Form 10-K
period 2014-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2015-02-25
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2014:

Alliant Energy Corporation	$6.7 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 30, 2015:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,935,680 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2015 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2015 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2015 Annual Meeting of Shareowners
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
ANR	ANR Pipeline
AOCL	Accumulated other comprehensive loss
ARO	Asset retirement obligation
ARR	Auction revenue right
ARRA	American Recovery and Reinvestment Act of 2009
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
Audit Committee	Audit Committee of the Board of Directors
BART	Best available retrofit technology
Bent Tree	Bent Tree - Phase I wind project
CA	Certificate of authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
Cash Balance Plan	Alliant Energy Cash Balance Pension Plan
CAVR	Clean Air Visibility Rule
CCR	Coal combustion residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
CO2e	Carbon dioxide-equivalent
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
Court	U.S. District Court for the Western District of Wisconsin
CPCN	Certificate of Public Convenience and Necessity
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
D.C. Circuit Court	U.S. Court of Appeals for the D.C. Circuit
DCP	Alliant Energy Deferred Compensation Plan
DLIP	Alliant Energy Director Long Term Incentive Plan
DNR	Department of Natural Resources
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EECR	Energy efficiency cost recovery
EEP	Energy efficiency plan
EGU	Electric generating unit
Emery	Emery Generating Station
EPA	U.S. Environmental Protection Agency
EPB	Emissions plan and budget
EPS	Earnings per weighted average common share
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FCS	Firm Citygate Supplies
FERC	Federal Energy Regulatory Commission
Financial Statements	Consolidated Financial Statements
FTIP Act	Federal Tax Increase Prevention Act
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
FWS	U.S. Fish and Wildlife Service
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HAP	Hazardous air pollutants
HDD	Heating degree days

Abbreviation or Acronym	Definition
IBEW	International Brotherhood of Electrical Workers
IPL	Interstate Power and Light Company
IRS	Internal Revenue Service
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Jo-Carroll	Jo-Carroll Energy, Inc.
KEESA	Key Executive Employment and Severance Agreement
Kewaunee	Kewaunee Nuclear Power Plant
KWh	Kilowatt-hour
MACT	Maximum achievable control technology
Marshalltown	Marshalltown Generating Station
MATS	Mercury and Air Toxic Standard
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MVP	Multi-value project
MW	Megawatt
MWh	Megawatt-hour
N.A.	National Association
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
NBPL	Northern Border Pipeline Company
Neenah	Neenah Energy Facility
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Consolidated Financial Statements
NGPL	Natural Gas Pipeline Co. of America
NNG	Northern Natural Gas Company
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
OIP	Alliant Energy 2010 Omnibus Incentive Plan
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable energy credit
Receivables Agreement	Receivables Purchase and Sale Agreement
RES	Renewable energy standards
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
RPS	Renewable portfolio standard
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
Sheboygan Falls	Sheboygan Falls Energy Facility
SIP	State implementation plan
SO2	Sulfur dioxide
SRP	Supplemental Retirement Plan
SSR	System Support Resource
TBD	To be determined
U.S.	United States of America
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
VP	Vice President
WACC	Weighted-average cost of capital
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “expect,” “anticipate,” “plan,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2015 and 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2015 and 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention, customer- and third party-owned generation and customer disconnects on sales volumes and margins;

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements and expansion of IPL’s and WPL’s natural gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind project, the potential decommissioning of certain EGUs of IPL and WPL, and the anticipated sales of IPL’s electric and gas distribution assets in Minnesota;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of coal, natural gas and purchased electricity;

•
changes in the price of delivered coal, natural gas and purchased electricity due to shifts in supply and demand caused by market conditions and regulations, and the ability to recover and to retain the recovery of related changes in purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the Sierra Club and the EPA, future changes in environmental laws and regulations, including the EPA’s recently issued proposed regulations for CO2 emissions reductions from new and existing fossil-fueled EGUs and the final CCR rule, and litigation associated with environmental requirements;

•
the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, state natural resources agencies or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;

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

•	risks associated with deployment and integration of a new customer billing and information system expected in 2015;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and allocation of mixed service costs, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

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

•
issues related to electric transmission, including operating in Regional Transmission Organization energy and ancillary services markets, the impacts of potential future billing adjustments and cost allocation changes from Regional Transmission Organizations and recovery of costs incurred;

•	changes made by FERC to ATC’s authorized return on equity;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies, including a new revenue recognition standard, which is currently expected to be adopted in 2017;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•
the ability to successfully complete tax audits and changes in tax accounting methods, including changes required by new tangible property regulations with no material impact on earnings and cash flows; and

•	factors listed in MDA and Item 1A Risk Factors.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K, except as required by law.

WEBSITE ACCESS TO REPORTS
Alliant Energy, IPL and WPL make their periodic and current reports, and amendments to those reports, available, free of charge, on Alliant Energy’s website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy, IPL and WPL are not including the information contained on Alliant Energy’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, except as required by law.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 1 million electric and approximately 420,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2014, IPL supplied electric and natural gas service to approximately 529,000 and 235,000 retail customers, respectively. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2014, 2013 and 2012, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues. Refer to Note 3 for discussion of IPL’s anticipated sales of its Minnesota electric and natural gas distribution assets.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in southern and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2014, WPL supplied electric and natural gas service to approximately 463,000 and 185,000 retail customers, respectively. In 2014, 2013 and 2012, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL’s consolidated subsidiary, WPL Transco, holds Alliant Energy’s investment in ATC. Refer to Note 6(a) for further discussion of ATC.

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

Refer to Note 17 for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2014, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,143	623	1,766	65%
WPL	1,128	263	1,391	81%
Corporate Services	24	915	939	3%
Resources	88	28	116	76%
	2,383	1,829	4,212	57%

At December 31, 2014, Alliant Energy employees covered by collective bargaining agreements were as follows:

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 204 (Cedar Rapids)	770	8/31/17
IBEW - Various	373	Various
	1,143
WPL - IBEW Local 965	1,128	5/31/19
Resources - Various	88	Various
Corporate Services - IBEW Local 204	24	10/31/16
	2,383

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2015 through 2018.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

FERC -
Public Utility Holding Company Act of 2005 - Alliant Energy is registered with FERC as a public utility holding company, pursuant to the Public Utility Holding Company Act of 2005, and is required to maintain certain records and to report certain transactions involving its public utilities, service company and other entities regulated by FERC. Corporate Services, IPL and WPL are subject to regulation by FERC under the Public Utility Holding Company Act of 2005 for various matters including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books, records and accounting requirements.

Energy Policy Act - The Energy Policy Act requires creation of an Electric Reliability Organization to provide oversight by FERC. FERC designated North American Electric Reliability Corporation as the overarching Electric Reliability Organization. Midwest Reliability Organization, which is a regional member of North American Electric Reliability Corporation, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

Federal Power Act - FERC also has jurisdiction, under the Federal Power Act, over certain electric utility facilities and operations, electric wholesale and transmission rates, dividend payments, issuance of IPL’s securities, and accounting practices of Corporate Services, IPL and WPL.

Electric Wholesale Rates - IPL and WPL have received wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the MISO and PJM markets and in transactions directly with third parties, based on the market value of the transactions. IPL and WPL also have FERC-approved cost-of-service based rates related to the provision of firm full- and partial-requirement wholesale electric sales. Both IPL’s and WPL’s wholesale cost-of-service tariffs are formula-based tariffs that allow for true-ups to actual costs, including fuel costs.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce. Neither IPL nor WPL own or operate electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily on the use of the ITC and ATC transmission systems, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates, there is uncertainty regarding IPL’s and WPL’s future electric transmission service expense. Refer to “Other Future Considerations” in MDA for further discussion of electric transmission service expense.

Natural Gas Act - FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act. Under the Natural Gas Act, FERC has authority over certain natural gas facilities and operations of IPL and WPL.

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, sales of assets with values that exceed 3% of IPL’s revenues for its Iowa jurisdiction, and approval of the location and construction of EGUs.

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

Retail Electric Transmission Cost Recovery Mechanism - Electric transmission service expense is billed to IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

Energy Efficiency Cost Recovery Mechanism - In accordance with Iowa law, IPL is required to file an EEP every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expense from prior periods.

Electric Generating Units - IPL must obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUB in order to construct a new, or significantly alter an existing, EGU located in Iowa with 25 MW or more of capacity. IPL’s ownership and operation of EGUs (including those located outside the state of Iowa) to serve Iowa customers is subject to retail utility rate regulation by the IUB.

Gas Distribution Projects - IPL must obtain a pipeline permit from the IUB related to the citing of certain utility gas pipelines in Iowa.

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for EGUs located in Iowa, including new base-load (nuclear or coal-fired generation) EGUs with a nameplate generating capacity of 300 MW or more, combined-cycle natural gas-fired EGUs and renewable generating resources, such as wind facilities. Upon approval of rate-making principles by the IUB, IPL must either build the EGU under the approved rate-making principles, or not at all.

Electric Generating Unit Emission Controls Projects - IPL is required to submit an EPB biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa DNR for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide retail base rate requests. However, the PSCW attempts to process retail base rate cases in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels and is allowed to request a change in retail base rates if its annual return on common equity falls below a certain level.

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

Retail Electric Transmission Cost Recovery - WPL’s retail electric base rates include estimates of electric transmission service expense anticipated during the forward-looking test period. A majority of WPL’s electric transmission service expense in 2015 and 2016 will be subject to a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in future base rate changes.

Energy Efficiency Cost Recovery - WPL contributes a certain percentage of its annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. Estimated contributions to Focus on Energy, along with WPL-run energy efficiency program costs, are recovered from WPL’s retail customers through changes in base rates determined during periodic rate proceedings and include a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in a future base rate proceeding.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW and a project cost of $10 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including emission controls projects. The current PSCW rules require a CA application for such projects with an estimated project cost of $10 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $2.5 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

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

Retail Utility Rates - Requests for retail rate change can be based on either historical or projected data and interim retail rates can be implemented 60 days after the filing date, with regulatory review. IPL has historically requested retail rate relief based on historical test periods. The historical test periods may be adjusted for certain known and measurable capital additions placed in service by IPL and operating and maintenance expenses incurred by IPL within 12 months after the end of the test year. Unless otherwise ordered, the MPUC must reach a final decision within 10 months of filing for retail rate relief; however, the MPUC can extend the timing by 90 days.

Renewable Energy Cost Recovery Mechanism - In 2011, IPL received an order from the MPUC approving the implementation of an automatic cost recovery rider on a temporary basis to recover costs associated with renewable generation. The renewable energy rider does not require a base rate case for annual revision of rates charged to IPL’s Minnesota retail electric customers, but requires that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. IPL currently utilizes this mechanism to recover costs associated with its Whispering Willow - East wind project located in Iowa and production tax credits.

Refer to Note 3 for discussion of IPL’s anticipated sales of its Minnesota electric and natural gas distribution assets.

Environmental - Extensive environmental laws and regulations are applicable as a result of current and past operations. The environmental laws and regulations relate to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; the management, storage and disposal of hazardous materials; and the clean-up of contaminated sites, including former MGP sites.

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

Federal, state and local permits are regularly obtained to assure compliance with environmental laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Prudently incurred compliance and remediation costs for IPL and WPL are anticipated to be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 16(e) for further discussion of electric and gas environmental matters, including current or proposed environmental regulations. Refer to “Strategic Overview - Environmental Compliance Plans” in MDA for details of future environmental compliance plans to adhere to applicable environmental requirements.

Refer to Notes 1(b), 1(g), 2 and 16(e) and “Rate Matters” and “Environmental Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations and the unallocated portions of the utility business. In 2014, IPL’s and WPL’s operating revenues and operating income (loss) for these three utility business segments were as follows:

	IPL		WPL
	Operating	Operating	Operating	Operating
	Revenues	Income	Revenues	Income
Electric	81%	80%	84%	92%
Gas	16%	12%	15%	9%
Other	3%	8%	1%	(1%)
	100%	100%	100%	100%

1) ELECTRIC UTILITY OPERATIONS
General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s electric utility operations are located in the Midwest with IPL providing electric service in Iowa and southern Minnesota and WPL providing electric service in southern and central Wisconsin. In September 2013, IPL signed a definitive agreement to sell its Minnesota electric distribution assets. Refer to Note 3 for discussion of this anticipated sale. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,415.0	52%	$1,416.3	52%	$1,295.5	50%
Minnesota	78.3	3%	75.5	3%	75.6	3%
Subtotal	1,493.3	55%	1,491.8	55%	1,371.1	53%
WPL:
Wisconsin	1,220.3	45%	1,197.2	45%	1,218.2	47%
	$2,713.6	100%	$2,689.0	100%	$2,589.3	100%

The percentage of regulated electric utility revenues were as follows:

	IPL			WPL
	2014	2013	2012	2014	2013	2012
IUB	93%	93%	92%	—%	—%	—%
PSCW	—%	—%	—%	86%	85%	86%
MPUC	5%	5%	5%	—%	—%	—%
FERC	2%	2%	3%	14%	15%	14%
	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at December 31, 2014 was as follows:

	Retail Customers				Wholesale	Other	Total	Communities
	Iowa	Minnesota	Wisconsin	Total	Customers	Customers	Customers	Served
IPL	486,854	42,338	—	529,192	7	1,378	530,577	752
WPL	—	—	463,139	463,139	21	2,256	465,416	607
	486,854	42,338	463,139	992,331	28	3,634	995,993	1,359

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of and a return on investments in electric infrastructure and recovery of purchased electric capacity costs and other costs required to serve customers. Electric transmission service expense is billed to IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expense. IPL’s fuel-related costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of and a return on investments in electric infrastructure and recovery of fuel-related costs, purchased electric capacity costs, electric transmission service costs and other costs required to serve customers. WPL defers fuel-related costs that exceed or fall below established fuel monitoring ranges through an electric fuel cost recovery mechanism. Deferrals of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the applicable authorized return on common equity. Refer to “Rate Matters” in MDA for details of IPL’s settlement agreement approved by the IUB in September 2014 and WPL’s retail electric and gas base rate case approved by the PSCW in July 2014. Refer to Note 2 for additional discussion of utility rate cases.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. The tariffs include an annual true-up process for actual costs incurred. A majority of IPL’s and WPL’s wholesale service agreements have terms that end after 2016. Refer to “Other Future Considerations” in MDA for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements. Refer to Note 3 for discussion of IPL’s Minnesota electric distribution asset sales agreement, which includes a wholesale power supply agreement that is subject to FERC approval.

In addition, WPL has bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC-approved tariffs.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. Electric sales are also impacted to a certain extent in the winter months due to heating requirements. In 2014, the maximum peak hour demands were as follows:

	Summer Peak		Winter Peak
	MW	Date	MW	Date
Alliant Energy	5,426	July 22	4,803	January 6
IPL	2,840	September 4	2,601	January 6
WPL	2,594	July 22	2,202	January 6

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier, and IPL and WPL have obligations to serve all their retail electric customers. Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL still face competition from self-generation by large industrial customers, customer- and third party-owned generation (e.g. rooftop solar panels), alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). However, IPL and WPL attempt to attract new customers into their service territories in an effort to keep energy rates low for all its customers.

Renewable Energy Standards - As discussed in greater detail below, the states in which IPL and WPL operate have RES, which establish the amount of energy electric utilities or service providers must supply from renewable resources.

IPL - IPL has requirements to comply with RES in both Iowa and Minnesota and primarily relies upon RECs generated from the wind projects it owns and renewable energy acquired under PPAs to meet such requirements. IPL allocates its portfolio of RECs between its Iowa and Minnesota jurisdictions based on a load-ratio share. IPL has excess RECs in Iowa and a shortfall of RECs in Minnesota. However, the excess RECs in Iowa are much larger than the Minnesota shortfall partially due to the relatively small amount of IPL’s load served in Minnesota compared to Iowa. IPL is permitted to use its surplus of RECs in Iowa to meet its deficit of RECs in Minnesota. IPL expects to meet both its Iowa and Minnesota renewable energy requirements on a system-wide basis without the need to purchase additional RECs.

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

Energy Efficiency - IPL and WPL continue to promote energy efficiency, including their customers’ ability to efficiently manage their energy use. Refer to “Strategic Overview” in MDA for discussion of energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy, IPL and WPL have met historical customer demand of electricity and expect to continue meeting future demand through a mix of electric supply including internally generated electricity, PPAs and additional purchases from wholesale energy markets. Alliant Energy’s mix of electric supply has changed with WPL’s purchases of Wisconsin Electric Power Company’s 25% interest in Edgewater Unit 5 in 2011 and Riverside in 2012, the completion of wind projects including WPL’s Bent Tree wind project in 2011, the expiration of WPL’s Kewaunee PPA in December 2013, IPL’s DAEC PPA for a term from February 22, 2014 through December 31, 2025, WPL’s 150 MW PPA for a term from January 1, 2014 through December 31, 2018 and IPL’s retirement of various EGUs. Alliant Energy expects its mix of electric supply to change further in the next several years with IPL’s construction of Marshalltown, WPL’s proposed construction of the Riverside expansion and the proposed retirement of additional EGUs. Generation plans are periodically updated to identify longer term electric supply resource needs. These long-term generation plans are intended to meet customer demand, reduce reliance on PPAs and wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of EGUs, EGU outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand from 2010 to 2014. Refer to “Strategic Overview” in MDA for details of future generation plans.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 14.3% and the required unforced capacity reserve margin is 7.1% for the June 1, 2015 through May 31, 2016 MISO planning year. IPL and WPL currently have adequate capacity to meet the MISO planning reserve margin requirements for the June 1, 2015 through May 31, 2016 MISO planning year.

Generation - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs.

Nameplate Capacity - The nameplate capacity of IPL’s and WPL’s EGUs by primary fuel type is as follows:

	IPL		WPL		Total
	MWs	%	MWs	%	MWs	%
Coal	1,641	51%	1,463	46%	3,104	48%
Natural gas	1,031	32%	1,448	45%	2,479	39%
Oil	347	11%	—	—%	347	5%
Wind	200	6%	269	8%	469	7%
Hydro	—	—%	41	1%	41	1%
Total	3,219	100%	3,221	100%	6,440	100%

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2014	2013	2012	2014	2013	2012
All fuels	$2.50	$2.36	$2.26	$2.82	$2.52	$2.26
Coal	2.05	1.99	1.91	2.22	2.21	2.21
Natural gas (a)	6.05	4.63	3.79	5.51	4.86	3.21

(a)
The average cost of natural gas includes commodity and transportation costs as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Coal - Coal is a primary fuel source for internally generated electric supply and represented approximately 45%, 43% and 47% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2014, respectively. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired EGUs for 2015 through 2018. As of December 31, 2014, existing contracts provide for a portfolio of coal supplies that cover approximately 72%, 65%, 31% and 21% of IPL’s and WPL’s estimated aggregate annual coal supply needs for 2015 through 2018, respectively. Alliant Energy, IPL and WPL believe this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate

Services, IPL and WPL, also enters into various coal transportation agreements to meet IPL’s and WPL’s coal supply requirements. As of December 31, 2014, existing coal transportation agreements cover approximately 100% and 84% of IPL’s estimated coal transportation needs for 2015 and 2016, respectively, and 100% and 63% of WPL’s estimated coal transportation needs for 2015 and 2016, respectively.

Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s EGUs, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 55 days for EGUs with year-round deliveries and 30 to 150 days (depending upon the time of year) for EGUs with seasonal deliveries. As of December 31, 2014, actual inventory days ranged from 23 to 57 days for EGUs with year-round deliveries and 72 to 80 days for EGUs with seasonal deliveries. The days on hand were computed based on actual tons of inventory divided by estimated average daily tons burned. During 2014, coal deliveries to one of WPL’s EGUs were delayed due to additional rail-car traffic for non-coal commodities. As a result, WPL shifted some of its rail-car coal traffic to a less congested route to help avoid such delays. Coal is periodically tested from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with EGUs. Access to alternative sources of coal is expected to provide further protection against interruptions and lessen dependence on the primary coal source.

Average delivered fossil fuel costs are expected to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, expiration of legacy transportation contracts, fuel-related surcharges incorporated by transportation carriers and expected future coal and transportation market trends. Legacy transportation contracts at each of IPL and WPL expired at the end of 2014, which will result in higher coal transportation costs for IPL and WPL beginning in 2015. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal, and changes in various associated laws and regulations. For example, emission restrictions related to SO2, NOx and mercury, along with other environmental limitations on EGUs, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include, but are not limited to: the need for railroads to enhance and expand infrastructure, corresponding investments in locomotives and crews, and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. The coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of their transportation agreements and strategic alignment of agreement expirations for negotiation purposes, Alliant Energy, IPL and WPL believe they are reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several larger natural gas-fired EGUs, including IPL’s Emery (603 MW), WPL’s Riverside (675 MW), WPL’s Neenah (371 MW) and Resources’ Sheboygan Falls (347 MW) facilities. WPL has exclusive rights to the output of Sheboygan Falls under an affiliated lease agreement. IPL and WPL also currently own several smaller natural gas-fired EGUs and IPL currently expects to convert an EGU currently fueled with coal to natural gas in the future. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources. Internally generated electric supply from natural gas-fired EGUs represented approximately 10%, 6% and 13% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2014, respectively. Alliant Energy manages the gas supply to these gas-fired EGUs and provides supply through a combination of third-party deliveries and pipeline transportation and storage contracts held by IPL and WPL.

Refer to “Strategic Overview” for discussion of IPL’s construction of Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU and WPL’s proposed construction of the Riverside expansion, an approximate 650 MW natural gas-fired combined-cycle EGU.

Wind - IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa began generating electricity in 2009. WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began generating electricity in 2008. WPL’s

201 MW Bent Tree wind project in Freeborn County, Minnesota began full generation of electricity in 2011. Internally generated electric supply from these three wind facilities represented approximately 5%, 4% and 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2014, respectively. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of RECs or other environmental commodities. Refer to “Properties” in Item 2 for the generating capacity of these wind projects.

Purchased Power - IPL and WPL periodically enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity. Purchased power represented approximately 40%, 47% and 33% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2014, respectively. IPL’s most significant PPA is for the purchase of up to 431 MWs of capacity and the resulting energy from DAEC for a term from February 22, 2014 through December 31, 2025. WPL’s most significant PPA is for the purchase of 150 MWs of energy for a term from January 1, 2014 through December 31, 2018.

Refer to Note 1(g) for discussion of IPL’s and WPL’s rate recovery of fuel-related costs and Note 16(b) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments.

Electric Transmission - IPL and WPL do not own electric transmission assets and currently receive substantially all their electric transmission services from ITC and ATC, respectively. ITC and ATC are independent for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC and ATC charge their customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Future Considerations” in MDA for additional information regarding transmission service charges from ITC and ATC, and discussion of potential changes to ATC’s return on equity and regulatory capital structure for common equity, which could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Note 1(g) also discusses escrow accounting treatment for electric transmission service expense, which WPL received as part of its approved retail electric rate case (2015/2016 Test Period) in July 2014 from the PSCW. Refer to Note 18 for details of agreements between ATC and WPL.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. Corporate Services acts as agent on behalf of IPL and WPL pursuant to service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within the markets operated by MISO and PJM. Corporate Services assigns such sales and purchases between IPL and WPL based on statements received from MISO and PJM. Refer to Note 18 for additional discussion of these assigned amounts.

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

Financial Transmission Rights and Auction Revenue Rights - In areas of constrained transmission capacity, costs could be higher due to congestion and its impact on locational marginal prices. FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market. MISO allocates ARRs to IPL and WPL each year based on historical use of the transmission system. The revenue rights associated with the allocated ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. MISO allocates ARRs annually based on a fiscal year from June 1 through May 31. IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2015.

Multi-value Projects - The MISO tariff identifies costs billed to IPL and WPL, including costs related to various shared transmission projects, including MVPs. MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariff costs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, to provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable reliability standards. The costs of these projects are primarily allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region. Refer to “Other Future Considerations” in MDA for further discussion of MISO transmission charges billed to IPL and WPL.

Resource Adequacy - MISO conducts various studies regarding reliability of electric service to ensure its market participants have adequate resources, either owned or contracted, to meet MISO’s forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs from the MISO resource adequacy process is available to meet these requirements. To connect to the transmission system, MISO requires an EGU to obtain an interconnection agreement. In order for an EGU to receive accredited capacity, it must, among other requirements, satisfy all transmission requirements identified in its interconnection agreement prior to the MISO planning year. New EGUs like Marshalltown may not initially receive accredited capacity based on the inability to satisfy all identified transmission requirements. Therefore, accredited capacity may not be granted to such EGUs until all identified transmission requirements are resolved. As members of MISO, IPL and WPL must adhere to these resource adequacy protocols in executing their generation resource plans.

Attachment Y Notices and System Support Resources - MISO requires its market participants (including IPL and WPL, among others) who own EGUs to submit an Attachment Y Notice if they plan to retire an EGU, reduce the capacity of an EGU or suspend all or a portion of the operations of an EGU for a period longer than two months. Upon receiving an Attachment Y Notice, MISO will conduct a study to determine whether all or a portion of the EGU’s capacity is necessary to maintain system reliability. If the EGU’s capacity is determined to be necessary to maintain system reliability, MISO designates the EGU as an SSR. When an EGU is required to continue to operate for system reliability, the market participant may enter into an SSR agreement and negotiate an annual revenue requirement with MISO. The annual revenue requirement for the SSR is subject to FERC approval and is assigned to load serving entities that benefit from the continued operations of the EGU. In 2013, the PSCW issued an order allowing investor-owned Wisconsin utilities to defer SSR costs incurred through December 31, 2015. Alliant Energy, IPL and WPL are currently unable to estimate the amount of aggregate SSR charges that may be assigned to IPL and WPL as load serving entities. Alliant Energy, IPL and WPL are also currently unable to estimate the impacts of any potential SSR designations on EGUs they plan to retire or modify. Refer to “Strategic Overview” in MDA for discussion of EGUs that IPL and WPL currently plan to retire or modify, such as changing from coal-fired to an alternative fuel source, in the next few years.

FERC Order 1000 - In 2011, FERC issued Order 1000, which reforms its electric transmission planning and cost allocation requirements for public utility transmission providers. One substantial change from the order is the requirement for projects with regional cost allocation to have the federal right of first refusal removed. Incumbent public utility transmission providers, including ITC and ATC, no longer have a federal right of first refusal to build, own and operate large-scale transmission projects located within their service territory that have regional cost sharing. To comply with this requirement, MISO is creating a competitive bidding process for projects subject to the right of first refusal removal, which could lead to a potential decrease in the expected costs of impacted future transmission projects. In January 2015, FERC issued an order that denied rehearing requests and accepted MISO’s revised Order 1000 compliance filing, subject to a further compliance filing for certain changes related to definitions of projects retaining a federal right of first refusal and requirements for qualified transmission developers. Alliant Energy, IPL and WPL are currently unable to determine what impacts, if any, this order may have on their future electric transmission service charges.

Electric Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of electric environmental matters, including current or proposed environmental regulations.

Alliant Energy Corporation

Electric Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$994.5	$1,009.1	$975.9	$985.8	$1,001.5
Commercial	658.0	649.4	611.4	612.1	619.0
Industrial	799.0	765.4	741.8	748.9	762.8
Retail subtotal	2,451.5	2,423.9	2,329.1	2,346.8	2,383.3
Sales for resale:
Wholesale	206.6	195.4	187.6	189.8	196.8
Bulk power and other	2.9	17.7	23.8	52.2	44.1
Other	52.6	52.0	48.8	47.0	50.0
Total	$2,713.6	$2,689.0	$2,589.3	$2,635.8	$2,674.2
Electric Sales (000s MWh):
Residential	7,697	7,824	7,679	7,740	7,836
Commercial	6,449	6,432	6,352	6,253	6,219
Industrial	11,821	11,471	11,555	11,504	11,213
Retail subtotal	25,967	25,727	25,586	25,497	25,268
Sales for resale:
Wholesale	3,586	3,564	3,317	3,372	3,325
Bulk power and other	335	763	1,303	1,757	1,378
Other	155	152	151	151	153
Total	30,043	30,206	30,357	30,777	30,124
Customers (End of Period):
Residential	850,322	847,350	844,388	842,780	841,726
Commercial	139,138	138,520	137,791	136,732	135,832
Industrial	2,871	2,881	2,842	2,895	2,875
Other	3,662	3,657	3,647	3,638	3,632
Total	995,993	992,408	988,668	986,045	984,065
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,426	5,820	5,886	5,734	5,425
Maximum winter peak hour demand (MW)	4,803	4,648	4,368	4,423	4,591
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 755)	670	884	1,052	887	923
Madison, Wisconsin (WPL) (normal - 658)	620	709	1,070	814	829
Sources of electric energy (000s MWh):
Coal	13,818	14,873	14,680	16,440	16,366
Purchased power:
Nuclear (b)	3,133	5,544	5,483	5,483	5,667
Wind (c)	1,252	1,201	1,188	1,285	1,254
Other (c)	8,074	5,541	7,053	6,244	6,260
Gas	2,971	2,224	1,285	588	633
Wind (c)	1,390	1,375	1,198	1,188	588
Other (c)	212	200	183	225	232
Total	30,850	30,958	31,070	31,453	31,000
Revenue per KWh sold to retail customers (cents)	9.44	9.42	9.10	9.20	9.43

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(b)	2013 MWhs include replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Interstate Power and Light Company

Electric Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$556.4	$574.3	$529.9	$543.2	$561.9
Commercial	410.2	409.6	365.3	366.0	378.7
Industrial	458.5	442.9	408.0	415.4	441.9
Retail subtotal	1,425.1	1,426.8	1,303.2	1,324.6	1,382.5
Sales for resale:
Wholesale	32.2	30.0	27.8	29.6	29.8
Bulk power and other	2.1	2.0	9.5	24.6	23.5
Other	33.9	33.0	30.6	29.5	28.5
Total	$1,493.3	$1,491.8	$1,371.1	$1,408.3	$1,464.3
Electric Sales (000s MWh):
Residential	4,164	4,272	4,141	4,223	4,295
Commercial	4,099	4,118	4,045	3,953	3,944
Industrial	7,132	6,973	7,116	7,080	6,961
Retail subtotal	15,395	15,363	15,302	15,256	15,200
Sales for resale:
Wholesale	485	419	418	417	425
Bulk power and other	59	98	377	729	683
Other	81	80	81	84	83
Total	16,020	15,960	16,178	16,486	16,391
Customers (End of Period):
Residential	445,483	444,905	443,802	443,358	443,694
Commercial	81,853	81,587	81,203	80,506	80,063
Industrial	1,856	1,863	1,836	1,906	1,900
Other	1,385	1,374	1,381	1,381	1,366
Total	530,577	529,729	528,222	527,151	527,023
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,840	3,107	3,130	3,131	2,963
Maximum winter peak hour demand (MW)	2,601	2,528	2,404	2,454	2,524
Cooling degree days (a):
Cedar Rapids, Iowa (normal - 755)	670	884	1,052	887	923
Sources of electric energy (000s MWh):
Coal	7,092	6,705	7,302	8,456	8,663
Purchased power:
Nuclear	3,133	3,592	3,641	3,624	3,623
Wind (b)	798	768	743	661	606
Other (b)	3,802	3,766	3,237	3,094	3,014
Gas	1,069	920	1,081	532	578
Wind (b)	622	639	579	568	353
Other (b)	12	22	38	18	22
Total	16,528	16,412	16,621	16,953	16,859
Revenue per KWh sold to retail customers (cents)	9.26	9.29	8.52	8.68	9.10

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(b)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Wisconsin Power and Light Company

Electric Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$438.1	$434.8	$446.0	$442.6	$439.6
Commercial	247.8	239.8	246.1	246.1	240.3
Industrial	340.5	322.5	333.8	333.5	320.9
Retail subtotal	1,026.4	997.1	1,025.9	1,022.2	1,000.8
Sales for resale:
Wholesale	174.4	165.4	159.8	160.2	167.0
Bulk power and other	0.8	15.7	14.3	27.6	20.6
Other	18.7	19.0	18.2	17.5	21.5
Total	$1,220.3	$1,197.2	$1,218.2	$1,227.5	$1,209.9
Electric Sales (000s MWh):
Residential	3,533	3,552	3,538	3,517	3,541
Commercial	2,350	2,314	2,307	2,300	2,275
Industrial	4,689	4,498	4,439	4,424	4,252
Retail subtotal	10,572	10,364	10,284	10,241	10,068
Sales for resale:
Wholesale	3,101	3,145	2,899	2,955	2,900
Bulk power and other	276	665	926	1,028	695
Other	74	72	70	67	70
Total	14,023	14,246	14,179	14,291	13,733
Customers (End of Period):
Residential	404,839	402,445	400,586	399,422	398,032
Commercial	57,285	56,933	56,588	56,226	55,769
Industrial	1,015	1,018	1,006	989	975
Other	2,277	2,283	2,266	2,257	2,266
Total	465,416	462,679	460,446	458,894	457,042
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,594	2,752	2,851	2,761	2,654
Maximum winter peak hour demand (MW)	2,202	2,120	1,964	1,991	2,066
Cooling degree days (a):
Madison, Wisconsin (normal - 658)	620	709	1,070	814	829
Sources of electric energy (000s MWh):
Coal	6,726	8,168	7,378	7,984	7,703
Purchased power:
Nuclear (b)	—	1,952	1,842	1,859	2,044
Wind (c)	454	433	445	624	648
Other (c)	4,272	1,775	3,816	3,150	3,246
Gas	1,902	1,304	204	56	55
Wind (c)	768	736	619	620	235
Other (c)	200	178	145	207	210
Total	14,322	14,546	14,449	14,500	14,141
Revenue per KWh sold to retail customers (cents)	9.71	9.62	9.98	9.98	9.94

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(b)	2013 MWhs include replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

2) GAS UTILITY OPERATIONS
General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s gas utility operations are located in the Midwest with IPL providing gas service in Iowa and southern Minnesota, and WPL providing gas service in southern and central Wisconsin. In December 2014, the MPUC issued an order approving the proposed sale of IPL’s Minnesota natural gas distribution assets. Refer to Note 3 for discussion of this anticipated sale. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Jurisdictions - Gas utility revenues by state were as follows (dollars in millions):

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$282.8	55%	$261.2	56%	$216.6	55%
Minnesota	13.7	2%	12.7	3%	10.1	2%
Subtotal	296.5	57%	273.9	59%	226.7	57%
WPL:
Wisconsin	221.0	43%	190.9	41%	169.6	43%
	$517.5	100%	$464.8	100%	$396.3	100%

Customers - The number of gas customers and communities served at December 31, 2014 were as follows:

	Retail Customers				Transportation /	Total	Communities
	Iowa	Minnesota	Wisconsin	Total	Other Customers	Customers	Served
IPL	224,302	10,712	—	235,014	371	235,385	243
WPL	—	—	184,913	184,913	254	185,167	236
	224,302	10,712	184,913	419,927	625	420,552	479

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

Recent fluctuations in propane prices have resulted in increased customer requests to convert from propane to natural gas. When natural gas service is available for a given area, customers in such area have generally selected natural gas over propane as a more cost competitive solution for their energy needs. Alliant Energy, IPL and WPL are currently extending various natural gas distribution systems in their existing Iowa and Wisconsin service territories to serve new customer demand. Refer to “Strategic Overview” in MDA for further discussion of gas distribution systems.

Seasonality - Gas sales follow a seasonal pattern with an annual base-load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer and inject it into underground storage fields, and remove it from storage fields in the winter to deliver to customers. In 2014, the maximum daily winter peak demands were as follows:

	Dth	Date
IPL	296,190	January 6
WPL	234,837	January 6

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

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through September 2017. IPL’s and WPL’s gas supply commitments are primarily market-based.

In more recent years, natural gas prices have fallen to levels not seen in a decade. Prices have fallen largely due to surging supply caused by shale gas production. Given the tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates in the cost of gas sold, the decreased natural gas prices do not have a material impact on their respective gas margins, but help IPL and WPL lower customer bills.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with NNG, ANR, NGPL and NBPL allow access to gas supplies located in the U.S. and Canada. Arrangements with FCS provide IPL with gas delivered directly to its service territory. In 2014, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Total
IPL	192,599	50,000	76,673	10,000	4,085	333,357
WPL	91,056	167,467	—	—	—	258,523

Refer to Note 1(g) for information relating to utility natural gas cost recovery mechanisms and Note 16(b) for discussion of natural gas commitments.

Gas Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$287.5	$262.5	$224.3	$269.7	$273.7
Commercial	172.8	150.3	124.3	155.1	154.2
Industrial	23.4	21.1	16.7	24.5	27.3
Retail subtotal	483.7	433.9	365.3	449.3	455.2
Transportation/other	33.8	30.9	31.0	27.4	25.4
Total	$517.5	$464.8	$396.3	$476.7	$480.6
Gas Sales (000s Dths):
Residential	31,718	29,916	23,071	26,891	27,128
Commercial	23,301	21,892	17,115	19,271	18,691
Industrial	3,710	3,803	3,068	3,848	4,158
Retail subtotal	58,729	55,611	43,254	50,010	49,977
Transportation/other	64,717	60,261	57,532	52,210	50,408
Total	123,446	115,872	100,786	102,220	100,385
Retail Customers at End of Period:
Residential	373,319	370,895	368,708	367,497	366,261
Commercial	46,180	45,874	45,684	45,667	45,552
Industrial	428	441	456	496	549
Total	419,927	417,210	414,848	413,660	412,362
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,763)	7,657	7,232	5,901	6,745	6,868
Madison, Wisconsin (WPL) (normal - 7,031)	7,884	7,627	5,964	6,992	6,798
Revenue per Dth sold to retail customers	$8.24	$7.80	$8.45	$8.98	$9.11
Purchased gas costs per Dth sold to retail customers	$5.52	$4.90	$4.94	$5.88	$6.05

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$162.5	$152.8	$126.4	$155.2	$155.6
Commercial	96.1	85.7	69.7	87.8	88.4
Industrial	17.4	16.1	12.8	19.0	18.4
Retail subtotal	276.0	254.6	208.9	262.0	262.4
Transportation/other	20.5	19.3	17.8	14.3	11.9
Total	$296.5	$273.9	$226.7	$276.3	$274.3
Gas Sales (000s Dths):
Residential	17,839	16,975	12,955	15,660	15,923
Commercial	12,641	12,051	9,403	10,677	10,596
Industrial	2,804	2,931	2,435	3,023	2,869
Retail subtotal	33,284	31,957	24,793	29,360	29,388
Transportation/other	31,377	32,019	30,992	27,720	28,071
Total	64,661	63,976	55,785	57,080	57,459
Retail Customers at End of Period:
Residential	208,240	207,853	207,121	206,964	206,979
Commercial	26,530	26,460	26,439	26,455	26,470
Industrial	244	250	260	296	343
Total	235,014	234,563	233,820	233,715	233,792
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	296,190	262,076	233,456	264,252	277,031
Heating degree days (a):
Cedar Rapids, Iowa (normal - 6,763)	7,657	7,232	5,901	6,745	6,868
Revenue per Dth sold to retail customers	$8.29	$7.97	$8.43	$8.92	$8.93
Purchased gas cost per Dth sold to retail customers	$5.54	$4.96	$4.92	$5.96	$6.05

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Wisconsin Power and Light Company

Gas Operating Information	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$125.0	$109.7	$97.9	$114.5	$118.1
Commercial	76.7	64.6	54.6	67.3	65.8
Industrial	6.0	5.0	3.9	5.5	8.9
Retail subtotal	207.7	179.3	156.4	187.3	192.8
Transportation/other	13.3	11.6	13.2	13.1	13.5
Total	$221.0	$190.9	$169.6	$200.4	$206.3
Gas Sales (000s Dths):
Residential	13,879	12,941	10,116	11,231	11,205
Commercial	10,660	9,841	7,712	8,594	8,095
Industrial	906	872	633	825	1,289
Retail subtotal	25,445	23,654	18,461	20,650	20,589
Transportation/other	33,340	28,242	26,540	24,490	22,337
Total	58,785	51,896	45,001	45,140	42,926
Retail Customers at End of Period:
Residential	165,079	163,042	161,587	160,533	159,282
Commercial	19,650	19,414	19,245	19,212	19,082
Industrial	184	191	196	200	206
Total	184,913	182,647	181,028	179,945	178,570
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	234,837	193,628	176,207	177,041	179,924
Heating degree days (a):
Madison, Wisconsin (normal - 7,031)	7,884	7,627	5,964	6,992	6,798
Revenue per Dth sold to retail customers	$8.16	$7.58	$8.47	$9.07	$9.36
Purchased gas cost per Dth sold to retail customers	$5.48	$4.83	$4.97	$5.77	$6.06

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility is the primary source of steam for IPL’s two high-pressure steam customers. IPL’s largest high-pressure steam customer accounts for approximately 90% of IPL’s steam revenues. This customer is under contract through 2025 for annual steam usage of at least 3.8 million Dths, with certain conditions. IPL’s other high-pressure steam customer is under contract through 2025 for annual steam usage of at least 0.2 million Dths for 2015 and at least 0.3 million Dths for 2016 through 2025, with certain conditions.

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

Other non-regulated investments - includes ATI’s partial ownership interest in WPL Transco, which holds Alliant Energy’s ownership interest in ATC, real estate investments, two corporate airplanes and several other modest investments.

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

Our business is significantly impacted by government regulation and legislation - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn appropriate rates of return. In particular, regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC, regulate many aspects of our operations. Our operations are also governed by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. Operations impacted by these regulatory groups include: the rates charged to our customers; rates of return of IPL, WPL and ATC; our ability to site and construct new generating facilities, such as the natural gas-fired generating facilities in Marshalltown, Iowa and Beloit, Wisconsin, and future wind projects to utilize our remaining available wind sites, and the amount of costs associated therewith that may be recovered from customers; the installation of environmental emission controls equipment and the amount of costs for the construction and maintenance of such equipment that may be recovered from customers; our ability to decommission generating facilities and recover the costs incurred to decommission the facilities and the remaining carrying value of such facilities; our ability to site and construct new natural gas pipelines; our ability to recover costs to upgrade our natural gas distribution system to comply with the anticipated Pipeline and Hazardous Materials Safety Administration requirements that have not yet been finalized; the amount of certain sources of energy we must use, such as renewable sources and reductions in energy usage by customers; our ability to purchase generating facilities and the amount of costs associated therewith that may be recovered from customers; our ability to sell utility assets and any conditions placed upon the sale of such assets, such as the sale of our Minnesota gas and electric distribution assets; the rates paid to transmission operators and the amount of those costs, and how those costs are recovered from customers; our ability to enter into purchased power agreements, the amount of costs associated therewith, and how those costs are recovered from customers; resource adequacy requirements, energy capacity standards, what forms of energy are considered when determining whether we meet those standards, and when new facilities such as IPL’s Marshalltown Generating Station and WPL’s proposed Riverside Energy Center expansion may be fully credited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith from customers; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. Failure to obtain approvals from regulatory authorities for any of these matters, failure to receive approvals in a timely manner, or receiving approvals with uneconomical conditions may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and have a material adverse impact on our financial condition and results of operations.

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

Our utility financial condition is influenced by how regulatory authorities establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or authorized rates of return on capital will be earned. In future rate cases, IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen (as is the case for IPL’s and WPL’s retail electric base rates through the end of 2016) and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

We are subject to a wide variety of regulations, including and in addition to those described above, which are constantly changing. State and federal election results may serve as a catalyst for regulatory changes. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations.

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

Large construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes constructing natural gas-fired generating facilities, installing environmental control equipment at our newer and more efficient coal-fired generating facilities, and making other large-scale improvements to such generating facilities and large-scale additions and upgrades to our natural gas distribution system. These large construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include changes in costs of materials, equipment, commodities, fuel or labor; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed the costs approved by our regulators, for example, if the Marshalltown Generating Station exceeds the cost cap approved by the IUB. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. We could lose customers, and therefore see lower demand for energy, due to economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, state and/or federal regulations require mandatory conservation measures, which would reduce the demand for energy. We may lose wholesale customers such as Jo-Carroll Energy, Inc., WPPI Energy and Great Lakes Utilities who have provided us notice of their intent to terminate their wholesale power supply agreements. Continuing technology improvements and regulatory developments are making customer- and third party-owned generation technologies such as rooftop solar systems, wind turbines, microturbines and battery storage systems more cost effective and feasible for more of our customers. As more customers utilize their own generation, demand for energy from us may decline. Future economic growth may not create enough growth for us to replace the lost energy demand from these customers. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Regional and national economic conditions could have an unfavorable impact on us - Our utility and non-regulated businesses follow the economic cycles of the customers we serve and credit risk of counterparties we do business with. Adverse economic conditions in our service territories can adversely affect the financial condition of our customers and reduce their demand for electricity and natural gas. Reduced volumes of electricity and natural gas sold, or the inability to collect unpaid bills from our customers from a deterioration in national or regional economic conditions, could adversely impact our financial condition and results of operations.

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

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly, and pursuant to which we could incur material liabilities - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations. The environmental laws and regulations govern air emissions, ambient air quality standards, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion residuals and other solid wastes and hazardous substances, clean-up of contaminated sites and protection of natural resources. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install emission controls equipment at our facilities, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the costs to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including sites of manufactured gas plants operated by our predecessors. Compliance with these regulations can significantly increase capital spending, operating costs and plant down-times, and can negatively affect the affordability of rates we charge our customers. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restriction on our operations) necessary to comply with, or as a result of liabilities under, these environmental laws and regulations, although we expect the expenditures to be material.

We are also subject to a Consent Decree between WPL, the EPA and the Sierra Club, which resolved environmental claims related to air emissions at certain WPL coal-fired generating facilities. The Consent Decree requires construction of specific emission controls equipment, establishes emission rate limits, requires retirement or fuel switching of certain facilities, and requires WPL to complete certain environmental mitigation projects.

Although we believe we comply in all material respects with currently applicable environmental laws, regulations, and the Consent Decree, we may be subject to regulatory enforcement action by state or federal agencies should we operate out of compliance. In some instances, complying with certain environmental regulations may not be sufficient to satisfy the obligations of the Consent Decree or other operating regulations discussed earlier. In addition, citizen groups and private individuals may bring legal action against regulatory agencies or bring citizen enforcement actions against us claiming that the environmental requirements are not being sufficiently enforced by regulatory agencies. For example, the Consent Decree resulted from allegations originally raised by the Sierra Club that WPL violated various provisions of the Clean Air Act. If we are unsuccessful defending or settling such litigation by governmental agencies, citizen groups, or individuals, we could be subject to restrictions or prohibitions on operating our generation facilities, costly upgrades to our generating facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations. In addition, we may also be subject to third party environmental claims relating to property damage or personal injury that arise from our operations.

We are subject to existing and potential future governmental mandates to provide customers with renewable energy and energy conservation offerings. These mandates are designed in part to mitigate the potential environmental impacts of utility operations. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations. If our regulators do not allow us to recover all or a part of the costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment and natural resources may be adopted or become applicable to us. Areas in our service territories that are currently attainment areas under National Ambient Air Quality Standards could be designated as non-attainment areas due to new air monitoring results. These revised and new laws or regulations and any areas in our service territories designated as non-attainment may require regulation of mercury, nitrogen oxide, sulfur dioxide, carbon dioxide (CO2) and other greenhouse gases (GHG) emissions, particulates, coal ash and other coal combustion products, wastewater discharges, cooling water intake structures, and threatened, endangered or invasive species. Federal and state election results may serve as a catalyst for regulatory changes. Such changes could materially increase our cost of compliance. Our strategic plan was developed in part to comply with expected environmental laws and regulations as we anticipate they will be finally adopted. Revision of existing environmental laws or regulations may cause: (1) state utility commissions to not approve our plans to install environmental emission controls equipment at our existing generating facilities or not allow us to recover costs of such projects; (2) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations; (3) co-owners in our jointly-owned facilities to not agree with our decision to move forward with these projects; or (4) our current plans and/or past actions to not meet new requirements. These outcomes could have a material adverse effect on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could negatively impact us - The primary GHG emitted from our utility operations is CO2 from combustion of fossil fuels at our generating facilities, which are primarily coal-fired facilities. We could incur costs or other obligations to comply with any GHG regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. In 2013, a series of actions were announced to reduce carbon emissions, prepare the U.S. for the impacts of climate change, and lead international efforts to address global climate change. In November 2014, future targets for GHG emission reductions for the U.S. were announced in anticipation of achieving a global climate agreement.

The following are some proposed regulations that are expected to impact our operations. In January 2014, the EPA published proposed regulations governing GHG emissions from new generating facilities, which would impact IPL’s Marshalltown Generating Station in Iowa and WPL’s proposed Riverside Energy Center expansion in Wisconsin. In June 2014, the EPA issued its Clean Air Act Section 111(d) proposal to reduce CO2 emissions from existing fossil-fueled generating facilities. The EPA’s proposal is based on broad measures to lower CO2 emissions, which could impact the dispatch of existing fossil-fueled generating facilities and the fuel mix used to generate electricity, and require other actions in order to achieve CO2 emission reduction goals. Due to the uncertainty of the final form of the GHG emissions regulations and solutions, including available control technologies, to comply with regulations to reduce GHG emissions, including CO2, we cannot provide any assurance regarding the potential impacts such future regulations would have on our operations. The impacts of such proposals could have a material adverse impact on our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generating, transmission and distribution facilities, in general, have been identified as potential targets of physical attacks. Physical attacks on transmission and distribution facilities that appeared to be terrorist-style attacks have occurred in the recent past. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, could result in a full or partial disruption of our electric and/or gas operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. We have instituted certain safeguards to protect our operational systems and information technology assets. FERC, through the North American Electric Reliability Corporation, requires certain safeguards be implemented to deter cyber attacks. The safeguards we have may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

In addition, in the ordinary course of business, we collect and retain sensitive information including personal information about our customers, shareowners and employees. In some cases, we outsource administration of certain functions to vendors that could be targets of cyber attacks. For example, we outsource administration of our employee health insurance to Anthem. Anthem was recently the target of a cyber attack. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

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

We are exposed to changes in the price and availability of natural gas. In addition to supplying natural gas to our natural gas customers, we also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own. Our strategic plan includes increasing our reliance on natural-gas fired electric generating facilities, particularly the new facilities planned in Marshalltown, Iowa and the Riverside Energy Center expansion in Beloit, Wisconsin, and coal-fired facilities expected to switch from coal to natural gas as the primary fuel type, such as IPL’s M.L. Kapp facility. This increases our exposure to market prices of natural gas, which have remained low recently, but have been volatile in the past. We have natural gas supply contracts in place, which are generally short-term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas with terms and prices as favorable as the current contracts. Natural gas prices may increase due to disruption of production or transportation of natural gas, such as the pipeline explosion in Manitoba, Canada in January 2014, or regulatory developments that increase the cost of natural gas extraction methods, including fracking. Price increases may cause us to incur additional costs to purchase natural gas, which may not be fully recovered through rates and may adversely impact our financial condition and results of operations.

We may not be able to fully recover higher transmission costs related to changing transmission reliability requirements - Both IPL and WPL pay for the use of the interstate electric transmission system that they do not own or control. Rates charged to IPL and WPL for such transmission service are regulated by FERC. FERC also regulates transmission owners’ operations in order to support the reliability of the transmission network. Changes are occurring in the transmission network, which are required to, among other things, accommodate renewable energy and the decommissioning of older coal-fired generating facilities. These changes include socializing certain transmission network upgrades and system support resource payments, which may increase transmission costs to IPL and WPL. The prices that IPL and WPL charge for electric energy may not totally compensate for the increase in such transmission costs. We may not be able to fully pass on the increases in such transmission costs to our customers. In addition, if the transmission rider at IPL is amended or removed, we may not be able to recover IPL’s full transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan and other long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $4.2 billion over the next four years. Disruption, uncertainty or volatility in those markets could increase our cost of capital or limit the availability of capital. Disruptions could be caused by Federal Reserve policies and actions, U.S. debt management concerns, U.S. debt limit and budget debates including government shutdowns, European sovereign debt concerns, currency concerns, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions or other factors. Any disruptions could adversely impact our ability to implement our strategic plan.

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

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, and the availability of, and our ability to recruit, qualified personnel, which could affect our businesses and our financial condition and results of operations. Further, our workforce includes a significant number of employees who are nearing retirement. We need employees with specialized and technical skills in order to achieve our strategic plan. It may be difficult to retain current employees with these specialized skills, especially as they near retirement, and it may be difficult to find new employees with the necessary skills. We are also subject to collective bargaining agreements with approximately 2,400 employees. Any work stoppage experienced in connections with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategic plan.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, failure of generating facilities including wind turbines, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, operator error and compliance with mandatory reliability standards. The operation of our energy delivery infrastructure involves many risks including breakdown or failure of equipment and fires developing from our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Increased utilization of customer- and third party-owned generation technologies could disrupt the reliability and balance of the electricity grid. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electric energy. We also have obligations to provide electric service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our natural gas distribution activities also involves many risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. These risks could result in loss of human life, particularly in highly populated areas, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards, including anticipated new regulations under the Pipeline and Hazardous Materials Safety Administration. Failure to meet these standards could result in substantial fines. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

We face risks associated with deployment and integration of a new customer billing and information system - We are implementing a new customer billing and information system for IPL and WPL, which is currently expected to be deployed in 2015. This new customer billing and information system will house all customer records and process metering, billing, payment, and on-line transactions. Implementing a new customer system is complex, costly and time consuming. If we do not successfully implement the system and new related processes, or if it does not operate as intended, it could result in substantial disruptions to our business, including customer billings and collections, which could have a material adverse effect on our financial condition and results of operations.

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

We may incur material post-closing adjustments related to past asset and business divestitures - We previously sold RMT, Inc. (RMT), a non-regulated subsidiary. We might be required to make payments on liabilities that we retained pursuant to the terms of the sale. In addition, Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. Required payments on retained liabilities or guarantees with respect to RMT or other future asset or business divestitures, such as the anticipated sales of our Minnesota electric and gas distribution assets, could have an adverse effect on our financial condition and results of operations.

We face risks related to non-regulated operations - We rely on our non-regulated operations for a portion of our earnings. If our non-regulated investments do not perform at expected levels, we could experience diminished earnings. In particular, Franklin County Wind LLC is a non-regulated subsidiary that operates a non-regulated 99 MW wind project in Franklin County, Iowa, referred to as the Franklin County wind project. The Franklin County wind project does not currently have a buyer of its electrical output and its electrical output is being sold into the general market at prevailing market prices. Failure to find a buyer for the output, or selling the output at disadvantageous market prices, may cause the project to lose money or cause an impairment of its assets. Such losses or impairments could adversely impact our financial condition and results of operations. In addition, a variety of operating parameters, including adverse weather conditions, transmission constraints and breakdown or failure of equipment, could result in a material adverse impact on our financial condition and results of operations.

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

Lastly, if corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings.

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

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL
Electric - At December 31, 2014, IPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Ottumwa Generating Station (Unit 1) (c)	Ottumwa, IA	1981	BL	348	316
Lansing Generating Station (Unit 4)	Lansing, IA	1977	BL	275	247
M.L. Kapp Generating Station (Unit 2) (d)	Clinton, IA	1967	BL	218	195
Prairie Creek Generating Station (Units 1,3,4)	Cedar Rapids, IA	1958-1997	BL	213	142
Burlington Generating Station (Unit 1)	Burlington, IA	1968	BL	212	194
George Neal Generating Station (Unit 4) (e)	Sioux City, IA	1979	BL	179	159
George Neal Generating Station (Unit 3) (f)	Sioux City, IA	1975	BL	164	134
Louisa Generating Station (Unit 1) (g)	Louisa, IA	1983	BL	32	29
Total Coal				1,641	1,416

Emery Generating Station (Units 1-3)	Mason City, IA	2004	IN	603	499
Sutherland Generating Station (Units 1,3) (d)	Marshalltown, IA	1955-1961	IN	119	84
Fox Lake Generating Station (Units 1,3) (d)	Sherburn, MN	1950-1962	IN	93	83
Burlington Combustion Turbines (Units 1-4) (d)	Burlington, IA	1994-1996	PK	79	60
Dubuque Generating Station (Units 3-4) (d)	Dubuque, IA	1952-1959	IN	66	59
Grinnell Combustion Turbines (Units 1-2) (d)	Grinnell, IA	1990-1991	PK	48	38
Red Cedar Combustion Turbine (Unit 1)	Cedar Rapids, IA	1996	PK	23	6
Total Gas				1,031	829

Marshalltown Combustion Turbines (Units 1-3)	Marshalltown, IA	1978	PK	189	140
Lime Creek Combustion Turbines (Units 1-2)	Mason City, IA	1991	PK	90	60
Centerville Combustion Turbines (Units 1-2) (d)	Centerville, IA	1990	PK	54	45
Diesel Stations (7 Units) (d)	Iowa and Minnesota	1963-1996	PK	14	8
Total Oil				347	253

Whispering Willow - East (121 Units) (h)	Franklin Co., IA	2009	IN	200	—
Total Wind				200	—

Total capacity				3,219	2,498

(a)
Base load EGUs (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate EGUs (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peak load EGUs (PK) are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the accredited generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2014 through May 2015.

(c)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 659 MW (generating capacity) EGU, which is operated by IPL.

(d)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

(e)	Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 620 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(f)	Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 479 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(g)	Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 728 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(h)
Generating capacity represents 0% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2014 through May 2015. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2014 through May 2015.

At December 31, 2014, IPL owned approximately 19,642 miles of overhead electric distribution line and 2,961 miles of underground electric distribution cable, as well as 696 substation distribution transformers, substantially all of which are located in Iowa and Minnesota.

Gas - IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2014, IPL’s gas distribution facilities included approximately 5,088 miles and 237 miles of gas mains located in Iowa and Minnesota, respectively.

Other - IPL’s other property consists primarily of steam service assets, operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

WPL
Electric - At December 31, 2014, WPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Columbia Energy Center (Units 1-2) (c)	Portage, WI	1975-1978	BL	514	494
Edgewater Generating Station (Unit 5)	Sheboygan, WI	1985	BL	414	406
Edgewater Generating Station (Unit 4) (d) (e)	Sheboygan, WI	1969	BL	239	199
Nelson Dewey Generating Station (Units 1-2) (e)	Cassville, WI	1959-1962	BL	227	202
Edgewater Generating Station (Unit 3) (e)	Sheboygan, WI	1951	IN	69	69
Total Coal				1,463	1,370

Riverside Energy Center (Units 1-3)	Beloit, WI	2004	IN	675	545
Neenah Energy Facility (Units 1-2)	Neenah, WI	2000	PK	371	281
South Fond du Lac Combustion Turbines (2 Units) (f)	Fond du Lac, WI	1994	PK	191	143
Rock River Combustion Turbines (Units 3-6) (e) (g)	Beloit, WI	1967-1972	PK	169	88
Sheepskin Combustion Turbine (Unit 1) (e)	Edgerton, WI	1971	PK	42	35
Total Gas				1,448	1,092

Bent Tree (122 Units) (h)	Freeborn Co., MN	2010-2011	IN	201	—
Cedar Ridge (41 Units) (i)	Fond du Lac Co., WI	2008	IN	68	8
Total Wind				269	8

Prairie du Sac Hydro Plant (8 Units)	Prairie du Sac, WI	1914-1940	IN	31	12
Kilbourn Hydro Plant (4 Units)	Wisconsin Dells, WI	1926-1939	IN	10	6
Total Hydro				41	18

Total capacity				3,221	2,488

(a)
BL are designed for nearly continuous operation at or near full capacity to provide the system base load. IN follow system load changes with frequent starts and curtailments of output during low demand. PK are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the accredited generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2014 through May 2015.

(c)	Represents WPL’s 46.2% ownership interest in this 1,112 MW (nameplate capacity) / 1,070 MW (generating capacity) EGU, which is operated by WPL.

(d)	Represents WPL’s 68.2% ownership interest in this 351 MW (nameplate capacity) / 292 MW (generating capacity) EGU, which is operated by WPL.

(e)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired in the next few years.

(f)	Represents Units 2 and 3, which WPL owns. WPL also operates South Fond du Lac Combustion Turbines Units 1 and 4.

(g)
Rock River Combustion Turbine Unit 6 was not operating during the testing period for MISO’s resource adequacy process for the planning period from June 2014 through May 2015, resulting in no capacity being accredited to the EGU for that planning period.

(h)
Generating capacity represents 0% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2014 through May 2015. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2014 through May 2015.

(i)
Generating capacity represents 12% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2014 through May 2015.

At December 31, 2014, WPL owned approximately 16,340 miles of overhead electric distribution line and 5,198 miles of underground electric distribution cable, as well as 303 substation distribution transformers, substantially all of which are located in Wisconsin.

Gas - WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2014, WPL’s gas distribution facilities included approximately 4,195 miles of gas mains located in Wisconsin.

Other - Refer to Note 10(b) for information regarding WPL’s lease of Sheboygan Falls from Resources’ Non-regulated Generation business. WPL’s other property consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

Resources - Resources’ principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2014 were as follows:

Non-regulated Generation - Includes Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL, and the 99 MW (60 Units) Franklin County wind project in Franklin County, Iowa that was placed in service in 2012. Sheboygan Falls was accredited with 280 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2014 through May 2015.

Transportation - Includes a short-line railway in Iowa with 114 miles of railroad track, 12 active locomotives and 72 rail-cars; a barge terminal on the Mississippi River; and a coal terminal in Williams, Iowa.

Other non-regulated investments - Includes two corporate airplanes and real estate investments.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2014 consisted primarily of computer software and the corporate headquarters building located in Madison, Wisconsin. Corporate Services is also implementing a new customer billing and information system for IPL and WPL, which is currently expected to be deployed in 2015.

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

Executive Officers of Alliant Energy
Patricia L. Kampling, 55, has served as a director since January 2012, and as Chairman of the Board, President and CEO since April 2012. She previously served as President and Chief Operating Officer since February 2011, as EVP and CFO from September 2010 to February 2011, and as EVP-CFO and Treasurer from January 2010 to September 2010.
James H. Gallegos, 54, was elected Senior VP, General Counsel and Corporate Secretary effective February 2015. He previously served as Senior VP and General Counsel since February 2014, as VP and General Counsel from November 2010 to February 2014, and as VP and Corporate General Counsel of BNSF Railway Company, a subsidiary of Burlington Northern and Santa Fe Corporation, from April 2003 to April 2010.
Thomas L. Hanson, 61, was elected Senior VP and CFO effective January 2013. He previously served as VP and CFO since May 2011, as VP-CFO and Treasurer from February 2011 to May 2011, as VP-CAO and Treasurer from September 2010 to February 2011, and as VP-Controller and CAO from January 2007 to September 2010.
Douglas R. Kopp, 61, was elected Senior VP effective March 2014. He previously served as VP-Environmental Affairs since January 2013, as Director-Environmental Affairs from January 2011 to January 2013, as Plant Manager of the Prairie Creek Generating Station from September 2010 to January 2011, and as Plant Manager of the Sutherland Generating Station from May 2009 to September 2010.
John O. Larsen, 51, was elected Senior VP effective February 2014. He previously served as Senior VP-Generation since January 2010.
Robert J. Durian, 44, was elected Controller and CAO effective February 2011. He previously served as Controller since September 2010, and as Assistant Controller from March 2009 to September 2010.

Executive Officers of IPL
Patricia L. Kampling, 55, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
Douglas R. Kopp, 61, was elected Senior VP effective March 2014 and President effective April 2014.
James H. Gallegos, 54, was elected Senior VP, General Counsel and Corporate Secretary effective February 2015.
Thomas L. Hanson, 61, was elected Senior VP and CFO effective January 2013.
John O. Larsen, 51, was elected Senior VP effective February 2014.
Robert J. Durian, 44, was elected Controller and CAO effective February 2011.

Executive Officers of WPL
Patricia L. Kampling, 55, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen, 51, was elected President effective December 2010.
James H. Gallegos, 54, was elected Senior VP, General Counsel and Corporate Secretary effective February 2015.
Thomas L. Hanson, 61, was elected Senior VP and CFO effective January 2013.
Douglas R. Kopp, 61, was elected Senior VP effective March 2014.
Robert J. Durian, 44, was elected Controller and CAO effective February 2011.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2014			2013
Quarter	High	Low	Dividend	High	Low	Dividend
First	$56.99	$50.00	$0.51	$50.23	$43.73	$0.47
Second	60.88	55.47	0.51	53.52	46.79	0.47
Third	60.89	54.69	0.51	54.18	48.17	0.47
Fourth	69.78	55.38	0.51	53.69	48.83	0.47
Year	69.78	50.00	2.04	54.18	43.73	1.88

Stock closing price at December 31, 2014: $66.42

Shareowners - At December 31, 2014, there were 29,493 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

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

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2014 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	3,211	$56.36	—	N/A
November 1 to November 30	2,036	61.80	—	N/A
December 1 to December 31	78	64.60	—	N/A
	5,325	58.56	—

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

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2014 (a)	2013 (a)	2012 (a)	2011	2010
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,350.3	$3,276.8	$3,094.5	$3,221.4	$3,262.1
Income from continuing operations, net of tax	395.7	382.1	340.8	341.4	310.2
Loss from discontinued operations, net of tax	(2.4)	(5.9)	(5.1)	(19.5)	(3.9)
Net income	393.3	376.2	335.7	321.9	306.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	385.5	364.2	324.9	323.1	291.5
Loss from discontinued operations, net of tax	(2.4)	(5.9)	(5.1)	(19.5)	(3.9)
Net income	383.1	358.3	319.8	303.6	287.6
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.48	$3.29	$2.93	$2.92	$2.64
Loss from discontinued operations, net of tax	($0.02)	($0.06)	($0.04)	($0.18)	($0.04)
Net income	$3.46	$3.23	$2.89	$2.74	$2.60
Common shares outstanding at year-end (000s)	110,936	110,944	110,987	111,019	110,894
Dividends declared per common share	$2.04	$1.88	$1.80	$1.70	$1.58
Market value per share at year-end	$66.42	$51.60	$43.91	$44.11	$36.77
Book value per share at year-end	$31.00	$29.58	$28.25	$27.14	$26.09
Market capitalization at year-end	$7,368.4	$5,724.7	$4,873.4	$4,897.0	$4,077.6
Other Selected Financial Data:
Cash flows from operating activities	$891.6	$731.0	$841.1	$702.7	$984.9
Construction and acquisition expenditures	$902.8	$798.3	$1,158.1	$673.4	$866.9
Total assets at year-end	$12,085.9	$11,112.4	$10,785.5	$9,687.9	$9,282.9
Long-term obligations, net	$3,791.1	$3,338.1	$3,141.5	$2,708.0	$2,710.3
Times interest earned before income taxes (b)	3.44X	3.52X	3.75X	3.59X	3.81X
Capitalization ratios:
Common equity	45%	46%	47%	50%	49%
Preferred stock of subsidiaries	3%	3%	3%	3%	4%
Long- and short-term debt	52%	51%	50%	47%	47%
Total	100%	100%	100%	100%	100%

(a)	Refer to “Alliant Energy’s Results of Operations” in MDA for discussion of the 2014, 2013 and 2012 results of operations.

(b)	Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense.

IPL	2014 (a)	2013 (a)	2012 (a)	2011	2010
	(in millions)
Operating revenues	$1,848.1	$1,818.8	$1,650.3	$1,740.1	$1,795.8
Net income	194.6	189.9	150.2	139.3	143.4
Earnings available for common stock	184.4	173.6	137.6	124.3	128.0
Cash dividends declared on common stock	140.0	128.1	122.9	73.4	—
Cash flows from operating activities	406.1	232.6	291.0	366.9	549.6
Total assets	6,461.8	5,806.0	5,457.0	5,093.5	4,937.6
Long-term obligations, net	1,769.3	1,559.2	1,361.7	1,311.0	1,310.6

(a)	Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2014, 2013 and 2012 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2014 (a)	2013 (a)	2012 (a)	2011	2010
	(in millions)
Operating revenues	$1,449.1	$1,406.3	$1,392.0	$1,434.4	$1,423.6
Net income	180.8	177.5	165.7	163.5	152.3
Earnings available for common stock	180.1	175.9	162.4	160.2	149.0
Cash dividends declared on common stock	118.7	116.3	112.0	112.1	109.5
Cash flows from operating activities	424.4	423.3	427.4	428.8	372.4
Total assets	5,128.2	4,804.4	4,762.6	4,044.0	3,889.6
Long-term obligations, net	1,669.1	1,432.2	1,436.1	1,190.7	1,193.7

(a)	Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2014, 2013 and 2012 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in southern and central Wisconsin. At December 31, 2014, WPL and Resources, through their ownership interests in WPL Transco, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)	In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Refer to Note 3 for further discussion of these anticipated sales.

Utilities and Corporate Services - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these EGUs, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 420,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utilities and Corporate Services business are sensitive to various external factors including, but not limited to, the amount and timing of rates approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Business and Parent - Resources manages various businesses including Non-regulated Generation (EGU management), Transportation (short-line railway and barge transportation services) and several other modest investments. Parent includes the operations of Alliant Energy (parent holding company).

Financial Results - Details regarding Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amount):

	2014		2013
	Net Income	EPS	Net Income	EPS
Continuing operations:
Utilities and Corporate Services	$373.3	$3.37	$356.5	$3.22
Non-regulated and Parent	12.2	0.11	7.7	0.07
Income from continuing operations	385.5	3.48	364.2	3.29
Loss from discontinued operations	(2.4)	(0.02)	(5.9)	(0.06)
Net income	$383.1	$3.46	$358.3	$3.23

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

Utilities and Corporate Services - Higher EPS from continuing operations in 2014 compared to 2013 was primarily due to:

•	$0.70 per share of lower purchased electric capacity expense related to the previous DAEC PPA recorded in 2014 compared to 2013;

•	$0.33 per share of purchased electric capacity expense related to the Kewaunee PPA that expired in 2013;

•	$0.06 per share of lower income tax expense at IPL in 2014 compared to 2013 due to Iowa rate-making practices; and

•	$0.06 per share of charges related to preferred stock redemptions at IPL and WPL in 2013.

These items were partially offset by:

•	$0.39 per share of retail electric customer billing credits at IPL in 2014 related to an approved settlement agreement for its Iowa retail electric base rates;

•	$0.11 per share of higher energy efficiency cost recovery amortizations at WPL in 2014 compared to 2013;

•	$0.08 per share of higher generation, distribution and customer service operation and maintenances expenses in 2014 compared to 2013;

•	an estimated $0.08 per share of net decreases in revenues from lower electric and gas sales in 2014 compared to 2013 due to weather conditions;

•	$0.08 per share of higher depreciation expense in 2014 compared to 2013;

•	$0.06 per share of higher interest expense in 2014 compared to 2013;

•	$0.05 per share from changes in the revenue requirement adjustment related to certain IPL tax benefits in 2014 compared to 2013;

•	$0.05 per share of higher electric transmission service expense, net of recoveries, in 2014 compared to 2013; and

•	$0.05 per share of lower electric margins related to changes in the recovery of fuel-related expense at WPL.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2014, 2013 and 2012.

Strategic Overview Highlights
The strategic plan focuses on the core business of delivering regulated electric and natural gas service in Iowa and Wisconsin, and is built upon three key elements: competitive costs, safe and reliable service, and responsible resources. Key strategic plan developments include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•
January 2014 - WPL received an order from the PSCW approving a request for generation maintenance and performance improvements at Columbia Units 1 and 2. WPL expects to begin construction in the first half of 2015 and place the projects in service by the end of 2017.

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

•
November 2014 - WPL announced plans to file a CPCN application with the PSCW in early 2015 for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s request is currently expected by mid-2016. Construction of the Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2019. Capital expenditures are currently estimated to be approximately $725 million to $775 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC.

•
December 2014 - The MPUC issued an order approving the proposed sale of IPL’s Minnesota natural gas distribution assets. IPL currently expects to complete the sale in 2015 pending completion of various other contingencies. Proceeds from the sale of the natural gas distribution assets, which approximate the carrying value of such assets, are expected to be approximately $10 million, subject to customary closing adjustments.

•	December 2014 - The scrubber and baghouse at IPL’s Ottumwa Unit 1 were placed in service.

•
January 2015 - WPL received an order from the PSCW approving WPL’s CA application to install an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. WPL’s portion of the capital expenditures for the SCR system, excluding AFUDC, is currently estimated to be between $60 million and $80 million. WPL currently expects to place the project in service in 2018.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB, PSCW and MPUC. Key regulatory developments include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
July 2014 - WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorized WPL to implement a $5 million decrease in annual retail gas base rates effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

•
September 2014 - The IUB approved a settlement agreement, which extends IPL’s Iowa retail electric base rates authorized in its 2009 test year case through 2016 and provides retail electric customer billing credits of $105 million in aggregate, including targeting $70 million in 2014 (beginning May 2014), $25 million in 2015 and $10 million in 2016. In 2014, IPL recorded $72 million of such retail electric customer billing credits. IPL will make adjustments to future billing credits to provide retail electric customer billing credits of $105 million in aggregate. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11% for 2014, 2015 or 2016.

•
December 2014 - WPL received an order from the PSCW authorizing an annual retail electric rate increase of $39 million, or approximately 4%, effective January 1, 2015. The increase includes $39 million of anticipated increases in retail electric fuel-related costs in 2015 attributable to $25 million for higher retail electric fuel-related costs per MWh anticipated in 2015 and $14 million from the impact of increased sales volumes approved in the retail electric base rate case for 2015.

•
December 2014 - The IUB issued an order authorizing $75 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2015 through the electric tax benefit rider. In December 2014, the IUB also authorized IPL to reduce the $75 million of billing credits on customers’ bills by $15 million in 2015 to recognize the revenue requirement impact of the changes in tax accounting methods.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
June 2014 - The EPA issued proposed standards to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. In August 2014, the EPA’s legal authority to issue the proposed standards was challenged. The EPA is currently expected to issue final standards in 2015.

•
August 2014 - The EPA published a final rule related to Section 316(b) of the Federal Clean Water Act rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. Compliance with this final rule will be incorporated during periodic facility permit renewal cycles, with final compliance anticipated by 2022.

•
December 2014 - The EPA issued the final CCR rule, which regulates CCR as a non-hazardous waste. The final rule establishes minimum criteria for disposing of CCR in landfills and surface impoundments (ash ponds), and allows for continued operation of ash ponds if they meet certain location and performance criteria. The rule is currently anticipated to become effective in 2015.

•	January 2015 - CSAPR replaced CAIR. Compliance with CSAPR emissions limits began in 2015, with additional emissions limits reductions beginning in 2017.

Legislative Matters Highlights
Various legislative developments are monitored, including those relating to energy, tax, financial and other matters. Key legislative developments include the following. Refer to “Legislative Matters” for a more detailed discussion of legislative developments.

•
December 2014 - The FTIP Act was enacted. The most significant provisions of the FTIP Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain expenditures for property that were incurred through December 31, 2014.

Liquidity and Capital Resources Highlights
Based on current liquidity positions and capital structures, the additional capital required to implement the strategic plan and to meet long-term contractual obligations is expected to be available. Key financing developments include the following. Refer to “Liquidity and Capital Resources” for a more detailed discussion of financing developments.

•	March 2014 - IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables.

•	October 2014 - WPL issued $250 million of 4.1% debentures due 2044. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes.

•
October 2014 - Alliant Energy entered into a $250 million variable-rate term loan credit agreement and used the proceeds from borrowings under this agreement to retire its $250 million, 4% senior notes. The term loan credit agreement expires in October 2016.

•
November 2014 - IPL issued $250 million of 3.25% senior debentures due 2024. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $60 million and for general corporate purposes.

•	November 2014 - WPL received authorization from the PSCW to issue up to $500 million of long-term debt securities during 2015 and 2016, with no more than $300 million to be issued in either year.

•
November 2014 - Alliant Energy, IPL and WPL announced their future financing plans. IPL currently expects to issue up to $300 million of additional long-term debt in 2015. IPL’s $150 million, 3.3% senior debentures mature in 2015. Alliant Energy currently expects to issue approximately $150 million of common stock in 2015 through one or more offerings and its Shareowner Direct Plan.

•
November 2014 - Alliant Energy announced an increase in its targeted 2015 annual common stock dividend to $2.20 per share, which is equivalent to a quarterly rate of $0.55 per share, beginning with the February 2015 dividend payment.

•
December 2014 - Franklin County Holdings LLC, Resources’ wholly-owned subsidiary, entered into a $60 million variable-rate term loan credit agreement and used the proceeds to retire its borrowings under a term loan credit agreement that matured in December 2014. The latest term loan credit agreement expires December 2016.

•
December 2014 - At December 31, 2014, Alliant Energy and its subsidiaries had $859 million of available capacity under the revolving credit facilities, $128 million of available capacity at IPL under its sales of accounts receivable program and $57 million of cash and cash equivalents.

Other Matters Highlights
Other key developments that could impact future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
October 2014 - FERC issued an order on a complaint against the MISO transmission owners. The order established hearing and settlement procedures on the return on equity component of the complaint, and established a refund period back to November 12, 2013. FERC also denied a request to limit the regulatory capital structure to 50% of common equity, among other items. Settlement discussions between the parties were held and no agreement was reached. The complaint is now subject to hearing procedures and an initial decision from FERC on the complaint is currently expected in late 2015. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact the October 2014 FERC order, subsequent hearing procedures and a new methodology FERC established for determining the return on equity may have on the returns authorized by FERC for MISO transmission owners, including ITC and ATC.

•
January 2015 - FERC issued an order accepting a request from a group of MISO transmission owners, including ITC and ATC, to implement a 50 basis point incentive adder to their return on equity based on participation in MISO. The implementation of the adder is effective January 2015, subject to certain conditions. Alliant Energy, IPL and WPL are currently unable to determine any resulting changes to future electric transmission service charges.

STRATEGIC OVERVIEW

Strategic Plan - The strategic plan focuses on the core business of delivering regulated electric and natural gas service in IPL’s Iowa and WPL’s Wisconsin service territories. The strategic plan is built upon three key elements: competitive costs, safe and reliable service, and responsible resources.

Competitive Costs - Providing competitive and predictable energy costs for customers is a key element of the strategic plan. The majority of energy costs become part of rates charged to IPL’s and WPL’s customers and any rate increase has an impact on such customers. Given that potential public policy changes and resulting increases in future energy costs are possible, there is a focus on controlling costs with the intent of providing competitive rates to IPL’s and WPL’s customers. For example, IPL and WPL have retail electric base rate freezes in Iowa and Wisconsin, respectively, during 2015 and 2016. IPL also has electric and gas tax benefit riders, which utilize tax benefits from income tax strategies to provide credits on Iowa retail customers’ bills to help offset impacts of rate increases. Refer to Note 2 for additional discussion of the retail electric base rate freezes, and Note 11 and “Rate Matters” for further discussion of the tax benefit riders.

Safe and Reliable Service - The strategic plan also focuses resources on providing safe and reliable electricity and natural gas service. Investments are expected to be targeted in electric and gas distribution system improvements, replacing aging infrastructure and distribution grid efficiency to maintain strong reliability. System performance is monitored and necessary steps are taken to continually improve the safety and reliability of service for customers. Providing exceptional customer service, including emergency and outage response, is part of the mission and commitment to customers.

Responsible Resources - Another key element of the strategic plan is finding innovative ways to meet environmental objectives, improve energy efficiency and provide resource flexibility. A diversified fuel mix for EGUs is important to meet the energy needs of customers and also recognizes the importance of using resources in environmentally responsible ways for the benefit of future generations. The current strategic plan, which is focused on a balanced and flexible portfolio of energy resources to meet IPL’s and WPL’s customers’ short- and long-term energy needs, includes the following diversified and responsible portfolio of energy resources:

•
Natural gas - purchasing, constructing and/or converting to natural gas-fired EGUs. IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined cycle EGU, and M.L. Kapp Unit 2 is expected to switch from coal to natural gas as its only fuel type in 2015. WPL currently plans to file a CPCN application with the PSCW in early 2015 for approval to construct an approximate 650 MW natural gas-fired combined cycle EGU referred to as the Riverside expansion.

•
Coal - implementing emission controls and generation performance and reliability improvements at newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs.

•
PPAs - purchasing electricity to meet a portion of customer demand for electricity, including wind power PPAs and a nuclear generation PPA related to DAEC for a term of February 22, 2014 through December 31, 2025.

•
Renewables - operating hydroelectric generators and current wind projects, as well as evaluating the development of future wind sites and solar projects. IPL and WPL currently have up to 400 MW and 200 MW of undeveloped wind sites, respectively, available for future wind projects. Alliant Energy, IPL and WPL are also exploring opportunities to integrate solar projects into the portfolio of energy resources as the cost to produce solar energy continues to decline.

Installing emission controls at the more efficient coal-fired EGUs, increasing levels of energy produced by natural gas-fired EGUs, and increasing levels of energy produced by wind projects and other renewable energy resources results in significant environmental benefits. As a result of these efforts, SO2 and NOx emissions are currently expected to be reduced by approximately 90% and 80%, respectively, from 2005 levels by 2025. Mercury emissions are currently expected to be reduced by approximately 90% from 2009 levels by 2025. CO2 emissions have been reduced by approximately 15% from 2005 levels. Additional generation portfolio details, as well as discussion of investments in emission controls and performance and reliability upgrades, are included in “Generation Plans” and “Environmental Compliance Plans” below.

Energy efficiency is also an important part of the strategic plan and provides customers with the opportunity to reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. IPL currently expects to spend approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018. In addition, WPL contributes 1.2% of its annual utility revenues to Wisconsin’s Focus on Energy program. Refer to “Energy Efficiency Programs” below for further discussion of energy efficiency programs.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows but not significant users of capital.

Generation Plans - Generation plans are reviewed and updated as deemed necessary and in accordance with regulatory requirements. Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that could influence those evaluations. Some of these external factors include regulatory policies and decisions, changes in long-term projections of customer demand, availability and cost effectiveness of different generation technologies, forward market prices for fossil fuels, market conditions for obtaining financing, developments related to federal and state RPS, environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources, and federal and state tax incentives.

Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - In 2013, the IUB issued an order approving a siting certificate and establishing rate-making principles for IPL’s construction of an approximate 650 MW natural gas-fired combined-cycle EGU in Marshalltown, Iowa, referred to as Marshalltown. In 2013, IPL accepted the IUB’s rate-making principles, which include the following:

•
A cost cap of $920 million, including costs to construct Marshalltown, a pipeline to supply natural gas to Marshalltown and transmission network upgrades to transmit electricity from Marshalltown, as well as AFUDC. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	An 11% return on common equity for the 35-year depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to the construction of Marshalltown.

•	The application of double leverage is deferred until IPL’s next retail electric base rate case or other proceeding.

In 2013, the IUB approved the construction of a pipeline for the transportation of natural gas to Marshalltown. After receiving the final necessary regulatory approvals and permits in the second quarter of 2014, IPL began constructing Marshalltown. IPL currently expects to place Marshalltown in service in the second quarter of 2017.

ITC is currently expected to construct the majority of the required transmission network upgrades for Marshalltown. IPL currently anticipates that ITC will pursue an option under the terms of MISO’s Attachment “X” tariff to self-fund these transmission network upgrades. As a result, ITC would incur the capital expenditures to construct the transmission network upgrades and include a direct charge for such transmission network upgrade costs as part of its electric transmission service costs billed to IPL as the owner of Marshalltown. Refer to Note 3 for further discussion of Marshalltown.

WPL’s Proposed Construction of the Riverside Expansion - WPL currently plans to file a CPCN application with the PSCW in early 2015 for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s request is currently expected by mid-2016. Construction of the Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2019. Capital expenditures are currently estimated to be approximately $725 million to $775 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC. The Riverside expansion would replace energy and capacity being eliminated with the expected retirements of Edgewater Units 3 and 4, Nelson Dewey Units 1 and 2, and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate capacity of approximately 700 MW.

In May 2014, the PSCW authorized WPL to defer the retail portion of incremental pre-certification and pre-construction costs associated with this proposed EGU beginning March 2014. WPL currently estimates deferral of such costs will be approximately $11 million in aggregate by December 31, 2015.

Coal-Fired Generation -
Emission Controls Projects - The strategic plan includes new emission controls at newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Refer to “Environmental Compliance Plans” below for details regarding these emission controls projects including the capital expenditures in 2015 through 2018 currently anticipated for these projects. Refer to Note 3 for discussion of individual emission controls projects placed in service in 2014.

Generation Improvement Projects - The strategic plan includes investments in generation maintenance and performance improvements at newer, larger and more efficient coal-fired EGUs, including WPL’s Edgewater Unit 5 and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources” for details regarding estimated capital expenditures in 2015 through 2018 for these generation maintenance and performance improvement projects. Construction of IPL’s Ottumwa Unit 1 generation maintenance and performance improvements was completed in 2014.

Columbia Units 1 and 2 - In January 2014, WPL received an order from the PSCW approving a request for generation maintenance and performance improvements at Columbia Units 1 and 2. WPL’s portion of the capital expenditures for the projects, excluding AFUDC, is currently estimated to be between $55 million and $65 million. WPL currently expects to begin construction in the first half of 2015 and place the projects in service by the end of 2017.

Plant Retirements or Fuel Switching - The current strategic plan includes the retirement of several older, smaller and less efficient EGUs in the next few years as follows:

EGU (In-Service Year)	Nameplate Capacity (a)	Expected Action (b)
IPL:
Dubuque Units 3 and 4 (1952-1959)	66 MW	Retire by December 31, 2016 (c)
Fox Lake Unit 1 (1950)	11 MW	Retire by December 31, 2017
Fox Lake Unit 3 (1962)	82 MW	Retire by December 31, 2017 (c) (d)
Sutherland Units 1 and 3 (1955-1961)	119 MW	Retire by December 31, 2017 (d)
Other units	Approximately 200 MW	Retire by December 31, 2017 (d)
WPL:
Edgewater Unit 3 (1951)	69 MW	Retire by December 31, 2015 (e)
Nelson Dewey Units 1 and 2 (1959-1962)	227 MW	Retire by December 31, 2015 (e)
Edgewater Unit 4 (1969)	239 MW (f)	Retire by December 31, 2018 (g)
Rock River Combustion Turbine Units 3-6 (1967-1972)	169 MW	Retire by December 31, 2019 (g)
Sheepskin Combustion Turbine Unit 1 (1971)	42 MW	Retire by December 31, 2019 (g)

(a)
Nameplate capacity represents the nominal amount of electricity an EGU is designed to produce. Each EGU is also assessed a generating capacity amount from MISO through its annual resource adequacy process. The generating capacity amount assessed by MISO is subject to change each year and is based upon the current performance capability of the EGU and is based on historical forced outages.

(b)	As of December 31, 2014, the aggregate net book value of EGUs that may be retired in the future in the table above was $57 million for IPL and $88 million for WPL.

(c)
IPL received approval from MISO to retire Dubuque Units 3 and 4, contingent on completion of transmission network upgrades necessary for system reliability. Final MISO studies could indicate that the retirement of Fox Lake Unit 3 may result in reliability issues and that transmission network upgrades for system reliability are necessary to enable such retirements. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission network upgrades as well as various operational, market and other factors.

(d)	The retirements of Fox Lake Unit 3, Sutherland Units 1 and 3, and other units are contingent on the construction of Marshalltown as well as various operational, market and other factors.

(e)	WPL received approval from MISO to retire Edgewater Unit 3, and Nelson Dewey Units 1 and 2, contingent on completion of transmission network upgrades necessary for system reliability.

(f)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

(g)
The retirements of Edgewater Unit 4 and the Rock River and Sheepskin Combustion Turbine Units are contingent on the construction of the Riverside expansion as well as various operational, market and other factors.

In addition, IPL’s M.L. Kapp Unit 2, which was placed in service in 1967 and has a nameplate capacity of 218 MW, is expected to switch from coal to natural gas as its only fuel type in 2015, contingent on approval from MISO.

Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement and fuel switching of these EGUs are subject to change depending on operational, regulatory, market and other factors. The potential retirement of other EGUs within the generation fleet continues to be evaluated.

Nuclear Generation -
IPL’s DAEC PPA - In 2013, the IUB issued an order allowing IPL to proceed with a PPA for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. The IUB also authorized IPL to recover the Iowa retail portion of the cost of the DAEC PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to the counterparty’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to the counterparty based on the amount of MWhs received by IPL. IPL will purchase up to 431 MWs of capacity and the resulting energy from DAEC for a term from February 22, 2014 through December 31, 2025. Among the terms and conditions of the PPA are guarantees by the counterparty to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC. Refer to “Rate Matters” for further discussion of the IUB’s 2013 order approving the DAEC PPA.

Wind Generation -
Resources’ Franklin County Wind Project - The Franklin County wind project began generating electricity in 2012. Resources is currently selling the electricity output from the wind project into the MISO market as a merchant generator, and is considering different options for this wind project. Such options include entering into a PPA with an independent third party, IPL or WPL; selling the project to an independent third party, IPL or WPL; or continuing to sell the output into the MISO market as a merchant generator. Refer to Note 3 for further discussion of the Franklin County wind project.

Undeveloped Wind Sites - IPL has up to 400 MW of wind site capacity remaining in Franklin County, Iowa. WPL has approximately 200 MW of wind site capacity remaining in Freeborn County, Minnesota. Future development of the balance of these wind sites will depend on numerous factors such as changes in customer demand, RPS, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities.

Gas Distribution Systems - The Pipeline and Hazardous Materials Safety Administration is expected to expand and/or strengthen regulations related to natural gas transmission and distribution systems in 2015. These changes are expected to help ensure natural gas transmission and distribution systems are properly maintained and operated safely. These changes are also expected to result in more inspections and potential replacement of certain portions of Alliant Energy’s, IPL’s and WPL’s natural gas transmission and distribution systems. In addition, Alliant Energy, IPL and WPL are currently extending various natural gas transmission and distribution systems in their existing Iowa and Wisconsin service territories to serve new customer demand. Estimated capital expenditures for these expected and current projects for 2015 through 2018 are included in the “Gas distribution systems” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3 for discussion of the MPUC’s order approving the proposed sale of IPL’s Minnesota natural gas distribution assets, as well as the anticipated sale of IPL’s Minnesota electric distribution assets. Alliant Energy and IPL currently do not expect the sales of these assets to have a significant impact on their earnings for 2015.

Environmental Compliance Plans - Environmental compliance plans have been developed to help ensure cost effective compliance with current and proposed environmental laws and regulations. Significant reductions of future emissions of NOx, SO2, PM, mercury and other HAPs at EGUs are expected to be required as a result of these environmental laws and regulations. Environmental compliance plans are reviewed and updated to address various external factors, as deemed necessary and in accordance with regulatory requirements. Some of these external factors include regulatory decisions regarding proposed emission controls projects, developments related to environmental regulations, outcomes of legal proceedings, settlements reached with environmental agencies and citizens groups, availability and cost effectiveness of different emission reduction technologies, market prices for electricity and fossil fuels, market prices for emission allowances, market conditions for obtaining financings, and federal and state tax incentives. Refer to “Environmental Matters” for details of certain current and proposed environmental regulations, including regulations for which these compliance plans are expected to support. The following table provides current estimates of capital expenditures planned for 2015 through 2018 as well as the total (past and future) project costs for certain emission controls projects included in current environmental compliance plans (in millions):

	Expected						Total
Generating Unit	In-service Date	Technology (a)	2015	2016	2017	2018	Project Cost
IPL:
Lansing Unit 4	2015	Scrubber	$15	$—	$—	$—	$50-$60
WPL:
Edgewater Unit 5	2016	Scrubber & Baghouse	120	60	—	—	280-320
Columbia Unit 2	2018	SCR	15	20	25	10	60-80

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

IPL’s Emission Controls Projects - Under Iowa law, IPL is required to file an EPB biennially. Filing of periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the Iowa Office of Consumer Advocate. An EPB provides a utility’s compliance plan and related budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements. In February 2013, the IUB approved IPL’s EPB, which includes the emission controls project for Lansing Unit 4 listed in the above table. Alliant Energy and IPL currently expect the IUB to issue its decision by mid-2015 on an updated EPB, which also includes the emission controls project for Lansing Unit 4 listed in the above table.

Lansing Unit 4 - IPL is constructing a scrubber at Lansing Unit 4 to reduce SO2 emissions at the EGU. The scrubber at Lansing Unit 4 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CSAPR.

WPL’s Emission Controls Projects - WPL must file a CA application and receive authorization from the PSCW to proceed with any individual emission controls project with an estimated project cost of $10 million or more.

Edgewater Unit 5 - In June 2013, WPL received an order from the PSCW approving WPL’s CA application to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. The scrubber and baghouse are expected to support compliance obligations under the MATS Rule and CSAPR, as well as the Consent Decree entered into with the EPA and the Sierra Club in 2013.

Columbia Unit 2 - In January 2015, WPL received an order from the PSCW approving WPL’s CA application to install an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality requirements, including CSAPR and requirements under the Consent Decree referenced above.

Refer to Note 16(e) for discussion of a Consent Decree approved by the Court in 2013, which includes a requirement for WPL to install emission controls systems noted above at certain of its EGUs.

Energy Efficiency Programs - Several energy efficiency programs and initiatives help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are current key energy efficiency programs:

IPL EEP - In 2013, IPL received an order from the IUB approving IPL’s EEP for 2014 through 2018. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and is expected to conserve electric and natural gas usage equal to that of more than 100,000 homes. In accordance with Iowa law, IPL is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. The annual EECR factors are based on IPL’s approved budget as filed with its EEP, along with any over- or under-collection from prior periods, and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Focus on Energy Program - In 2014 and 2013, WPL contributed 1.2% of annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

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

Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)(b)	Interim Effective Date	Final Increase / (Decrease) Granted (b)	Final Effective Date
WPL:
Wisconsin 2015/2016 Test Period	E/G	Apr-14	N/A	N/A	E-$0;G-($5)	Jan-15
Wisconsin 2013/2014 Test Period	E/G	May-12	N/A	N/A	E-$0;G-($13)	Jan-13
IPL:
Iowa 2011 Test Year	G	May-12	$9	Jun-12	$11	Jan-13

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

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorizes WPL to implement a $5 million decrease in annual retail gas base rates effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

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

Refer to Note 2 for discussion of WPL’s retail fuel-related filing for 2015. The fuel-related cost component of WPL’s retail electric rates for 2016 will be addressed in a separate filing. Refer to Note 7 for details of WPL’s regulatory limitation on distributions of common stock dividends to its parent company in 2015 and 2016.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement a decrease in annual retail gas base rates of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain retail electric base rates at their current levels through the end of 2014. Recovery of the costs for the acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 were included in the request. The recovery of the costs for these capital projects were offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. The order included continuation of a 10.4% return on common equity and a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. As of December 31, 2014, Alliant Energy and WPL deferred $9 million of WPL’s 2013 and 2014 earnings for this provision.

Refer to Note 2 for details of WPL’s retail fuel-related filings for 2013 and 2014 and details of impacts to “Regulatory assets” on Alliant Energy’s and WPL’s balance sheets from the PSCW’s July 2012 order.

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

In November 2012, the IUB approved a settlement agreement between IPL, the Iowa Office of Consumer Advocate and the Iowa Consumers Coalition related to IPL’s request resulting in a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013, a 9.6% return on common equity after the application of double leverage and the adoption of IPL’s gas tax benefit rider discussed below.

IPL’s Iowa Retail Electric Rate Settlement Agreement - In January 2013, the IUB issued an order allowing IPL to proceed with its DAEC PPA for a term of February 22, 2014 through December 31, 2025 and authorized IPL to recover the Iowa retail portion of the costs of such PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The January 2013 order encouraged IPL to continue discussions with parties to the DAEC PPA proceeding to reach an agreement to resolve concerns expressed by such parties during the proceeding regarding rate impacts for IPL’s Iowa retail electric customers beginning in 2014.

In September 2014, the IUB approved a settlement agreement, which was based on a unanimous agreement among parties to the DAEC PPA proceeding. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 test year case through 2016 and provides retail electric customer billing credits of $105 million in aggregate, including targeting $70 million in 2014 (beginning May 2014), $25 million in 2015 and $10 million in 2016. In 2014, IPL recorded $72 million of such retail electric customer billing credits. IPL will make adjustments to future billing credits to provide retail electric customer billing credits of $105 million in aggregate. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11% for 2014, 2015 or 2016.

Items considered in settlement discussions included costs for emission controls at Ottumwa Unit 1, George Neal Units 3 and 4, Burlington Unit 1 and Prairie Creek Units 3 and 4, generation performance and reliability improvements at Ottumwa Unit 1, and other ongoing capital expenditures; the elimination of purchased electric capacity payments from the previous DAEC PPA that ended in February 2014; and costs of the new DAEC PPA. IPL assumes no change to its current authorized return on common equity and common equity component of the regulatory capital structure authorized in its 2009 test year case.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for test years 2012 through 2015.

IPL’s Tax Benefit Riders - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repairs expenditures, allocation of insurance proceeds from floods in 2008 and allocation of mixed service costs. In 2012, IPL filed a report with the IUB requesting approval of the final amount of the regulatory liability account based on the tax benefits generated from these changes in tax accounting methodologies and tax elections that were sustained under IRS audit. The 2012 report filed by IPL identified approximately $500 million of such tax benefits, which included $452 million allocated for use with the electric tax benefit rider and $48 million allocated for use with the gas tax benefit rider discussed below. Refer to “Property Method Changes” below for discussion of additional tax benefits recorded in 2014 from two additional tax accounting method changes implemented in 2014.

Electric - The electric tax benefit rider, which was approved by the IUB and implemented in 2011, utilizes amounts from the regulatory liability account to credit bills of Iowa retail electric customers to help offset the impact of rate increases on such customers. These credits on customers’ electric bills reduce electric revenues based on customers’ KWh usage. In December 2014, the IUB issued an order authorizing $75 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2015 through the electric tax benefit rider. In December 2014, the IUB also authorized IPL to reduce the $75 million of billing credits on customers’ bills by $15 million in 2015 to recognize the revenue requirement impact of the changes in tax accounting methods. IPL expects the IUB will approve distribution of any remaining benefits in 2016 and 2017.

Gas - IPL’s May 2012 retail gas rate case filing with the IUB included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. These credits on customers’ gas bills reduce gas revenues based on a fixed amount per day. In November 2012, IPL received an order from the IUB authorizing the gas tax benefit rider. The IUB’s order authorized approximately $12 million of regulatory liabilities from tax benefits to be credited to IPL’s retail gas customers’ bills in Iowa annually from January 2013 through December 2015 through the gas tax benefit rider. Any remaining benefit, including any portion not utilized of the agreed upon amount from January 2013 through December 2015, is expected to be credited to Iowa’s retail gas customers’ bills in 2016.

Utilization of Tax Benefit Riders - IPL’s tax benefit riders regulatory liability account has been utilized to credit bills of Iowa retail electric customers as follows:

	Electric	Gas	Total
Regulatory liability account balance approved by IUB	$452	$48	$500
2011 through 2014 customer billing credits	(308)	(23)	(331)
2015 customer billing credits (estimate)	(75)	(12)	(87)
Remaining balance available for future periods	$69	$13	$82

Property Method Changes - Refer to Note 2 for discussion of $75 million of additional tax benefits recorded in 2014 in another regulatory liability account from two additional tax accounting method changes implemented in 2014, which IPL currently anticipates refunding to its Iowa retail electric and gas customers in the future.

Refer to Notes 2 and 11 for additional discussion of the impacts of the electric and gas tax benefit riders on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates.

Rate Case Details - Details of the currently effective rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period/Year	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009	11.58%	48.2%	6.5%	45.3%	N/A	8.85%	$281 (c)
- Whispering Willow - East (b)	2009	11.09%	48.2%	6.5%	45.3%	N/A	8.61%	266 (c)
- Other (b)	2009	9.53%	48.2%	6.5%	45.3%	N/A	7.86%	1,843 (c)
Gas (d)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255 (c)
Minnesota retail (MPUC):
Electric	2009	10.35%	47.7%	6.3%	43.9%	2.1%	8.11%	126 (e)(f)
Gas	1994	10.75%	41.0%	7.4%	44.0%	7.6%	8.82%	7 (f)
Wholesale electric (FERC) (g)	2014	10.97%	47.9%	5.5%	46.7%	N/A	7.95%	39 (h)
WPL:
Wisconsin retail (PSCW):
Electric	2015	10.40%	50.5%	N/A	48.9%	0.6%	7.90%	2,329 (i)
Electric	2016	10.40%	51.0%	N/A	46.2%	2.8%	7.84%	2,450 (i)
Gas	2015	10.40%	50.5%	N/A	48.9%	0.6%	7.90%	201 (i)
Gas	2016	10.40%	51.0%	N/A	46.2%	2.8%	7.84%	204 (i)
Wholesale electric (FERC) (j)	2014	10.90%	55.0%	N/A	45.0%	N/A	8.45%	274 (k)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to a January 2011 IUB order. Prior to the application of double leverage, authorized returns on common equity were: Emery-12.23%, Whispering Willow-East-11.7% and Other-10.0%, and after-tax WACC were: Emery-9.16%, Whispering Willow-East-8.91% and Other-8.09%.

(c)	Average rate base is calculated using a 13-month average adjusted for post-test year capital additions placed in service by September 30 following the end of the test year.

(d)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the unanimous settlement agreement approved in the IUB’s November 2012 order. Prior to the application of double leverage, authorized return on common equity was 10.0% and after-tax WACC was 8.0%.

(e)
Average rate base amounts do not include Whispering Willow - East capital costs, which are currently being recovered through a temporary renewable energy rider approved by the MPUC. Refer to Note 3 for details of the final recovery amount of the Whispering Willow - East capital costs.

(f)	Average rate base is calculated using a 13-month average adjusted for certain post-test year capital additions.

(g)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and rate base.

(h)
IPL’s wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of year and end of year balances in accordance with IPL’s approved formula rates.

(i)
Average rate base amounts do not include CWIP or a cash working capital allowance and are calculated using a 13-month average. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(j)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base.

(k)
WPL’s wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of year and end of year balances in accordance with WPL’s approved formula rates.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. These programs are subject to continuing review and are periodically revised due to various factors, including but not limited to changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs. There is currently significant regulatory uncertainty with respect to a number of environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have compliance plans to address these environmental obligations. Future expenditures for environmental compliance are expected to be material, including significant capital investments. Prudent expenditures incurred by IPL and WPL to comply with environmental requirements would likely be recovered in rates from their customers. Refer to “Strategic Overview - Environmental Compliance Plans” for details of environmental compliance plans, including discussion of specific projects and the associated estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on financial condition and results of operations.

Air Quality - The CAA and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of the CAA provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS rules, which serve to protect public health and welfare. These rules address six “criteria” pollutants, four of which (NOx, SO2, PM and ozone) are particularly relevant to electric utility operations. Ozone is not directly emitted from EGUs; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter may also be formed in the atmosphere from SO2 and NOx emissions.

SIPs document the collection of regulations that individual state agencies will apply to maintain NAAQS rules and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan. Routinely monitored locations that do not comply with NAAQS rules may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS rules. The specific federal and state air quality rules that may affect operations are listed in the table below. Refer to the sections below the following tables for detailed discussion of the following air quality rules.

	Emissions	Alliant Energy’s Primary Facilities	Actual/Anticipated
Environmental Rule	Regulated	Potentially Affected	Compliance Deadline
CSAPR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA, WI and MN	Phase I - 2015; Phase II - 2017
CAVR	SO2, NOx, PM	Fossil-fueled EGUs built between 1962 and 1977 in IA and WI	TBD
MATS Rule	Mercury and other HAPs	Coal-fired EGUs over 25 MW capacity in IA and WI	April 2015 (a)
Industrial Boiler and Process Heater MACT Rule	Mercury and other HAPs	IPL’s Prairie Creek boilers 1, 2 and 5	January 2016 (a)
Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in non-attainment areas	December 2015
NO2 NAAQS Rule	NO2	Fossil-fueled EGUs in non-attainment areas	TBD
SO2 NAAQS Rule	SO2	Fossil-fueled EGUs in non-attainment areas	TBD
CAA Section 111(d)	CO2	Existing fossil-fueled EGUs over 25 MW capacity	Phase I - 2020-2029; Phase II - 2030
CAA Section 111(b)	CO2	Marshalltown and WPL’s proposed Riverside expansion	Upon startup of EGU

(a)	An additional year for compliance can be requested, which may be granted on a case-by-case basis by state permitting authorities or the EPA.

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

IPL			WPL
Coal	Natural Gas	Oil	Coal	Natural Gas
Ottumwa 1	Emery 1-3	Marshalltown 1-3	Columbia 1-2	Riverside 1-3
Lansing 4	Fox Lake 3	Lime Creek 1-2	Edgewater 3-5	Sheboygan Falls 1-2
M.L. Kapp 2 (a)	Sutherland 1,3	Centerville 1-2	Nelson Dewey 1-2	Neenah 1-2
Burlington 1	Dubuque 3-4			South Fond du Lac 1-4
George Neal 3-4				Rock River 3,5-6
Prairie Creek 3-4				Sheepskin 1
Louisa 1

(a)	M.L. Kapp Unit 2 is expected to switch from coal to natural gas as the only fuel type in 2015, contingent on approval from MISO.

As discussed in greater detail below, a number of these air regulations are subject to legal challenges, reconsideration and/or other uncertainties that affect the ability to predict with certainty what impact such regulations may have on financial condition and results of operations.

CSAPR - CSAPR is a regional SO2 and NOx cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of emission controls. In 2015, CSAPR replaced CAIR. Compliance with CSAPR emissions limits began in 2015, with additional emissions limits reductions beginning in 2017. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR. CSAPR emission allowances may be banked for future year compliance. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR and currently expect to meet the final compliance requirements based on planned and completed emission controls projects for various EGUs.

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

In 2012, the EPA published a final rule (BART-CSAPR Rule) that allowed BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In 2012, the EPA approved Wisconsin’s CAVR plan, which relied on the EPA’s BART-CSAPR rule. In 2012, the EPA issued a federal plan specifying that Iowa’s compliance with CSAPR would be sufficient to meet CAVR requirements. Groups have legally challenged the EPA’s reliance on CSAPR to satisfy CAVR BART requirements. Alliant Energy, IPL and WPL currently expect to comply with CSAPR requirements, thereby satisfying CAVR BART requirements.

MATS Rule - In 2011, the EPA issued the final MATS Rule for existing coal-fired EGUs, which requires emission limits for mercury and other HAPs and work practice standards. Compliance with the MATS Rule is required by April 2015; however, an entity can request an additional year for compliance for EGUs that are needed to assure power reliability, EGUs needed while building replacement generation or repowering to gas, or EGUs that need additional time to install air emission controls technology. In February 2014, the Wisconsin DNR approved an extension to the MATS Rule compliance deadline for WPL’s Edgewater Unit 3 and Nelson Dewey Units 1 and 2 to April 2016. In February 2015, IPL filed with the EPA for approval to extend the MATS Rule compliance deadline to April 2016 for M.L. Kapp Unit 2. In 2014 and 2013, IPL and WPL implemented emission controls projects at several of their newer, larger and more efficient EGUs. Construction of lower-cost emission controls projects at IPL’s Burlington Unit 1 and Prairie Creek Units 3 and 4, and WPL’s Edgewater Unit 4 were also completed in 2014. These projects support compliance obligations for current and anticipated air quality regulatory requirements, including the MATS Rule. As a result of these projects and the requests for extension of the compliance deadline for three EGUs, additional capital investments and modifications to IPL’s and WPL’s EGUs to comply with the MATS Rule are currently not expected to be significant. Given that this rule remains subject to legal challenges, and could possibly be revised or invalidated pending the outcome of court decisions, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the MATS Rule on their financial condition and results of operations.

In accordance with Wisconsin Statutes, EGUs complying with the MATS Rule by April 2015 would no longer be subject to the Wisconsin State Mercury Rule.

Industrial Boiler and Process Heater MACT Rule - In 2012, the EPA issued a final reconsidered Industrial Boiler and Process Heater MACT Rule with a compliance deadline of January 2016 for major sources; however, an entity can request an additional year for compliance, which may be granted on a case-by-case basis by state permitting authorities. In December 2014, the EPA issued notices of reconsideration for select elements of the rule. The rule is expected to apply to IPL’s Prairie Creek boilers 1, 2 and 5, and fossil-fueled auxiliary boilers and process heaters operated at other IPL and WPL fossil-fueled generating facilities. The rule requires compliance with HAPs emission limitations and work practice standards. Given that this rule remains subject to legal challenges in the D.C. Circuit Court, Alliant Energy and IPL are currently unable to predict with certainty the impact of the Industrial Boiler and Process Heater MACT rule on their financial condition and results of operations, but expect that capital investments and/or modifications to their generating facilities to meet compliance requirements of the rule could be significant. Future capital investments and modifications to WPL’s generating facilities to comply with this rule are currently not expected to be significant.

Ozone NAAQS Rule - The 2008 ozone NAAQS rule may require a reduction of NOx emissions in certain non-attainment areas based on classifications assigned by the EPA. There are five non-attainment classifications: marginal, moderate, serious, severe and extreme. In 2012, the EPA issued a final rule that classified Sheboygan County in Wisconsin as marginal ozone non-attainment, which requires this area to achieve the 2008 eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin. The final rule does not list any non-attainment areas in Iowa or Minnesota that impact IPL. In 2013, the EPA issued a proposed rule to assist state agencies in developing SIPs. The SIPs will explain what actions and emission reductions may be required for compliance to achieve attainment. The Edgewater Unit 5 SCR system completed in 2012 is expected to assist with possible compliance obligations under the ozone NAAQS SIP for Wisconsin. In November 2014, the EPA proposed changes to make the current ozone NAAQS rule more stringent. The EPA is expected to issue a final revised ozone NAAQS rule in 2015. Given the Wisconsin DNR has not yet issued an eight-hour ozone non-attainment SIP, and the 2008 standard may be revised, Alliant Energy and WPL are currently unable to predict with certainty the impact of the ozone NAAQS rule on their financial condition and results of operations.

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

SO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2. In 2013, the EPA finalized non-attainment designations for certain areas in the U.S. currently exceeding the SO2 standard based on ambient monitoring data, including part of Iowa and Wisconsin; however, IPL and WPL do not operate any EGUs in these areas. Non-attainment designations for the remainder of the U.S. have been delayed to allow for modeling and collection of additional monitoring data. A monitoring device has been installed near one of IPL’s EGUs, which could result in this area receiving a non-attainment designation. Alliant Energy and IPL are currently unable to predict with certainty the outcome of such monitoring activities. In May 2014, the EPA proposed a schedule for completing designations using modeled sources by December 2017 and using monitored sources by December 2020. Given that this rule remains subject to legal challenges and the EPA has not yet designated non-attainment areas for any areas where IPL or WPL operate EGUs, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the SO2 NAAQS rule on their financial condition and results of operations.

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

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
CO2e emissions (a)	26.6	25.2	26.7	10.9	10.8	12.1	15.7	14.4	14.6

(a)	CO2e emissions reported to the EPA represent all emissions from the facilities operated by IPL and WPL and do not reflect their share of co-owned facilities operated by other companies.

GHG Tailoring Rule - In 2010, the EPA issued the GHG Tailoring Rule, which establishes a GHG emissions threshold for major sources under the PSD construction permit and Title V operation permit. In June 2014, the Supreme Court ruled that the EPA may not treat GHG emissions as “air pollutants” for determining whether a major source is required to obtain a PSD or Title V permit, but held that the EPA can continue requiring Best Available Control Technology for GHG emissions from sources otherwise subject to review under the PSD program. This rule remains subject to legal challenges and further rulemaking may also be required to update state regulations implementing the GHG Tailoring Rule to make the Supreme Court’s decision effective.

Clean Air Act Section 111(d) - In June 2014, the EPA issued proposed standards under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA’s proposal is based on broad measures that can reduce CO2 emissions from existing fossil-fueled EGUs, including making existing coal-fired EGUs more efficient, increasing dispatch of existing combined-cycle natural gas-fired EGUs, maintaining or expanding zero- or low-CO2 energy resources such as renewables and nuclear, and reducing customer demand for electricity through energy efficiency programs. The state-specific goals are based on an emissions rate basis measured in pounds per net MWh. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030.

State plans will determine the specific compliance requirements applicable to EGUs. Each state has flexibility in determining how to achieve the goals, which can include the broad measures included by the EPA as well as any other enforceable measures that the state can demonstrate will reduce CO2 emissions from existing fossil-fueled EGUs. The EPA also proposed to give states the option to convert the rate-based goal to a mass-based goal measured in tons. States can develop a state-only plan or collaborate in developing regional multi-state plans. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. If a state needs additional time and provides proper notification and explanation, the EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. In August 2014, the EPA’s legal authority to issue the proposed standards under Section 111(d) of the CAA was challenged. The EPA is currently expected to issue final standards in 2015. Depending on the measures included in state plans for Iowa and Wisconsin, the expected dates for the retirement and fuel switching of certain of IPL’s and WPL’s coal-fired EGUs may be impacted by the new requirements. The implications of these new requirements and the resolution of legal challenges remain highly uncertain, and as a result Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of these standards, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

Clean Air Act Section 111(b) - In January 2014, the EPA published revised proposed New Source Performance Standards under Section 111(b) of the CAA for GHG emissions, which would establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. The EPA is currently expected to issue final standards in 2015.

WPL Consent Decree - Refer to Note 16(e) for discussion of a Consent Decree approved by the Court in 2013 and WPL’s obligations thereunder. The Consent Decree resolves a notice of violation issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

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

Water Quality -
Section 316(b) of Federal Clean Water Act - In August 2014, the EPA published a final rule related to Section 316(b) of the Federal Clean Water Act to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. This rule applies to existing and new cooling water intake structures at certain steam generating and manufacturing facilities. IPL and WPL have identified nine (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, George Neal Units 3-4 and Louisa Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) generating facilities, respectively, which may be impacted by the final Section 316(b) Rule. Compliance with this final rule will be incorporated during periodic facility permit renewal cycles, with final compliance anticipated by 2022. Alliant Energy, IPL and WPL have completed a preliminary assessment of the final Section 316(b) rule and expect to begin generating facility studies in 2015. Alliant Energy, IPL and WPL do not currently believe there will be a significant impact from the EPA’s Section 316(b) rule on their financial condition and results of operations.

Effluent Limitation Guidelines - In 2013, the EPA issued proposed effluent limitation guidelines, which would require changes to discharge limits for wastewater from steam generating facilities. IPL and WPL have identified eleven (Emery Units 1-3, Ottumwa Unit 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, Sutherland Units 1 and 3, George Neal Units 3-4 and Louisa Unit 1) and four (Riverside Units 1-3, Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) existing steam generating facilities, respectively, that are expected to be impacted by these guidelines. In addition, Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these guidelines. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the issuance of the final guidelines. Given that the EPA has not yet issued final guidelines, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations, but believe the expenditures to comply with these guidelines could be significant.

Hydroelectric Fish Passage Device - In 2002, FERC issued an order requiring WPL to install a fish passage device at its Prairie du Sac hydro plant. WPL has been working with the FWS and the Wisconsin DNR on the final design for the fish passage device. In 2013, the FWS initiated an environmental study of the fish passage device under the National Environmental Policy Act, which could result in changes to the design of the fish passage device. The FWS has indicated that this environmental study will be completed in 2015. In September 2014, FERC issued an order approving an extension of the project deadline to December 31, 2020. Alliant Energy and WPL currently believe the required capital investments and/or modifications to install the currently designed fish passage device at the facility could be approximately $15 million.

Land and Solid Waste -
Coal Combustion Residuals Rule - In December 2014, the EPA issued the final CCR rule, which regulates CCR as a non-hazardous waste. The final rule establishes minimum criteria for disposing of CCR in landfills and surface impoundments (ash ponds), and allows for continued operation of ash ponds if they meet certain location and performance criteria. Compliance with the final rule is specific for each ash pond and landfill. Individual ash ponds or landfills not meeting performance criteria must initiate corrective action or be subject to closure. The final rule includes an incentive of no further regulation for inactive ash ponds that can be closed within 36 months of the effective date of the CCR rule. IPL and WPL have nine and three existing coal ash ponds related to current and former coal-fired EGUs, respectively. In addition, IPL and WPL have four and two active CCR landfills, respectively. All of these CCR disposal units are subject to the final rule, which is currently anticipated to become effective in 2015. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently evaluating the final rule to determine the full impact of the final CCR rule, including any additional AROs that may need to be recognized in 2015 as a result of this rule.

MGP Sites - Refer to Note 16(e) for discussion of IPL’s and WPL’s MGP sites.

Other - Refer to Note 16(e), Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources” for further discussion of environmental matters, including discussion of specific projects and the associated estimated capital expenditures.

LEGISLATIVE MATTERS

Overview - Various legislative developments are monitored, including those relating to energy, tax, financial and other matters. Key legislative developments include the following:

FTIP Act - In December 2014, the FTIP Act was enacted. The most significant provisions of the FTIP Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain expenditures for property that were incurred through December 31, 2014. As a result, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2014 will be approximately $450 million ($245 million for IPL and $190 million for WPL). For calendar year 2015, Alliant Energy will be allowed bonus depreciation deductions for certain expenditures incurred through December 31, 2014 and placed in service before January 1, 2016. Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2015 for these expenditures will be approximately $50 million ($40 million for IPL and $10 million for WPL).

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2014 and 2013 earnings and the various components of its business. Additional details of Alliant Energy’s 2014, 2013 and 2012 earnings are discussed below.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$994.5	$1,009.1	(1%)	$975.9	3%	7,697	7,824	(2%)	7,679	2%
Commercial	658.0	649.4	1%	611.4	6%	6,449	6,432	—%	6,352	1%
Industrial	799.0	765.4	4%	741.8	3%	11,821	11,471	3%	11,555	(1%)
Retail subtotal	2,451.5	2,423.9	1%	2,329.1	4%	25,967	25,727	1%	25,586	1%
Sales for resale:
Wholesale	206.6	195.4	6%	187.6	4%	3,586	3,564	1%	3,317	7%
Bulk power and other	2.9	17.7	(84%)	23.8	(26%)	335	763	(56%)	1,303	(41%)
Other	52.6	52.0	1%	48.8	7%	155	152	2%	151	1%
Total revenues/sales	2,713.6	2,689.0	1%	2,589.3	4%	30,043	30,206	(1%)	30,357	—%
Electric production fuel expense	443.9	431.0	3%	367.2	17%
Energy purchases expense	408.2	294.0	39%	345.1	(15%)
Purchased electric capacity expense	25.1	216.8	(88%)	271.5	(20%)
Margins (c)	$1,836.4	$1,747.2	5%	$1,605.5	9%

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

(c)
Includes $85 million, $79 million and $83 million of credits on IPL’s Iowa retail electric customers’ bills for 2014, 2013 and 2012, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2014, 2013 and 2012.

Variances between periods in electric margins were as follows (in millions):

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Lower purchased electric capacity expense at IPL related to the previous DAEC PPA, which ended in February 2014	$129	$129	$—
Purchased electric capacity expense at WPL during 2013 related to the Kewaunee PPA, which ended in December 2013	61	—	61
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (a)	18	18	—
Retail electric customer billing credits at IPL (b)	(72)	(72)	—
Estimated decrease from changes in sales caused by weather conditions	(17)	(13)	(4)
Lower wholesale margins (c)	(11)	(4)	(7)
Changes in electric fuel-related costs, net of recoveries at WPL	(9)	—	(9)
Changes in revenue requirement adjustment related to certain tax benefits from tax accounting method changes at IPL (d)	(9)	(9)	—
Lower revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (d)	(6)	(6)	—
Other (e)	5	(1)	7
	$89	$42	$48

2013 vs. 2012 Summary:	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (a)	$60	$60	$—
Purchased electric capacity expense at WPL during 2012 related to the Riverside PPA, which terminated in December 2012	59	—	59
Changes in revenue requirement adjustment related to certain tax benefits from tax accounting method changes at IPL (d)	24	24	—
Estimated increase (decrease) from changes in sales caused by weather conditions	(11)	1	(12)
Other (e)	10	(3)	13
	$142	$82	$60

(a)	Higher transmission rider revenues were offset by higher electric transmission service expense.

(b)
Billing credits began in May 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates. Refer to “Rate Matters - IPL’s Iowa Retail Electric Rate Settlement Agreement” for further discussion.

(c)	Primarily due to lower nuclear capacity costs in 2014 which are included in the rates charged to wholesale customers.

(d)	Refer to Note 2 for further discussion of IPL’s revenue requirement adjustment and electric tax benefit rider.

(e)	Includes increases in weather-normalized retail sales volumes at WPL in 2014 and 2013. Refer to “Sales Trends” below for more information.

Forecast - Refer to “Rate Matters” for discussion of anticipated reductions of IPL’s retail electric customer billing credits in 2015 related to the approved settlement agreement for IPL’s Iowa retail electric rates and the electric tax benefit rider. Refer to Note 2 for WPL’s retail electric base rate case order received by WPL in July 2014 for the 2015/2016 test period and the order received by WPL in December 2014 for the retail fuel-related rate case for 2015.

Weather Conditions - Electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential, commercial and wholesale customers. HDD data is used to measure the variability of temperatures during winter months and is correlated with both electric and gas sales demand. CDD data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. HDD and CDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2014	2013	2012	Normal (a)
Cedar Rapids, Iowa (IPL)	7,657	7,232	5,901	6,763
Madison, Wisconsin (WPL)	7,884	7,627	5,964	7,031
CDD (a):
Cedar Rapids, Iowa (IPL)	670	884	1,052	755
Madison, Wisconsin (WPL)	620	709	1,070	658

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Estimated increases to electric margins from the impacts of weather were as follows (in millions):

	2014	2013	2012
IPL	$3	$16	$15
WPL	5	9	21
Total Alliant Energy	$8	$25	$36

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense. The impact on electric margins of changes in electricity volumes generated from EGUs, changes in energy volumes purchased and changes in bulk power sales volumes generally offset.

Due to IPL’s cost recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues, and therefore, did not have a significant impact on electric margins. WPL’s cost recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on electric margins.

WPL’s cost recovery mechanism for retail fuel-related costs provides deferral for amounts that fall outside an approved bandwidth of plus or minus 2%. The difference between revenue collected and actual fuel-related costs incurred within the bandwidth increase or (decrease) electric margins. WPL estimates the increase (decrease) to electric margins from amounts within the bandwidth were approximately ($5) million, $4 million and $6 million in 2014, 2013, and 2012, respectively. Refer to Note 2 for discussion of fuel-related costs incurred by WPL that were outside the approved annual bandwidth for 2014 and 2012.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of risks associated with increased fuel-related expenses on WPL’s electric margins. Refer to “Rate Matters” and Note 1(g) for additional information relating to recovery mechanisms for fuel-related expenses.

2014 vs. 2013 Summary - Electric production fuel expense increased $13 million in 2014 primarily due to the unseasonably cold weather conditions in Alliant Energy’s service territory in the first quarter of 2014, which resulted in higher commodity prices and increased customer demand in the first quarter of 2014. This contributed to higher MISO dispatch of IPL’s and WPL’s EGUs in the first quarter of 2014. The increase in 2014 was also due to changes in the under-/over-collection of fuel-related costs at IPL. These items were partially offset by deferred fuel-related costs incurred that fell outside the approved bandwidth for 2014 at WPL, as well as lower dispatch at WPL’s coal-fired EGUs during the third quarter of 2014, which included impacts of lower than planned coal deliveries.

Energy purchases expense increased $114 million in 2014 primarily due to increased prices for electricity, partially resulting from IPL’s new DAEC PPA and the expiration of WPL’s Kewaunee PPA, and increased volumes partially due to lower dispatch of WPL’s coal-fired EGUs during the third quarter of 2014. The increase was also due to extremely cold temperatures in the first quarter of 2014 contributing to higher prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) for 2014.

2013 vs. 2012 Summary - Electric production fuel expense increased $64 million and energy purchases expense decreased $51 million in 2013. Higher MISO dispatch of WPL’s generating facilities during 2013 compared to 2012 resulted in an increase in electric production fuel expense and a decrease in energy purchases expense for Alliant Energy and WPL. These changes were partially due to the Riverside PPA being terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Partially offsetting the decrease in energy purchases expense for Alliant Energy was an increase in energy purchases expense at IPL primarily due to higher prices for electricity purchased from wholesale energy markets (primarily MISO) in 2013.

Purchased Electric Capacity Expense - PPAs help meet customer demand. Certain of these PPAs included minimum payments for IPL’s and WPL’s rights to electric generating capacity. The previous DAEC PPA expired in February 2014, the Kewaunee PPA expired in December 2013 and the Riverside PPA terminated in conjunction with WPL’s acquisition of Riverside in 2012. Details of purchased electric capacity expense included in the utility electric margins table above were as follows (in millions):

	2014	2013	2012
DAEC PPA (IPL)	$25	$154	$152
Kewaunee PPA (WPL)	—	61	59
Riverside PPA (WPL)	—	—	59
Other	—	2	2
	$25	$217	$272

Forecast - Purchased electric capacity expense at Alliant Energy and IPL is expected to decrease in 2015 compared to 2014 due to the expiration of the previous DAEC PPA in February 2014 and the new DAEC PPA effective February 2014 not containing minimum payments for electric generating capacity.

Sales Trends - Retail sales volumes increased 1% in 2014 and 1% in 2013. The 2014 increase was primarily due to an increase in industrial sales at IPL and WPL due to production expansion at several customers and higher IPL co-generation customer requirements, and modest customer growth in WPL’s service territory in 2014. These increases were partially offset by the impact weather conditions had on electric sales in 2014. The unseasonably cold weather conditions in IPL’s and WPL’s service territories in the first quarter of 2014 increased sales and the cooler than normal summer temperatures during the third quarter of 2014 decreased sales. In comparison, temperatures during the third quarter of 2013 were warmer than normal resulting in increased sales. These changes in weather conditions caused an overall decrease in residential and commercial sales in 2014 compared to 2013. The 2013 increase was due to increases in weather-normalized retail sales volumes primarily at WPL related to economic recovery and modest customer growth experienced in WPL’s service territory. These increases were partially offset by the unseasonably warm weather conditions during the third quarter of 2012 and a decrease in industrial sales volumes at IPL in 2013 due to lower co-generation customer requirements.

Wholesale sales volumes increased 1% in 2014 and 7% in 2013. The 2014 increase was primarily due to increases in sales to one of IPL’s full-requirement wholesale customers due to production expansion partially offset by the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market. The 2013 increase was primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Refer to “Rate Matters” for discussion of the IUB’s approval of IPL’s retail electric rate settlement agreement in September 2014, which includes a retail electric base rate freeze at IPL through the end of 2016. Refer to Note 2 for discussion of WPL’s retail fuel-related rate increases effective January 1, 2014 and 2015, WPL retail rate cases including a retail electric base rate freeze at WPL through the end of 2016, IPL’s electric tax benefit rider, and IPL’s revenue requirement adjustment, which became effective in January 2013. Refer to “Other Future Considerations” for discussion of recent notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$287.5	$262.5	10%	$224.3	17%	31,718	29,916	6%	23,071	30%
Commercial	172.8	150.3	15%	124.3	21%	23,301	21,892	6%	17,115	28%
Industrial	23.4	21.1	11%	16.7	26%	3,710	3,803	(2%)	3,068	24%
Retail subtotal	483.7	433.9	11%	365.3	19%	58,729	55,611	6%	43,254	29%
Transportation/other	33.8	30.9	9%	31.0	—%	64,717	60,261	7%	57,532	5%
Total revenues/sales	517.5	464.8	11%	396.3	17%	123,446	115,872	7%	100,786	15%
Cost of gas sold	327.8	276.7	18%	217.2	27%
Margins (c)	$189.7	$188.1	1%	$179.1	5%

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

(c)
Includes $12 million and $11 million of credits on IPL’s Iowa retail gas customers’ bills for 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2014 and 2013.

Variances between periods in gas margins were as follows (in millions):

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Estimated increase from changes in sales caused by weather conditions	$4	$2	$2
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(4)	(4)	—
Other	2	(1)	2
	$2	($3)	$4

2013 vs. 2012 Summary:	Alliant Energy	IPL	WPL
Estimated increase from changes in sales caused by weather conditions	$19	$9	$10
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	5	5	—
Lower revenues at IPL due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider in 2013	(11)	(11)	—
Higher (lower) revenues due to the impact of changes in retail gas base rates effective January 2013	(9)	6	(15)
Other	5	3	2
	$9	$12	($3)

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Natural Gas Cost Recoveries - Cost of gas sold increased $51 million in 2014 and $60 million in 2013. These increases were primarily due to higher retail gas volumes caused by weather discussed below. Refer to Note 1(g) for additional information relating to natural gas cost recoveries.

Weather Conditions - Gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. Refer to “Utility Electric Margins” for HDD data details.

Estimated increases (decreases) to gas margins from the impacts of weather were as follows (in millions):

	2014	2013	2012
IPL	$5	$3	($6)
WPL	5	3	(7)
Total Alliant Energy	$10	$6	($13)

Refer to “Rate Matters” for discussion of IPL’s gas tax benefit rider and retail rate cases, including an interim retail gas base rate increase effective June 2012 and final retail gas base rate increase effective January 2013 for IPL’s Iowa customers and retail gas base rate decreases for WPL’s customers effective January 2013 and 2015.

Utility Other Revenues - Variances between periods in utility other revenues were as follows (in millions):

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Lower coal sales at WPL (a)	($7)	$—	($7)
Higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (b)	4	4	—
Other	(2)	1	(3)
	($5)	$5	($10)

2013 vs. 2012 Summary:	Alliant Energy	IPL	WPL
Higher coal sales at WPL (a)	$7	$—	$7
Capacity revenues recognized by WPL in 2013 (c)	6	—	6
Other	2	1	1
	$15	$1	$14

(a)	Changes in utility other revenues related to coal sales were largely offset by changes in utility other operation and maintenance expenses related to coal sales.

(b)
Approximately 50% of all margins earned from IPL’s sharing mechanism relating to optimizing gas capacity contracts flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were higher than normal in 2014.

(c)
WPL recognized capacity revenues in 2014 and 2013 related to a PPA with a third party for the sale of a portion of Riverside’s capacity assumed by WPL with the acquisition of Riverside in December 2012. The PPA expired in May 2014. These capacity revenues were mostly offset by contract amortization expense included in utility other operation and maintenance expenses.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense were as follows (in millions):

	2014 vs. 2013			2013 vs. 2012
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$38	$33	$5	$52	$41	$11
Changes in the under-/over-collection of electric transmission service expense through the transmission cost rider at IPL (b)	(11)	(11)	—	22	22	—
Other	2	—	2	3	3	—
	$29	$22	$7	$77	$66	$11

(a)	Primarily due to increased electric transmission service rates.

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

Refer to Notes 1(g) and 2 for additional information relating to recovery of electric transmission service expenses.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense in 2015 compared to 2014.

Utility Other Operation and Maintenance Expenses - Variances between periods in utility other operation and maintenance expenses were as follows (in millions):

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$20	$—	$20
Regulatory-related credit at IPL from a MPUC decision regarding Whispering Willow - East recorded in 2013 (b)	7	7	—
Higher generation expense (c)	7	4	3
Higher customer service expense (d)	6	4	2
Lower employee benefits-related expense (e)	(8)	(5)	(3)
Lower expense related to coal sales at WPL (f)	(7)	—	(7)
Other (g)	13	9	4
	$38	$19	$19

2013 vs. 2012 Summary:	Alliant Energy	IPL	WPL
Higher generation expense (c)	$16	$3	$13
Higher performance-based compensation expense (h)	11	6	5
Higher distribution system expense (i)	10	6	4
Higher expense related to coal sales at WPL (f)	7	—	7
Higher bad debt expense at IPL (j)	6	6	—
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in 2012 (k)	5	—	5
Higher cost of capital charges from Corporate Services (l)	5	3	2
Contract amortization expense at WPL in 2013 (m)	5	—	5
Lower energy efficiency cost recovery amortizations at WPL (a)	(20)	—	(20)
Regulatory-related credit at IPL from a MPUC decision regarding Whispering Willow - East recorded in 2013 (b)	(7)	(7)	—
Other	(7)	(5)	(3)
	$31	$12	$18

(a)
The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized changes in energy efficiency cost recovery amortizations for 2013 and 2014. Regulatory amortizations at WPL related to energy efficiency costs were $42 million, $22 million and $42 million in 2014, 2013 and 2012, respectively.

(b)	Refer to Note 3 for details of a regulatory-related credit recorded by IPL in 2013 due to decisions by the MPUC regarding recovery of costs for IPL’s Whispering Willow - East wind project.

(c)
Primarily due to the timing and extent of maintenance projects at IPL’s and WPL’s EGUs. The increase in 2013 was also due to additional operation and maintenance expenses related to Riverside, which was acquired in December 2012.

(d)	Primarily due to increased customer billing and customer assistance-related expenses.

(e)
Primarily due to a decrease in retirement plan costs, partially offset by an increase in other employee benefits-related costs and the reversal of a previously recorded reserve related to the Cash Balance Plan in 2013. Refer to Note 12(a) for details of the Cash Balance Plan reserve.

(f)	Changes in expense related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

(g)	Primarily due to increases in other administrative and general and distribution system expenses.

(h)
Performance-based compensation expense is largely based on the achievement of specific operational and financial performance measures compared to targets established within the performance-based compensation plans.

(i)	Primarily due to increased maintenance of the electric and gas distribution systems at IPL and WPL.

(j)	Higher bad debt expense at IPL in 2013 was largely due to increases in past due accounts receivable during 2013.

(k)	Refer to Notes 2 and 3 for details of regulatory-related charges and credits recognized in 2012.

(l)	Corporate Services bills IPL and WPL cost of capital charges in accordance with a service agreement. The 2013 increase was primarily due to increased property additions at Corporate Services in 2013.

(m)
Resulting from the amortization of capacity rights related to a PPA with a third party for the sale of a portion of Riverside’s capacity WPL assumed with the acquisition of Riverside. The PPA expired in May 2014. These amortization expenses were largely offset by capacity revenues included in utility other revenues.

Forecast - Alliant Energy currently expects its other operation and maintenance expenses to decrease in 2015 compared to 2014 primarily due to decreases in energy efficiency cost recovery amortizations approved by the PSCW in a July 2014 order, partially offset by expected increases in retirement plan costs in 2015 compared to 2014, resulting from decreases in discount rates and a change to the life expectancy assumption.

Depreciation and Amortization Expenses -
2014 vs. 2013 Summary - Depreciation and amortization expenses increased $17 million in 2014 primarily due to increased property additions, including various emission controls projects at IPL and WPL placed in service in the second half of 2013 and in 2014.

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

Interest Expense -
2014 vs. 2013 Summary - Interest expense increased $8 million in 2014 primarily due to $9 million of higher interest expense recorded in 2014 compared to 2013 for IPL’s $250 million 4.7% senior debentures issued in October 2013.

2013 vs. 2012 Summary - Interest expense increased $16 million in 2013 primarily due to $6 million of capitalized interest recognized in 2012 for the Franklin County wind project, $5 million of higher interest expense recorded in 2013 compared to 2012 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside and $3 million of interest expense recorded in 2013 for IPL’s 4.7% senior debentures issued in October 2013.

Refer to Note 9 for additional details of debt.

Forecast - Alliant Energy currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014 and 2015. Refer to Note 9 for additional details of financings in 2014 and “Liquidity and Capital Resources” for details of Alliant Energy’s financings anticipated in 2015.

AFUDC -
2014 vs. 2013 Summary - AFUDC increased $4 million in 2014 primarily due to increased CWIP balances related to IPL’s Marshalltown and changes in AFUDC recognized for IPL’s and WPL’s emission controls projects.

2013 vs. 2012 Summary - AFUDC increased $9 million in 2013 primarily due to changes in AFUDC recognized for IPL’s and WPL’s emission controls projects.

Refer to Note 3 for additional details of AFUDC recognized in 2014, 2013 and 2012.

Forecast - Alliant Energy currently expects AFUDC to increase in 2015 compared to 2014 primarily due to increased CWIP balances related to Marshalltown.

Income Taxes - Refer to Note 11 for details of effective income tax rates for continuing operations, including discussion of tax benefit riders, production tax credits, the effect of rate-making on property-related differences and a state apportionment change in 2012 related to the sale of RMT.

Forecast - Alliant Energy currently expects to record lower tax benefits from the effect of rate-making on property-related differences in 2015 compared to 2014 and lower tax benefits from the impacts of the electric tax benefit rider due to lower billing credits on Iowa retail electric customers’ bills expected in 2015 compared to 2014.

Loss from Discontinued Operations, Net of Tax - Refer to Note 19 for discussion of discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $8 million in 2014 and increased $2 million in 2013 primarily due to IPL and WPL recording charges of $5 million and $1 million in 2013, respectively, related to the redemption of preferred stock. Refer to Note 8 for additional discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $11 million in 2014 and $36 million in 2013. The 2014 increase was the result of lower purchased electric capacity expense related to the previous DAEC PPA and higher income tax benefits. These items were partially offset by electric customer billing credits related to a rate case settlement approved in 2014, lower retail electric sales due to changes in weather conditions in IPL’s service territory and higher interest, depreciation and other operation and maintenance expenses. The 2013 increase was primarily due to higher electric revenues from the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, which became effective in January 2013, higher AFUDC in 2013 for IPL’s emission controls projects, higher income tax benefits and higher gas revenues from increased sales and a rate increase implemented in January 2013. These items were partially offset by higher other operation and maintenance expenses.

Electric Margins - Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$556.4	$574.3	(3%)	$529.9	8%	4,164	4,272	(3%)	4,141	3%
Commercial	410.2	409.6	—%	365.3	12%	4,099	4,118	—%	4,045	2%
Industrial	458.5	442.9	4%	408.0	9%	7,132	6,973	2%	7,116	(2%)
Retail subtotal	1,425.1	1,426.8	—%	1,303.2	9%	15,395	15,363	—%	15,302	—%
Sales for resale:
Wholesale	32.2	30.0	7%	27.8	8%	485	419	16%	418	—%
Bulk power and other	2.1	2.0	5%	9.5	(79%)	59	98	(40%)	377	(74%)
Other	33.9	33.0	3%	30.6	8%	81	80	1%	81	(1%)
Total revenues/sales	1,493.3	1,491.8	—%	1,371.1	9%	16,020	15,960	—%	16,178	(1%)
Electric production fuel expense	231.5	193.9	19%	193.8	—%
Energy purchases expense	240.8	188.2	28%	150.7	25%
Purchased electric capacity expense	25.0	155.2	(84%)	153.7	1%
Margins (c)	$996.0	$954.5	4%	$872.9	9%

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

(c)
Includes $85 million, $79 million and $83 million of credits on Iowa retail electric customers’ bills for 2014, 2013 and 2012, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2014, 2013 and 2012.

Variances - Electric margins increased $42 million in 2014 and $82 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in IPL’s electric margins.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the definition of electric margins, IPL’s CDD and HDD data, estimated impacts of weather, purchased electric capacity expense, recoveries of fuel-related expense, sales trends and items impacting IPL’s electric margin forecast. Refer to “Rate Matters” for discussion of the IUB’s approval of IPL’s retail electric rate settlement agreement in September 2014, which includes a retail electric base rate freeze at IPL through the end of 2016. Refer to Note 2 for discussion of the electric tax benefit rider and revenue requirement adjustment. Refer to “Other Future Considerations” for discussion of a notification of termination of a wholesale power supply agreement provided to IPL by one of its wholesale customers.

Gas Margins - Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$162.5	$152.8	6%	$126.4	21%	17,839	16,975	5%	12,955	31%
Commercial	96.1	85.7	12%	69.7	23%	12,641	12,051	5%	9,403	28%
Industrial	17.4	16.1	8%	12.8	26%	2,804	2,931	(4%)	2,435	20%
Retail subtotal	276.0	254.6	8%	208.9	22%	33,284	31,957	4%	24,793	29%
Transportation/other	20.5	19.3	6%	17.8	8%	31,377	32,019	(2%)	30,992	3%
Total revenues/sales	296.5	273.9	8%	226.7	21%	64,661	63,976	1%	55,785	15%
Cost of gas sold	185.5	160.3	16%	124.9	28%
Margins (c)	$111.0	$113.6	(2%)	$101.8	12%

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

(c)
Includes $12 million and $11 million of credits on Iowa retail gas customers’ bills for 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2014 and 2013.

Variances - Gas margins decreased $3 million in 2014 and increased $12 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the variances in IPL’s gas margins.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the definition of gas margins, estimated impacts of weather and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of IPL’s gas tax benefit rider and retail rate cases, including an interim retail gas base rate increase effective June 2012 and final retail gas base rate increase effective January 2013 for IPL’s Iowa customers.

Steam and Other Revenues - Steam and other revenues increased $5 million in 2014. Refer to “Alliant Energy’s Results of Operations - Utility Other Revenues” for IPL’s steam and other revenues variances.

Electric Transmission Service Expense - Electric transmission service expense increased $22 million in 2014 and $66 million in 2013. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for IPL’s electric transmission service expense variances.

Refer to Notes 1(g) and 2 for additional information relating to recovery of electric transmission service expense.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense for IPL in 2015 compared to 2014.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $19 million in 2014 and $12 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for IPL’s other operation and maintenance expenses variances.

Depreciation and Amortization Expenses -
2014 vs. 2013 Summary - Depreciation and amortization expenses increased $6 million in 2014 primarily due to increased property additions, including various emission controls projects placed in service in the second half of 2013 and in 2014.

Forecast - IPL currently expects its depreciation and amortization expenses to increase in 2015 compared to 2014 due to property additions, including various emission controls projects placed in service in 2014 and expected to be placed in service in 2015.

Interest Expense - Interest expense increased $9 million in 2014 and $3 million in 2013 primarily due to $12 million and $3 million of interest expense recorded in 2014 and 2013, respectively, for IPL’s $250 million 4.7% senior debentures issued in October 2013.

Forecast - IPL currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014 and 2015. Refer to Note 9 for additional details of IPL’s financings in 2014 and “Liquidity and Capital Resources” for details of IPL’s financings anticipated in 2015.

AFUDC -
2014 vs. 2013 Summary - AFUDC increased $5 million in 2014 primarily due to increased CWIP balances related to Marshalltown and the emission controls projects at Ottumwa Unit 1.

2013 vs. 2012 Summary - AFUDC increased $13 million in 2013 primarily due to changes in AFUDC recognized for emission controls projects.

Refer to Note 3 for additional details of AFUDC recognized in 2014, 2013 and 2012.

Forecast - IPL currently expects AFUDC to increase in 2015 compared to 2014 primarily due to increased CWIP balances related to Marshalltown.

Income Taxes - Refer to Note 11 for details of IPL’s effective income tax rates, including discussion of the impacts of tax benefit riders, production tax credits, the effect of rate-making on property-related differences and a state apportionment change in 2012 related to the sale of RMT.

Forecast - IPL currently expects to record lower tax benefits from the effect of rate-making on property-related differences in 2015 compared to 2014 and lower tax benefits from the impacts of the electric tax benefit rider due to lower billing credits on Iowa retail electric customers’ bills expected in 2015 compared to 2014.

Preferred Dividend Requirements - Preferred dividend requirements decreased $6 million in 2014 and increased $4 million in 2013 primarily due to IPL recording charges of $5 million in 2013 related to the redemption of preferred stock. Refer to Note 8 for additional discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $4 million and $14 million in 2014 and 2013, respectively. The 2014 increase was the result of purchased electric capacity expense in 2013 as a result of the expiration of the Kewaunee PPA in December 2013. This item was partially offset by higher energy efficiency cost recovery amortizations, higher electric fuel-related costs and higher depreciation expense in 2014 compared to 2013. The 2013 increase was primarily due to purchased electric capacity expense related to the Riverside PPA that expired in December 2012, lower energy efficiency cost recovery amortizations and a lower effective tax rate. These items were partially offset by higher depreciation expense largely due to the purchase of Riverside in December 2012, lower gas revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013, higher electric transmission service costs from ATC and MISO and higher other operation and maintenance expenses.

Electric Margins - Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$438.1	$434.8	1%	$446.0	(3%)	3,533	3,552	(1%)	3,538	—%
Commercial	247.8	239.8	3%	246.1	(3%)	2,350	2,314	2%	2,307	—%
Industrial	340.5	322.5	6%	333.8	(3%)	4,689	4,498	4%	4,439	1%
Retail subtotal	1,026.4	997.1	3%	1,025.9	(3%)	10,572	10,364	2%	10,284	1%
Sales for resale:
Wholesale	174.4	165.4	5%	159.8	4%	3,101	3,145	(1%)	2,899	8%
Bulk power and other	0.8	15.7	(95%)	14.3	10%	276	665	(58%)	926	(28%)
Other	18.7	19.0	(2%)	18.2	4%	74	72	3%	70	3%
Total revenues/sales	1,220.3	1,197.2	2%	1,218.2	(2%)	14,023	14,246	(2%)	14,179	—%
Electric production fuel expense	212.4	237.1	(10%)	173.4	37%
Energy purchases expense	167.4	105.8	58%	194.4	(46%)
Purchased electric capacity expense	0.1	61.6	(100%)	117.8	(48%)
Margins	$840.4	$792.7	6%	$732.6	8%

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

Variances - Electric margins increased $48 million in 2014 and $60 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in WPL’s electric margins.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the definition of electric margins, WPL’s CDD and HDD data, estimated impacts of weather, purchased electric capacity expense, recoveries of fuel-related expense, sales trends and items impacting WPL’s electric margin forecast. Refer to “Rate Matters” for discussion of a retail electric base rate case order received in July 2014, which includes a retail electric base rate freeze through the end of 2016. Refer to Note 2 for discussion of retail fuel-related rate increases effective January 1, 2014 and 2015. Refer to “Other Future Considerations” for discussion of recent notifications provided to WPL to terminate two of its wholesale power supply agreements.

Gas Margins - Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2014	2013	(a)	2012	(b)	2014	2013	(a)	2012	(b)
Residential	$125.0	$109.7	14%	$97.9	12%	13,879	12,941	7%	10,116	28%
Commercial	76.7	64.6	19%	54.6	18%	10,660	9,841	8%	7,712	28%
Industrial	6.0	5.0	20%	3.9	28%	906	872	4%	633	38%
Retail subtotal	207.7	179.3	16%	156.4	15%	25,445	23,654	8%	18,461	28%
Transportation/other	13.3	11.6	15%	13.2	(12%)	33,340	28,242	18%	26,540	6%
Total revenues/sales	221.0	190.9	16%	169.6	13%	58,785	51,896	13%	45,001	15%
Cost of gas sold	142.3	116.4	22%	92.3	26%
Margins	$78.7	$74.5	6%	$77.3	(4%)

(a)	Reflects the % change from 2013 to 2014. (b) Reflects the % change from 2012 to 2013.

Variances - Gas margins increased $4 million in 2014 and decreased $3 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the variances in WPL’s gas margins.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the definition of gas margins, estimated impacts of weather and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of retail rate cases, including retail gas base rate decreases effective January 2013 and 2015.

Other Revenues - Other revenues decreased $10 million in 2014 and increased $14 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Other Revenues” for WPL’s other revenues variances.

Electric Transmission Service Expense - Electric transmission service expense increased $7 million in 2014 and $11 million in 2013. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for WPL’s electric transmission service expense variances.

Refer to Note 1(g) for additional information relating to recovery of electric transmission service expense.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense for WPL in 2015 compared to 2014.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $19 million in 2014 and $18 million in 2013. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for WPL’s other operation and maintenance expenses variances.

Forecast - WPL currently expects its other operation and maintenance expenses to decrease in 2015 compared to 2014 primarily due to decreases in energy efficiency cost recovery amortizations approved by the PSCW in its July 2014 order, partially offset by expected increases in retirement plan costs in 2015 compared to 2014, resulting from decreases in discount rates and a change to the life expectancy assumption.

Depreciation and Amortization Expenses -
2014 vs. 2013 Summary - Depreciation and amortization expenses increased $9 million in 2014 primarily due to increased property additions, including various emission controls projects placed in service in 2014.

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

Forecast - WPL currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014. Refer to Note 9 for additional details of WPL’s financings in 2014.

AFUDC -
2013 vs. 2012 Summary - AFUDC decreased $4 million in 2013 primarily due to changes in AFUDC recognized for emission controls projects. Refer to Note 3 for details of AFUDC recognized in 2014, 2013 and 2012.

Income Taxes - Refer to Note 11 for details of WPL’s effective income tax rates, including discussion of the impacts of production tax credits and state apportionment changes in 2012 due to the sale of RMT.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of available capacity under their revolving credit facilities and IPL’s sales of accounts receivable program, and operating cash flows generated by their utility business, supplemented by periodic issuances of long-term debt and equity securities.

Liquidity Position - At December 31, 2014, Alliant Energy had $57 million of cash and cash equivalents, $859 million ($159 million at the parent company, $300 million at IPL and $400 million at WPL) of available capacity under their revolving credit facilities and $128 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Short-term Debt” below and Note 9(a) for further discussion of the credit facilities. Refer to Note 5(b) for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which debt would not exceed 45% to 55% of total capital and preferred stock would not exceed 5% to 10% of total capital. These targets may be adjusted depending on subsequent developments and the impact on their respective WACC and investment-grade credit ratings. Capital structures at December 31, 2014 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,438.7	45%	$1,814.1	48%	$1,703.8	52%
Preferred stock	200.0	3%	200.0	5%	—	—%
Noncontrolling interest	1.8	—%	—	—%	8.5	—%
Long-term debt (incl. current maturities)	3,789.7	50%	1,768.7	47%	1,573.9	48%
Short-term debt	141.3	2%	—	—%	—	—%
	$7,571.5	100%	$3,782.8	100%	$3,286.2	100%

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining financial capital structures consistent with those approved by regulators and necessary to maintain appropriate credit quality. In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include anticipated proceeds from asset sales, financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives and legislation. The most significant debt imputations relate to the sales of accounts receivable program, the DAEC PPA, and pension and OPEB obligations. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases. The IUB and MPUC do not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on the ability to raise external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, ensure a committed source of liquidity in the event the commercial paper market becomes disrupted and efficiently manage their long-term financings. In addition, Alliant Energy and IPL maintain a sales of accounts receivable program at IPL as an alternative financing source.

Primary Sources and Uses of Cash - The most significant source of cash is from electric and gas sales to IPL’s and WPL’s customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return of and a return on the assets used to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and to pay dividends to Alliant Energy’s shareowners. Capital needed to retire debt and fund capital expenditures related to large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash and cash equivalents, January 1	$9.8	$21.2	$11.4	$4.4	$4.5	$2.1	$0.5	$0.7	$2.7
Cash flows from (used for):
Operating activities	891.6	731.0	841.1	406.1	232.6	291.0	424.4	423.3	427.4
Investing activities	(917.7)	(754.7)	(1,155.5)	(552.7)	(423.3)	(331.2)	(320.1)	(335.9)	(710.2)
Financing activities	73.2	12.3	324.2	147.5	190.6	42.6	(58.1)	(87.6)	280.8
Net increase (decrease)	47.1	(11.4)	9.8	0.9	(0.1)	2.4	46.2	(0.2)	(2.0)
Cash and cash equivalents, December 31	$56.9	$9.8	$21.2	$5.3	$4.4	$4.5	$46.7	$0.5	$0.7

Operating Activities -
2014 vs. 2013 - Alliant Energy’s cash flows from operating activities increased $161 million primarily due to $190 million of lower purchased electric capacity payments in 2014 compared to 2013 related to the previous DAEC PPA and the Kewaunee PPA, $94 million of higher cash flows from changes in the level of IPL’s accounts receivable sold during 2014 and 2013, and the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in 2014. These items were partially offset by $72 million of retail electric customer base rate freeze billing credits at IPL in 2014, higher fuel-related costs at WPL in 2014 compared to 2013, and lower cash flows from increases in inventory levels of gas stored underground at IPL and WPL during 2014. Refer to Notes 5(b) and 5(c) for discussion of IPL’s sale of accounts receivable program and the tax separation and indemnification agreement with Whiting Petroleum, respectively. Refer to “Rate Matters” for further discussion of IPL’s retail electric customer base rate freeze billing credits. Refer to Note 2 for discussion of WPL’s under-collection of fuel-related costs during 2014.

IPL’s cash flows from operating activities increased $174 million primarily due to $129 million of lower purchased electric capacity payments in 2014 compared to 2013 related to the previous DAEC PPA and $94 million of higher cash flows from changes in the level of accounts receivable sold during 2014 and 2013. These items were partially offset by $72 million of retail electric customer base rate freeze billing credits in 2014.

WPL’s cash flows from operating activities increased $1 million primarily due to $61 million of purchased electric capacity payments in 2013 related to the Kewaunee PPA. This item was substantially offset by lower cash flows from higher fuel-related costs in 2014 compared to 2013 and lower cash flows from increases in inventory levels of gas stored underground.

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

Electric Fuel-related, Natural Gas and Transmission Cost Recoveries - IPL has cost recovery mechanisms applicable for its retail electric and gas customers to provide for subsequent adjustments to its electric and gas rates for changes in electric fuel-related and natural gas costs. IPL also has a cost recovery mechanism applicable for its Iowa retail electric customers to provide for subsequent adjustments to its electric rates for changes in electric transmission service expense. Changes in the timing of IPL’s electric fuel-related, natural gas and transmission cost recoveries resulted in $47 million of higher cash flows from operations for Alliant Energy and IPL in 2013 compared to 2012.

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2014	2013	2012
IPL	$20	$—	($3)
WPL	(12)	(23)	3
Other subsidiaries	(3)	33	20
Alliant Energy	$5	$10	$20

Alliant Energy’s income tax refunds in 2014, 2013 and 2012 were primarily due to federal and state claims filed related to net operating losses carried back to prior years. Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments through 2017 based on their current federal net operating loss and credit carryforward positions and future amounts of bonus depreciation expected to be claimed on Alliant Energy’s U.S. federal income tax returns for calendar years 2014 and 2015. While no significant federal income tax payments through 2017 are expected to occur, some tax payments and refunds may occur between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 for discussion of the carryforward positions.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2015 through 2018 based on the funded status and assumed return on assets for each plan as of the December 31, 2014 measurement date. Refer to Note 12(a) for discussion of the current funded levels of pension plans.

Investing Activities -
2014 vs. 2013 - Alliant Energy’s cash flows used for investing activities increased $163 million primarily due to $107 million of higher utility construction expenditures and a $62 million cash grant Alliant Energy received in 2013 related to the Franklin County wind project. The higher utility construction expenditures were largely due to higher expenditures for Marshalltown, IPL’s and WPL’s electric and gas distribution systems and emission controls projects at WPL’s Edgewater Unit 5 in 2014, partially offset by lower expenditures for emission controls projects at WPL’s Columbia Units 1 and 2 in 2014. Refer to Note 5(d) for further discussion of the Franklin County wind project cash grant.

IPL’s cash flows used for investing activities increased $129 million due to $126 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures for Marshalltown and the electric and gas distribution systems in 2014.

WPL’s cash flows used for investing activities decreased $16 million primarily due to $19 million of lower construction expenditures. The lower construction expenditures were largely due to lower expenditures for emission controls projects at Columbia Units 1 and 2 in 2014, partially offset by higher expenditures for emission controls projects at Edgewater Unit 5 and the electric and gas distribution systems in 2014.

2013 vs. 2012 - Alliant Energy’s cash flows used for investing activities decreased $401 million primarily due to $294 million of lower utility construction and acquisition expenditures, a $62 million cash grant Alliant Energy received during 2013 related to the Franklin County wind project, and expenditures in 2012 for the Franklin County wind project and Corporate Services’ purchase of its corporate headquarters building. The lower utility construction and acquisition expenditures were largely due to expenditures for WPL’s purchase of Riverside in 2012 and for emission controls projects at WPL’s Edgewater Unit 5 in 2012, partially offset by higher expenditures in 2013 for the emission controls projects at WPL’s Columbia Units 1 and 2, and IPL’s George Neal Units 3 and 4 and Lansing Unit 4.

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

Construction and Acquisition Expenditures - Capital expenditures and financing plans are reviewed, approved and updated as part of the financial planning processes. Changes in anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, improvements in technology, failure of generating facilities, changing market conditions, customer and sales growth, funding of pension and OPEB plans, and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they have some discretion with regard to the level and timing of capital expenditures. Construction and acquisition expenditures are currently anticipated as follows (in millions):

	Alliant Energy				IPL				WPL
	2015	2016	2017	2018	2015	2016	2017	2018	2015	2016	2017	2018
Utility (a):
Generation:
Marshalltown	$295	$180	$15	$—	$295	$180	$15	$—	$—	$—	$—	$—
WPL’s proposed Riverside expansion	10	195	315	215	—	—	—	—	10	195	315	215
Environmental compliance	165	90	60	100	30	10	25	85	135	80	35	15
Maintenance and performance improvements	135	165	160	115	70	85	90	50	65	80	70	65
Distribution:
Electric systems	255	270	305	295	145	155	175	170	110	115	130	125
Gas systems	115	115	135	145	65	70	80	100	50	45	55	45
Other	50	50	45	40	25	20	20	20	25	30	25	20
Total utility	1,025	1,065	1,035	910	$630	$520	$405	$425	$395	$545	$630	$485
Corporate Services and other non-utility (b)	50	35	35	45
	$1,075	$1,100	$1,070	$955

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

ATC - WPL Transco’s capital contributions to ATC are currently funded by ATI, and are included in “Corporate Services and other non-utility” in the table above. Alliant Energy currently anticipates that ATI will fund capital contributions of approximately $8 million, $19 million, $22 million and $4 million to ATC in 2015, 2016, 2017 and 2018, respectively, to help fund future proposed transmission projects. These future proposed transmission projects require approval from various regulatory agencies to construct. Certain of these future proposed transmission projects are currently being challenged by other utilities and other transmission-only companies who have requested to own a portion of the future transmission projects proposed by ATC. Alliant Energy and WPL are currently unable to determine the impact these challenges may have on ATC’s plans to construct these proposed transmission projects and the resulting impact on ATI’s future capital contributions to ATC and WPL’s and ATI’s equity earnings income and dividends received from ATC.

In 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co., a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. Duke-American Transmission Co. has announced construction of several new transmission lines over the next decade for an aggregate cost of approximately $4 billion. These transmission projects are subject to approval by various regulatory agencies. Alliant Energy and WPL are currently unable to determine what impacts the joint venture and transmission line projects noted above, if constructed, will have on their future equity income, distributions from ATC, capital contributions to ATC, or ownership in ATC. The capital expenditures in the above table do not include any capital contributions for the potential Duke-American Transmission Co. projects.

Financing Activities -
2014 vs. 2013 - Alliant Energy’s cash flows from financing activities increased $61 million primarily due to $810 million of proceeds from long-term debt issued in 2014 discussed in “Long-term Debt” below and payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in 2013. These items were partially offset by $348 million of payments to retire long-term debt in 2014 discussed below, $250 million of proceeds from IPL’s issuance of 4.7% senior debentures in 2013, $200 million of proceeds from IPL’s issuance of cumulative preferred stock in 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows from financing activities decreased $43 million primarily due to $250 million of proceeds from the issuance of 4.7% senior debentures in 2013, $200 million of proceeds from the issuance of cumulative preferred stock in 2013, payments of $38 million to retire its 5% pollution control revenue bonds in 2014 and $30 million of lower capital contributions from its parent company during 2014 compared to 2013. These items were partially offset by $250 million of proceeds from the issuance of 3.25% senior debentures in 2014, payments of $150 million to redeem cumulative preferred stock in 2013 and decreases in the amount of commercial paper outstanding in 2013.

WPL’s cash flows used for financing activities decreased $30 million primarily due to $250 million of proceeds from the issuance of 4.1% debentures in 2014 and payments of $61 million to redeem cumulative preferred stock in 2013, partially offset by changes in the amount of commercial paper outstanding.

2013 vs. 2012 - Alliant Energy’s cash flows from financing activities decreased $312 million primarily due to the impacts of $385 million of proceeds from long-term debt issued in 2012 discussed in “Long-term Debt” below, payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by $250 million of proceeds from the issuance of 4.7% senior debentures by IPL in 2013 and $200 million of proceeds from IPL’s issuance of 5.1% cumulative preferred stock in 2013.

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

WPL’s cash flows used for financing activities increased $368 million primarily due to the impacts of $250 million of proceeds from long-term debt issued in 2012 discussed below, $90 million of capital contributions in 2012 from its parent company, Alliant Energy, and payments of $61 million to redeem 4.4% through 6.5% cumulative preferred stock in 2013. These items were partially offset by changes in the amount of commercial paper outstanding.

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, Resources or Corporate Services.

In 2013, IPL received authorization from FERC through December 31, 2015 for the following (in millions):

	Initial Authorization	Current Remaining Authority
Long-term debt securities issuances in aggregate	$750	$500
Short-term debt securities outstanding at any time (including borrowings from its parent)	750	750
Preferred stock issuances in aggregate	300	300

State Regulatory Financing Authorizations - In 2011, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through December 2018. In November 2014, WPL received authorization from the PSCW to issue up to $500 million of long-term debt securities during 2015 and 2016, with no more than $300 million to be issued in either year.

In 2010, the MPUC issued an order that determined IPL does not need to obtain authorization to issue securities as long as IPL is not organized under the laws of the state of Minnesota and the securities issued do not encumber any of its property in the state of Minnesota. IPL currently does not have, and does not plan to issue, securities that encumber such property, thus IPL is not currently required to obtain approval from the MPUC for unsecured securities issuances. However, if in the future IPL were to subject its utility property in Minnesota to an encumbrance for the purpose of securing the payment of any indebtedness, IPL would be required to obtain an order from the MPUC approving such securities issuances.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue unspecified amounts of securities through December 2017. Alliant Energy’s shelf registration statement may be used to issue common stock, debt and other securities. IPL’s and WPL’s shelf registration statements may be used to issue preferred stock and debt securities.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. IPL’s and WPL’s goal is to maintain dividend payout ratios of approximately 65% to 75%. Alliant Energy’s, IPL’s and WPL’s dividend payout ratios were 59%, 76% and 66% of their consolidated earnings from continuing operations in 2014, respectively. Refer to “Financing Forecast” below for discussion of expected common stock dividends in 2015. Refer to Note 7 for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of applicable regulatory limitations and IPL’s outstanding preferred stock.

Common Stock Issuances and Capital Contributions - Alliant Energy issued a modest amount of additional common stock in 2012 through 2014 under its equity-based compensation plans for employees. Refer to “Financing Forecast” below for discussion of expected issuances of common stock and capital contributions in 2015. Refer to Note 7 for discussion of capital contributions from Alliant Energy to each of IPL, WPL and Corporate Services; payments of common stock dividends by IPL and WPL to their parent company; and repayments of capital by Resources to its parent company.

Preferred Stock Issuance and Redemptions - Refer to Note 8 for discussion of IPL’s and WPL’s preferred stock redemptions and IPL’s issuance of preferred stock in 2013.

Short-term Debt - Alliant Energy, IPL and WPL maintain committed revolving credit facilities to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2014, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). There are currently 13 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $10 million to $135 million. In 2014, each of the credit facilities was extended one year through December 2018. There are currently no extension renewal provisions remaining for the credit facilities. Each of the credit facilities has a provision to expand the facility size up to $100 million, subject to lender approval for Alliant Energy and IPL, and subject to lender and regulatory approvals for WPL. During 2014, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The debt-to-capital ratios cannot exceed 65%, 58% and 58% for Alliant Energy, IPL and WPL, respectively. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

The credit agreements contain provisions that prohibit placing liens on any of Alliant Energy’s, IPL’s or WPL’s property or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens, and liens to secure additional non-recourse debt not to exceed $100 million outstanding at any one time at each of IPL and WPL, and $100 million at Alliant Energy’s non-utility subsidiaries, and purchase money liens.

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

The credit agreements contain customary events of default. Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. Accordingly, a cross-default provision would be triggered under the Alliant Energy credit agreement if IPL or WPL, as applicable, or a majority-owned subsidiary accounting for 20% or more of IPL’s or WPL’s, as applicable, consolidated assets (valued at carrying value), defaults on debt totaling $50 million or more. A default by a minority-owned subsidiary and, in the case of the Alliant Energy credit agreement, a default by a foreign subsidiary, would not trigger a cross-default. A default by Alliant Energy, Corporate Services or Resources and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 5(b) for additional information on amounts outstanding under IPL’s sales of accounts receivable program.

A material adverse change representation is not required for borrowings under the credit agreements.

At December 31, 2014, Alliant Energy, IPL and WPL were in compliance with all material covenants and other provisions of the credit agreements.

Refer to Note 9(a) for additional information on the credit facilities, commercial paper outstanding and debt-to-capital ratios.

Long-term Debt - In 2014, 2013 and 2012, significant issuances of long-term debt were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
2014:
Alliant Energy	$250	Variable-rate term loan credit agreement	1% at December 31, 2014	Oct-2016	Retire its $250 million, 4% senior notes due 2014
IPL	250	Senior debentures	3.25%	Dec-2024	Reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes
WPL	250	Debentures	4.1%	Oct-2044	Reduce commercial paper and for general corporate purposes
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2014	Dec-2016	Retire borrowings under a term loan credit agreement that matured in December 2014
2013:
IPL	250	Senior debentures	4.7%	Oct-2043	Reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes
2012:
WPL	250	Debentures	2.25%	Nov-2022	Fund a portion of the purchase price of Riverside
Corporate Services	75	Senior notes	3.45%	Sep-2022	Repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general corporate purposes
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2013	Dec-2014	Fund a portion of the costs of the Franklin County wind project

In 2014, significant retirements of long-term debt were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Original Due Date
Alliant Energy	$250	Senior notes	4%	Oct-2014
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2013	Dec-2014
IPL	38	Pollution control revenue bonds	5%	Jul-2014

Alliant Energy’s $250 million term loan credit agreement and Franklin County Holdings LLC’s $60 million term loan credit agreement (with Alliant Energy as guarantor) include substantially the same covenants, including Alliant Energy maintaining a debt-to-capital ratio not to exceed 65% on a consolidated basis and events of default, that are included in Alliant Energy’s revolving credit facility financial covenant discussion above in “Short-term Debt.” At December 31, 2014, Alliant Energy was in compliance with all material covenants and other provisions of the term loan credit agreements.

Refer to Note 9(b) for further discussion of long-term debt.

Financing Forecast - The following financing activities are currently anticipated to occur in the future. The financing activities of Alliant Energy and IPL are contingent on the completion of the sale of IPL’s Minnesota electric and natural gas distribution assets in 2015.

•	Long-term Debt - IPL currently expects to issue up to $300 million of additional long-term debt in 2015. IPL’s $150 million, 3.3% senior debentures mature in 2015.

•
Common Stock Issuances and Capital Contributions - Alliant Energy currently expects to issue approximately $150 million of common stock in 2015 through one or more offerings and its Shareowner Direct Plan. IPL currently expects to receive capital contributions of $175 million from its parent company in 2015.

•
Common Stock Dividends - In November 2014, Alliant Energy announced an increase in its targeted 2015 annual common stock dividend to $2.20 per share, which is equivalent to a quarterly rate of $0.55 per share, beginning with the February 2015 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from its Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors. In addition, IPL and WPL currently expect to pay common stock dividends of approximately $140 million and $127 million, respectively, to their parent company in 2015.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements that contain provisions dependent on credit ratings. In the event of a significant downgrade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a significant downgrade, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements. In addition, a downgrade in the credit ratings of Alliant Energy, IPL or WPL could also result in them paying higher interest rates in future financings, reduce their pool of potential lenders, increase their borrowing costs under existing credit facilities or limit their access to the commercial paper market. Alliant Energy, IPL and WPL are committed to taking the necessary steps required to maintain investment-grade credit ratings. Credit ratings and outlooks as of the date of this report are as follows:

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

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In 2014, 2013 and 2012, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE. However, IPL concluded consolidation of the third party was not required. Refer to Note 5(b) for information regarding IPL’s sales of accounts receivable program.

Guarantees and Indemnifications - Alliant Energy has guarantees and indemnifications outstanding at December 31, 2014 related to its prior divestiture activities. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2014 were as follows (in millions):

Alliant Energy	2015	2016	2017	2018	2019	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$492	$318	$252	$214	$153	$886	$2,315
SO2 emission allowances	12	14	8	—	—	—	34
Other (b)	10	1	—	—	—	—	11
Long-term debt maturities (Note 9(b))	183	313	5	356	256	2,690	3,803
Interest - long-term debt obligations	179	174	172	172	147	2,015	2,859
Capital purchase obligations (Note 16(a))	25	—	—	—	—	—	25
Operating leases (Note 10(a))	8	7	3	2	1	21	42
Capital leases	1	1	—	—	—	—	2
	$910	$828	$440	$744	$557	$5,612	$9,091

IPL	2015	2016	2017	2018	2019	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$288	$193	$163	$144	$145	$886	$1,819
SO2 emission allowances	12	14	8	—	—	—	34
Other (b)	6	—	—	—	—	—	6
Long-term debt maturities (Note 9(b))	150	—	—	350	—	1,275	1,775
Interest - long-term debt obligations	90	87	87	87	63	926	1,340
Capital purchase obligations (Note 16(a))	6	—	—	—	—	—	6
Operating leases (Note 10(a))	3	2	2	1	1	15	24
Capital leases	—	1	—	—	—	—	1
	$555	$297	$260	$582	$209	$3,102	$5,005

WPL	2015	2016	2017	2018	2019	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$204	$125	$89	$70	$8	$—	$496
Other (b)	2	1	—	—	—	—	3
Long-term debt maturities (Note 9(b))	31	—	—	—	250	1,300	1,581
Interest - long-term debt obligations	81	80	80	80	80	1,074	1,475
Capital purchase obligations (Note 16(a))	19	—	—	—	—	—	19
Operating leases (Note 10(a))	4	5	1	—	—	—	10
Capital lease - Sheboygan Falls (Note 10(b))	15	15	15	15	15	83	158
Capital leases - other	1	—	—	—	—	—	1
	$357	$226	$185	$165	$353	$2,457	$3,743

(a)
Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies, and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2014 regarding expected future usage, which is subject to change.

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2014.

At December 31, 2014, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2014, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Primary market risk exposures are associated with commodity prices, investment prices and interest rates. Risk management policies are used to monitor and assist in mitigating these market risks and derivative instruments are used to manage some of the exposures related to commodity prices. Refer to Notes 1(h) and 15 for further discussion of derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Established policies and procedures mitigate risks associated with these market fluctuations, including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Exposure to commodity price risks in the utility businesses is also significantly mitigated by current rate-making structures in place for recovery of fuel-related costs as well as the cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. Under this cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of December 31, 2014 for fuel-related costs incurred by WPL during 2014 that fell outside the approved bandwidth for 2014.

In December 2014, the PSCW approved annual forecasted fuel-related costs per MWh of $28.00 based on $386 million of variable fuel-related costs applicable for retail and wholesale customers for WPL’s 2015 test period. The retail portion of the 2015 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2014 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their retail electric margins in 2015 is approximately $6 million. However, if WPL’s return on common equity in 2015 exceeds the most recently authorized return on common equity, the commodity risk exposure to WPL’s electric margins in 2015 could increase.

Refer to Note 1(g) for additional details of utility cost recovery mechanisms that significantly reduce commodity risk.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in securities, largely related to securities held by their pension and OPEB plans. Refer to Note 12(a) for details of the securities held by their pension and OPEB plans. Refer to “Critical Accounting Policies and Estimates” for the impact on retirement plan costs of changes in the rate of returns earned by plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates when issuing variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash proceeds outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2014, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $5 million, $0 and $0, respectively.

Refer to Notes 5(b) and 9 for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

New Accounting Pronouncements - Refer to Note 1(p) for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. The following accounting policies and estimates are critical to the business and the understanding of financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Management has discussed these critical accounting policies and estimates with the Audit Committee. Refer to Note 1 for additional discussion of accounting policies and the estimates used in the preparation of the financial statements.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events and loss contingency amounts are recorded for any contingent events that are both probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Note 16 provides discussion of contingencies assessed at December 31, 2014, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities.

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2014 as well as material changes to regulatory assets and regulatory liabilities during 2014.

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

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Long-lived assets within non-regulated operations assessed for impairment indicators in 2014 included the Franklin County wind project for Alliant Energy and a wind site currently expected to be used to develop a future wind project for Alliant Energy and IPL.

Franklin County Wind Project - Alliant Energy completed construction of its 99 MW Franklin County wind project and placed it into service in 2012. In 2012, Alliant Energy performed an impairment test of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The test concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of December 31, 2012, resulting in no impairment. On a quarterly basis, Alliant Energy evaluates for significant changes in the undiscounted cash flows used in the 2012 impairment test, which may indicate a significant decrease in the market value of the Franklin County wind project. No significant decrease in the undiscounted cash flows have been identified, and as a result, an impairment test has not been required since 2012. Future changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment could be required. Primary factors that could have an effect on the future expected cash flows for the project include the price of electricity generated from the project during its useful life, the volume of electricity generated, transmission constraints impacting the project, the expected life of the project, probability of selling the wind project, and changes in anticipated operation and maintenance expenses and capital expenditures, including replacement of key turbine components throughout the life of the project. The expected output of the project is, in part, based on transmission upgrades being completed in the next few years. The expected output of the project could be significantly lower if the transmission upgrades are not completed or if the level of congestion reduction is lower than expected. An impairment of the Franklin County wind project could be triggered in the future if long-term electricity prices stay at current levels or decline, or if the expected output or life of the project is significantly reduced. As of December 31, 2014, the carrying value of the Franklin County wind project was $137 million and was recorded in “Property, plant and equipment, net” on Alliant Energy’s balance sheet. Note 3 provides additional discussion of the Franklin County wind project.

Undeveloped Wind Site - As of December 31, 2014, Alliant Energy and IPL have an undeveloped wind site with capitalized costs of $13 million related to IPL’s wind site capacity in Franklin County, Iowa of up to 400 MW. Alliant Energy and IPL assessed the recoverability of this undeveloped wind site given the long-term period projected until the site is expected to be utilized and concluded no impairment test was required in 2014. Changes in the future use of this undeveloped wind site could result in a future impairment. The future utilization of this undeveloped wind site is dependent on the future demand of wind energy in the region where the wind site is located. Such future wind energy demand is dependent on various factors including future government incentives for wind projects, energy policy and legislation including federal and state renewable energy standards and regulation of carbon emissions, electricity and fossil fuel prices, transmission constraints in the region where the wind site is located and further technological advancements for wind generation. Alliant Energy and IPL currently believe, based on a combination of the various factors, further wind development in the region where the wind site is located will occur. Alliant Energy and IPL could realize an impairment related to this wind site if one or more of these factors are no longer expected to occur, or actions by regulatory agencies with jurisdiction over IPL indicate the costs of the undeveloped wind site would not be approved to be recovered from customers.

Regulated Operations - Long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment in 2014 included IPL’s and WPL’s generating units subject to early retirement.

Generating Units Subject to Early Retirement - Due to current and proposed environmental regulations, Alliant Energy, IPL and WPL are evaluating future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining carrying amount of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU. Alliant Energy, IPL and WPL evaluated their EGUs that are subject to early retirement and determined that Edgewater Unit 3 and Nelson

Dewey Units 1 and 2 met the criteria to be considered probable of abandonment as of December 31, 2014. Alliant Energy and WPL concluded that no impairment was required as of December 31, 2014 for Edgewater Unit 3 and Nelson Dewey Units 1 and 2 given that WPL is recovering the remaining net book value of these EGUs over a 10-year period beginning January 1, 2013 pursuant to a PSCW order issued in 2012. Refer to Note 3 for additional details of the EGUs considered probable of abandonment as of December 31, 2014. Refer to “Strategic Overview” for discussion of additional EGUs that may be considered probable of abandonment in future periods, along with the aggregate net book value of such EGUs.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2014, unbilled revenues related to Alliant Energy’s utility operations were $155 million ($70 million at IPL and $85 million at WPL). Note 5(b) provides discussion of IPL’s unbilled revenues as of December 31, 2014 sold to a third party related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsor various defined benefit pension and OPEB plans that provide benefits to a significant portion of their employees. Assumptions and judgments are made periodically to estimate the obligations and costs related to their retirement plans. There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including age, life expectancies and compensation levels), discount rates, assumed rates of return and funding. Changes made to plan provisions may also impact current and future benefits costs. Judgments and assumptions are supported by historical data and reasonable projections and are reviewed at least annually. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2014	Impact on 2015 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2014	Impact on 2015 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$176	$12	$23	$2
1% change in expected rate of return	N/A	10	N/A	1
IPL
1% change in discount rate	81	5	9	1
1% change in expected rate of return	N/A	5	N/A	1
WPL
1% change in discount rate	78	6	9	1
1% change in expected rate of return	N/A	4	N/A	—

Note 12(a) provides additional details of pension and OPEB plans.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2014 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs, and costs related to retirement or removal of depreciable property could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 1(c) for further discussion of regulatory accounting for taxes. Refer to Note 11 for details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2014, 2013 and 2012.

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards have been generated. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations. Refer to Note 11 for further discussion of federal tax credit carryforwards, and federal and state net operating loss carryforwards.

Other Future Considerations - In addition to items discussed earlier in MDA, the Notes in Item 8 and “Risk Factors” in Item 1A, the following items could impact future financial condition or results of operations:

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

Attachment “O” Rates - The annual transmission service rates that ITC or ATC charge their customers are calculated each calendar year using a FERC-approved cost of service formula rate referred to as Attachment “O.” Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. In March 2014, FERC issued an order accepting revised protocols to MISO’s Attachment “O” protocols, which included changes to formalize the process for relevant parties to request information from transmission owners and file disputes related to formula rates, as well as establish timelines for such processes.

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

2015 Rates Charged by ATC to WPL - In September 2014, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2015 for electric transmission services. The proposed rate was based on ATC’s estimated net revenue requirement for 2015 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2013 and amounts that ATC estimated to be over-recovered in 2014. The 2015 Attachment “O” rate is approximately 3% higher than the rate ATC charged its customers in 2014.

Escrow Accounting at WPL - Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to SSR costs expected to be incurred. Due to a recent revision in MISO’s method to allocate SSR costs, WPL no longer expects to incur such SSR costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 and 2016 will be recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment WPL received as part of its approved retail electric rate case. Alliant and WPL currently expect an increase in electric transmission service expense in 2015 compared to 2014 as a result of WPL’s escrow treatment of electric transmission service expense.

2015 Electric Transmission Service Expense - Alliant Energy, IPL and WPL currently estimate their total electric transmission service expense in 2015 will be higher than the comparable expense in 2014 by approximately $45 million, $15 million and $30 million, respectively, as a result of the items discussed above.

MISO Transmission Owner Return on Equity Complaint - In 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 9.15%, and institute a regulatory capital structure not to exceed 50% of common equity, among other items. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. ITC’s and ATC’s current authorized regulatory capital structure for common equity is 60% and 50%, respectively.

In October 2014, FERC issued an order on the complaint against the MISO transmission owners, established hearing and settlement procedures on the return on equity component of the complaint, and established a refund period back to November 12, 2013. FERC also denied the request to limit the regulatory capital structure to 50% of common equity, among other items. Settlement discussions between the parties were held and no agreement was reached. The complaint is now subject to hearing procedures and an initial decision from FERC on the complaint is currently expected in late 2015. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact the October 2014 FERC order, subsequent hearing procedures and a new methodology FERC established for determining the return on equity may have on the returns authorized by FERC for MISO transmission owners, including ITC and ATC.

Any change to ITC’s and ATC’s return on equity would impact the calculation of their respective Attachment “O” rates, resulting in changes to electric transmission service costs billed by ITC and ATC to their customers. Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. Pursuant to the July 2014 PSCW order related to WPL’s Wisconsin retail electric and gas rate case (2015/2016 Test Period), WPL received escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 and 2016. Based on these transmission cost recovery mechanisms, IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC due to this complaint will have a material impact on their financial condition and results of operations.

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

MISO Transmission Owners’ Request for Equity Adder - In January 2015, FERC issued an order accepting a request from a group of MISO transmission owners, including ITC and ATC, to implement a 50 basis point incentive adder to their return on equity based on participation in MISO. The implementation of the adder is effective January 2015, subject to certain conditions. Alliant Energy, IPL and WPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC regarding the MISO transmission owner return on equity complaint discussed above.

ITC Request for Equity Adder - In January 2015, ITC requested approval from FERC to implement a 100 basis point incentive adder to their return on equity for being an independent transmission company. The implementation of the adder was requested to be effective April 1, 2015, subject to certain conditions. Alliant Energy and IPL are currently unable to determine the exact timing and nature of any subsequent FERC action related to this matter or any resulting changes to future electric transmission service charges.

ITC’s Attachment “FF” Tariff - In 2012, IPL filed a complaint with FERC regarding ITC’s Attachment “FF” tariff. ITC’s Attachment “FF” tariff determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. In the complaint, IPL alleged that its customers have made material incremental payments under ITC’s Attachment “FF” tariff without obtaining equal benefits, as compared to costs that would have been charged under MISO’s Attachment “FF” tariff applicable in the majority of the MISO pricing zones. In July 2013, FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff to conform to the MISO Attachment “FF” tariff. In August 2013, MISO submitted a filing with these tariff revisions, which became effective as of the date of the July 2013 order. Also in August 2013, ITC filed a request for rehearing and/or clarification, and IPL filed a request for clarification. In February 2014, FERC issued an order that denied ITC’s request for rehearing, responded to the requests for clarification, accepted MISO’s tariff revisions and substantially affirmed its July 2013 order. In March 2014, another utility filed a request for rehearing with FERC on the February 2014 order. It is uncertain how or when future FERC action, if any, could change the results of the February 2014 order or the future amount of electric transmission service charges billed by ITC to IPL and WPL. The revised Attachment “FF” tariff is expected to reduce the amount of transmission network upgrade costs billed by ITC to IPL compared to what would have been billed under ITC’s prior Attachment “FF” tariff. Alliant Energy and IPL currently expect to pass on the Iowa retail portion of any changes in electric transmission service costs billed by ITC to IPL from the revision in ITC’s Attachment “FF” tariff to IPL’s retail electric customers in Iowa through the transmission cost recovery rider.

Sales Trends -
Jo-Carroll - In March 2014, Jo-Carroll provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll represented 3% of IPL’s total electric sales in 2014.

WPPI Energy - In November 2014, WPPI Energy provided notice of termination of its wholesale power supply agreement with WPL effective May 31, 2017. Sales to WPPI Energy represented 8% of WPL’s total electric sales in 2014.

Great Lakes Utilities - In October 2014, Great Lakes Utilities provided notice of termination of its wholesale power supply agreement with WPL effective December 31, 2017. Sales to Great Lakes Utilities represented approximately 2% of WPL’s total electric sales in 2014.

Retirement Plan Costs - Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs related to their defined benefit pension and OPEB plans are currently expected to be higher in 2015 compared to 2014 by approximately $21 million, $11 million and $10 million, respectively. The increase in net periodic benefit costs is primarily due to the use of lower discount rates and a change in life expectancy assumptions as of December 31, 2014. Approximately 30% to 40% of net periodic benefit costs are allocated to capital projects each year. As a result, the increase in net periodic benefit costs is not expected to result in a comparable increase in other operation and maintenance expenses. Refer to Note 12(a) for additional details of defined benefit pension and OPEB plans.

Performance-based Compensation Plans - Alliant Energy’s total compensation package includes a performance-based compensation program, which provides substantially all of its non-bargaining employees an opportunity to receive annual cash payments based on the achievement of specific short-term annual operational and financial performance measures. In addition, the total compensation program for certain key employees includes long-term awards issued under equity-based compensation plans. In 2014, Alliant Energy, IPL and WPL incurred $42 million, $24 million and $17 million, respectively, of performance-based compensation expense. Refer to Note 12(b) for details of the equity-based compensation plans. Alliant Energy, IPL and WPL are currently unable to determine what impacts these performance-based compensation plans will have on their future financial condition or results of operations.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2014, Alliant Energy’s internal control over financial reporting was effective.

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

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company’s financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2015

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,713.6	$2,689.0	$2,589.3
Gas	517.5	464.8	396.3
Other	66.1	71.3	56.7
Non-regulated	53.1	51.7	52.2
Total operating revenues	3,350.3	3,276.8	3,094.5
Operating expenses:
Utility:
Electric production fuel and energy purchases	852.1	725.0	712.3
Purchased electric capacity	25.1	216.8	271.5
Electric transmission service	447.5	418.3	341.3
Cost of gas sold	327.8	276.7	217.2
Other operation and maintenance	658.3	620.7	590.0
Non-regulated operation and maintenance	6.7	14.9	11.9
Depreciation and amortization	388.1	370.9	332.4
Taxes other than income taxes	101.1	99.6	98.2
Total operating expenses	2,806.7	2,742.9	2,574.8
Operating income	543.6	533.9	519.7
Interest expense and other:
Interest expense	180.6	172.8	156.7
Equity income from unconsolidated investments, net	(40.4)	(43.7)	(41.3)
Allowance for funds used during construction	(34.8)	(30.8)	(21.9)
Interest income and other	(1.8)	(0.4)	(4.0)
Total interest expense and other	103.6	97.9	89.5
Income from continuing operations before income taxes	440.0	436.0	430.2
Income taxes	44.3	53.9	89.4
Income from continuing operations, net of tax	395.7	382.1	340.8
Loss from discontinued operations, net of tax	(2.4)	(5.9)	(5.1)
Net income	393.3	376.2	335.7
Preferred dividend requirements of subsidiaries	10.2	17.9	15.9
Net income attributable to Alliant Energy common shareowners	$383.1	$358.3	$319.8
Weighted average number of common shares outstanding (basic and diluted)	110.8	110.8	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.48	$3.29	$2.93
Loss from discontinued operations, net of tax	(0.02)	(0.06)	(0.04)
Net income	$3.46	$3.23	$2.89
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$385.5	$364.2	$324.9
Loss from discontinued operations, net of tax	(2.4)	(5.9)	(5.1)
Net income attributable to Alliant Energy common shareowners	$383.1	$358.3	$319.8
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$56.9	$9.8
Accounts receivable, less allowance for doubtful accounts	427.3	473.3
Production fuel, at weighted average cost	83.8	103.6
Materials and supplies, at weighted average cost	72.9	69.6
Gas stored underground, at weighted average cost	67.1	38.6
Regulatory assets	68.1	53.9
Deferred income tax assets	150.1	136.7
Other	116.9	125.7
Total current assets	1,043.1	1,011.2
Property, plant and equipment, net	8,938.4	8,326.5
Investments:
Investment in American Transmission Company LLC	286.5	272.1
Other	58.4	57.5
Total investments	344.9	329.6
Other assets:
Regulatory assets	1,715.6	1,359.3
Deferred charges and other	43.9	85.8
Total other assets	1,759.5	1,445.1
Total assets	$12,085.9	$11,112.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2014	2013
	(in millions, except per share and share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$183.0	$358.5
Commercial paper	141.3	279.4
Accounts payable	427.9	365.0
Regulatory liabilities	200.1	196.6
Other	262.4	233.8
Total current liabilities	1,214.7	1,433.3
Long-term debt, net (excluding current portion)	3,606.7	2,977.8
Other liabilities:
Deferred income tax liabilities	2,321.1	2,112.7
Regulatory liabilities	621.1	624.9
Pension and other benefit obligations	421.7	206.6
Other	260.1	273.9
Total other liabilities	3,624.0	3,218.1
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,935,680 and 110,943,669 shares outstanding	1.1	1.1
Additional paid-in capital	1,509.1	1,507.8
Retained earnings	1,938.0	1,780.7
Accumulated other comprehensive loss	(0.6)	(0.2)
Shares in deferred compensation trust - 238,935 and 227,469 shares at a weighted average cost of $37.45 and $35.25 per share	(8.9)	(8.0)
Total Alliant Energy Corporation common equity	3,438.7	3,281.4
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	1.8	1.8
Total equity	3,640.5	3,483.2
Total liabilities and equity	$12,085.9	$11,112.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$393.3	$376.2	$335.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	388.1	370.9	332.9
Other amortizations	54.2	40.2	55.0
Deferred taxes and investment tax credits	55.2	108.3	143.3
Equity income from unconsolidated investments, net	(40.4)	(43.7)	(41.3)
Distributions from equity method investments	36.4	35.4	34.2
Equity component of allowance for funds used during construction	(23.1)	(20.3)	(14.1)
Other	2.0	(3.7)	0.7
Other changes in assets and liabilities:
Accounts receivable	48.7	(49.2)	61.3
Sales of accounts receivable	(7.0)	(101.0)	(10.0)
Regulatory assets	(439.8)	140.5	(178.1)
Regulatory liabilities	10.8	(90.8)	16.4
Deferred income taxes	138.4	101.9	69.7
Pension and other benefit obligations	215.1	(157.4)	51.3
Other	59.7	23.7	(15.9)
Net cash flows from operating activities	891.6	731.0	841.1
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business - purchase of Riverside Energy Center	—	—	(403.5)
Utility business - other	(838.9)	(731.6)	(622.0)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(63.9)	(66.7)	(132.6)
Proceeds from Franklin County wind project cash grant	—	62.4	—
Other	(14.9)	(18.8)	2.6
Net cash flows used for investing activities	(917.7)	(754.7)	(1,155.5)
Cash flows from financing activities:
Common stock dividends	(225.8)	(208.3)	(199.3)
Preferred dividends paid by subsidiaries	(10.2)	(11.4)	(15.9)
Payments to redeem cumulative preferred stock of IPL and WPL	—	(211.0)	—
Proceeds from issuance of cumulative preferred stock of IPL	—	200.0	—
Proceeds from issuance of long-term debt	812.9	250.0	385.0
Payments to retire long-term debt	(358.5)	(1.5)	(1.4)
Net change in commercial paper	(138.1)	11.9	164.7
Other	(7.1)	(17.4)	(8.9)
Net cash flows from financing activities	73.2	12.3	324.2
Net increase (decrease) in cash and cash equivalents	47.1	(11.4)	9.8
Cash and cash equivalents at beginning of period	9.8	21.2	11.4
Cash and cash equivalents at end of period	$56.9	$9.8	$21.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($180.8)	($171.7)	($155.2)
Income taxes, net	$5.3	$9.6	$20.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$160.3	$103.8	$105.3
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2012:
Beginning balance	$1.1	$1,510.8	$1,510.2	($0.8)	($8.3)	$3,013.0
Net income attributable to Alliant Energy common shareowners			319.8			319.8
Common stock dividends ($1.80 per share)			(199.3)			(199.3)
Other		0.4			1.0	1.4
Ending balance	1.1	1,511.2	1,630.7	(0.8)	(7.3)	3,134.9
2013:
Net income attributable to Alliant Energy common shareowners			358.3			358.3
Common stock dividends ($1.88 per share)			(208.3)			(208.3)
Preferred stock issuance costs		(5.4)				(5.4)
Other		2.0			(0.7)	1.3
Other comprehensive income, net of tax				0.6		0.6
Ending balance	1.1	1,507.8	1,780.7	(0.2)	(8.0)	3,281.4
2014:
Net income attributable to Alliant Energy common shareowners			383.1			383.1
Common stock dividends ($2.04 per share)			(225.8)			(225.8)
Other		1.3			(0.9)	0.4
Other comprehensive loss, net of tax				(0.4)		(0.4)
Ending balance	$1.1	$1,509.1	$1,938.0	($0.6)	($8.9)	$3,438.7

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management concluded that, as of December 31, 2014, IPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2015

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Operating revenues:
Electric utility	$1,493.3	$1,491.8	$1,371.1
Gas utility	296.5	273.9	226.7
Steam and other	58.3	53.1	52.5
Total operating revenues	1,848.1	1,818.8	1,650.3
Operating expenses:
Electric production fuel and energy purchases	472.3	382.1	344.5
Purchased electric capacity	25.0	155.2	153.7
Electric transmission service	323.4	301.4	235.0
Cost of gas sold	185.5	160.3	124.9
Other operation and maintenance	381.1	362.3	350.0
Depreciation and amortization	197.5	191.1	188.9
Taxes other than income taxes	54.1	54.4	53.0
Total operating expenses	1,638.9	1,606.8	1,450.0
Operating income	209.2	212.0	200.3
Interest expense and other:
Interest expense	89.9	81.3	78.5
Allowance for funds used during construction	(25.9)	(21.0)	(8.4)
Interest income and other	2.3	(0.3)	(0.2)
Total interest expense and other	66.3	60.0	69.9
Income before income taxes	142.9	152.0	130.4
Income tax benefit	(51.7)	(37.9)	(19.8)
Net income	194.6	189.9	150.2
Preferred dividend requirements	10.2	16.3	12.6
Earnings available for common stock	$184.4	$173.6	$137.6
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5.3	$4.4
Accounts receivable, less allowance for doubtful accounts	216.7	246.9
Production fuel, at weighted average cost	52.7	75.6
Materials and supplies, at weighted average cost	42.0	39.4
Gas stored underground, at weighted average cost	30.8	18.9
Regulatory assets	38.7	28.5
Deferred income tax assets	104.9	87.7
Other	65.0	34.5
Total current assets	556.1	535.9
Property, plant and equipment, net	4,554.7	4,136.8
Investments	19.1	18.6
Other assets:
Regulatory assets	1,319.2	1,085.0
Deferred charges and other	12.7	29.7
Total other assets	1,331.9	1,114.7
Total assets	$6,461.8	$5,806.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2014	2013
	(in millions, except per share and share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$150.0	$38.4
Accounts payable	259.6	187.1
Accounts payable to associated companies	31.3	29.1
Regulatory liabilities	129.7	143.8
Accrued taxes	45.3	51.1
Other	90.0	74.8
Total current liabilities	705.9	524.3
Long-term debt, net (excluding current portion)	1,618.7	1,520.0
Other liabilities:
Deferred income tax liabilities	1,341.4	1,193.0
Regulatory liabilities	453.8	471.1
Pension and other benefit obligations	142.4	48.6
Other	185.5	169.3
Total other liabilities	2,123.1	1,882.0
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,242.8	1,152.8
Retained earnings	537.9	493.5
Total Interstate Power and Light Company common equity	1,814.1	1,679.7
Cumulative preferred stock	200.0	200.0
Total equity	2,014.1	1,879.7
Total liabilities and equity	$6,461.8	$5,806.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$194.6	$189.9	$150.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	197.5	191.1	188.9
Deferred tax expense (benefit) and investment tax credits	(9.7)	4.2	19.3
Equity component of allowance for funds used during construction	(17.1)	(13.8)	(5.2)
Other	11.3	(0.7)	10.6
Other changes in assets and liabilities:
Accounts receivable	43.3	(55.9)	(0.7)
Sales of accounts receivable	(7.0)	(101.0)	(10.0)
Regulatory assets	(272.9)	71.4	(129.0)
Regulatory liabilities	(18.9)	(82.3)	(12.1)
Deferred income taxes	140.4	92.4	64.6
Pension and other benefit obligations	93.8	(74.3)	21.0
Other	50.8	11.6	(6.6)
Net cash flows from operating activities	406.1	232.6	291.0
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(526.0)	(400.2)	(307.5)
Other	(26.7)	(23.1)	(23.7)
Net cash flows used for investing activities	(552.7)	(423.3)	(331.2)
Cash flows from financing activities:
Common stock dividends	(140.0)	(128.1)	(122.9)
Preferred stock dividends	(10.2)	(10.8)	(12.6)
Capital contributions from parent	90.0	120.0	110.0
Payments to redeem cumulative preferred stock	—	(150.0)	—
Proceeds from issuance of cumulative preferred stock	—	200.0	—
Proceeds from issuance of long-term debt	250.0	250.0	—
Payments to retire long-term debt	(38.4)	—	—
Net change in commercial paper	—	(76.3)	69.2
Other	(3.9)	(14.2)	(1.1)
Net cash flows from financing activities	147.5	190.6	42.6
Net increase (decrease) in cash and cash equivalents	0.9	(0.1)	2.4
Cash and cash equivalents at beginning of period	4.4	4.5	2.1
Cash and cash equivalents at end of period	$5.3	$4.4	$4.5
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($89.8)	($80.7)	($78.3)
Income taxes, net	$20.1	$0.1	($3.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$113.2	$58.1	$53.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2012:
Beginning balance	$33.4	$927.7	$433.3	$1,394.4
Earnings available for common stock			137.6	137.6
Common stock dividends			(122.9)	(122.9)
Capital contribution from parent		110.0		110.0
Other		0.1		0.1
Ending balance	33.4	1,037.8	448.0	1,519.2
2013:
Earnings available for common stock			173.6	173.6
Common stock dividends			(128.1)	(128.1)
Capital contribution from parent		120.0		120.0
Preferred stock issuance costs		(5.4)		(5.4)
Other		0.4		0.4
Ending balance	33.4	1,152.8	493.5	1,679.7
2014:
Earnings available for common stock			184.4	184.4
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		90.0		90.0
Ending balance	$33.4	$1,242.8	$537.9	$1,814.1

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management concluded that, as of December 31, 2014, WPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowner of
Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2015

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Operating revenues:
Electric utility	$1,220.3	$1,197.2	$1,218.2
Gas utility	221.0	190.9	169.6
Other	7.8	18.2	4.2
Total operating revenues	1,449.1	1,406.3	1,392.0
Operating expenses:
Electric production fuel and energy purchases	379.8	342.9	367.8
Purchased electric capacity	0.1	61.6	117.8
Electric transmission service	124.1	116.9	106.3
Cost of gas sold	142.3	116.4	92.3
Other operation and maintenance	277.2	258.4	240.0
Depreciation and amortization	181.2	172.2	140.9
Taxes other than income taxes	43.4	41.8	42.1
Total operating expenses	1,148.1	1,110.2	1,107.2
Operating income	301.0	296.1	284.8
Interest expense and other:
Interest expense	86.4	85.0	80.2
Equity income from unconsolidated investments	(42.8)	(43.7)	(42.1)
Allowance for funds used during construction	(8.9)	(9.8)	(13.5)
Interest income and other	(0.1)	(0.1)	(0.1)
Total interest expense and other	34.6	31.4	24.5
Income before income taxes	266.4	264.7	260.3
Income taxes	85.6	87.2	94.6
Net income	180.8	177.5	165.7
Net income attributable to noncontrolling interest	0.7	—	—
Preferred dividend requirements	—	1.6	3.3
Earnings available for common stock	$180.1	$175.9	$162.4

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$46.7	$0.5
Accounts receivable, less allowance for doubtful accounts	185.8	198.4
Production fuel, at weighted average cost	31.1	28.0
Materials and supplies, at weighted average cost	29.2	28.9
Gas stored underground, at weighted average cost	36.3	19.7
Regulatory assets	29.4	25.4
Prepaid gross receipts tax	38.0	40.8
Deferred income tax assets	37.5	43.3
Other	23.2	17.6
Total current assets	457.2	402.6
Property, plant and equipment, net	3,938.9	3,781.6
Investments:
Investment in American Transmission Company LLC	286.5	272.1
Other	19.5	19.5
Total investments	306.0	291.6
Other assets:
Regulatory assets	396.4	274.3
Deferred charges and other	29.7	54.3
Total other assets	426.1	328.6
Total assets	$5,128.2	$4,804.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2014	2013
	(in millions, except per share and share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$30.6	$8.5
Commercial paper	—	183.7
Accounts payable	112.9	120.0
Accounts payable to associated companies	25.5	26.0
Regulatory liabilities	70.4	52.8
Accrued interest	24.3	22.2
Other	46.6	38.3
Total current liabilities	310.3	451.5
Long-term debt, net (excluding current portion)	1,543.3	1,323.6
Other liabilities:
Deferred income tax liabilities	970.0	897.1
Regulatory liabilities	167.3	153.8
Capital lease obligations - Sheboygan Falls Energy Facility	89.4	94.5
Pension and other benefit obligations	180.4	88.4
Other	155.2	153.1
Total other liabilities	1,562.3	1,386.9
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	678.6	617.2
Total Wisconsin Power and Light Company common equity	1,703.8	1,642.4
Noncontrolling interest	8.5	—
Total equity	1,712.3	1,642.4
Total liabilities and equity	$5,128.2	$4,804.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$180.8	$177.5	$165.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	181.2	172.2	140.9
Other amortizations	47.3	29.5	43.7
Deferred taxes and investment tax credits	80.7	86.5	88.6
Equity income from unconsolidated investments	(42.8)	(43.7)	(42.1)
Distributions from equity method investments	36.4	35.4	34.2
Equity component of allowance for funds used during construction	(6.0)	(6.5)	(8.9)
Other	(1.2)	(0.2)	(2.9)
Other changes in assets and liabilities:
Regulatory assets	(166.9)	69.1	(49.1)
Regulatory liabilities	29.7	(8.5)	28.5
Accrued taxes	0.1	(26.9)	19.2
Pension and other benefit obligations	92.0	(71.3)	31.7
Other	(6.9)	10.2	(22.1)
Net cash flows from operating activities	424.4	423.3	427.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Purchase of Riverside Energy Center	—	—	(403.5)
Other	(312.9)	(331.4)	(314.5)
Other	(7.2)	(4.5)	7.8
Net cash flows used for investing activities	(320.1)	(335.9)	(710.2)
Cash flows from (used for) financing activities:
Common stock dividends	(118.7)	(116.3)	(112.0)
Preferred stock dividends	—	(0.6)	(3.3)
Capital contributions from parent	—	—	90.0
Payments to redeem cumulative preferred stock	—	(61.0)	—
Proceeds from issuance of long-term debt	250.0	—	250.0
Net change in commercial paper	(183.7)	97.1	60.9
Other	(5.7)	(6.8)	(4.8)
Net cash flows from (used for) financing activities	(58.1)	(87.6)	280.8
Net increase (decrease) in cash and cash equivalents	46.2	(0.2)	(2.0)
Cash and cash equivalents at beginning of period	0.5	0.7	2.7
Cash and cash equivalents at end of period	$46.7	$0.5	$0.7
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($84.6)	($85.0)	($79.5)
Income taxes, net	($12.2)	($22.9)	$3.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$38.4	$37.7	$39.5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
	(in millions)
2012:
Beginning balance	$66.2	$869.0	$507.2	$—	$1,442.4
Earnings available for common stock			162.4		162.4
Common stock dividends			(112.0)		(112.0)
Capital contribution from parent		90.0			90.0
Other		0.2			0.2
Ending balance	66.2	959.2	557.6	—	1,583.0
2013:
Earnings available for common stock			175.9		175.9
Common stock dividends			(116.3)		(116.3)
Other		(0.2)			(0.2)
Ending balance	66.2	959.0	617.2	—	1,642.4
2014:
Net income			180.1	0.7	180.8
Common stock dividends			(118.7)		(118.7)
Contributions from noncontrolling interest				8.6	8.6
Distributions to noncontrolling interest				(0.8)	(0.8)
Ending balance	$66.2	$959.0	$678.6	$8.5	$1,712.3

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General -
Description of Business - Alliant Energy’s financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary wholly-owned subsidiaries are IPL, WPL, Resources and Corporate Services.

IPL’s financial statements include the accounts of IPL and its consolidated subsidiary, IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. IPL’s service territories are located in Iowa and southern Minnesota. Refer to Note 3 for discussion of IPL’s anticipated sales of its Minnesota electric and natural gas distribution assets.

WPL’s financial statements include the accounts of WPL and its consolidated subsidiary, WPL Transco, which holds Alliant Energy’s investment in ATC. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas. WPL’s service territories are located in southern and central Wisconsin.

Resources is comprised of Transportation, Non-regulated Generation, ATI and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Non-regulated Generation owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation owns the non-regulated 99 MW Franklin County wind project located in Franklin County, Iowa. Refer to Note 6(a) for discussion of ATI, a wholly-owned subsidiary of Resources, which holds a partial interest in WPL Transco. Refer to Note 19 for discussion of Alliant Energy’s RMT business, which was sold in 2013.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly-owned utility EGUs. Unconsolidated investments, which Alliant Energy and WPL do not control, but do have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Refer to Notes 1(n) and 6(a) for further discussion of VIEs and equity method investments, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The financial statements are prepared in conformity with GAAP, which give recognition to the rate-making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. The balance sheets presentation changed from a utility format to a traditional format. This change revised the order of certain balance sheet line items and did not result in any changes in classification of amounts between line items. Unless otherwise noted, the notes herein exclude discontinued operations for all periods presented, and assets and liabilities held for sale as of December 31, 2014.

Use of Estimates - The preparation of the financial statements requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Amounts deferred as regulatory assets or accrued as regulatory liabilities are generally recognized in the income statements at the time they are reflected in rates. Refer to Note 2 for additional discussion of regulatory assets and regulatory liabilities.

(c) Income Taxes - The liability method of accounting is followed for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred income taxes are recorded using currently enacted tax rates and estimates of state apportionment rates. Changes in deferred income tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead recorded to regulatory assets or regulatory liabilities until these temporary differences reverse. Refer to Note 2 for further discussion of regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred tax expense on all temporary differences since 1991.

Investment tax credits are deferred and amortized to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed.

The alternative transition method has been elected to calculate the beginning pool of excess tax benefits available to absorb any tax deficiencies associated with recognition of share-based payment awards.

Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries. In addition, a combined return including Alliant Energy and all of its subsidiaries is filed in Wisconsin. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa. Under the terms of a tax sharing agreement between Alliant Energy and its subsidiaries, IPL and WPL calculate state income tax using consolidated apportionment rates applied to separate company taxable income.

(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

(e) Property, Plant and Equipment -
Utility Plant -
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

	IPL			WPL
	2014	2013	2012	2014	2013 (a)	2012
Electric - generation	3.6%	3.6%	3.7%	3.2%	3.3%	3.2%
Electric - distribution	2.5%	2.5%	2.5%	2.7%	2.7%	2.9%
Gas	3.3%	3.4%	3.4%	2.5%	2.5%	2.6%
Other	4.2%	4.4%	4.5%	6.0%	5.1%	5.3%

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

	2014	2013	2012
IPL (FERC formula - Marshalltown CWIP) (a)	8.0%	—%	—%
IPL (FERC formula - other CWIP)	7.8%	8.2%	8.2%
WPL (PSCW formula - retail jurisdiction)	8.2%	8.2%	8.8%
WPL (FERC formula - wholesale jurisdiction)	4.1%	4.5%	7.9%

(a)
In 2013, the IUB issued an order establishing rate-making principles for Marshalltown that requires a 10.3% return on common equity for the calculation of AFUDC related to the construction of such facility.

In accordance with their most recent rate orders, IPL applies its AFUDC recovery rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC recovery rates to 50% of applicable CWIP balances. WPL may apply its AFUDC recovery rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after their most recent rate order.

Non-utility Property -
General - Non-utility property is recorded at the original cost of acquisition or construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Upon retirement or sale of non-utility property, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income statements.

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

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO. IPL’s and WPL’s customers and generating resources are located in the MISO region. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO for each hour of each day. The net supply to MISO is recorded in “Electric utility operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and energy purchases” in the income statements. IPL and WPL also engage in transactions in PJM’s bid/offer-based wholesale energy market, which are accounted for similar to the MISO transactions.

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

Revenue Recognition - Refer to Note 1(p) for discussion of a new accounting standard recently issued by FASB, which provides principles for recognizing revenue.

(g) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Energy Purchases (Fuel-related Costs) - Fuel-related costs are incurred each period to generate and purchase electricity to meet the demand of IPL’s and WPL’s electric customers. These fuel-related costs include the cost of fossil fuels (primarily coal and natural gas) used during each period to produce electricity at their EGUs, electricity purchased each period from wholesale energy markets (primarily MISO) and under PPAs, costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their EGUs and costs for chemicals utilized to control emissions from their EGUs. These fuel-related costs are recorded in “Electric production fuel and energy purchases” in the income statements.

IPL Retail - The cost recovery mechanisms applicable for IPL’s retail electric customers provide for subsequent adjustments to their electric rates each month for changes in fuel-related costs. Fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction also currently allow IPL to recover prudently incurred costs for emission allowances required to comply with EPA regulations, including the Acid Rain program and CAIR, through the fuel adjustment clause. Changes in the under-/over-collection of these costs each period are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. The fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction currently do not contain a provision for recovery of emission controls chemical costs to flow through the fuel adjustment clause. The fuel adjustment clause rules applicable to IPL’s Minnesota retail jurisdiction currently do not contain a provision for recovery of emission allowance costs or emission controls chemical costs through the fuel adjustment clause.

Effective February 22, 2014, IPL began recovering the Iowa retail portion of the DAEC PPA costs from its Iowa retail electric customers through the fuel adjustment clause pursuant to a January 2013 IUB order. This PPA does not contain minimum payments for electric generating capacity.

WPL Retail - The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. However, if WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Deferred amounts for fuel-related costs outside the approved fuel monitoring ranges are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and WPL’s income statements each period. The cumulative effects of these deferred amounts are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers. WPL’s retail fuel-related costs include costs for emission allowances and emission controls chemicals.

IPL and WPL Wholesale - The cost recovery mechanisms applicable for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in fuel-related costs. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and energy purchases” in the income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the balance sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances and emission controls chemicals are excluded from the fuel-related cost recovery mechanisms and are recovered from their wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Purchased Electric Capacity - PPAs help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Purchased electric capacity” in the income statements. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Electric Transmission Service - Costs incurred for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are charged each period to “Electric transmission service” in the income statements.

IPL Retail - Electric transmission service expense is recovered from IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

WPL Retail - Electric transmission service expense is recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings.

Pursuant to the escrow accounting treatment WPL received as part of its approved retail electric rate case (2015/2016 Test Period) in July 2014 from the PSCW, the difference between actual electric transmission service expense incurred and the amount of electric transmission service costs collected from customers as electric revenues in 2015 and 2016 will be recognized in “Electric transmission service” in Alliant Energy’s and WPL’s income statements each period. An offsetting amount will be recorded in “Regulatory assets” or “Regulatory liabilities” on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers.

IPL and WPL Wholesale - IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. Electric transmission service expense is allocated to and recovered from these customers based on a load ratio share computation.

Cost of Gas Sold - Costs are incurred for the purchase, transportation and storage of natural gas to serve IPL’s and WPL’s gas customers and the costs associated with the natural gas delivered to customers during each period are charged to “Cost of gas sold” in the income statements. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates each month for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the balance sheets until they are reflected in future billings to customers.

Energy Efficiency Costs - Costs are incurred to fund energy efficiency programs and initiatives that help customers reduce their energy usage. The costs incurred for these programs and initiatives are charged to “Utility - Other operation and maintenance” in the income statements each period. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers in Iowa through an additional tariff called an EECR factor. EECR factors are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliations of any under-/over-collection of energy efficiency costs from prior periods are also addressed in WPL’s periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs each period for IPL and WPL are recognized in “Utility - Other operation and maintenance” in the income statements. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the balance sheets until they are reflected in future billings to customers.

Refer to Note 2 for additional information regarding these utility cost recovery mechanisms.

(h) Financial Instruments - Financial instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the balance sheets. At the end of each reporting period, derivative instruments representing unrealized gain positions are reported as derivative assets, and derivative instruments representing unrealized loss positions are reported as derivative liabilities. Certain commodity purchase and sales contracts qualify for and have been designated under the normal purchase and sale exception. Based on this designation, such contracts are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on IPL’s and WPL’s derivative instruments. Refer to Notes 14, 15 and 16(f) for further discussion of derivatives and related credit risk.

(i) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment. Refer to Note 3 for discussion of adjustments made by Alliant Energy and IPL in 2013 to the carrying value of IPL’s Whispering Willow - East wind project, based on the MPUC approving full cost recovery of the Minnesota retail portion of the wind project construction costs in 2013.

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

Unconsolidated Equity Investments - If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable and the decline in value is other than temporary, potential impairment is assessed. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value. Refer to Note 6(a) for additional discussion of investments accounted for under the equity method of accounting.

(j) Emission Allowances - Emission allowances are granted by the EPA at zero cost and permit the holder of the allowances to emit certain gaseous by-products of fossil fuel combustion, including SO2 and NOx. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used. Emission allowances allocated or acquired are held primarily for consumption.

Amortization of emission allowances recorded in “Electric production fuel and energy purchases” in the income statements in 2014, 2013 and 2012 was not material, and is based upon a weighted average cost for each EPA compliance program category of vintage year utilized during the reporting period. As of December 31, 2014, future estimated amortization expense for emission allowances was not material for 2015 through 2019.

Cash inflows and outflows related to sales and purchases of emission allowances are presented in investing activities in the cash flows statements. Refer to Note 2 for information regarding regulatory assets related to emission allowances.

(k) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement costs of an asset is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. The fair value of AROs is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.

Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period that IPL’s customer rates are increased to recover the ARO expenditures. Effective January 1, 2013, WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates included in the most recent depreciation study approved by the PSCW in its May 2012 order. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-regulated operations are recorded to depreciation and amortization expenses in Alliant Energy’s income statements. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets. Refer to Note 13 for additional discussion of AROs.

(l) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-regulated businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 2 for information on regulatory assets related to IPL’s and WPL’s debt retired early or refinanced.

(m) Allowance for Doubtful Accounts - Allowances for doubtful accounts are recorded for estimated losses resulting from the inability of customers to make required payments. Allowances for doubtful accounts are estimated based on historical write-offs, customer arrears and other economic factors within IPL’s and WPL’s service territories. Refer to Note 5(a) for details of allowance for doubtful accounts.

(n) Variable Interest Entities - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or its equity investors lack any of the following characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. The financial statements did not reflect any VIEs on a consolidated basis.

(o) Cash Flows Presentation - Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its cash flows statements.

(p) New Accounting Pronouncements -
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

Discontinued Operations - In April 2014, FASB issued an accounting standard that changes the criteria for reporting and qualifying for discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operational and financial results. The new standard also requires additional disclosures about discontinued operations and individually significant components of an entity that are disposed of or that are classified as held for sale and do not qualify for discontinued operations. In the fourth quarter of 2014, Alliant Energy, IPL and WPL elected to early adopt the new standard, which is applied prospectively. As of December 31, 2014, IPL’s Minnesota natural gas distribution assets qualified as held for sale. Alliant Energy and IPL evaluated the anticipated sale of these assets and believe it did not represent a strategic shift that has, or will have, a major effect on their operational and financial results. As a result, the operating results of IPL’s Minnesota natural gas distribution assets have not been separately classified and reported as discontinued operations in Alliant Energy’s and IPL’s income statements. Alliant Energy and IPL are currently evaluating the impact of the new standard on IPL’s anticipated sale of its Minnesota electric distribution assets and currently do not expect the anticipated sale of these assets to qualify as discontinued operations under the new standard. Refer to Note 19 for details of IPL’s Minnesota natural gas distribution assets and liabilities classified as held for sale as of December 31, 2014.

(2) REGULATORY MATTERS
Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Tax-related	$955.3	$829.7	$928.0	$798.6	$27.3	$31.1
Pension and OPEB costs	570.2	355.3	287.9	174.2	282.3	181.1
AROs	73.7	65.7	41.4	36.7	32.3	29.0
Derivatives	46.9	21.1	28.0	5.9	18.9	15.2
Commodity cost recovery	31.1	2.0	0.4	0.7	30.7	1.3
Emission allowances	27.4	30.0	27.4	30.0	—	—
Debt redemption costs	16.1	17.9	10.9	12.2	5.2	5.7
Environmental-related costs	16.0	25.0	11.5	21.0	4.5	4.0
Other	47.0	66.5	22.4	34.2	24.6	32.3
	$1,783.7	$1,413.2	$1,357.9	$1,113.5	$425.8	$299.7

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates; however, the respective carrying costs of these assets are not expected to be recovered from customers in future rates. At December 31, 2014, IPL and WPL had $26 million and $10 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of clean air compliance projects and debt redemption costs. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the wholesale portion of under-collected fuel-related costs, which is discussed in Note 1(g), and environmental-related costs. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences include the impacts of qualifying deductions for repairs expenditures and allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. During 2014, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures, allocation of mixed service costs and tax accounting method changes in 2014 for cost of removal expenditures and repair expenditures for electric generation property at IPL. The increase related to the tax accounting method changes was offset by increased regulatory liabilities as discussed below in “IPL’s tax benefit riders.”

Pension and other postretirement benefits costs - The IUB and the PSCW have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of AOCL on the balance sheets, as these amounts are expected to be recovered in future rates. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets on the balance sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs. Regulatory assets are also increased or decreased as a result of the annual defined benefit plan measurement process. During 2014, Alliant Energy’s, IPL’s and WPL’s pension and OPEB costs regulatory assets increased due to an increase in unrecognized net actuarial losses caused by lower discount rates and a change in life expectancy assumptions used in the annual defined benefit plan measurement process as of December 31, 2014 compared to December 31, 2013.

Pension and OPEB costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and OPEB costs determined in accordance with GAAP and are calculated using different methods for the various regulatory jurisdictions in which IPL and WPL operate. The IUB authorized IPL in its 2009 test year Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its test year (2009) and an estimate of costs for its forward-looking post-test year (2010). The PSCW authorized WPL in its Wisconsin retail rate cases for the 2013/2014 and 2015/2016 test periods to recover from its electric and gas retail customers an estimated allocated portion of annual costs equal to the costs expected to be incurred during the respective test year periods. IPL and WPL are authorized to recover from their wholesale customers an allocated portion of actual pension costs incurred each year. In accordance with FERC-approved formula rates, any over- or under-collection of these pension costs each year are refunded to or recovered from customers through subsequent changes to wholesale customer rates. Refer to Note 12(a) for additional details regarding pension and OPEB costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. Refer to Note 13 for additional details of AROs.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s cost recovery mechanisms, and “WPL’s Retail Fuel-related Rate Filing (2014 Test Year)” below for discussion of the increase in Alliant Energy’s and WPL’s commodity cost recovery regulatory assets in 2014.

Emission allowances - IPL entered into forward contracts in 2007 to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future CAIR emission reduction standards. Any SO2 emission allowances acquired under these forward contracts could be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under CSAPR. In 2011, the EPA issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The value of these allowances was nominal, which was significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in 2011 with an offsetting obligation recorded in other liabilities. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers, and therefore, were recorded to regulatory assets in 2011. The current value of these allowances continues to be nominal and significantly below the $34 million contract price for these allowances. Alliant Energy and IPL believe the unamortized balance of this regulatory asset is probable of future recovery.

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

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2014 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable.

Based on the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed emission controls projects. As a result, Alliant Energy and WPL recorded a $5 million increase to regulatory assets, and a $5 million credit to “Utility - Other operation and maintenance” in their income statements in 2012.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Cost of removal obligations	$421.7	$418.9	$279.1	$277.7	$142.6	$141.2
IPL’s tax benefit riders	243.0	265.4	243.0	265.4	—	—
Energy efficiency cost recovery	64.3	52.7	—	9.3	64.3	43.4
IPL’s electric transmission cost recovery	19.4	14.6	19.4	14.6	—	—
Commodity cost recovery	15.4	7.5	15.1	5.5	0.3	2.0
IPL’s electric transmission assets sale	11.3	21.6	11.3	21.6	—	—
Other	46.1	40.8	15.6	20.8	30.5	20.0
	$821.2	$821.5	$583.5	$614.9	$237.7	$206.6

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

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. In 2014, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by ($22) million as follows (in millions):

Electric tax benefit rider credits	($85)
Gas tax benefit rider credits	(12)
Tax accounting method changes	75
($22)

In 2013, the U.S. Department of the Treasury issued tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. The regulations clarified the ability to deduct cost of removal expenditures on partial dispositions of assets. In 2014, the IRS issued implementation guidance related to these tangible property regulations, which allowed companies to file a tax accounting method change to deduct cost of removal expenditures on partial dispositions that were previously capitalized. In 2014, Alliant Energy, IPL and WPL implemented this tax accounting method change, which will result in the inclusion of additional tax deductions on Alliant Energy’s U.S. federal income tax return for the calendar year 2014. In 2013, the IRS also issued guidance that clarified acceptable units of property to be used when assessing whether costs incurred for electric generation projects may be deducted as repair expenditures or if they must be capitalized. After assessing the guidance, Alliant Energy, IPL and WPL decided in 2014 to implement the new units of property by filing a tax accounting method change as part of Alliant Energy’s U.S. federal income tax return for the calendar year 2013. IPL currently anticipates refunding its related current tax benefits from these two tax accounting method changes to its Iowa retail electric and gas customers in the future, and as a result, Alliant Energy and IPL recorded an increase of $75 million to IPL’s tax benefit riders regulatory liabilities and IPL’s tax-related regulatory assets in 2014.

Electric tax benefit rider - The IUB has approved an electric tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail electric customers beginning in 2011 to help offset the impact of rate increases on such customers. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to IPL’s retail electric customers’ bills in Iowa, resulting in no impact to Alliant Energy’s and IPL’s net income from the electric tax benefit rider as follows (in millions):

	2014	2013	2012
Credit to IPL’s Iowa retail electric customers’ bills with reduction to electric revenues	$85	$79	$83
Income tax benefit resulting from decreased taxable income caused by credits	35	33	35
Income tax benefit representing tax benefits realized from electric tax benefit rider	50	46	48

In December 2014, the IUB issued an order authorizing $75 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2015 through the electric tax benefit rider.

In 2013, the IUB authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills in 2013 and 2014 to recognize the revenue requirement impact of the changes in tax accounting methods. The revenue requirement adjustment resulted in increases to electric revenues in Alliant Energy’s and IPL’s income statements and was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider as follows (in millions):

	2014	2013
Revenue requirement adjustment	$15	$24

In December 2014, the IUB authorized IPL to reduce the $75 million of billing credits on customers’ bills by $15 million in 2015 to recognize the revenue requirement impact of the changes in tax accounting methods.

Gas tax benefit rider - The IUB has approved a gas tax benefit rider proposed by IPL, which utilizes approximately $12 million of regulatory liabilities annually to credit bills of Iowa retail gas customers beginning in January 2013 through December 2015 to help offset the impact of rate increases on such customers. Alliant Energy and IPL utilized gas tax benefit rider-related regulatory liabilities to credit IPL’s Iowa retail gas customers’ bills as follows (in millions):

	2014	2013
Credit to IPL’s Iowa retail gas customers’ bills with reduction to gas revenues	$12	$11
Income tax benefit resulting from decreased taxable income caused by credits	5	4
Income tax benefit representing tax benefits realized from gas tax benefit rider	7	7

Refer to Note 11 for additional details regarding IPL’s tax benefit riders.

Energy efficiency cost recovery - WPL and IPL collect revenues from their customers to offset certain expenditures incurred by WPL and IPL for energy efficiency programs, including state mandated programs and Shared Savings programs. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized higher energy efficiency cost recovery amortizations for 2014, which contributed to the increase in Alliant Energy’s and WPL’s “Energy efficiency cost recovery” regulatory liabilities.

IPL’s electric transmission cost recovery - Refer to Note 1(g) for additional details of IPL’s electric transmission service cost recovery mechanism.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s commodity cost recovery mechanisms.

IPL’s electric transmission assets sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a gain based on the terms of the agreement. Upon closing of the sale, IPL established a regulatory liability pursuant to conditions established by the IUB when it allowed the transaction to proceed. The regulatory liability represented the present value of IPL’s obligation to refund to its customers payments beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC. The regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities.

In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause. In 2010, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to offset electric transmission service costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL utilized $41 million of this regulatory liability over a five-year period ending December 2014 to offset the Iowa retail portion of transmission costs billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. As a result, IPL amortized $8 million of this regulatory liability annually, with an equal and offsetting amount of amortization for IPL’s regulatory asset related to electric transmission service costs.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorizes WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels during 2015 or 2016 and allows WPL to request a change in retail base rates during this period if its annual regulatory return on common equity falls below a certain level.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement a decrease in annual retail gas base rates of $13 million effective January 1, 2013, followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain retail electric base rates at their current levels through the end of 2014. The order included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels during 2013 or 2014. As of December 31, 2014, Alliant Energy and WPL deferred $9 million of WPL’s 2013 and 2014 earnings for these provisions, which is included in “Other” in Alliant Energy’s and WPL’s regulatory liabilities tables above.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL proposed to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request. In 2012, Alliant Energy and IPL recorded $5 million in gas revenues from IPL’s Iowa retail gas customers related to the interim retail gas rate increase. In November 2012, the IUB approved a settlement agreement related to IPL’s request, resulting in a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013. The parties to the settlement agreement and the IUB also agreed to IPL’s proposed gas tax benefit rider. Refer to “Regulatory Liabilities” above for additional details on IPL’s gas tax benefit rider.

IPL’s Iowa Retail Electric Rate Settlement Agreement - In September 2014, the IUB approved a settlement agreement related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 test year rate case through 2016 and provides targeted retail electric customer billing credits of $105 million in aggregate, beginning May 2014 as follows (in millions):

	2014	2015	2016
Billing credits to reduce retail electric customers’ bills	$70	$25	$10

In 2014, IPL recorded $72 million of such retail electric customer billing credits. IPL will make adjustments to future billing credits to provide aggregate retail electric customer billing credits of $105 million in aggregate.

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - In December 2014, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $39 million, or approximately 4%, effective January 1, 2015. The increase includes $39 million of anticipated increases in retail electric fuel-related costs in 2015 attributable to $25 million for higher retail electric fuel-related costs per MWh anticipated in 2015 and $14 million from the impact of increased sales volumes approved in the retail electric base rate case for 2015. WPL’s 2015 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Deferral of under-collections are reduced to the extent WPL’s actual return on common equity exceeds the most recently authorized return on common equity.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014 to reflect anticipated increases in retail electric fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs for 2014 of $33 million (including $28 million outside the approved range for 2014). As of December 31, 2014, Alliant Energy and WPL recorded $28 million in “Regulatory assets” on their balance sheets for the fuel-related costs incurred in 2014 that fell outside the PSCW approved bandwidth. The $28 million of deferred fuel-related costs is included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory assets tables above. Beginning in 2015, the regulatory asset will accrue interest at WPL’s PSCW authorized short-term debt rate. WPL currently expects to file a fuel reconciliation application with the PSCW in the first quarter of 2015 to seek recovery of these deferred fuel-related costs.

WPL’s Retail Fuel-related Rate Filing (2013 Test Year) - In 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 to reflect anticipated decreases in retail electric fuel-related costs in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. WPL’s 2013 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL for 2013 did not fall outside of the bandwidth.

WPL’s Retail Fuel-related Rate Filing (2012 Test Year) - In 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million, effective January 1, 2012 to reflect anticipated increases in retail fuel-related costs in 2012 compared to the fuel-related cost estimates used to determine rates for 2011. The 2012 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012). In 2013, WPL received an order from the PSCW to refund $12 million, including interest, to its retail electric customers for these over-collections, which WPL completed in 2013.

(3) PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Utility:
Electric plant:
In service:
Generation (a)	$5,463.0	$4,792.0	$2,872.4	$2,513.2	$2,590.6	$2,278.8
Distribution	4,435.4	4,179.6	2,471.7	2,311.2	1,963.7	1,868.4
Other	309.1	286.3	215.5	210.5	93.6	75.8
Anticipated to be retired early (b)	157.6	157.8	—	—	157.6	157.8
Total electric plant	10,365.1	9,415.7	5,559.6	5,034.9	4,805.5	4,380.8
Gas plant in service	946.2	909.9	474.0	456.8	472.2	453.1
Other plant in service	539.3	547.9	298.8	302.8	240.5	245.1
Accumulated depreciation	(3,923.1)	(3,726.2)	(2,124.5)	(2,025.3)	(1,798.6)	(1,700.9)
Net plant	7,927.5	7,147.3	4,207.9	3,769.2	3,719.6	3,378.1
Leased Sheboygan Falls Energy Facility, net (c)	—	—	—	—	64.7	70.9
Construction work in progress	479.1	677.9	325.0	346.4	154.1	331.5
Other, net	22.3	22.3	21.8	21.2	0.5	1.1
Total utility	8,428.9	7,847.5	4,554.7	4,136.8	3,938.9	3,781.6
Non-regulated and other:
Non-regulated Generation, net (d)	240.1	249.4	—	—	—	—
Corporate Services and other, net (e)	269.4	229.6	—	—	—	—
Total non-regulated and other	509.5	479.0	—	—	—	—
Total property, plant and equipment	$8,938.4	$8,326.5	$4,554.7	$4,136.8	$3,938.9	$3,781.6

(a)	Includes various emission controls projects placed in service in 2014, which are discussed in “Emission Controls Projects” below.

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

(c)	Less accumulated amortization of $59.1 million and $52.9 million for WPL as of December 31, 2014 and 2013, respectively.

(d)	Less accumulated depreciation of $49.5 million and $40.0 million for Alliant Energy as of December 31, 2014 and 2013, respectively.

(e)	Less accumulated depreciation of $229.1 million and $214.2 million for Alliant Energy as of December 31, 2014 and 2013, respectively.

Utility -
Emission Controls Projects - Various environmental controls projects to install scrubbers and baghouses at certain EGUs have been completed or are currently in progress. The scrubbers and baghouses reduce SO2 and mercury emissions at the EGUs and are expected to help meet requirements under the MATS Rule and CSAPR.

IPL’s George Neal Unit 3 - Construction of a scrubber and baghouse at George Neal Unit 3 began in 2011 and was completed in 2014, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant - Generation” in the above table for Alliant Energy and IPL in 2014. IPL owns a 28% interest in George Neal Unit 3. As of December 31, 2014, the capitalized project costs consisted of capital expenditures of $60 million and AFUDC of $4 million for IPL’s allocated portion of the George Neal Unit 3 scrubber and baghouse.

IPL’s Ottumwa Unit 1 - Construction of a scrubber and baghouse at Ottumwa Unit 1 began in 2012 and was completed in 2014, which resulted in a transfer of the capitalized projects costs from “Construction work in progress” to “Electric plant - Generation” in the above table for Alliant Energy and IPL in 2014. IPL owns a 48% interest in Ottumwa Unit 1. As of December 31, 2014, the capitalized project costs consisted of capitalized expenditures of $154 million and AFUDC of $21 million for IPL’s allocated portion of the Ottumwa Unit 1 scrubber and baghouse.

WPL’s Columbia Units 1 and 2 - Construction of scrubbers and baghouses at Columbia Units 1 and 2 began in 2012 and was completed in 2014, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant - Generation” in the above table for Alliant Energy and WPL in 2014. WPL owns 46.2% interest in Columbia Units 1 and 2. As of December 31, 2014, the capitalized project costs consisted of capital expenditures of $272 million and AFUDC of $15 million for WPL’s allocated portion of the Columbia Units 1 and 2 scrubbers and baghouses.

WPL’s Edgewater Unit 5 - WPL is currently installing a scrubber and baghouse at Edgewater Unit 5. Construction began in 2014 and is expected to be completed in 2016. As of December 31, 2014, Alliant Energy and WPL recorded capitalized expenditures of $90 million and AFUDC of $3 million for the scrubber and baghouse in “Construction work in progress” in the above table for Alliant Energy and WPL.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of December 31, 2014, Alliant Energy and IPL recorded capitalized expenditures of $188 million and AFUDC of $4 million for Marshalltown in “Construction work in progress” in the above table for Alliant Energy and IPL.

Anticipated Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In September 2013, IPL signed a definitive agreement to sell its Minnesota electric distribution assets to Southern Minnesota Energy Cooperative, a combined group of various neighboring electric cooperatives. Also in September 2013, IPL signed a definitive agreement to sell its Minnesota natural gas distribution assets to Minnesota Energy Resources Corporation, a subsidiary of Integrys Energy Group, Inc. Proceeds from the sales of the electric and natural gas distribution assets, which approximate the carrying value of such assets, are expected to be approximately $130 million and $10 million, respectively, subject to customary closing adjustments. The proceeds are expected to reduce Alliant Energy’s and IPL’s future financing requirements. In December 2014, the MPUC issued an order approving the proposed sale of IPL’s Minnesota natural gas distribution assets. Pending receipt of remaining regulatory approvals and various other contingencies, the natural gas and electric transactions are currently expected to be concluded in 2015.

The sales price of the assets expected to be sold, which primarily consist of property, plant and equipment, and working capital items, is not expected to result in a material gain or loss. As of December 31, 2014, IPL’s assets and liabilities included in the electric sale agreement did not meet the criteria to be classified as held for sale due to uncertainties in the regulatory approval process that existed on such date. Refer to Notes 1(p) and 19 for further discussion of the natural gas distribution assets, which qualified as held for sale as of December 31, 2014.

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

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the income statements. The amount of AFUDC generated by equity and debt components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Equity	$23.1	$20.3	$14.1	$17.1	$13.8	$5.2	$6.0	$6.5	$8.9
Debt	11.7	10.5	7.8	8.8	7.2	3.2	2.9	3.3	4.6
	$34.8	$30.8	$21.9	$25.9	$21.0	$8.4	$8.9	$9.8	$13.5

AFUDC related to various construction projects was recognized in the income statements as follows (in millions):

	2014	2013	2012
IPL:
Emission controls - Ottumwa Unit 1	$10.6	$8.0	$2.0
Emission controls - George Neal Units 3 and 4	1.4	5.1	0.9
Marshalltown	3.7	—	—
Other	10.2	7.9	5.5
	25.9	21.0	8.4
WPL:
Emission controls - Columbia Units 1 and 2	4.0	7.2	3.9
Emission controls - Edgewater Unit 5	2.7	—	7.2
Other	2.2	2.6	2.4
	8.9	9.8	13.5
Alliant Energy	$34.8	$30.8	$21.9

In addition to the emission controls projects discussed above that were placed in service in 2014, a scrubber and baghouse was placed in service at IPL’s George Neal Unit 4 in 2013 and an SCR was placed in service at WPL’s Edgewater Unit 5 in 2012.

Wind Generation Projects -
IPL’s Whispering Willow - East Wind Project - In 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not reach a conclusion as to the prudence of these project costs. The prudence of these project costs and the final recovery rate was addressed in a separate proceeding in 2013. The initial recovery rate approved by the MPUC was below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL believed that it was probable it would not be allowed to recover the entire Minnesota retail portion of its project costs. IPL estimated the most likely outcome of the final rate proceeding would result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, Alliant Energy and IPL recognized an $8 million impairment related to this probable disallowance in 2011. In December 2013, IPL received an order from the MPUC approving full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs effective January 1, 2013. As a result, Alliant Energy and IPL recognized a $7 million regulatory-related credit, which was recorded as an increase to property, plant and equipment on their balance sheets and a decrease to “Utility - Other operation and maintenance” in their income statements in 2013.

Non-regulated and Other - The non-regulated and other property, plant and equipment recorded on Alliant Energy’s balance sheets includes the following:

Non-regulated Generation -
Franklin County Wind Project - The Franklin County wind project was placed into service in 2012 and is depreciated using the straight-line method over a 30-year period. As of December 31, 2014, Alliant Energy recorded $137 million on its balance sheet related to the wind project. Refer to Note 5(d) for discussion of a cash grant received in 2013 related to the wind project.

Sheboygan Falls - Sheboygan Falls was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period. As of December 31, 2014, Alliant Energy recorded $103 million on its balance sheet related to Sheboygan Falls.

Corporate Services and Other - Property, plant and equipment related to Corporate Services includes computer software and the corporate headquarters building located in Madison, Wisconsin. Corporate Services is also implementing a new customer billing and information system for IPL and WPL, which is currently expected to be deployed in 2015. As of December 31, 2014, Alliant Energy recorded capitalized expenditures of $62 million and capitalized interest of $1 million for the customer billing and information system in “Corporate Services and other, net” in the above table for Alliant Energy. Property, plant and equipment related to Transportation includes a short-line railway in Iowa, a barge terminal on the Mississippi River and a coal terminal in Williams, Iowa. The Corporate Services and Other property, plant and equipment is depreciated using the straight-line method over periods ranging from 5 to 30 years.

(4) JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their income statements. Refer to Note 2 for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired EGUs at December 31, 2014 was as follows (dollars in millions):

				Accumulated	Construction	Cost of Removal
	In-service	Ownership	Electric	Provision for	Work in	Obligations Included in
	Dates	Interest %	Plant	Depreciation	Progress	Regulatory Liabilities
IPL
Ottumwa Unit 1	1981	48.0%	$488.7	$131.6	$1.4	$11.0
George Neal Unit 4	1979	25.7%	183.3	71.3	0.3	12.3
George Neal Unit 3	1975	28.0%	135.2	41.3	1.4	6.0
Louisa Unit 1	1983	4.0%	35.4	20.4	0.1	3.3
			842.6	264.6	3.2	32.6
WPL
Columbia Units 1-2	1975-1978	46.2%	549.0	166.8	18.9	10.2
Edgewater Unit 4	1969	68.2%	96.5	55.4	0.3	2.5
			645.5	222.2	19.2	12.7
Alliant Energy			$1,488.1	$486.8	$22.4	$45.3

(5) RECEIVABLES
(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Customer, less allowance for doubtful accounts	$84.5	$81.8	$—	$—	$77.3	$73.0
Unbilled utility revenues	85.4	92.3	—	—	85.4	92.3
Deferred proceeds	177.2	203.5	177.2	203.5	—	—
Other, less allowance for doubtful accounts	80.2	95.7	39.5	43.4	23.1	33.1
	$427.3	$473.3	$216.7	$246.9	$185.8	$198.4

Allowance for doubtful accounts at December 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Customer	$3.7	$1.4	$—	$—	$3.7	$1.4
Other	1.4	3.4	0.4	0.7	0.5	0.3
	$5.1	$4.8	$0.4	$0.7	$4.2	$1.7

(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. IPL pays a monthly fee to the third party that varies based on interest rates, seasonal limits on cash proceeds and the amount of cash proceeds received from the third party. In March 2014, IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In exchange for the receivables sold, IPL receives cash proceeds of up to $180 million from the third party. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current seasonal limit or amount of receivables available for sale, whichever is less. The seasonal limit on cash proceeds as of December 31, 2014 was $150 million.

As of December 31, 2014, IPL sold $204.6 million of receivables to the third party, received $22.0 million in cash proceeds and recorded deferred proceeds of $177.2 million. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 14 for discussion of the fair value of deferred proceeds.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program were as follows (in millions):

	2014	2013	2012
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$150.0	$170.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	46.4	105.9	119.8

In 2014, 2013 and 2012, IPL’s costs incurred related to the sales of accounts receivable program were not material.

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2014	2013
Customer accounts receivable	$134.8	$151.6
Unbilled utility revenues	69.7	86.2
Other receivables	0.1	0.2
Receivables sold to third party	204.6	238.0
Less: cash proceeds (a)	22.0	29.0
Deferred proceeds	182.6	209.0
Less: allowance for doubtful accounts	5.4	5.5
Fair value of deferred proceeds	$177.2	$203.5
Outstanding receivables past due	$19.9	$21.5

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Refer to Note 9(b) for discussion of IPL’s issuance of $250 million of senior debentures in 2014. A portion of the proceeds from the issuance was used by IPL in 2014 to reduce cash proceeds received from the third party under its sales of accounts receivable program.

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2014	2013	2012
Collections reinvested in receivables	$1,997.9	$1,880.8	$1,771.6
Credit losses, net of recoveries	11.4	11.9	10.0

(c) Whiting Petroleum Tax Sharing Agreement - Prior to an initial public offering of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the initial public offering. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Resources the final payment of $26 million in 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions. The final payment resulted in a decrease in “Current assets - Other” on Alliant Energy’s balance sheet in 2014. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement in 2014.

(d) Franklin County Wind Project Cash Grant - The ARRA provides incentives for wind projects placed into service between January 1, 2009 and December 31, 2012. In accordance with the ARRA, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for a portion of the qualifying project expenditures of the Franklin County wind project that was placed into service in December 2012. Alliant Energy elected to record the anticipated cash grant as a reduction of the carrying value of the Franklin County wind project. In 2013, Alliant Energy received $62.4 million of proceeds from the cash grant, which are presented in investing activities in Alliant Energy’s cash flows statement in 2013. The grant proceeds were used by Alliant Energy to reduce short-term borrowings incurred during the construction of the wind project.

(6) INVESTMENTS
(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership	Carrying Value at
	Interest at	December 31,		Equity (Income) / Loss
	December 31, 2014	2014	2013	2014	2013	2012
Alliant Energy
ATC (a)	16%	$286.5	$272.1	($41.9)	($42.7)	($41.3)
Wisconsin River Power Company	50%	7.8	7.0	(0.9)	(1.0)	(0.8)
Other	Various	2.3	2.3	2.4	—	0.8
		$296.6	$281.4	($40.4)	($43.7)	($41.3)
WPL
ATC (a)	16%	$286.5	$272.1	($41.9)	($42.7)	($41.3)
Wisconsin River Power Company	50%	7.8	7.0	(0.9)	(1.0)	(0.8)
		$294.3	$279.1	($42.8)	($43.7)	($42.1)

(a)
Alliant Energy and WPL have the ability to exercise significant influence over ATC’s financial and operating policies through their participation on ATC’s Board of Directors. Refer to Note 18 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2014	2013	2012	2014	2013	2012
Operating revenues	$643	$634	$611	$643	$634	$611
Operating income	330	334	326	330	334	325
Net income	240	248	234	240	250	239
As of December 31:
Current assets	72	86		70	84
Non-current assets	3,773	3,553		3,747	3,527
Current liabilities	315	383		315	383
Non-current liabilities	1,871	1,682		1,870	1,681

WPL’s Noncontrolling Interest - Prior to 2014, WPL owned 100% of WPL Transco, which holds Alliant Energy’s investment in ATC. In January 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco makes to ATC. As of December 31, 2014, WPL’s and ATI’s ownership interests in WPL Transco were approximately 95% and 5%, respectively. WPL continues to consolidate WPL Transco and as a result, ATI’s ownership interest in WPL Transco was recorded as a noncontrolling interest in total equity on WPL’s balance sheet as of December 31, 2014.

In 2014, WPL Transco’s equity income from ATC and ATC dividends received by WPL Transco were allocated between WPL and ATI based on their respective ownership interests at the time the equity income was generated and at the time of the dividend payments. ATI’s ownership interest in WPL Transco is expected to increase as a result of future capital contributions to WPL Transco. Alliant Energy’s aggregate ownership percentage in ATC is not expected to change as a result of WPL Transco’s amended operating agreement.

(b) Cash Surrender Value of Life Insurance Policies - Various life insurance policies cover certain current and former employees and directors. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Cash surrender value	$47.0	$46.5	$18.1	$17.3	$11.4	$12.3

(7) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2014	2013	2012
Shares outstanding, January 1	110,943,669	110,987,400	111,018,821
Equity-based compensation plans (Note 12(b))	35,547	(23,374)	20,195
Other	(43,536)	(20,357)	(51,616)
Shares outstanding, December 31	110,935,680	110,943,669	110,987,400

At December 31, 2014, Alliant Energy had a total of 7.8 million shares available for issuance in the aggregate, pursuant to its OIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on applicable regulatory limitations. IPL also has common stock dividend restrictions based on the terms of its outstanding preferred stock. As of December 31, 2014, IPL and WPL were in compliance with all such dividend restrictions.

IPL is restricted from paying common stock dividends to its parent company, Alliant Energy, if for any past or current dividend period, dividends on its preferred stock have not been paid, or declared and set apart for payment. IPL has paid all dividends on its preferred stock through 2014.

Under the Federal Power Act, IPL may not pay dividends to its parent company in excess of the current amount of its retained earnings. Another limitation on IPL’s distributions to its parent company requires IPL to obtain IUB approval for a reasonable utility capital structure if its actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate cases) falls below 42% of total capitalization. As of December 31, 2014, IPL’s amount of retained earnings that were free of dividend restrictions was $538 million.

Currently, WPL has a regulatory limitation on distributions to its parent company from an order issued by the PSCW in July 2014. The order prohibits WPL from paying annual common stock dividends to its parent company in excess of $127 million in 2015 and $135 million in 2016 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) would fall below 51.79% for 2015 and 52.25% for 2016. As of December 31, 2014, WPL’s amount of retained earnings that were free of dividend restrictions was $127 million for 2015.

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

	2014	2013
IPL	$1.3	$1.2
WPL	1.6	1.5

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Common stock dividends	$140.0	$128.1	$122.9	$118.7	$116.3	$112.0	$—	$—	$—
Repayments of capital	—	—	—	—	—	—	50.0	95.0	—
Total distributions from common equity	$140.0	$128.1	$122.9	$118.7	$116.3	$112.0	$50.0	$95.0	$—

IPL, WPL and Corporate Services received capital contributions from their parent company, Alliant Energy, as follows (in millions):

	2014	2013	2012
IPL	$90.0	$120.0	$110.0
WPL	—	—	90.0
Corporate Services	—	—	30.0

Comprehensive Income - In 2014, 2013 and 2012, Alliant Energy’s other comprehensive income (loss) was ($0.4) million, $0.6 million and $0, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2014, 2013 and 2012, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(8) REDEEMABLE PREFERRED STOCK
Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	Series	2014	2013
				(in millions)
$25	16,000,000	8,000,000	5.1%	$200.0	$200.0

IPL - In 2013, IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes. Alliant Energy and IPL incurred $5 million of issuance costs related to this transaction, which were recorded as a reduction of additional paid-in capital on Alliant Energy’s and IPL’s balance sheets in 2013. On or after March 15, 2018, IPL may, at its option, redeem the 5.1% cumulative preferred stock for cash at a redemption price of $25 per share plus accrued and unpaid dividends up to the redemption date.

The current articles of incorporation of IPL contain a provision that grants the holders of its cumulative preferred stock voting rights to elect two members of IPL’s Board of Directors if preferred dividends equal to six or more quarterly dividend requirements (whether or not consecutive) are in arrears. Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of IPL’s preferred stock and could not force IPL to exercise its call option. Therefore, IPL’s cumulative preferred stock is presented in total equity on Alliant Energy’s and IPL’s balance sheets in a manner consistent with noncontrolling interests.

In 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge in 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

Refer to Note 14 for information on the fair value of cumulative preferred stock.

WPL - In 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge in 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

(9) DEBT
(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2014, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2018. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
December 31
Commercial paper:
Amount outstanding	$141.3	$279.4	$—	$—	$—	$183.7
Weighted average interest rates	0.4%	0.2%	N/A	N/A	N/A	0.1%
Weighted average remaining maturity	4 days	4 days	N/A	N/A	N/A	6 days
Available credit facility capacity	$858.7	$720.6	$300.0	$300.0	$400.0	$216.3

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
For the year ended
Maximum amount outstanding (based on daily outstanding balances)	$353.8	$293.9	$38.0	$26.3	$204.7	$190.0
Average amount outstanding (based on daily outstanding balances)	$255.9	$210.5	$0.2	$1.3	$122.9	$123.5
Weighted average interest rates	0.2%	0.2%	0.2%	0.4%	0.1%	0.2%

The credit facility agreements and Alliant Energy’s term loan credit agreement each contain a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facilities and term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2014 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	58%	58%
Actual	52%	47%	49%

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, certain letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2014			2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures:
3.3%, due 2015	$150.0	$150.0	$—	$150.0	$150.0	$—
5.875%, due 2018	100.0	100.0	—	100.0	100.0	—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
3.25%, due 2024 (a)	250.0	250.0	—	—	—	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043	250.0	250.0	—	250.0	250.0	—
	1,775.0	1,775.0	—	1,525.0	1,525.0	—
Debentures:
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
4.1%, due 2044 (b)	250.0	—	250.0	—	—	—
	1,550.0	—	1,550.0	1,300.0	—	1,300.0
Pollution Control Revenue Bonds:
5%, due 2015 (c)	16.0	—	16.0	24.5	—	24.5
5.375%, due 2015	14.6	—	14.6	14.6	—	14.6
5% (d)	—	—	—	38.4	38.4	—
	30.6	—	30.6	77.5	38.4	39.1
Other:
Term loan credit agreement through 2016, 1% at December 31, 2014 (e)	250.0	—	—	—	—	—
Term loan credit agreement through 2016, 1% at December 31, 2014 (f)	60.0	—	—	—	—	—
3.45% senior notes, due 2022	75.0	—	—	75.0	—	—
5.06% senior secured notes, due 2015 to 2024	58.9	—	—	60.5	—	—
4% senior notes (e)	—	—	—	250.0	—	—
Term loan credit agreement, 1% at December 31, 2013 (f)	—	—	—	60.0	—	—
Other, 1% at December 31, 2014, due 2015 to 2025	3.3	—	—	0.4	—	—
	447.2	—	—	445.9	—	—
Subtotal	3,802.8	1,775.0	1,580.6	3,348.4	1,563.4	1,339.1
Current maturities	(183.0)	(150.0)	(30.6)	(358.5)	(38.4)	(8.5)
Unamortized debt (discount) and premium, net	(13.1)	(6.3)	(6.7)	(12.1)	(5.0)	(7.0)
Long-term debt, net	$3,606.7	$1,618.7	$1,543.3	$2,977.8	$1,520.0	$1,323.6

(a)
In 2014, IPL issued $250.0 million of 3.25% senior debentures due 2024. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $60 million and for general corporate purposes.

(b)	In 2014, WPL issued $250.0 million of 4.1% debentures due 2044. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes.

(c)	In 2014, WPL retired $8.5 million of its 5% pollution control revenue bonds.

(d)	In 2014, IPL retired its $38.4 million, 5% pollution control revenue bonds.

(e)
In 2014, Alliant Energy entered into a $250.0 million variable-rate term loan credit agreement and used the proceeds from borrowings under this agreement to retire its $250.0 million, 4% senior notes due 2014.

(f)
In 2014, Franklin County Holdings LLC, Resources’ wholly-owned subsidiary, entered into a $60.0 million variable-rate term loan credit agreement and used the proceeds to retire its borrowings under a term loan credit agreement that matured in December 2014.

Five-Year Schedule of Debt Maturities - At December 31, 2014, debt maturities for 2015 through 2019 were as follows (in millions):

	2015	2016	2017	2018	2019
IPL	$150	$—	$—	$350	$—
WPL	31	—	—	—	250
Resources	2	63	5	6	6
Alliant Energy parent company	—	250	—	—	—
Alliant Energy	$183	$313	$5	$356	$256

At December 31, 2014, there were no significant sinking fund requirements related to the long-term debt on the balance sheets.

Indentures - IPL maintains an indenture related to all of its outstanding senior debentures. WPL maintains an indenture related to all of its outstanding debentures. Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2015 to 2024.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At December 31, 2014, the debt issuances that contained these optional redemption provisions included all of IPL’s outstanding senior debentures, all of WPL’s outstanding debentures, Corporate Services’ senior notes due 2022 and Sheboygan Power, LLC’s senior secured notes due 2015 to 2024.

Security Provisions - Sheboygan Power, LLC’s 5.06% senior secured notes due 2015 to 2024 are secured by Sheboygan Falls and related assets.

Financial Covenant - Alliant Energy’s term loan credit agreement contains a financial covenant, which requires it to maintain a certain debt-to-capital ratio in order to borrow under the agreement. Refer to Note 9(a) for further discussion.

Unamortized Debt Issuance Costs - Unamortized debt issuance costs recorded in “Deferred charges and other” on the balance sheets at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Unamortized debt issuance costs	$22.4	$19.9	$10.7	$9.7	$10.8	$9.0

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 14 for information on the carrying amount and fair value of long-term debt outstanding.

(10) LEASES
(a) Operating Leases - Various agreements have been entered into related to property, plant and equipment rights that are accounted for as operating leases. Historically, Alliant Energy’s and WPL’s most significant operating lease related to the Riverside PPA, which contained fixed rental payments related to capacity and contingent rental payments related to the energy portion (actual MWhs) of the PPA. Costs associated with the Riverside PPA were included in “Electric production fuel and energy purchases” and “Purchased electric capacity” in Alliant Energy’s and WPL’s income statements based on monthly payments for the Riverside PPA. In December 2012, WPL purchased Riverside, thereby terminating the Riverside PPA. Rental expenses associated with operating leases were as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Operating lease rental expenses (excluding contingent rentals)	$12	$9	$69	$4	$4	$4	$7	$5	$64
Contingent rentals (primarily related to the Riverside PPA)	—	—	6	—	—	—	—	—	5
	$12	$9	$75	$4	$4	$4	$7	$5	$69

At December 31, 2014, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Alliant Energy	$8	$7	$3	$2	$1	$21	$42
IPL	3	2	2	1	1	15	24
WPL	4	5	1	—	—	—	10

(b) Capital Leases -
WPL - In 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease Sheboygan Falls, with an option for two lease renewal periods thereafter. The lease became effective in 2005 when Sheboygan Falls began commercial operation. WPL is responsible for the operation of Sheboygan Falls and has exclusive rights to its output. In 2005, the PSCW approved this affiliated lease agreement with initial monthly lease payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW reserved the right to review the capital structure, return on equity and cost of debt every five years from the date of the order. No revisions to the lease have been made since its inception. The capital lease asset is amortized using the straight-line method over the 20-year lease term. Since the inception of the lease in 2005, WPL’s retail and wholesale rates have included recovery of the monthly Sheboygan Falls lease payments. Sheboygan Falls lease expenses were included in WPL’s income statements as follows (in millions):

	2014	2013	2012
Interest expense	$10.4	$10.9	$11.3
Depreciation and amortization	6.2	6.2	6.2
	$16.6	$17.1	$17.5

At December 31, 2014, WPL’s estimated future minimum capital lease payments for Sheboygan Falls were as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Sheboygan Falls	$15	$15	$15	$15	$15	$83	$158	$63	$95

(11) INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Current tax expense (benefit):
Federal	$36.6	$4.4	($29.3)	$11.3	$11.7	($7.7)	$0.6	($5.7)	$7.2
State	9.3	(3.6)	11.6	3.4	(0.1)	9.1	4.4	6.0	(0.9)
IPL’s tax benefit riders	(56.7)	(52.9)	(48.3)	(56.7)	(52.9)	(48.3)	—	—	—
Deferred tax expense (benefit):
Federal	83.5	123.9	157.8	11.1	20.0	37.4	88.9	92.7	81.1
State	4.6	15.6	23.9	(6.2)	(0.8)	3.2	10.1	11.8	20.3
Production tax credits	(31.3)	(31.0)	(24.8)	(14.0)	(14.4)	(12.5)	(17.3)	(16.6)	(12.3)
Investment tax credits	(1.6)	(1.6)	(1.7)	(0.6)	(0.6)	(0.6)	(1.0)	(1.0)	(1.1)
Provision recorded as a change in uncertain tax positions:
Current	—	—	8.0	—	—	8.1	—	—	(0.1)
Deferred	—	(0.4)	(7.6)	—	—	(8.2)	—	(0.4)	0.6
Provision recorded as a change in accrued interest	(0.1)	(0.5)	(0.2)	—	(0.8)	(0.3)	(0.1)	0.4	(0.2)
	$44.3	$53.9	$89.4	($51.7)	($37.9)	($19.8)	$85.6	$87.2	$94.6

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.4	5.7	5.7	5.0	5.4	5.8	5.5	6.0	5.5
IPL’s tax benefit riders	(12.9)	(12.1)	(11.2)	(39.6)	(34.8)	(37.0)	—	—	—
Effect of rate-making on property-related differences	(7.5)	(6.0)	(5.0)	(21.9)	(15.9)	(14.2)	(0.7)	(0.8)	(1.1)
Production tax credits	(7.1)	(7.1)	(5.8)	(9.8)	(9.5)	(9.6)	(6.5)	(6.3)	(4.7)
Adjustment of prior period taxes	(1.3)	(1.3)	—	(3.5)	(3.6)	0.2	(0.1)	(0.1)	(0.3)
State apportionment change due to announced sale of RMT	—	—	3.5	—	—	6.2	—	—	2.7
Other items, net	(1.5)	(1.8)	(1.4)	(1.4)	(1.5)	(1.6)	(1.1)	(0.9)	(0.8)
Overall income tax rate	10.1%	12.4%	20.8%	(36.2%)	(24.9%)	(15.2%)	32.1%	32.9%	36.3%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit riders. Refer to Note 2 for additional details on IPL’s tax benefit riders.

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s income tax expense and benefits are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. For example, tax expenses and benefits related to mixed service costs and repairs expenditures at IPL are recorded as a component of income tax expense pursuant to Iowa rate-making principles. In 2013, the primary factor contributing to the increase in the current tax benefits recorded for the effect of rate-making on property-related differences was increased repairs expenditures and the equity component of AFUDC at IPL. In 2014, the increased benefits from property-related differences were primarily due to additional repairs deductions and additional deductions from the allocation of mixed service costs related to Marshalltown.

Production tax credits - Production tax credits are earned from owned and operated wind projects. Production tax credits are based on the electricity generated by each wind project during the first 10 years of operation. Details regarding production tax credits (net of state tax impacts) related to various wind projects are as follows (dollars in millions):

	End of Production	Nameplate
	Tax Credit Generation	Capacity in MW	2014	2013	2012
Cedar Ridge (WPL)	December 2018	68	$4.0	$4.1	$4.0
Bent Tree (WPL)	February 2021	201	13.3	12.5	8.3
Subtotal (WPL)			17.3	16.6	12.3
Whispering Willow - East (IPL)	December 2019	200	14.0	14.4	12.5
			$31.3	$31.0	$24.8

State apportionment change due to announced sale of RMT - State apportionment projections are utilized to record deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax groups, including both its regulated and its non-regulated operations. In 2012, Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the announced sale of Alliant Energy’s RMT business.

Deferred Tax Assets and Liabilities - The deferred income tax (assets) and liabilities included on Alliant Energy’s balance sheets at December 31 arise from the following temporary differences (in millions):

	2014			2013
	Deferred	Deferred Tax		Deferred	Deferred Tax
Alliant Energy	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$2,627.8	$2,627.8	$—	$2,316.3	$2,316.3
Investment in ATC	—	131.6	131.6	—	120.7	120.7
Net operating losses carryforwards - state	(45.7)	—	(45.7)	(35.3)	—	(35.3)
Regulatory liability - IPL’s tax benefit riders	(100.9)	—	(100.9)	(107.8)	—	(107.8)
Federal credit carryforwards	(201.0)	—	(201.0)	(167.8)	—	(167.8)
Net operating losses carryforwards - federal	(332.8)	—	(332.8)	(251.9)	—	(251.9)
Other	(88.1)	180.1	92.0	(108.9)	210.7	101.8
Subtotal	($768.5)	$2,939.5	$2,171.0	($671.7)	$2,647.7	$1,976.0

	2014	2013
Current deferred tax assets	($150.1)	($136.7)
Non-current deferred tax liabilities	2,321.1	2,112.7
Total net deferred tax liabilities	$2,171.0	$1,976.0

The deferred income tax (assets) and liabilities included on IPL’s balance sheets at December 31 arise from the following temporary differences (in millions):

	2014			2013
	Deferred	Deferred Tax		Deferred	Deferred Tax
IPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$1,531.0	$1,531.0	$—	$1,338.1	$1,338.1
Federal credit carryforwards	(67.7)	—	(67.7)	(52.9)	—	(52.9)
Regulatory liability - tax benefit riders	(100.9)	—	(100.9)	(107.8)	—	(107.8)
Net operating losses carryforwards - federal	(160.6)	—	(160.6)	(111.3)	—	(111.3)
Other	(47.2)	81.9	34.7	(64.0)	103.2	39.2
	($376.4)	$1,612.9	$1,236.5	($336.0)	$1,441.3	$1,105.3

	2014	2013
Current deferred tax assets	($104.9)	($87.7)
Non-current deferred tax liabilities	1,341.4	1,193.0
Total net deferred tax liabilities	$1,236.5	$1,105.3

The deferred income tax (assets) and liabilities included on WPL’s balance sheets at December 31 arise from the following temporary differences (in millions):

	2014			2013
	Deferred	Deferred Tax		Deferred	Deferred Tax
WPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$964.4	$964.4	$—	$859.1	$859.1
Investment in ATC	—	131.6	131.6	—	120.7	120.7
Federal credit carryforwards	(75.2)	—	(75.2)	(57.1)	—	(57.1)
Net operating losses carryforwards - federal	(128.9)	—	(128.9)	(106.9)	—	(106.9)
Other	(40.3)	80.9	40.6	(37.6)	75.6	38.0
	($244.4)	$1,176.9	$932.5	($201.6)	$1,055.4	$853.8

	2014	2013
Current deferred tax assets	($37.5)	($43.3)
Non-current deferred tax liabilities	970.0	897.1
Total net deferred tax liabilities	$932.5	$853.8

Property - Property-related differences were primarily related to accelerated depreciation, including bonus depreciation. In December 2014, the FTIP Act was enacted. The most significant provisions of the FTIP Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that were incurred through December 31, 2014. As a result, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2014 will be approximately $450 million ($245 million for IPL and $190 million for WPL). Property-related differences also related to tax accounting method changes for cost of removal expenditures and repair expenditures for electric generation property, which are discussed in Note 2.

Investment in ATC - WPL Transco has a partial ownership interest in ATC, which has generated deferred tax liabilities primarily from tax depreciation deductions taken at ATC in excess of book depreciation. The increase in deferred tax liabilities in 2014 was primarily due to bonus depreciation deductions estimated at ATC.

Carryforwards - At December 31, 2014, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$970	$333	2029
State net operating losses (a)	881	46	2018
Federal tax credits	204	201	2022
		$580

IPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$468	$161	2029
State net operating losses (b)	291	16	2018
Federal tax credits	69	68	2022
		$245

WPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$376	$129	2029
State net operating losses (c)	171	9	2018
Federal tax credits	77	75	2022
		$213

(a)	At December 31, 2014, Alliant Energy’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2033 with 98% expiring after 2024.

(b)	At December 31, 2014, IPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2031 with 96% expiring after 2024.

(c)	At December 31, 2014, WPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2031 with 99% expiring after 2024.

Regulatory liability - tax benefit riders - Refer to Note 2 for discussion of regulatory liabilities associated with IPL’s tax benefit riders.

Uncertain Tax Positions - A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, is as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance, January 1	$—	$0.7	$23.5	$—	$—	$10.9	$—	$0.7	$12.6
Additions based on tax positions related to the current year	—	—	0.7	—	—	—	—	—	0.7
Reductions for tax positions of prior years (a)	—	(0.7)	(23.5)	—	—	(10.9)	—	(0.7)	(12.6)
Balance, December 31	$—	$—	$0.7	$—	$—	$—	$—	$—	$0.7

(a)	In 2012, the reductions for tax positions of prior years were due to the finalization of Alliant Energy’s federal income tax return audits for calendar years 2005 through 2009.

At December 31, 2014, 2013 and 2012, there were no penalties accrued related to uncertain tax positions, and interest accrued and tax positions favorably impacting future effective tax rates for continuing operations were not material. As of December 31, 2014, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions are as follows:

	Alliant Energy			IPL			WPL
Consolidated federal income tax returns (a)	2011	-	2013	2011	-	2013	2011	-	2013
Consolidated Iowa income tax returns (b)	2011	-	2013	2011	-	2013	2011	-	2013
Wisconsin combined tax returns (c)	2010	-	2013	2010	-	2013	2010	-	2013

(a)
These federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.

(b)	The statute of limitations for these Iowa tax returns expires three years from each filing date.

(c)	The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

(12) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - Retirement benefits are provided to substantially all employees through various qualified and non-qualified non-contributory defined benefit pension plans, and/or through defined contribution plans (including 401(k) savings plans). Qualified and non-qualified non-contributory defined benefit pension plans are currently closed to new hires. Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Certain defined benefit postretirement health care and life benefits are provided to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory.

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy		2014			2013			2012		2014	2013	2012
Discount rate for benefit obligations		4.18%			4.97%			4.11%		3.97%	4.59%	3.82%
Discount rate for net periodic cost		4.97%			4.11%			4.86%		4.59%	3.82%	4.60%
Expected rate of return on plan assets		7.60%			7.60%			7.90%		7.40%	7.40%	7.50%
Rate of compensation increase	3.50%	-	4.50%	3.50%	-	4.50%	3.50%	-	4.50%	N/A	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		6.75%	7.00%	7.50%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2014	2013	2012	2014	2013	2012
Discount rate for benefit obligations	4.20%	5.05%	4.20%	3.94%	4.55%	3.76%
Discount rate for net periodic cost	5.05%	4.20%	4.95%	4.55%	3.76%	4.60%
Expected rate of return on plan assets	7.60%	7.60%	7.90%	7.60%	7.50%	7.40%
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	6.75%	7.00%	7.50%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2014	2013	2012	2014	2013	2012
Discount rate for benefit obligations	4.20%	5.05%	4.20%	3.96%	4.56%	3.81%
Discount rate for net periodic cost	5.05%	4.20%	4.95%	4.56%	3.81%	4.60%
Expected rate of return on plan assets	7.60%	7.60%	7.90%	7.30%	7.20%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	6.75%	7.00%	7.50%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

Expected rate of return on plan assets - The expected rate of return on plan assets is determined by analysis of projected asset class returns based on the target asset class allocations. A forward-looking building blocks approach is used, and historical returns, survey information and capital market information are reviewed to support the expected rate of return on plan assets assumption. Refer to “Investment Policy and Strategy for Plan Assets” below for additional information related to investment policy, and strategy and mix of assets for the pension and OPEB plans.

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption was updated for the measurement date as of December 31, 2014 to utilize new mortality tables that were released in 2014 by the Society of Actuaries. The updated life expectancy assumption resulted in a significant increase to the associated obligations of the pension and OPEB plans.

Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2014	2013	2012	2014	2013	2012
Service cost	$13.1	$15.7	$13.5	$5.2	$6.3	$6.9
Interest cost	54.1	49.0	51.6	9.5	8.5	10.2
Expected return on plan assets (a)	(74.9)	(74.0)	(68.8)	(8.3)	(8.1)	(7.5)
Amortization of prior service cost (credit) (b)	—	0.2	0.3	(11.9)	(11.9)	(12.0)
Amortization of actuarial loss (c)	19.5	36.2	33.3	2.4	4.9	6.3
Additional benefit costs (d)	—	9.0	0.1	—	—	—
Settlement losses (e)	—	—	5.4	—	—	—
	$11.8	$36.1	$35.4	($3.1)	($0.3)	$3.9

IPL	Defined Benefit Pension Plans			OPEB Plans
	2014	2013	2012	2014	2013	2012
Service cost	$7.2	$8.6	$7.5	$2.4	$2.9	$3.0
Interest cost	25.1	22.9	24.1	3.9	3.6	4.4
Expected return on plan assets (a)	(35.7)	(35.2)	(32.6)	(5.8)	(5.6)	(5.1)
Amortization of prior service cost (credit) (b)	—	0.1	0.2	(6.3)	(6.3)	(6.3)
Amortization of actuarial loss (c)	8.0	15.2	14.1	1.1	2.7	3.5
Additional benefit costs (d)	—	2.6	—	—	—	—
	$4.6	$14.2	$13.3	($4.7)	($2.7)	($0.5)

WPL	Defined Benefit Pension Plans			OPEB Plans
	2014	2013	2012	2014	2013	2012
Service cost	$4.9	$5.9	$5.2	$2.0	$2.5	$2.7
Interest cost	22.6	20.7	21.6	3.8	3.4	4.1
Expected return on plan assets (a)	(32.4)	(31.9)	(29.6)	(1.3)	(1.3)	(1.3)
Amortization of prior service cost (credit) (b)	0.3	0.3	0.4	(3.9)	(3.9)	(3.9)
Amortization of actuarial loss (c)	9.2	17.1	15.7	1.3	1.9	2.3
Additional benefit costs (d)	—	0.6	0.1	—	—	—
	$4.6	$12.7	$13.4	$1.9	$2.6	$3.9

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.

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

(e)	Settlement losses related to payments made to retired executives of Alliant Energy.

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and OPEB costs (credits) associated with Corporate Services employees. Such costs (credits) are allocated to IPL and WPL based on total productive labor costs. The following table includes the allocated qualified and non-qualified pension and OPEB costs (credits) associated with Corporate Services employees providing services to IPL and WPL (in millions):

	Pension Benefits Costs (a)			OPEB Costs (Credits)
	2014	2013	2012	2014	2013	2012
IPL	$1.4	$4.8	$4.9	($0.3)	($0.3)	$0.1
WPL	1.1	3.6	3.6	(0.2)	(0.2)	0.1

(a)	Refer to IPL’s and WPL’s “Net Periodic Benefit Costs (Credits)” tables above for additional benefits costs related to the Cash Balance Plan allocated to IPL and WPL by Corporate Services in 2013.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the balance sheets and AOCL on Alliant Energy’s balance sheet into net periodic benefit cost in 2015 is as follows (in millions):

	Alliant Energy		IPL		WPL
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Actuarial loss	$35.4	$4.9	$15.3	$2.3	$16.8	$2.3
Prior service cost (credit)	(0.3)	(11.3)	(0.1)	(6.1)	0.2	(3.5)
	$35.1	($6.4)	$15.2	($3.8)	$17.0	($1.2)

Net periodic benefit costs are primarily included in “Utility - Other operation and maintenance” in the income statements.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on Alliant Energy’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2014	2013	2014	2013
Change in benefit obligation:
Net benefit obligation at January 1	$1,113.4	$1,207.5	$208.7	$223.2
Service cost	13.1	15.7	5.2	6.3
Interest cost	54.1	49.0	9.5	8.5
Plan participants’ contributions	—	—	2.8	2.6
Additional benefit costs	—	9.0	—	—
Actuarial (gain) loss	195.8	(94.1)	22.3	(13.2)
Gross benefits paid	(74.9)	(73.7)	(17.4)	(18.7)
Net benefit obligation at December 31	1,301.5	1,113.4	231.1	208.7
Change in plan assets:
Fair value of plan assets at January 1	1,022.9	965.6	124.9	123.1
Actual return on plan assets	66.4	128.5	5.6	14.4
Employer contributions	3.7	2.5	5.7	3.5
Plan participants’ contributions	—	—	2.8	2.6
Gross benefits paid	(74.9)	(73.7)	(17.4)	(18.7)
Fair value of plan assets at December 31	1,018.1	1,022.9	121.6	124.9
Under funded status at December 31	($283.4)	($90.5)	($109.5)	($83.8)

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2014	2013	2014	2013
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$6.1	$14.5
Other current liabilities	(2.5)	(2.4)	(5.6)	(4.8)
Pension and other benefit obligations	(280.9)	(88.1)	(110.0)	(93.5)
Net amounts recognized at December 31	($283.4)	($90.5)	($109.5)	($83.8)
Amounts recognized in Regulatory Assets, Regulatory Liabilities and AOCL consist of (a):
Net actuarial loss	$533.4	$348.6	$60.7	$38.1
Prior service credit	(7.4)	(7.4)	(16.7)	(28.6)
	$526.0	$341.2	$44.0	$9.5

(a)
Refer to Note 2 and Alliant Energy’s common equity statements for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s balance sheets. At December 31, 2014 and 2013, $1.1 million and $5.1 million, respectively, of regulatory liabilities were recognized related to Alliant Energy’s OPEB plans.

In the “IPL” and “WPL” tables below, the defined benefit pension plans amounts represent those respective amounts for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans amounts represent amounts for IPL and WPL employees, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

A reconciliation of the funded status of IPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on IPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2014	2013	2014	2013
Change in benefit obligation:
Net benefit obligation at January 1	$514.0	$559.2	$87.8	$96.0
Service cost	7.2	8.6	2.4	2.9
Interest cost	25.1	22.9	3.9	3.6
Plan participants’ contributions	—	—	0.9	0.9
Additional benefit costs	—	2.6	—	—
Actuarial (gain) loss	91.4	(44.3)	8.6	(7.0)
Gross benefits paid	(34.6)	(35.0)	(7.2)	(8.6)
Net benefit obligation at December 31	603.1	514.0	96.4	87.8
Change in plan assets:
Fair value of plan assets at January 1	485.9	458.8	81.2	78.8
Actual return on plan assets	32.1	61.2	3.6	10.0
Employer contributions	1.3	0.9	0.2	0.1
Plan participants’ contributions	—	—	0.9	0.9
Gross benefits paid	(34.6)	(35.0)	(7.2)	(8.6)
Fair value of plan assets at December 31	484.7	485.9	78.7	81.2
Under funded status at December 31	($118.4)	($28.1)	($17.7)	($6.6)

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2014	2013	2014	2013
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$1.2	$8.8
Other current liabilities	(0.8)	(0.8)	—	—
Pension and other benefit obligations	(117.6)	(27.3)	(18.9)	(15.4)
Net amounts recognized at December 31	($118.4)	($28.1)	($17.7)	($6.6)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (a):
Net actuarial loss	$233.1	$146.1	$27.9	$18.2
Prior service credit	(2.6)	(2.6)	(8.7)	(15.0)
	$230.5	$143.5	$19.2	$3.2

(a)
Refer to Note 2 for amounts recognized in “Regulatory assets” on IPL’s balance sheets. At December 31, 2014 and 2013, $0 and $1.0 million, respectively, of regulatory liabilities were recognized related to IPL’s OPEB plans.

A reconciliation of the funded status of WPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on WPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2014	2013	2014	2013
Change in benefit obligation:
Net benefit obligation at January 1	$460.8	$506.7	$85.6	$89.1
Service cost	4.9	5.9	2.0	2.5
Interest cost	22.6	20.7	3.8	3.4
Plan participants’ contributions	—	—	1.3	1.2
Additional benefit costs	—	0.6	—	—
Actuarial (gain) loss	86.7	(41.1)	9.2	(3.0)
Gross benefits paid	(27.4)	(32.0)	(7.9)	(7.6)
Net benefit obligation at December 31	547.6	460.8	94.0	85.6
Change in plan assets:
Fair value of plan assets at January 1	438.8	415.4	21.7	22.3
Actual return on plan assets	28.6	55.2	1.2	2.5
Employer contributions	0.3	0.2	5.5	3.3
Plan participants’ contributions	—	—	1.3	1.2
Gross benefits paid	(27.4)	(32.0)	(7.9)	(7.6)
Fair value of plan assets at December 31	440.3	438.8	21.8	21.7
Under funded status at December 31	($107.3)	($22.0)	($72.2)	($63.9)

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2014	2013	2014	2013
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$4.9	$5.8
Other current liabilities	(0.1)	(0.2)	(5.5)	(4.8)
Pension and other benefit obligations	(107.2)	(21.8)	(71.6)	(64.9)
Net amounts recognized at December 31	($107.3)	($22.0)	($72.2)	($63.9)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (a):
Net actuarial loss	$233.5	$152.2	$26.3	$18.3
Prior service credit	(1.0)	(0.7)	(5.6)	(9.5)
	$232.5	$151.5	$20.7	$8.8

(a)
Refer to Note 2 for amounts recognized in “Regulatory assets” on WPL’s balance sheets. At December 31, 2014 and 2013, $1.1 million and $1.1 million, respectively, of regulatory liabilities were recognized related to WPL’s OPEB plans.

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2014	2013	2014	2013
Accumulated benefit obligations	$1,255.0	$1,071.7	$231.1	$208.7
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,255.0	406.5	231.1	208.7
Fair value of plan assets	1,018.1	347.6	121.6	124.9
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,301.5	1,113.4	N/A	N/A
Fair value of plan assets	1,018.1	1,022.9	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2014	2013	2014	2013
Accumulated benefit obligations	$575.5	$491.5	$96.4	$87.8
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	575.5	159.3	96.4	87.8
Fair value of plan assets	484.7	144.6	78.7	81.2
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	603.1	514.0	N/A	N/A
Fair value of plan assets	484.7	485.9	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2014	2013	2014	2013
Accumulated benefit obligations	$532.5	$446.7	$94.0	$85.6
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	532.5	115.6	94.0	85.6
Fair value of plan assets	440.3	106.8	21.8	21.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	547.6	460.8	N/A	N/A
Fair value of plan assets	440.3	438.8	N/A	N/A

In addition to the amounts recognized in “Regulatory assets and regulatory liabilities” in the above tables for IPL and WPL, “Regulatory assets” and “Regulatory liabilities” were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2014	2013	2014	2013
Regulatory assets	$38.2	$26.5	$28.0	$19.8
Regulatory liabilities	—	1.7	—	1.3

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2015 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2.5	$0.8	$0.2
OPEB plans	5.7	—	5.5

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2015	2016	2017	2018	2019	2020 - 2024
Defined benefit pension benefits	$66.7	$71.5	$69.3	$72.9	$73.6	$396.1
OPEB	17.6	16.8	16.7	16.9	17.0	84.0
	$84.3	$88.3	$86.0	$89.8	$90.6	$480.1

IPL	2015	2016	2017	2018	2019	2020 - 2024
Defined benefit pension benefits	$30.4	$31.6	$33.1	$34.9	$34.7	$189.9
OPEB	7.4	7.2	7.2	7.2	7.2	35.3
	$37.8	$38.8	$40.3	$42.1	$41.9	$225.2

WPL	2015	2016	2017	2018	2019	2020 - 2024
Defined benefit pension benefits	$28.4	$28.0	$28.8	$30.1	$30.5	$163.4
OPEB	7.7	7.0	7.0	7.0	7.1	34.2
	$36.1	$35.0	$35.8	$37.1	$37.6	$197.6

Investment Policy and Strategy for Plan Assets - Investment policies and strategies employed with respect to assets of defined benefit pension and OPEB plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. It is recognized that risk and volatility are present with all types of investments. However, risk is mitigated at the total fund level through diversification by asset class including U.S. and international equity and fixed income exposure, global asset and risk parity strategies, the number of individual investments, and sector and industry limits. Global asset and risk parity strategies include investments in global equity, global debt, commodities and currencies.

Defined Benefit Pension Plans Assets - For assets of defined benefit pension plans, the mix among asset classes is controlled by asset allocation targets. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms.

At December 31, 2014, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	5%
Equity securities:
U.S. large cap core	8%	-	18%	13%
U.S. large cap value	2.5%	-	12.5%	7%
U.S. large cap growth	2.5%	-	12.5%	7%
U.S. small cap value	0%	-	4%	1%
U.S. small cap growth	0%	-	4%	2%
International - developed markets	7%	-	19%	10%
International - emerging markets	0%	-	10%	5%
Global asset allocation securities	5%	-	15%	10%
Risk parity allocation securities	5%	-	15%	10%
Fixed income securities	20%	-	40%	30%

Other Postretirement Benefits Plans Assets - OPEB plans assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment policy and strategy of the 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million, the mix among asset classes is controlled by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Mutual funds are used to achieve the desired diversification. At December 31, 2014, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	2%
Equity securities:
Domestic	25%	-	45%	36%
International	10%	-	20%	14%
Global asset allocation securities	20%	-	40%	29%
Fixed income securities	10%	-	30%	19%

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

At December 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$49.3	$—	$49.3	$—	$32.6	$—	$32.6	$—
Equity securities:
U.S. large cap core	137.2	137.2	—	—	134.1	134.1	—	—
U.S. large cap value	72.2	—	72.2	—	77.0	—	77.0	—
U.S. large cap growth	73.2	—	73.2	—	77.4	—	77.4	—
U.S. small cap value	15.2	—	15.2	—	20.7	—	20.7	—
U.S. small cap growth	15.9	15.9	—	—	20.8	20.8	—	—
International - developed markets	102.9	52.1	50.8	—	136.3	68.0	68.3	—
International - emerging markets	47.2	47.2	—	—	48.4	48.4	—	—
Global asset allocation securities	99.9	57.2	42.7	—	99.1	56.7	42.4	—
Risk parity allocation securities	102.5	—	102.5	—	96.1	—	96.1	—
Fixed income securities:
Corporate bonds	0.1	—	0.1	—	29.2	—	29.2	—
Government and agency obligations	—	—	—	—	49.1	—	49.1	—
Fixed income funds	302.7	0.2	302.5	—	202.2	0.2	202.0	—
	1,018.3	$309.8	$708.5	$—	1,023.0	$328.2	$694.8	$—
Accrued investment income	0.1				0.7
Due to brokers, net (pending trades with brokers)	(0.3)				(0.8)
Total pension plan assets	$1,018.1				$1,022.9

At December 31, the fair values of IPL’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$23.5	$—	$23.5	$—	$15.4	$—	$15.4	$—
Equity securities:
U.S. large cap core	65.3	65.3	—	—	63.7	63.7	—	—
U.S. large cap value	34.4	—	34.4	—	36.6	—	36.6	—
U.S. large cap growth	34.9	—	34.9	—	36.8	—	36.8	—
U.S. small cap value	7.2	—	7.2	—	9.8	—	9.8	—
U.S. small cap growth	7.6	7.6	—	—	9.9	9.9	—	—
International - developed markets	49.0	24.8	24.2	—	64.8	32.3	32.5	—
International - emerging markets	22.5	22.5	—	—	23.0	23.0	—	—
Global asset allocation securities	47.5	27.2	20.3	—	47.1	27.0	20.1	—
Risk parity allocation securities	48.8	—	48.8	—	45.7	—	45.7	—
Fixed income securities:
Corporate bonds	—	—	—	—	13.9	—	13.9	—
Government and agency obligations	—	—	—	—	23.3	—	23.3	—
Fixed income funds	144.1	0.1	144.0	—	96.1	0.1	96.0	—
	484.8	$147.5	$337.3	$—	486.1	$156.0	$330.1	$—
Accrued investment income	0.1				0.2
Due to brokers, net (pending trades with brokers)	(0.2)				(0.4)
Total pension plan assets	$484.7				$485.9

At December 31, the fair values of WPL’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$21.3	$—	$21.3	$—	$14.0	$—	$14.0	$—
Equity securities:
U.S. large cap core	59.3	59.3	—	—	57.5	57.5	—	—
U.S. large cap value	31.3	—	31.3	—	33.1	—	33.1	—
U.S. large cap growth	31.7	—	31.7	—	33.2	—	33.2	—
U.S. small cap value	6.6	—	6.6	—	8.9	—	8.9	—
U.S. small cap growth	6.9	6.9	—	—	8.9	8.9	—	—
International - developed markets	44.5	22.5	22.0	—	58.5	29.2	29.3	—
International - emerging markets	20.4	20.4	—	—	20.8	20.8	—	—
Global asset allocation securities	43.2	24.8	18.4	—	42.5	24.3	18.2	—
Risk parity allocation securities	44.3	—	44.3	—	41.2	—	41.2	—
Fixed income securities:
Corporate bonds	—	—	—	—	12.5	—	12.5	—
Government and agency obligations	—	—	—	—	21.0	—	21.0	—
Fixed income funds	130.9	0.1	130.8	—	86.8	0.1	86.7	—
	440.4	$134.0	$306.4	$—	438.9	$140.8	$298.1	$—
Accrued investment income	—				0.2
Due to brokers, net (pending trades with brokers)	(0.1)				(0.3)
Total pension plan assets	$440.3				$438.8

At December 31, the fair values of Alliant Energy’s OPEB plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.7	$—	$3.7	$—	$3.9	$—	$3.9	$—
Equity securities:
U.S. blend	35.8	35.8	—	—	36.8	36.8	—	—
U.S. large cap core	2.9	2.9	—	—	2.9	2.9	—	—
U.S. large cap value	1.5	—	1.5	—	1.7	—	1.7	—
U.S. large cap growth	1.6	—	1.6	—	1.7	—	1.7	—
U.S. small cap value	0.3	—	0.3	—	0.5	—	0.5	—
U.S. small cap growth	0.4	0.4	—	—	0.5	0.5	—	—
International - blend	14.2	14.2	—	—	15.4	15.4	—	—
International - developed markets	2.2	1.1	1.1	—	3.0	1.5	1.5	—
International - emerging markets	1.0	1.0	—	—	1.1	1.1	—	—
Global asset allocation securities	30.3	29.4	0.9	—	30.4	29.5	0.9	—
Risk parity allocation securities	2.2	—	2.2	—	2.1	—	2.1	—
Fixed income securities:
Corporate bonds	—	—	—	—	0.6	—	0.6	—
Government and agency obligations	—	—	—	—	1.1	—	1.1	—
Fixed income funds	25.5	19.0	6.5	—	23.2	18.8	4.4	—
Total OPEB plan assets	$121.6	$103.8	$17.8	$—	$124.9	$106.5	$18.4	$—

At December 31, the fair values of IPL’s OPEB plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.4	$—	$1.4	$—	$1.5	$—	$1.5	$—
Equity securities:
U.S. blend	27.2	27.2	—	—	27.8	27.8	—	—
U.S. large cap core	0.5	0.5	—	—	0.7	0.7	—	—
U.S. large cap value	0.3	—	0.3	—	0.4	—	0.4	—
U.S. large cap growth	0.3	—	0.3	—	0.4	—	0.4	—
U.S. small cap value	0.1	—	0.1	—	0.1	—	0.1	—
U.S. small cap growth	0.1	0.1	—	—	0.1	0.1	—	—
International - blend	10.7	10.7	—	—	11.6	11.6	—	—
International - developed markets	0.4	0.2	0.2	—	0.8	0.4	0.4	—
International - emerging markets	0.2	0.2	—	—	0.3	0.3	—	—
Global asset allocation securities	21.6	21.5	0.1	—	21.6	21.4	0.2	—
Risk parity allocation securities	0.4	—	0.4	—	0.5	—	0.5	—
Fixed income securities:
Corporate bonds	—	—	—	—	0.1	—	0.1	—
Government and agency obligations	—	—	—	—	0.3	—	0.3	—
Fixed income funds	15.5	14.3	1.2	—	15.0	13.9	1.1	—
Total OPEB plan assets	$78.7	$74.7	$4.0	$—	$81.2	$76.2	$5.0	$—

At December 31, the fair values of WPL’s OPEB plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.4	$—	$1.4	$—	$1.4	$—	$1.4	$—
Equity securities:
U.S. blend	3.6	3.6	—	—	3.6	3.6	—	—
U.S. large cap core	1.6	1.6	—	—	1.5	1.5	—	—
U.S. large cap value	0.8	—	0.8	—	0.8	—	0.8	—
U.S. large cap growth	0.8	—	0.8	—	0.8	—	0.8	—
U.S. small cap value	0.2	—	0.2	—	0.2	—	0.2	—
U.S. small cap growth	0.2	0.2	—	—	0.2	0.2	—	—
International - blend	1.4	1.4	—	—	1.5	1.5	—	—
International - developed markets	1.2	0.6	0.6	—	1.5	0.7	0.8	—
International - emerging markets	0.5	0.5	—	—	0.5	0.5	—	—
Global asset allocation securities	3.8	3.3	0.5	—	3.8	3.3	0.5	—
Risk parity allocation securities	1.1	—	1.1	—	1.1	—	1.1	—
Fixed income securities:
Corporate bonds	—	—	—	—	0.3	—	0.3	—
Government and agency obligations	—	—	—	—	0.5	—	0.5	—
Fixed income funds	5.2	1.8	3.4	—	4.0	1.8	2.2	—
Total OPEB plan assets	$21.8	$13.0	$8.8	$—	$21.7	$13.1	$8.6	$—
For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2014 and 2013.

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

In 2008, a class-action lawsuit was filed against the Cash Balance Plan. The complaint alleged that certain Cash Balance Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Cash Balance Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Cash Balance Plan participants were limited to individuals who, prior to normal retirement age, received a lump-sum distribution or an annuity payment.

The Cash Balance Plan entered into a stipulation agreement with the plaintiffs, which was filed with the Court in 2013 settling all open matters in the case. In January 2014, the Court entered final judgment in the total amount of $9.0 million. Plaintiffs’ attorney’s fees and costs were paid from the final damages. Due to the stipulation agreement filed with the Court in 2013, Alliant Energy, IPL and WPL recognized the additional benefits to be paid to the plaintiffs in their income statements in 2013. As a result of the January 2014 final Court order requiring plaintiffs’ attorney’s fees and costs to be paid out of the final judgment, Alliant Energy, IPL and WPL reversed the reserve previously recorded related to payment of plaintiffs’ attorney’s fees and costs. As a result of recognizing the additional benefits of $9.0 million to be paid to the plaintiffs and reversing the previously recorded reserve of $6.7 million for plaintiffs’ attorney’s fees and costs, there was not a net material impact on Alliant Energy’s, IPL’s or WPL’s results of operations for 2013.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock represented 12.6% and 11.3% of total assets held in 401(k) savings plans at December 31, 2014 and 2013, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy			IPL (a)			WPL (a)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
401(k) costs	$22.5	$19.2	$18.5	$11.1	$9.9	$9.6	$10.5	$8.5	$8.1

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - In 2010, Alliant Energy’s shareowners approved the OIP, which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and performance-based cash awards to key employees. At December 31, 2014, performance shares and restricted stock were outstanding and 3.9 million shares of Alliant Energy’s common stock remained available for grants under the OIP. Alliant Energy satisfies payouts related to equity awards under the OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term performance-based awards, including performance units and restricted cash awards to certain key employees. At December 31, 2014, performance units and performance contingent cash awards were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments.

A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Compensation expense	$15.3	$12.0	$6.9	$8.3	$6.2	$3.6	$6.4	$5.2	$3.0
Income tax benefits	6.2	4.8	2.8	3.4	2.5	1.5	2.6	2.1	1.2

As of December 31, 2014, total unrecognized compensation cost related to share-based compensation awards was $6.5 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units - Payouts of performance shares and units to key employees are contingent upon achievement over 3-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Payouts of nonvested performance shares and units are based on achievement of the performance criteria and are prorated at retirement, death or disability based on time worked during the first year of the performance period and prorated at involuntary termination without cause based on time worked during the entire performance period. Upon achievement of the performance criteria, payouts of these performance shares and units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested performance shares and units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Nonvested performance shares and units do not have non-forfeitable rights to dividends when dividends are paid to common shareowners. Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance shares activity was as follows:

	2014	2013	2012
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares, January 1	139,940	145,277	236,979
Granted	51,221	49,093	45,612
Vested	(45,235)	(54,430)	(111,980)
Forfeited (b)	(1,502)	—	(25,334)
Nonvested shares, December 31	144,424	139,940	145,277

(a)
Share amounts represent the target number of performance shares. Each performance share’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

(b)	Forfeitures were primarily caused by retirements and voluntary terminations of participants.

Certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2014	2013	2012
	2011 Grant	2010 Grant	2009 Grant
Performance shares vested	45,235	54,430	111,980
Percentage of target number of performance shares	147.5%	197.5%	162.5%
Aggregate payout value (in millions)	$3.4	$4.8	$8.0
Payout - cash (in millions)	$2.9	$4.4	$7.8
Payout - common stock shares issued	4,810	4,177	6,399

Performance Units - Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity was as follows:

	2014	2013	2012
	Units (a)	Units (a)	Units (a)
Nonvested units, January 1	65,912	64,969	42,996
Granted	20,422	22,201	24,686
Vested	(20,751)	(19,760)	—
Forfeited	(1,918)	(1,498)	(2,713)
Nonvested units, December 31	63,665	65,912	64,969

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

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at December 31, 2014, by year of grant, were as follows:

	Performance Shares			Performance Units
	2014 Grant	2013 Grant	2012 Grant	2014 Grant	2013 Grant	2012 Grant
Nonvested awards	49,719	49,093	45,612	19,440	21,380	22,845
Alliant Energy common stock closing price on December 31, 2014	$66.42	$66.42	$66.42
Alliant Energy common stock closing price on grant date				$53.77	$47.58	$43.05
Estimated payout percentage based on performance criteria	125%	160%	168%	125%	160%	168%
Fair values of each nonvested award	$83.03	$106.27	$111.25	$67.21	$76.13	$72.11

At December 31, 2014, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance-contingent Restricted Stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Payouts of nonvested performance-contingent restricted stock are based on achievement of the performance criteria and are prorated at retirement, death or disability based on time worked during the first year of the performance period and prorated at involuntary termination without cause based on time worked during the entire performance period. Upon achievement of the performance criteria, payouts of this performance-contingent restricted stock to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. The fair value of performance-contingent restricted stock is based on the closing market price on the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2014		2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	158,922	$42.71	211,651	$32.42	301,738	$32.60
Granted	51,221	53.77	49,093	47.58	45,612	43.05
Vested (a)	(90,847)	40.91	—	—	(65,172)	32.56
Forfeited (b)	(20,484)	39.85	(101,822)	23.67	(70,527)	39.93
Nonvested shares, December 31	98,812	50.69	158,922	42.71	211,651	32.42

(a)
In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met. In 2012, 65,172 performance-contingent restricted shares granted in 2010 vested because the specified performance criteria for such shares were met.

(b)
In 2013 and 2012, 101,822 and 65,516 performance-contingent restricted shares granted in 2009 and 2008, respectively, were forfeited because the specified performance criteria for such shares were not met. The remaining forfeitures during 2014 and 2012 were primarily caused by retirements and terminations of participants.

Performance Contingent Cash Awards - Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Payouts of nonvested awards are based on achievement of the performance criteria and are prorated at retirement, death or disability based on time worked during the first year of the performance period. Upon achievement of the performance criteria, payouts of these awards to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period.

Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity was as follows:

	2014	2013	2012
	Awards	Awards	Awards
Nonvested awards, January 1	96,977	59,639	46,676
Granted	42,446	39,530	36,936
Vested (a)	(55,517)	—	(21,605)
Forfeited	(4,976)	(2,192)	(2,368)
Nonvested awards, December 31	78,930	96,977	59,639

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

Company Stock Accounts - The DCP does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s balance sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock accounts and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust were as follows (in millions):

	2014	2013
Carrying value	$8.9	$8.0
Fair market value	15.9	11.7

Interest and Equity Accounts - Distributions from participants’ interest and equity accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest and equity accounts are recorded in “Pension and other benefit obligations” on Alliant Energy’s and IPL’s balance sheets. At December 31, the carrying value of deferred compensation obligations for participants’ interest and equity accounts, which approximates fair market value, was as follows (in millions):

	Alliant Energy		IPL
	2014	2013	2014	2013
Carrying value	$17.8	$15.9	$5.2	$5.2

(13) ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind projects, certain ash ponds, active ash landfills, certain coal yards and above ground storage tanks. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Balance, January 1	$109.7	$101.5	$47.9	$45.5	$52.4	$46.9
Revisions in estimated cash flows	—	5.6	—	0.1	—	5.5
Liabilities settled	(3.4)	(2.3)	(1.4)	(0.6)	(2.0)	(1.7)
Liabilities incurred	3.7	1.2	3.5	1.2	0.2	—
Accretion expense	4.0	3.7	1.8	1.7	1.8	1.7
Balance, December 31	$114.0	$109.7	$51.8	$47.9	$52.4	$52.4

In addition, certain AROs related to EGU assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable. Removal costs of these EGUs are being recovered in rates and are recorded in regulatory liabilities.

In December 2014, the EPA issued the final CCR rule, which regulates CCR as a non-hazardous waste. IPL and WPL have current and former coal-fired EGUs with existing coal ash surface impoundments, as well as active CCR company-owned landfills that are impacted by this rule. Alliant Energy, IPL and WPL are currently evaluating the final rule to determine the full impact of the final CCR rule, including any additional AROs that may need to be recognized in 2015 as a result of this rule. Expenditures incurred by IPL and WPL to comply with the CCR rule are anticipated to be recovered in rates from their customers. Refer to Note 16(e) for further discussion of the final CCR rule.

(14) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2014
Assets:
Derivative assets (Note 15)	$38.6	$38.6	$28.0	$28.0	$10.6	$10.6
Deferred proceeds (sales of receivables) (Note 5(b))	177.2	177.2	177.2	177.2	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	3,789.7	4,418.2	1,768.7	2,053.0	1,573.9	1,908.9
Cumulative preferred stock (Note 8)	200.0	200.2	200.0	200.2	—	—
Derivative liabilities (Note 15)	37.6	37.6	19.5	19.5	18.1	18.1
2013
Assets:
Derivative assets (Note 15)	26.7	26.7	21.1	21.1	5.6	5.6
Deferred proceeds (sales of receivables) (Note 5(b))	203.5	203.5	203.5	203.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	3,336.3	3,712.3	1,558.4	1,726.4	1,332.1	1,532.9
Cumulative preferred stock (Note 8)	200.0	167.0	200.0	167.0	—	—
Derivative liabilities (Note 15)	20.8	20.8	5.2	5.2	15.6	15.6

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. At each reporting date, Level 1 items included IPL’s 5.1% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. At each reporting date, Level 2 items included certain non-exchange traded commodity contracts and substantially all of the long-term debt instruments.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. At each reporting date, Level 3 items included FTRs, certain non-exchange traded commodity contracts and IPL’s deferred proceeds.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap contracts (IPL and WPL)
Natural gas options and physical forward contracts (WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 5(b) for additional information regarding deferred proceeds.

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

Items subject to fair value measurement disclosure requirements at December 31 were as follows (in millions):

Alliant Energy	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$38.6	$—	$2.6	$36.0	$26.7	$—	$4.7	$22.0
Deferred proceeds	177.2	—	—	177.2	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	4,418.2	—	4,414.9	3.3	3,712.3	—	3,711.8	0.5
Cumulative preferred stock	200.2	200.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	37.6	—	19.5	18.1	20.8	—	3.2	17.6

IPL	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$28.0	$—	$2.4	$25.6	$21.1	$—	$3.0	$18.1
Deferred proceeds	177.2	—	—	177.2	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	2,053.0	—	2,053.0	—	1,726.4	—	1,726.4	—
Cumulative preferred stock	200.2	200.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	19.5	—	13.3	6.2	5.2	—	1.7	3.5

WPL	2014				2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$10.6	$—	$0.2	$10.4	$5.6	$—	$1.7	$3.9
Capitalization and liabilities:
Long-term debt (including current maturities)	1,908.9	—	1,908.9	—	1,532.9	—	1,532.9	—
Derivatives - commodity contracts	18.1	—	6.2	11.9	15.6	—	1.5	14.1

Unrealized gains and losses from derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2014	2013	2014	2013
Beginning balance, January 1	$4.4	$11.9	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets	11.1	(12.7)	—	—
Transfers into Level 3 (a)	—	0.1	—	—
Transfers out of Level 3 (b)	—	2.0	—	—
Purchases	76.7	50.9	—	—
Sales	(2.2)	—	—	—
Settlements (c)	(72.1)	(47.8)	(26.3)	136.7
Ending balance, December 31	$17.9	$4.4	$177.2	$203.5
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($0.4)	($12.7)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2014	2013	2014	2013
Beginning balance, January 1	$14.6	$12.5	$203.5	$66.8
Total net losses (realized/unrealized) included in changes in net assets	(5.9)	(4.6)	—	—
Transfers out of Level 3 (b)	—	1.0	—	—
Purchases	68.8	46.1	—	—
Sales	(2.0)	—	—	—
Settlements (c)	(56.1)	(40.4)	(26.3)	136.7
Ending balance, December 31	$19.4	$14.6	$177.2	$203.5
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($9.3)	($4.6)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2014	2013
Beginning balance, January 1	($10.2)	($0.6)
Total net gains (losses) (realized/unrealized) included in changes in net assets	17.0	(8.1)
Transfers into Level 3 (a)	—	0.1
Transfers out of Level 3 (b)	—	1.0
Purchases	7.9	4.8
Sales	(0.2)	—
Settlements	(16.0)	(7.4)
Ending balance, December 31	($1.5)	($10.2)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$8.9	($8.1)

(a)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(c)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2014	($7.0)	$24.9	($3.2)	$22.6	($3.8)	$2.3
2013	(13.9)	18.3	(2.1)	16.7	(11.8)	1.6

(15) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 14 for detailed discussion of derivative instruments.

Notional Amounts - As of December 31, 2014, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	4,067	1,553	1,314	1,314	8,248
FTRs (MWhs)	9,505	—	—	—	9,505
Natural gas (Dths)	56,250	20,225	1,829	—	78,304
Coal (tons)	1,490	1,899	1,073	1,113	5,575
IPL
Electricity (MWhs)	1,765	—	—	—	1,765
FTRs (MWhs)	5,503	—	—	—	5,503
Natural gas (Dths)	39,727	10,178	1,014	—	50,919
Coal (tons)	75	830	274	387	1,566
WPL
Electricity (MWhs)	2,302	1,553	1,314	1,314	6,483
FTRs (MWhs)	4,002	—	—	—	4,002
Natural gas (Dths)	16,523	10,047	815	—	27,385
Coal (tons)	1,415	1,069	799	726	4,009

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheet as assets or liabilities. At December 31, the fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	2014	2013	2014	2013	2014	2013
Current derivative assets	$30.5	$25.6	$27.4	$20.2	$3.1	$5.4
Non-current derivative assets	8.1	1.1	0.6	0.9	7.5	0.2
Current derivative liabilities	28.1	6.7	16.4	3.0	11.7	3.7
Non-current derivative liabilities	9.5	14.1	3.1	2.2	6.4	11.9

Changes in unrealized gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Regulatory assets	($13.8)	($14.7)	($37.9)	($5.8)	($6.6)	($16.8)	($8.0)	($8.1)	($21.1)
Regulatory liabilities	37.4	22.2	20.3	10.2	11.8	13.5	27.2	10.4	6.8

Net unrealized gains (losses) from commodity contracts during 2014, 2013 and 2012 were primarily due to changes in electricity and natural gas prices during such periods.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position, as well as amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered, were as follows (in millions):

	2014			2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Aggregate fair value	$37.6	$19.5	$18.1	$20.8	$5.2	$15.6
Credit support to be posted if triggered	37.4	19.5	17.9	20.8	5.2	15.6

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, derivative assets and derivative liabilities related to commodity contracts would have been presented on the balance sheets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
2014
Derivative assets	$38.6	$33.0	$28.0	$24.7	$10.6	$8.3
Derivative liabilities	37.6	32.0	19.5	16.2	18.1	15.8
2013
Derivative assets	26.7	23.5	21.1	19.5	5.6	4.0
Derivative liabilities	20.8	17.6	5.2	3.6	15.6	14.0

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

(16) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the construction of Marshalltown and the installation of a scrubber at Lansing Unit 4 to reduce SO2 emissions. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, and generation maintenance and performance improvements at Columbia Units 1 and 2. At December 31, 2014, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $25 million, $6 million and $19 million, respectively.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At December 31, 2014, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2015	2016	2017	2018	2019	Thereafter	Total
Purchased power (a):
DAEC (IPL) (b)	$119	$125	$138	$131	$143	$882	$1,538
Other	74	46	44	44	—	—	208
	193	171	182	175	143	882	1,746
Natural gas	175	69	23	5	2	4	278
Coal (c)	124	78	47	34	8	—	291
SO2 emission allowances (d)	12	14	8	—	—	—	34
Other (e)	10	1	—	—	—	—	11
	$514	$333	$260	$214	$153	$886	$2,360

IPL	2015	2016	2017	2018	2019	Thereafter	Total
Purchased power (a):
DAEC (b)	$119	$125	$138	$131	$143	$882	$1,538
Other	—	1	—	—	—	—	1
	119	126	138	131	143	882	1,539
Natural gas	108	32	5	2	2	4	153
Coal (c)	61	35	20	11	—	—	127
SO2 emission allowances (d)	12	14	8	—	—	—	34
Other (e)	6	—	—	—	—	—	6
	$306	$207	$171	$144	$145	$886	$1,859

WPL	2015	2016	2017	2018	2019	Thereafter	Total
Purchased power (a)	$74	$45	$44	$44	$—	$—	$207
Natural gas	67	37	18	3	—	—	125
Coal (c)	63	43	27	23	8	—	164
Other (e)	2	1	—	—	—	—	3
	$206	$126	$89	$70	$8	$—	$499

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Refer to Note 18 for additional information on purchased power transactions.

(b)
Includes commitments incurred under a PPA, which grants IPL rights to purchase up to 431 MWs of capacity and the resulting energy from DAEC for a term through December 31, 2025. If energy delivered is less than the targeted energy amount, an adjustment payment will be made to IPL, which will be reflected in IPL’s fuel adjustment clause.

(c)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2014 regarding expected future usage, which is subject to change.

(d)	Refer to Note 2 for discussion of $34 million of charges recognized by Alliant Energy and IPL in 2011 for forward contracts to purchase SO2 emission allowances.

(e)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2014.

Certain contracts are considered leases and are therefore not included here, but are included in Note 10.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the

Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of December 31, 2014. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of December 31, 2014, Alliant Energy had $251 million of performance guarantees outstanding with $128 million, $48 million and $75 million currently expected to expire in 2015, 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of December 31, 2014. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss. Refer to Note 19 for further discussion of RMT, including amounts, Alliant Energy recorded to “Operating expenses” in 2014 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of December 31, 2014, the present value of the abandonment obligations is estimated at $35 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of December 31, 2014.

(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as environmental liabilities. At December 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Current environmental liabilities	$2.0	$3.6	$1.7	$2.8	$0.3	$0.8
Non-current environmental liabilities	13.5	15.4	11.9	13.6	1.6	1.7
	$15.5	$19.0	$13.6	$16.4	$1.9	$2.5

MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 25 and 5 sites, respectively. Included in IPL’s sites is a Minnesota site for which responsibility of monitoring and/or remediating the site is expected to be transferred to the buyer as part of the anticipated sale of IPL’s Minnesota natural gas distribution assets.

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At December 31, 2014, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$12	-	$31	$11	-	$29	$1	-	$2
Current and non-current environmental liabilities	16			14			2

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

WPL is also required to fuel switch or retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015, and Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2, and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. In addition, WPL will complete approximately $7 million in environmental mitigation projects.

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters are included below, along with a brief description of these environmental rules.

Air Quality -
CSAPR is an emissions trading program that requires SO2 and NOx emissions reductions at certain IPL and WPL fossil-fueled EGUs through installation of emission controls and/or purchases of allowances. Compliance with emissions limits began in 2015, with additional emissions limits reductions beginning in 2017.

CAVR requires states to develop and implement plans to address visibility impairment in designated national parks and wilderness areas. These implementation plans require BART emission controls at certain IPL and WPL fossil-fueled EGUs and other additional measures needed for reducing state contributions to regional haze.

MATS Rule requires compliance with emission limits for mercury and other HAPs and work practice standards for existing coal-fired EGUs. Compliance is required by April 2015; however, an entity can request an additional year for compliance for certain EGUs. The Wisconsin DNR approved an extension to the MATS compliance deadline to April 2016 for WPL’s Edgewater Unit 3 and Nelson Dewey Units 1 and 2.

Industrial Boiler and Process Heater MACT Rule requires compliance with HAPs emission limitations and work practice standards at certain IPL and WPL EGUs and fossil-fueled auxiliary boilers and process heaters located at EGUs by January 2016.

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

SO2 NAAQS Rule establishes SO2 standards for certain areas of the U.S. currently exceeding the SO2 standard based on ambient monitoring data. IPL and WPL do not currently operate any EGUs in any areas that have non-attainment designations.

CAA Section 111(d) proposal would reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. The EPA is currently expected to issue final standards in 2015.

CAA Section 111(b) proposal would establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. The EPA is currently expected to issue final standards in 2015.

Water Quality -
Section 316(b) of the Federal Clean Water Act regulates cooling water intake structures and minimizes adverse environmental impacts to fish and other aquatic life. Compliance will be incorporated during periodic facility permit renewal cycles, with final compliance anticipated by 2022.

Effluent Limitation Guidelines proposal would require changes to discharge limits for wastewater from steam generating facilities. Compliance would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the issuance of the final guidelines.

Hydroelectric Fish Passage Device - WPL is currently required to install an agency-approved fish passage device at its Prairie du Sac hydro plant by December 31, 2020.

Land and Solid Waste -
CCR Rule establishes minimum criteria for disposing of CCR in landfills and surface impoundments (ash ponds), and allows for continued operation of ash ponds if they meet certain performance criteria. The schedule for compliance with this rule has not yet been established.

(f) Credit Risk - IPL and WPL provide regulated electricity and natural gas services to residential, commercial, industrial and wholesale customers in the Midwest region of the U.S. The geographic concentration of these customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a diverse customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or natural gas services.

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

Credit policies are maintained to mitigate credit risk. These credit policies include evaluation of the financial condition of certain counterparties, use of credit risk-related contingent provisions in certain commodity agreements that require credit support from counterparties that exceed certain exposure limits, diversification of counterparties to reduce concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with certain counterparties.

IPL has a PPA that grants it rights to purchase capacity and the resulting energy from DAEC through December 31, 2025. This PPA exposes Alliant Energy and IPL to risk of counterparty non-performance. However, financial risk is mitigated by IPL’s fuel-related cost recovery mechanisms. Refer to Note 16(b) for further discussion of the DAEC PPA.

Based on these credit policies, counterparty diversification and utility cost recovery mechanisms, it is unlikely that counterparty non-performance would have a material effect on financial condition or results of operations. However, there is no assurance that these items will protect against all losses from counterparty non-performance.

Refer to Notes 5(a) and 15 for details of allowances for doubtful accounts and credit risk-related contingent features, respectively.

(17) SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2014 are:

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

Certain financial information relating to Alliant Energy’s business segments, products and services and geographic information was as follows (in millions):

	Utility				Non-Regulated,	Alliant Energy
2014	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,713.6	$517.5	$66.1	$3,297.2	$53.1	$3,350.3
Depreciation and amortization	347.0	29.9	1.8	378.7	9.4	388.1
Operating income	442.4	53.8	14.0	510.2	33.4	543.6
Interest expense				176.3	4.3	180.6
Equity income from unconsolidated investments, net	(42.8)	—	—	(42.8)	2.4	(40.4)
Income taxes				33.9	10.4	44.3
Net income attributable to Alliant Energy common shareowners				364.5	18.6	383.1
Total assets	9,660.4	913.5	1,016.1	11,590.0	495.9	12,085.9
Investments in equity method subsidiaries	294.3	—	—	294.3	2.3	296.6
Construction and acquisition expenditures	774.8	63.2	0.9	838.9	63.9	902.8

	Utility				Non-Regulated,	Alliant Energy
2013	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,689.0	$464.8	$71.3	$3,225.1	$51.7	$3,276.8
Depreciation and amortization	333.0	28.8	1.5	363.3	7.6	370.9
Operating income	444.5	57.3	6.3	508.1	25.8	533.9
Interest expense				166.3	6.5	172.8
Equity income from unconsolidated investments, net	(43.7)	—	—	(43.7)	—	(43.7)
Income taxes				49.3	4.6	53.9
Net income attributable to Alliant Energy common shareowners				349.5	8.8	358.3
Total assets	9,018.6	859.3	732.5	10,610.4	502.0	11,112.4
Investments in equity method subsidiaries	279.1	—	—	279.1	2.3	281.4
Construction and acquisition expenditures	677.3	47.0	7.3	731.6	66.7	798.3

	Utility				Non-Regulated,	Alliant Energy
2012	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,589.3	$396.3	$56.7	$3,042.3	$52.2	$3,094.5
Depreciation and amortization	299.3	29.1	1.4	329.8	2.6	332.4
Operating income	426.2	51.5	7.4	485.1	34.6	519.7
Interest expense				158.7	(2.0)	156.7
Equity (income) loss from unconsolidated investments, net	(42.1)	—	—	(42.1)	0.8	(41.3)
Income taxes				74.8	14.6	89.4
Net income attributable to Alliant Energy common shareowners				300.0	19.8	319.8
Total assets	8,438.8	814.8	966.0	10,219.6	565.9	10,785.5
Investments in equity method subsidiaries	264.3	—	—	264.3	2.3	266.6
Construction and acquisition expenditures	994.0	31.4	0.1	1,025.5	132.6	1,158.1

Products and Services - Alliant Energy’s consolidated operating revenues by segment, which were substantially all related to services, were as follows:

	2014	2013	2012
Utility electric operations	81%	82%	84%
Utility gas operations	15%	14%	13%
Utility other	2%	2%	2%
Other	2%	2%	1%
	100%	100%	100%

Geographic Information - At December 31, 2014, 2013 and 2012, Alliant Energy, IPL and WPL did not have any long-lived assets to be held and used in foreign countries.

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

2014	Electric	Gas	Other	Total
Operating revenues	$1,493.3	$296.5	$58.3	$1,848.1
Depreciation and amortization	178.7	17.0	1.8	197.5
Operating income	166.8	25.7	16.7	209.2
Interest expense				89.9
Income tax benefit				(51.7)
Earnings available for common stock				184.4
Total assets	5,398.3	544.1	519.4	6,461.8
Construction and acquisition expenditures	490.0	35.1	0.9	526.0

2013	Electric	Gas	Other	Total
Operating revenues	$1,491.8	$273.9	$53.1	$1,818.8
Depreciation and amortization	173.1	16.5	1.5	191.1
Operating income	173.1	29.8	9.1	212.0
Interest expense				81.3
Income tax benefit				(37.9)
Earnings available for common stock				173.6
Total assets	4,905.3	518.8	381.9	5,806.0
Construction and acquisition expenditures	365.4	27.5	7.3	400.2

2012	Electric	Gas	Other	Total
Operating revenues	$1,371.1	$226.7	$52.5	$1,650.3
Depreciation and amortization	171.2	16.3	1.4	188.9
Operating income	166.2	24.2	9.9	200.3
Interest expense				78.5
Income tax benefit				(19.8)
Earnings available for common stock				137.6
Total assets	4,500.9	479.5	476.6	5,457.0
Construction and acquisition expenditures	291.0	16.4	0.1	307.5

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

2014	Electric	Gas	Other	Total
Operating revenues	$1,220.3	$221.0	$7.8	$1,449.1
Depreciation and amortization	168.3	12.9	—	181.2
Operating income (loss)	275.6	28.1	(2.7)	301.0
Interest expense				86.4
Equity income from unconsolidated investments	(42.8)	—	—	(42.8)
Income taxes				85.6
Earnings available for common stock				180.1
Total assets	4,262.1	369.4	496.7	5,128.2
Investments in equity method subsidiaries	294.3	—	—	294.3
Construction and acquisition expenditures	284.8	28.1	—	312.9

2013	Electric	Gas	Other	Total
Operating revenues	$1,197.2	$190.9	$18.2	$1,406.3
Depreciation and amortization	159.9	12.3	—	172.2
Operating income (loss)	271.4	27.5	(2.8)	296.1
Interest expense				85.0
Equity income from unconsolidated investments	(43.7)	—	—	(43.7)
Income taxes				87.2
Earnings available for common stock				175.9
Total assets	4,113.3	340.5	350.6	4,804.4
Investments in equity method subsidiaries	279.1	—	—	279.1
Construction and acquisition expenditures	311.9	19.5	—	331.4

2012	Electric	Gas	Other	Total
Operating revenues	$1,218.2	$169.6	$4.2	$1,392.0
Depreciation and amortization	128.1	12.8	—	140.9
Operating income (loss)	260.0	27.3	(2.5)	284.8
Interest expense				80.2
Equity income from unconsolidated investments	(42.1)	—	—	(42.1)
Income taxes				94.6
Earnings available for common stock				162.4
Total assets	3,937.9	335.3	489.4	4,762.6
Investments in equity method subsidiaries	264.3	—	—	264.3
Construction and acquisition expenditures	703.0	15.0	—	718.0

(18) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases were as follows (in millions):

	IPL			WPL
	2014	2013	2012	2014	2013	2012
Corporate Services billings	$148	$140	$129	$116	$103	$102
Sales credited	8	7	10	6	12	14
Purchases billed	422	365	301	125	68	61

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2014	2013
IPL	$84	$62
WPL	58	46

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2014	2013	2012
ATC billings to WPL	$96	$96	$90
WPL billings to ATC	9	12	11

As of December 31, 2014 and 2013, WPL owed ATC net amounts of $8 million and $8 million, respectively.

WPL’s Sheboygan Falls Lease - Refer to Note 10(b) for discussion of WPL’s Sheboygan Falls lease.

(19) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In January 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements was as follows (in millions):

	2014	2013	2012
Operating revenues	$—	$0.9	$289.2
Operating expenses	3.7	9.9	297.0
Interest expense and other	—	—	0.7
Loss before income taxes	(3.7)	(9.0)	(8.5)
Income tax benefit	(1.3)	(3.1)	(3.4)
Loss from discontinued operations, net of tax	($2.4)	($5.9)	($5.1)

Refer to Note 16(d) for further discussion of RMT.

In December 2014, the MPUC issued an order approving the proposed sale of IPL’s Minnesota natural gas distribution assets. As a result, these assets qualified as held for sale as of December 31, 2014. As of December 31, 2014, Alliant Energy’s and IPL’s balance sheets included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

Assets held for sale:
Current assets	$1.1
Property, plant and equipment, net	11.0
Other assets	7.0
Total assets held for sale	19.1
Liabilities held for sale:
Current liabilities	1.0
Other liabilities	7.1
Total liabilities held for sale	8.1
Net assets held for sale	$11.0

The operating results of IPL’s Minnesota natural gas distribution assets have not been separately classified and reported as discontinued operations in Alliant Energy’s and IPL’s income statements. Refer to Note 1(p) for discussion of Alliant Energy’s and IPL’s evaluation of discontinued operations related to these assets. Refer to Note 3 for further discussion of IPL’s anticipated sale of its Minnesota natural gas distribution assets.

(20) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. Refer to Note 19 for additional information on discontinued operations.

	2014				2013
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$952.8	$750.3	$843.1	$804.1	$859.6	$718.0	$866.6	$832.6
Operating income	154.2	103.3	194.8	91.3	120.7	103.2	201.4	108.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	108.0	62.1	155.2	60.2	72.9	65.9	158.9	66.5
Loss from discontinued operations, net of tax	—	(0.3)	(1.9)	(0.2)	(3.0)	(0.6)	(1.3)	(1.0)
Net income	108.0	61.8	153.3	60.0	69.9	65.3	157.6	65.5
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.97	0.56	1.40	0.54	0.66	0.59	1.43	0.60
Loss from discontinued operations, net of tax	—	—	(0.02)	—	(0.03)	—	(0.01)	(0.01)
Net income	0.97	0.56	1.38	0.54	0.63	0.59	1.42	0.59

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2014				2013
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$528.9	$411.9	$476.2	$431.1	$477.9	$383.4	$494.4	$463.1
Operating income	57.5	34.0	93.9	23.8	41.1	34.7	100.0	36.2
Net income	46.0	20.9	105.1	22.6	31.5	24.7	112.6	21.1
Earnings available for common stock	43.4	18.4	102.5	20.1	22.9	22.2	110.0	18.5

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2014				2013
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$410.4	$324.5	$354.4	$359.8	$369.8	$319.9	$360.9	$355.7
Operating income	87.7	60.0	93.9	59.4	72.7	59.7	95.9	67.8
Net income	54.8	34.6	61.6	29.8	43.6	34.4	61.3	38.2
Earnings available for common stock	54.8	34.6	61.6	29.1	42.0	34.4	61.3	38.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2014 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2014.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control over Financial Reporting” and, with respect to Alliant Energy, “Report of Independent Registered Public Accounting Firm,” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2015 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2015 Alliant Energy Proxy Statement. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. The information required by Item 10 relating to Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2015 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers for Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2014 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	274,024 (a)	$48.56	3,949,771 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	274,024	$48.56	3,949,771

(a)
Represents performance shares granted under the OIP. The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2014 and 2013 grants and at the actual performance multiplier of 168% for the 2012 grants.

(b)
All of the available shares under the OIP may be issued as awards in the form of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2014, there were performance shares and restricted stock awards outstanding under the OIP. Excludes 98,812 shares of non-vested restricted common stock previously issued and outstanding under the OIP at December 31, 2014.

(c)	As of December 31, 2014, there were 238,935 shares of Alliant Energy’s common stock outstanding under the DCP, which is described in Note 12(c).

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the 2015 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2014		2013		2014		2013
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,037	91%	$1,011	91%	$1,042	96%	$888	92%
Audit-related fees	88	8%	81	7%	38	3%	57	6%
Tax fees	—	—%	14	1%	—	—%	11	1%
All other fees	9	1%	5	1%	9	1%	5	1%
	$1,134	100%	$1,111	100%	$1,089	100%	$961	100%

IPL’s and WPL’s audit fees for 2014 and 2013 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2014 and 2013 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2014 and 2013 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations. IPL’s and WPL’s tax fees for 2013 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2014 and 2013 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

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

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Operating revenues	$2	$2	$2
Operating expenses	3	1	1
Operating income (loss)	(1)	1	1
Interest expense and other:
Equity earnings from consolidated subsidiaries	(387)	(362)	(322)
Interest expense	9	11	11
Interest income	(2)	(2)	(4)
Total interest expense and other	(380)	(353)	(315)
Income before income taxes	379	354	316
Income tax benefit	(4)	(4)	(4)
Net income	$383	$358	$320

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$95	$72
Other	4	3
	99	75
Investments:
Investments in consolidated subsidiaries	3,753	3,585
Other	15	14
	3,768	3,599
Other assets	10	6
Total assets	$3,877	$3,680

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS (continued)

	December 31,
	2014	2013
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$250
Commercial paper	141	96
Other	29	10
	170	356
Long-term debt, net	250	—
Other liabilities:
Deferred income taxes	11	39
Other	11	7
	22	46
Common equity:
Common stock and additional paid-in capital	1,510	1,509
Retained earnings	1,934	1,777
Shares in deferred compensation trust	(9)	(8)
	3,435	3,278
Total liabilities and equity	$3,877	$3,680

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash flows from operating activities	$246	$238	$260
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(90)	(120)	(230)
Capital repayments from consolidated subsidiaries	50	95	—
Net change in notes receivable from affiliates	(23)	5	134
Other	—	(2)	1
Net cash flows used for investing activities	(63)	(22)	(95)
Cash flows used for financing activities:
Common stock dividends	(226)	(208)	(199)
Proceeds from issuance of long-term debt	250	—	—
Payments to retire long-term debt	(250)	—	—
Net change in commercial paper	45	(9)	35
Other	(2)	1	(1)
Net cash flows used for financing activities	(183)	(216)	(165)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($11)	($13)	($11)
Income taxes, net	(5)	(7)	29

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in Alliant Energy’s 2014 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2014	$4.8	$11.7	$4.1	$15.5	$5.1
Year ended December 31, 2013	4.0	13.6	0.6	13.4	4.8
Year ended December 31, 2012	4.2	6.6	1.2	8.0	4.0
IPL (c)
Year ended December 31, 2014	$0.7	$11.5	$—	$11.8	$0.4
Year ended December 31, 2013	0.7	12.7	—	12.7	0.7
Year ended December 31, 2012	0.9	6.4	—	6.6	0.7
WPL
Year ended December 31, 2014	$1.7	$—	$4.1	$1.6	$4.2
Year ended December 31, 2013	1.8	—	0.6	0.7	1.7
Year ended December 31, 2012	1.9	0.1	1.2	1.4	1.8
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy
Year ended December 31, 2014	$38.2	$12.5	$—	$18.1	$32.6
Year ended December 31, 2013	33.4	23.2	—	18.4	38.2
Year ended December 31, 2012	25.9	9.6	—	2.1	33.4
IPL
Year ended December 31, 2014	$18.1	$3.9	$—	$11.4	$10.6
Year ended December 31, 2013	11.6	9.3	—	2.8	18.1
Year ended December 31, 2012	10.2	2.1	—	0.7	11.6
WPL
Year ended December 31, 2014	$16.2	$2.5	$—	$2.4	$16.3
Year ended December 31, 2013	13.5	8.8	—	6.1	16.2
Year ended December 31, 2012	11.7	3.1	—	1.3	13.5

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets.

(b)
Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Refer to Note 5(b) for discussion of IPL’s sales of accounts receivable program.

(d)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2015.

ALLIANT ENERGY CORPORATION

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2015.

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
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2015.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2015.

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
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2015.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2015.

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

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8 (Reg. No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective May 10, 2013 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed May 13, 2013 (File No. 1-9894))

3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.5 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))

3.5	Amended and Restated Articles of Incorporation of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed May 13, 2013 (File No. 1-4117))

3.6	Restated Bylaws of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, filed May 13, 2013 (File No. 1-4117))

4.1
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, filed December 19, 2011 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Amended and Restated Rights Agreement, dated as of December 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, filed December 12, 2008 (File No. 1-9894))

4.4
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, filed December 19, 2011 (File No. 0-337))

4.5
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.6	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))

4.7
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.8
Officer’s Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed October 2, 2008 (File No. 0-337))

4.9	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed July 8, 2009 (File No. 0-337))

4.10	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed June 11, 2010 (File No. 0-337))

4.11
Officers’ Certificate, dated as of November 19, 2012, creating WPL’s 2.25% Debentures due November 15, 2022 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed November 19, 2012 (File No. 0-337))

4.12
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

4.13
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, filed December 19, 2011 (File No. 1-4117))

4.14
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.15
Officer’s Certificate, dated as of September 10, 2003, creating IPL’s 5.875% Senior Debentures due September 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 11, 2003 (File No. 1-4117))

4.16
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.17	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))

4.17a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.18
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

4.19
Officer’s Certificate, dated as of October 1, 2008, creating IPL’s 7.25% Senior Debentures due October 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 2, 2008 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.21
Officer’s Certificate, dated as of June 10, 2010, creating IPL’s 3.30% Senior Debentures due June 15, 2015 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 11, 2010 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of August 23, 2010, creating IPL’s 3.65% Senior Debentures due September 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 24, 2010 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.24
Officer’s Certificate, dated as of November 24, 2014, creating IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 24, 2014 (File No. 1-4117))

4.25	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))

10.1	Operating Agreement of ATC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2
Term Loan Credit Agreement, dated as of October 7, 2014, between Alliant Energy, Wells Fargo Bank, N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 14, 2014 (File No. 1-9894))

10.3#	OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))

10.3a#	Amendment to the OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.3b#	Form of Performance Share Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3c#	Form of Performance Share Agreement amended in 2015, pursuant to the OIP, amended in 2012

10.3d#
Form of Performance Contingent Restricted Stock Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3e#	Form of Performance Contingent Restricted Stock Agreement amended in 2015, pursuant to the OIP, amended in 2012

10.4#	DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.4a#	Form of Restricted Cash Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5d to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.4b#	Form of Performance Restricted Award Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.5#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))

10.5a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.6#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.7#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))

10.7a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.8#
Form of SRP Agreement by and between Alliant Energy and each of T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.9#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))

10.9a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.9b#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 12, 2014 (File No. 1-9894))

10.10#	Form of KEESA, by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 29, 2010 (File No. 1-9894))

10.11#
Form of KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.12#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, J.H. Gallegos, T.L. Hanson, D.R. Kopp and J.O. Larsen (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.13#	Form of KEESA, by and between Alliant Energy and R.J. Durian

10.14#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 24, 2008 (File No. 1-9894))

10.14a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.15#	Executive Employee Reimbursement Agreement, by and between Alliant Energy and R.J. Durian (incorporated by reference to Exhibit 10.13 to Alliant Energy’s Form 10-K for the year 2013 (File No. 1-9894))

10.16#	Terms of Alliant Energy Management Performance Pay Plan

10.17#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2015

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiaries of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior VP and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior VP and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior VP and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.
* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (ii) Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (iv) Alliant Energy’s and IPL’s Consolidated Statements of Common Equity and WPL’s Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; and (v) the Combined Notes to Consolidated Financial Statements.