Form 10-Q
period 2015-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2015-05-01
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of March 31, 2015:

Alliant Energy Corporation	Common stock, $0.01 par value, 112,977,238 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2014 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2014
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MATS	Mercury and Air Toxic Standard
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SO2	Sulfur dioxide
SSR	System Support Resource
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2015 and 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2015 and 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention, customer- and third party-owned generation and customer disconnects on sales volumes and margins;

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements and expansion of IPL’s and WPL’s natural gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind project, the potential decommissioning of certain EGUs of IPL and WPL, and the anticipated sale of IPL’s electric distribution assets in Minnesota;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of coal, natural gas and purchased electricity;

•
changes in the price of delivered coal, natural gas and purchased electricity due to shifts in supply and demand caused by market conditions and regulations, and the ability to recover and to retain the recovery of related changes in purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the Sierra Club and the EPA, future changes in environmental laws and regulations, including the EPA’s proposed regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs and the final CCR Rule, and litigation associated with environmental requirements;

•
the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, state natural resources agencies or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;

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

•	risks associated with the deployment and integration of a new customer billing and information system expected in 2015;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and allocation of mixed service costs, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota natural gas distribution assets and RMT, which could result from, among other things, warranties, parental guarantees or litigation;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•
issues related to electric transmission, including operating in Regional Transmission Organization energy and ancillary services markets, the impacts of potential future billing adjustments and cost allocation changes from Regional Transmission Organizations and recovery of costs incurred;

•	impacts on equity income from unconsolidated investments due to changes made by FERC to ATC’s authorized return on equity;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	adverse developments in the food manufacturing industry, including animal flu and other illnesses;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies, including a new revenue recognition standard, which is currently expected to be adopted in 2018;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•
the ability to successfully complete tax audits and changes in tax accounting methods, including changes required by new tangible property regulations with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2014 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$671.3	$675.8
Gas	198.4	240.7
Other	16.4	22.8
Non-regulated	11.3	13.5
Total operating revenues	897.4	952.8
Operating expenses:
Utility:
Electric production fuel and purchased power	215.9	238.7
Electric transmission service	123.2	114.1
Cost of gas sold	130.8	161.9
Other operation and maintenance	146.6	161.0
Non-regulated operation and maintenance	1.3	1.3
Depreciation and amortization	100.2	95.5
Taxes other than income taxes	26.5	26.1
Total operating expenses	744.5	798.6
Operating income	152.9	154.2
Interest expense and other:
Interest expense	46.6	45.2
Equity income from unconsolidated investments, net	(6.5)	(11.4)
Allowance for funds used during construction	(6.8)	(9.1)
Interest income and other	(0.1)	(1.7)
Total interest expense and other	33.2	23.0
Income before income taxes	119.7	131.2
Income taxes	20.5	20.6
Net income	99.2	110.6
Preferred dividend requirements of IPL	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$96.6	$108.0
Weighted average number of common shares outstanding (basic and diluted)	111.1	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.87	$0.97
Dividends declared per common share	$0.55	$0.51

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$97.6	$56.9
Accounts receivable, less allowance for doubtful accounts	361.6	427.3
Production fuel, at weighted average cost	67.6	83.8
Materials and supplies, at weighted average cost	81.5	72.9
Gas stored underground, at weighted average cost	18.3	67.1
Regulatory assets	59.0	68.1
Other	227.6	267.0
Total current assets	913.2	1,043.1
Property, plant and equipment, net	9,050.0	8,938.4
Investments:
Investment in American Transmission Company LLC	288.5	286.5
Other	55.4	58.4
Total investments	343.9	344.9
Other assets:
Regulatory assets	1,731.3	1,715.6
Deferred charges and other	41.2	43.9
Total other assets	1,772.5	1,759.5
Total assets	$12,079.6	$12,085.9

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$183.0	$183.0
Commercial paper	41.5	141.3
Accounts payable	356.9	427.9
Regulatory liabilities	209.4	200.1
Other	232.3	262.4
Total current liabilities	1,023.1	1,214.7
Long-term debt, net (excluding current portion)	3,606.7	3,606.7
Other liabilities:
Deferred income tax liabilities	2,366.9	2,321.1
Regulatory liabilities	606.7	621.1
Pension and other benefit obligations	417.7	421.7
Other	259.7	260.1
Total other liabilities	3,651.0	3,624.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 112,977,238 and 110,935,680 shares outstanding	1.1	1.1
Additional paid-in capital	1,631.6	1,509.1
Retained earnings	1,973.9	1,938.0
Accumulated other comprehensive loss	(0.6)	(0.6)
Shares in deferred compensation trust - 232,550 and 238,935 shares at a weighted average cost of $38.27 and $37.45 per share	(8.9)	(8.9)
Total Alliant Energy Corporation common equity	3,597.1	3,438.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	1.7	1.8
Total equity	3,798.8	3,640.5
Total liabilities and equity	$12,079.6	$12,085.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$99.2	$110.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100.2	95.5
Deferred taxes and investment tax credits	29.7	35.9
Other	(0.1)	5.9
Other changes in assets and liabilities:
Accounts receivable	6.6	(55.6)
Sales of accounts receivable	52.0	46.0
Production fuel	16.2	34.8
Gas stored underground	49.5	28.5
Accounts payable	(32.8)	25.4
Other	(5.8)	(33.4)
Net cash flows from operating activities	314.7	293.6
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(226.0)	(159.0)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(19.8)	(14.0)
Other	(5.1)	(3.8)
Net cash flows used for investing activities	(250.9)	(176.8)
Cash flows used for financing activities:
Common stock dividends	(60.7)	(56.5)
Proceeds from issuance of common stock, net	122.1	—
Net change in commercial paper	(99.8)	(58.1)
Other	15.3	2.5
Net cash flows used for financing activities	(23.1)	(112.1)
Net increase in cash and cash equivalents	40.7	4.7
Cash and cash equivalents at beginning of period	56.9	9.8
Cash and cash equivalents at end of period	$97.6	$14.5
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($40.2)	($41.4)
Income taxes, net	$0.1	$3.9
Significant non-cash investing and financing activities:
Accrued capital expenditures	$119.0	$85.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions)
Operating revenues:
Electric utility	$362.6	$374.2
Gas utility	111.2	135.7
Steam and other	15.2	19.0
Total operating revenues	489.0	528.9
Operating expenses:
Electric production fuel and purchased power	110.1	140.0
Electric transmission service	83.9	83.6
Cost of gas sold	71.0	88.1
Other operation and maintenance	92.6	97.2
Depreciation and amortization	51.8	48.7
Taxes other than income taxes	14.1	13.8
Total operating expenses	423.5	471.4
Operating income	65.5	57.5
Interest expense and other:
Interest expense	24.1	22.5
Allowance for funds used during construction	(5.3)	(6.0)
Interest income and other	(0.1)	—
Total interest expense and other	18.7	16.5
Income before income taxes	46.8	41.0
Income tax benefit	(3.6)	(5.0)
Net income	50.4	46.0
Preferred dividend requirements	2.6	2.6
Earnings available for common stock	$47.8	$43.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$5.3
Accounts receivable, less allowance for doubtful accounts	158.8	216.7
Production fuel, at weighted average cost	36.2	52.7
Materials and supplies, at weighted average cost	48.1	42.0
Gas stored underground, at weighted average cost	5.2	30.8
Regulatory assets	31.1	38.7
Other	136.5	169.9
Total current assets	418.5	556.1
Property, plant and equipment, net	4,631.4	4,554.7
Investments	19.1	19.1
Other assets:
Regulatory assets	1,332.6	1,319.2
Deferred charges and other	12.9	12.7
Total other assets	1,345.5	1,331.9
Total assets	$6,414.5	$6,461.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$150.0	$150.0
Accounts payable	199.6	259.6
Accounts payable to associated companies	34.4	31.3
Regulatory liabilities	137.5	129.7
Other	122.7	135.3
Total current liabilities	644.2	705.9
Long-term debt, net (excluding current portion)	1,618.8	1,618.7
Other liabilities:
Deferred income tax liabilities	1,370.4	1,341.4
Regulatory liabilities	434.6	453.8
Pension and other benefit obligations	142.1	142.4
Other	177.5	185.5
Total other liabilities	2,124.6	2,123.1
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,242.8	1,242.8
Retained earnings	550.7	537.9
Total Interstate Power and Light Company common equity	1,826.9	1,814.1
Cumulative preferred stock	200.0	200.0
Total equity	2,026.9	2,014.1
Total liabilities and equity	$6,414.5	$6,461.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$50.4	$46.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	51.8	48.7
Other	12.5	10.1
Other changes in assets and liabilities:
Accounts receivable	(2.2)	(48.9)
Sales of accounts receivable	52.0	46.0
Gas stored underground	26.4	13.3
Accounts payable	(36.1)	28.8
Accounts payable to associated companies	3.1	(28.8)
Other	12.2	(9.6)
Net cash flows from operating activities	170.1	105.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(150.6)	(91.1)
Other	(5.7)	(5.5)
Net cash flows used for investing activities	(156.3)	(96.6)
Cash flows used for financing activities:
Common stock dividends	(35.0)	(35.0)
Capital contributions from parent	—	30.0
Other	18.5	(2.6)
Net cash flows used for financing activities	(16.5)	(7.6)
Net increase (decrease) in cash and cash equivalents	(2.7)	1.4
Cash and cash equivalents at beginning of period	5.3	4.4
Cash and cash equivalents at end of period	$2.6	$5.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($18.4)	($19.3)
Income taxes, net	$6.2	($1.5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$82.8	$46.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions)
Operating revenues:
Electric utility	$308.7	$301.6
Gas utility	87.2	105.0
Other	1.2	3.8
Total operating revenues	397.1	410.4
Operating expenses:
Electric production fuel and purchased power	105.8	98.7
Electric transmission service	39.3	30.5
Cost of gas sold	59.8	73.8
Other operation and maintenance	54.0	63.8
Depreciation and amortization	46.0	44.7
Taxes other than income taxes	11.4	11.2
Total operating expenses	316.3	322.7
Operating income	80.8	87.7
Interest expense and other:
Interest expense	23.1	21.1
Equity income from unconsolidated investments	(7.8)	(11.4)
Allowance for funds used during construction	(1.5)	(3.1)
Interest income and other	0.1	—
Total interest expense and other	13.9	6.6
Income before income taxes	66.9	81.1
Income taxes	22.1	26.3
Net income	44.8	54.8
Net income attributable to noncontrolling interest	0.2	—
Earnings available for common stock	$44.6	$54.8
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90.9	$46.7
Accounts receivable, less allowance for doubtful accounts	188.4	185.8
Production fuel, at weighted average cost	31.4	31.1
Materials and supplies, at weighted average cost	31.5	29.2
Gas stored underground, at weighted average cost	13.1	36.3
Regulatory assets	27.9	29.4
Other	83.2	98.7
Total current assets	466.4	457.2
Property, plant and equipment, net	3,966.7	3,938.9
Investments:
Investment in American Transmission Company LLC	288.5	286.5
Other	18.7	19.5
Total investments	307.2	306.0
Other assets:
Regulatory assets	398.7	396.4
Deferred charges and other	27.9	29.7
Total other assets	426.6	426.1
Total assets	$5,166.9	$5,128.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$30.6	$30.6
Accounts payable	107.7	112.9
Accounts payable to associated companies	21.3	25.5
Regulatory liabilities	71.9	70.4
Other	82.7	70.9
Total current liabilities	314.2	310.3
Long-term debt, net (excluding current portion)	1,543.4	1,543.3
Other liabilities:
Deferred income tax liabilities	984.4	970.0
Regulatory liabilities	172.1	167.3
Capital lease obligations - Sheboygan Falls Energy Facility	88.0	89.4
Pension and other benefit obligations	179.7	180.4
Other	159.5	155.2
Total other liabilities	1,583.7	1,562.3
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	691.4	678.6
Total Wisconsin Power and Light Company common equity	1,716.6	1,703.8
Noncontrolling interest	9.0	8.5
Total equity	1,725.6	1,712.3
Total liabilities and equity	$5,166.9	$5,128.2
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$44.8	$54.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46.0	44.7
Deferred taxes and investment tax credits	10.4	20.8
Other	(0.9)	8.7
Other changes in assets and liabilities:
Derivative assets	0.2	(19.8)
Gas stored underground	23.1	15.2
Regulatory liabilities	5.1	26.1
Other	29.1	(21.8)
Net cash flows from operating activities	157.8	128.7
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(75.4)	(67.9)
Other	(3.0)	(2.6)
Net cash flows used for investing activities	(78.4)	(70.5)
Cash flows used for financing activities:
Common stock dividends	(31.8)	(29.7)
Net change in commercial paper	—	(28.2)
Other	(3.4)	4.1
Net cash flows used for financing activities	(35.2)	(53.8)
Net increase in cash and cash equivalents	44.2	4.4
Cash and cash equivalents at beginning of period	46.7	0.5
Cash and cash equivalents at end of period	$90.9	$4.9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($22.6)	($23.2)
Income taxes, net	$9.1	$0.6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$32.9	$33.7

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude assets and liabilities held for sale for all periods presented.

(b) New Accounting Pronouncements -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL are currently required to adopt this standard on January 1, 2017; however, in April 2015, the Financial Accounting Standards Board proposed to defer the effective date of this standard by one year. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations.

Presentation of Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board issued an accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Alliant Energy, IPL and WPL are required to adopt this standard on January 1, 2016 and early adoption is permitted. Debt issuance costs represent less than 1% of total long-term debt.

(2) REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Tax-related	$968.2	$955.3	$940.5	$928.0	$27.7	$27.3
Pension and OPEB costs	562.9	570.2	284.8	287.9	278.1	282.3
AROs	75.6	73.7	42.5	41.4	33.1	32.3
Derivatives	49.6	46.9	26.4	28.0	23.2	18.9
Commodity cost recovery	32.1	31.1	0.6	0.4	31.5	30.7
Emission allowances	26.9	27.4	26.9	27.4	—	—
Other	75.0	79.1	42.0	44.8	33.0	34.3
	$1,790.3	$1,783.7	$1,363.7	$1,357.9	$426.6	$425.8

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost of removal obligations	$423.2	$421.7	$279.5	$279.1	$143.7	$142.6
IPL’s tax benefit riders	222.0	243.0	222.0	243.0	—	—
Energy efficiency cost recovery	62.2	64.3	1.6	—	60.6	64.3
Commodity cost recovery	26.5	15.4	22.8	15.1	3.7	0.3
IPL’s electric transmission cost recovery	23.2	19.4	23.2	19.4	—	—
Other	59.0	57.4	23.0	26.9	36.0	30.5
	$816.1	$821.2	$572.1	$583.5	$244.0	$237.7

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the three months ended March 31, 2015, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the three months ended March 31, 2015, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $21 million as follows (in millions):

Electric tax benefit rider credits	$18
Gas tax benefit rider credits	3
$21

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Utility Rate Cases -
IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 test year rate case through 2016 and provides targeted retail electric customer billing credits beginning May 2014. For the three months ended March 31, IPL recorded billing credits to reduce retail electric customers’ bills as follows (in millions):

2015
Billing credits to reduce retail electric customers’ bills	$6

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - Pursuant to a 2013 PSCW order, WPL’s 2014 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs for 2014 of $33 million (including $28 million outside the approved range for 2014). The $28 million of deferred fuel-related costs is included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory assets table above. Beginning in 2015, the regulatory asset accrues interest at WPL’s PSCW authorized short-term debt rate. In March 2015, WPL filed a fuel reconciliation application with the PSCW to seek recovery in 2016 of the deferred fuel-related costs, including interest. WPL anticipates a decision from the PSCW regarding its application in the third quarter of 2015.

(3) PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. Construction began in 2014 and is expected to be completed in 2016. As of March 31, 2015, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $110 million and AFUDC of $4 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of March 31, 2015, Alliant Energy and IPL recorded capitalized expenditures of $248 million and AFUDC of $7 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets and received net proceeds of $11 million and a promissory note of $2 million. The proceeds are subject to post-closing adjustments based on the value of the net assets transferred as of the closing date, and will be used for general corporate purposes. Refer to Note 16 for details of the natural gas distribution assets, which qualified as held for sale as of March 31, 2015 and December 31, 2014.

In April 2015, the MPUC approved the sale of IPL’s Minnesota electric distribution assets, subject to certain conditions. IPL is currently reviewing the MPUC’s decision. Pending the receipt of remaining regulatory approvals, IPL currently expects the electric transaction to be concluded in the third quarter of 2015. As of March 31, 2015, IPL’s assets and liabilities included in the electric sales agreement did not meet the criteria to be classified as held for sale due to uncertainties in the regulatory approval process that existed on such date.

Non-regulated and Other -
Corporate Services and Other - Corporate Services is implementing a new customer billing and information system for IPL and WPL, which is currently expected to be deployed in 2015. As of March 31, 2015, Alliant Energy recorded capitalized expenditures of $71 million and capitalized interest of $2 million for the system in “Property, plant and equipment, net” on its balance sheet.

(4) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its Iowa customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2015, IPL sold $197.5 million of receivables to the third party, received $74.0 million in cash proceeds and recorded deferred proceeds of $117.7 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2015	2014
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$118.0	$75.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	68.0	27.6

For the three months ended March 31, 2015 and 2014, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2015	December 31, 2014
Customer accounts receivable	$144.8	$134.8
Unbilled utility revenues	52.5	69.7
Other receivables	0.2	0.1
Receivables sold to third party	197.5	204.6
Less: cash proceeds (a)	74.0	22.0
Deferred proceeds	123.5	182.6
Less: allowance for doubtful accounts	5.8	5.4
Fair value of deferred proceeds	$117.7	$177.2
Outstanding receivables past due	$21.7	$19.9

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2015	2014
Collections reinvested in receivables	$505.9	$541.4
Credit losses, net of recoveries	1.0	2.5

(b) Whiting Petroleum Tax Sharing Agreement - Prior to an initial public offering of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the initial public offering. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Resources the final payment of $26 million in March 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement for the three months ended March 31, 2014.

(5) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2015	2014	2015	2014
ATC	($7.8)	($11.2)	($7.8)	($11.2)
Other	1.3	(0.2)	—	(0.2)
	($6.5)	($11.4)	($7.8)	($11.4)

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2015	110,935,680
At-the-market offering program	1,996,450
Shareowner Direct Plan	11,193
Equity-based compensation plans (Note 9(b))	56,378
Other	(22,463)
Shares outstanding, March 31, 2015	112,977,238

At-the-Market Offering Program - In March 2015, Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of March 31, 2015, Alliant Energy issued 1,996,450 shares of common stock through this program and received cash proceeds of $121 million, net of $2 million in fees and commissions. Alliant Energy also had commitments not recognized on its balance sheet at March 31, 2015 to sell 190,167 shares of common stock under sales transactions executed through this program in late March 2015. Subsequent to March 31, 2015, Alliant Energy issued shares to settle these transactions in exchange for net cash proceeds of $12 million. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

Dividend Restrictions - As of March 31, 2015, IPL’s amount of retained earnings that were free of dividend restrictions was $518 million. As of March 31, 2015, WPL’s amount of retained earnings that were free of dividend restrictions was $95 million for the remainder of 2015.

Restricted Net Assets of Subsidiaries - As of March 31, 2015, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.3 billion and $1.6 billion, respectively.

Capital Transactions with Subsidiaries - For the three months ended March 31, 2015, IPL and WPL each paid common stock dividends of $35.0 million and $31.8 million, respectively, to its parent company.

Comprehensive Income - For the three months ended March 31, 2015 and 2014, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2015 and 2014, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(7) DEBT
Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
March 31, 2015	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$41.5	$41.5	$—	$—
Weighted average remaining maturity	1 day	1 day	N/A	N/A
Weighted average interest rates	0.5%	0.5%	N/A	N/A
Available credit facility capacity	$958.5	$258.5	$300.0	$400.0

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2015	2014	2015	2014	2015	2014
Maximum amount outstanding (based on daily outstanding balances)	$151.3	$316.2	$1.4	$10.0	$—	$204.7
Average amount outstanding (based on daily outstanding balances)	$127.9	$275.6	$—	$0.3	$—	$173.0
Weighted average interest rates	0.4%	0.1%	0.4%	0.2%	N/A	0.1%

(8) INCOME TAXES
Income Tax Rates - The provision for income taxes is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items or extraordinary items. The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2015	2014	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(9.9)	(11.9)	(25.2)	(31.2)	—	—
Production tax credits	(6.2)	(6.7)	(7.3)	(8.3)	(6.0)	(6.4)
Effect of rate-making on property-related differences	(6.1)	(5.3)	(14.6)	(12.4)	(0.6)	(1.0)
Other items, net	4.3	4.6	4.4	4.7	4.6	4.8
Overall income tax rate	17.1%	15.7%	(7.7%)	(12.2%)	33.0%	32.4%

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

Production tax credits - For the three months ended March 31, details regarding production tax credits (net of state tax impacts) related to various wind projects are as follows (dollars in millions):

	End of Production	Nameplate
	Tax Credit Generation	Capacity in MW	2015	2014
Cedar Ridge (WPL)	December 2018	68	$1.2	$1.2
Bent Tree - Phase I (WPL)	February 2021	201	3.9	4.2
Subtotal (WPL)			5.1	5.4
Whispering Willow - East (IPL)	December 2019	200	4.3	4.6
			$9.4	$10.0

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by the effect of rate-making principles on certain property-related differences for which deferred tax is not recognized in the income statement, substantially all of which relates to IPL. The increased benefits from property-related differences recognized during the three months ended March 31, 2015 were primarily due to additional repairs deductions.

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2015, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $45.8 million, $29.0 million and $14.4 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences recorded during the three months ended March 31, 2015, including an increase in qualifying repairs expenditures, and utilization of federal net operating loss carryforwards.

Carryforwards - At March 31, 2015, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$894	$306	2029
State net operating losses	853	44	2018
Federal tax credits	214	210	2022
		$560

IPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$424	$145	2029
State net operating losses	260	13	2018
Federal tax credits	73	72	2022
		$230

WPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$355	$122	2029
State net operating losses	166	8	2018
Federal tax credits	82	80	2022
		$210

(9) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively, as well as amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2015	2014	2015	2014
Service cost	$4.0	$3.3	$1.4	$1.3
Interest cost	13.4	13.5	2.2	2.4
Expected return on plan assets	(18.7)	(18.7)	(2.1)	(2.1)
Amortization of prior service credit	(0.1)	—	(2.8)	(3.0)
Amortization of actuarial loss	8.8	4.8	1.2	0.6
Additional benefit costs	0.2	—	—	—
	$7.6	$2.9	($0.1)	($0.8)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2015	2014	2015	2014
Service cost	$2.2	$1.8	$0.6	$0.6
Interest cost	6.2	6.3	0.9	1.0
Expected return on plan assets	(8.9)	(9.0)	(1.4)	(1.5)
Amortization of prior service credit	—	—	(1.5)	(1.6)
Amortization of actuarial loss	3.8	2.0	0.6	0.3
	$3.3	$1.1	($0.8)	($1.2)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2015	2014	2015	2014
Service cost	$1.4	$1.2	$0.6	$0.5
Interest cost	5.6	5.7	0.9	1.0
Expected return on plan assets	(8.1)	(8.1)	(0.4)	(0.3)
Amortization of prior service cost (credit)	0.1	0.1	(0.9)	(1.0)
Amortization of actuarial loss	4.2	2.3	0.6	0.3
Additional benefit costs	0.2	—	—	—
	$3.4	$1.2	$0.8	$0.5

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy		IPL (a)		WPL (a)
	2015	2014	2015	2014	2015	2014
401(k) costs	$6.7	$5.9	$3.4	$3.1	$2.9	$2.6

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Compensation expense	$3.2	$3.1	$1.7	$1.7	$1.4	$1.3
Income tax benefits	1.3	1.3	0.7	0.7	0.6	0.5

As of March 31, 2015, total unrecognized compensation cost related to share-based compensation awards was $13.1 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity was as follows:

	2015 (a)	2014 (a)
Nonvested shares, January 1	144,424	139,940
Granted	45,403	51,221
Vested	(45,612)	(45,235)
Nonvested shares, March 31	144,215	145,926

(a)	Share amounts represent the target number of performance shares.

During the three months ended March 31, certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2015	2014
	2012 Grant	2011 Grant
Performance shares vested	45,612	45,235
Percentage of target number of performance shares	167.5%	147.5%
Aggregate payout value (in millions)	$5.1	$3.4
Payout - cash (in millions)	$3.2	$2.9
Payout - common stock shares issued	10,975	4,810

Performance Units - A summary of the performance units activity was as follows:

	2015 (a)	2014 (a)
Nonvested units, January 1	63,665	65,912
Granted	17,837	20,422
Vested	(22,845)	(20,751)
Forfeited	(93)	(311)
Nonvested units, March 31	58,564	65,272

(a)	Unit amounts represent the target number of performance units.

During the three months ended March 31, certain performance units vested, resulting in cash payouts as follows:

	2015	2014
	2012 Grant	2011 Grant
Performance units vested	22,845	20,751
Percentage of target number of performance units	167.5%	147.5%
Payout value (in millions)	$1.6	$1.2

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at March 31, 2015, by year of grant, was as follows:

	Performance Shares			Performance Units
	2015 Grant	2014 Grant	2013 Grant	2015 Grant	2014 Grant	2013 Grant
Nonvested awards	45,403	49,719	49,093	17,744	19,440	21,380
Alliant Energy common stock closing price on March 31, 2015	$63.00	$63.00	$63.00
Alliant Energy common stock closing price on grant date				$65.09	$53.77	$47.58
Estimated payout percentage based on performance criteria	100%	128%	178%	100%	128%	178%
Fair values of each nonvested award	$63.00	$80.64	$112.14	$65.09	$68.83	$84.69

At March 31, 2015, fair values of nonvested performance shares and units were calculated based on Alliant Energy’s stock price and anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group over the performance period. The portion of the fair values based on anticipated total shareowner returns was estimated using a model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	98,812	$50.69	158,922	$42.71
Granted	45,403	65.09	51,221	53.77
Vested (a)	(49,093)	47.58	(90,847)	40.91
Forfeited	—	—	(18,982)	38.75
Nonvested shares, March 31	95,122	59.17	100,314	50.74

(a)
In 2015, 49,093 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met. In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2015	2014
Nonvested awards, January 1	78,930	96,977
Granted	41,105	42,446
Vested (a)	(37,332)	(55,517)
Forfeited	(469)	(3,406)
Nonvested awards, March 31	82,234	80,500

(a)
In 2015, 37,332 performance contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million. In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

(10) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Balance, January 1	$114.0	$109.7	$51.8	$47.9	$52.4	$52.4
Liabilities settled	(2.2)	(0.5)	(2.2)	(0.3)	—	(0.2)
Liabilities incurred	—	16.5	—	16.3	—	0.2
Accretion expense	1.0	1.0	0.4	0.5	0.4	0.4
Balance, March 31	$112.8	$126.7	$50.0	$64.4	$52.8	$52.8

CCR Rule - In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have current and former coal-fired EGUs with existing coal ash surface impoundments, as well as active CCR company-owned landfills that are expected to be impacted by this rule. Alliant Energy, IPL and WPL are currently evaluating the final CCR Rule to determine its full impact. Alliant Energy, IPL and WPL currently anticipate recognizing additional AROs in the second quarter of 2015 as a result of the final CCR Rule as follows (in millions):

	Alliant Energy	IPL	WPL
Estimated ARO increase not to exceed	$85	$75	$10

Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

(11) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
March 31, 2015	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$16.9	$16.9	$6.5	$6.5	$10.4	$10.4
Deferred proceeds (sales of receivables) (Note 4(a))	117.7	117.7	117.7	117.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	3,789.7	4,490.4	1,768.8	2,092.9	1,574.0	1,938.9
Cumulative preferred stock	200.0	203.7	200.0	203.7	—	—
Derivative liabilities (Note 12)	42.7	42.7	20.0	20.0	22.7	22.7

	Alliant Energy		IPL		WPL
December 31, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$38.6	$38.6	$28.0	$28.0	$10.6	$10.6
Deferred proceeds (sales of receivables) (Note 4(a))	177.2	177.2	177.2	177.2	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	3,789.7	4,418.2	1,768.7	2,053.0	1,573.9	1,908.9
Cumulative preferred stock	200.0	200.2	200.0	200.2	—	—
Derivative liabilities (Note 12)	37.6	37.6	19.5	19.5	18.1	18.1

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

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap contracts (IPL and WPL)
Natural gas options and physical forward contracts (WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

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

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	March 31, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$16.9	$—	$2.2	$14.7	$38.6	$—	$2.6	$36.0
Deferred proceeds	117.7	—	—	117.7	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	4,490.4	—	4,487.4	3.0	4,418.2	—	4,414.9	3.3
Cumulative preferred stock	203.7	203.7	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	42.7	—	14.9	27.8	37.6	—	19.5	18.1

IPL	March 31, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$6.5	$—	$1.7	$4.8	$28.0	$—	$2.4	$25.6
Deferred proceeds	117.7	—	—	117.7	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	2,092.9	—	2,092.9	—	2,053.0	—	2,053.0	—
Cumulative preferred stock	203.7	203.7	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	20.0	—	10.2	9.8	19.5	—	13.3	6.2

WPL	March 31, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$10.4	$—	$0.5	$9.9	$10.6	$—	$0.2	$10.4
Capitalization and liabilities:
Long-term debt (including current maturities)	1,938.9	—	1,938.9	—	1,908.9	—	1,908.9	—
Derivatives - commodity contracts	22.7	—	4.7	18.0	18.1	—	6.2	11.9

Unrealized gains and losses from derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2015	2014	2015	2014
Beginning balance, January 1	$17.9	$4.4	$177.2	$203.5
Total net gains (losses) (realized/unrealized) included in changes in net assets	(18.1)	38.4	—	—
Sales	(0.9)	—	—	—
Settlements (a)	(12.0)	(18.9)	(59.5)	(32.7)
Ending balance, March 31	($13.1)	$23.9	$117.7	$170.8
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	($16.5)	$31.0	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2015	2014	2015	2014
Beginning balance, January 1	$19.4	$14.6	$177.2	$203.5
Total net gains (losses) (realized/unrealized) included in changes in net assets	(12.5)	4.2	—	—
Sales	(0.9)	—	—	—
Settlements (a)	(11.0)	(11.0)	(59.5)	(32.7)
Ending balance, March 31	($5.0)	$7.8	$117.7	$170.8
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	($10.7)	$3.1	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2015	2014
Beginning balance, January 1	($1.5)	($10.2)
Total net gains (losses) (realized/unrealized) included in changes in net assets	(5.6)	34.2
Settlements	(1.0)	(7.9)
Ending balance, March 31	($8.1)	$16.1
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	($5.8)	$27.9

(a)
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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2015	($17.2)	$4.1	($8.5)	$3.5	($8.7)	$0.6
December 31, 2014	(7.0)	24.9	(3.2)	22.6	(3.8)	2.3

(12) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of March 31, 2015, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	3,530	2,870	1,314	1,314	9,028
FTRs (MWhs)	3,478	—	—	—	3,478
Natural gas (Dths)	42,989	27,423	7,126	—	77,538
Coal (tons)	1,118	2,044	1,073	1,113	5,348
IPL
Electricity (MWhs)	1,612	439	—	—	2,051
FTRs (MWhs)	2,041	—	—	—	2,041
Natural gas (Dths)	26,967	13,176	2,758	—	42,901
Coal (tons)	56	830	274	387	1,547
WPL
Electricity (MWhs)	1,918	2,431	1,314	1,314	6,977
FTRs (MWhs)	1,437	—	—	—	1,437
Natural gas (Dths)	16,022	14,247	4,368	—	34,637
Coal (tons)	1,062	1,214	799	726	3,801

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities. The fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Current derivative assets	$9.1	$30.5	$5.6	$27.4	$3.5	$3.1
Non-current derivative assets	7.8	8.1	0.9	0.6	6.9	7.5
Current derivative liabilities	24.4	28.1	13.8	16.4	10.6	11.7
Non-current derivative liabilities	18.3	9.5	6.2	3.1	12.1	6.4

Changes in unrealized gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2015	2014	2015	2014	2015	2014
Regulatory assets	($20.9)	$10.1	($11.7)	$5.5	($9.2)	$4.6
Regulatory liabilities	2.2	48.1	(1.4)	12.1	3.6	36.0

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

	Alliant Energy		IPL		WPL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Aggregate fair value	$42.7	$37.6	$20.0	$19.5	$22.7	$18.1
Credit support to be posted if triggered	42.2	37.4	20.0	19.5	22.2	17.9

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2015
Derivative assets	$16.9	$10.3	$6.5	$5.1	$10.4	$5.2
Derivative liabilities	42.7	36.1	20.0	18.6	22.7	17.5
December 31, 2014
Derivative assets	38.6	33.0	28.0	24.7	10.6	8.3
Derivative liabilities	37.6	32.0	19.5	16.2	18.1	15.8

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

(13) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of a scrubber at Lansing Unit 4 to reduce SO2 emissions. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, and generation maintenance and performance improvements at Columbia Units 1 and 2. At March 31, 2015, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $26 million, $2 million and $24 million, respectively.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At March 31, 2015, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,510	$1,510	$—
Other	220	1	219
	1,730	1,511	219
Natural gas	228	120	108
Coal (b)	264	113	151
SO2 emission allowances	22	22	—
Other (c)	39	29	10
	$2,283	$1,795	$488

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2015 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2015.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of March 31, 2015. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of March 31, 2015, Alliant Energy had $251 million of performance guarantees outstanding, with $128 million, $48 million and $75 million currently expected to expire in 2015, 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of March 31, 2015. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of March 31, 2015, the present value of the abandonment obligations is estimated at $35 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of March 31, 2015.

(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 25 and 5 sites, respectively. Included in IPL’s sites is a Minnesota site for which responsibility of monitoring and/or remediating the site was transferred to the buyer as part of the sale of IPL’s Minnesota natural gas distribution assets.

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At March 31, 2015, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$14	-	$34	$13	-	$31	$1	-	$3
Current and non-current environmental liabilities	16			14			2

WPL Consent Decree - In 2009, the EPA sent a notice of violation to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia alleging that the owners of such EGUs failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan. In 2010, the Sierra Club filed complaints against WPL, as owner and operator of Nelson Dewey and Columbia, and separately as owner and operator of Edgewater, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin State Implementation Plan designed to implement the CAA.

In April 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. In June 2013, the Consent Decree was approved by the U.S. District Court for the Western District of Wisconsin, thereby resolving all claims against WPL. Under the Consent Decree, WPL is required to install the following emission controls systems:

•	Selective catalytic reduction system at Edgewater Unit 5 by May 1, 2013 (placed in service in 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 (placed in service in 2014);

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	Selective catalytic reduction system at Columbia Unit 2 by December 31, 2018.

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Clean Air Visibility Rule, MATS Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone National Ambient Air Quality Standards Rule, SO2 National Ambient Air Quality Standards Rule, Federal Clean Water Act including Section 316(b), Effluent Limitation Guidelines, Hydroelectric Fish Passage Device, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs. Some recent developments concerning these environmental matters are included below:

Air Quality -
MATS Rule - In March 2015, the EPA approved an extension to the MATS Rule compliance deadline from April 2015 to April 2016 for IPL’s M.L. Kapp Unit 2.

Land and Solid Waste -
CCR Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that are expected to be recognized in the second quarter of 2015.

(14) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2015
Operating revenues	$671.3	$198.4	$16.4	$886.1	$11.3	$897.4
Operating income	104.7	36.3	5.3	146.3	6.6	152.9
Net income attributable to Alliant Energy common shareowners				92.4	4.2	96.6
Three Months Ended March 31, 2014
Operating revenues	$675.8	$240.7	$22.8	$939.3	$13.5	$952.8
Operating income	94.3	43.0	7.9	145.2	9.0	154.2
Net income attributable to Alliant Energy common shareowners				98.2	9.8	108.0

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2015
Operating revenues	$362.6	$111.2	$15.2	$489.0
Operating income	40.3	20.6	4.6	65.5
Earnings available for common stock				47.8
Three Months Ended March 31, 2014
Operating revenues	$374.2	$135.7	$19.0	$528.9
Operating income	26.5	23.3	7.7	57.5
Earnings available for common stock				43.4

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2015
Operating revenues	$308.7	$87.2	$1.2	$397.1
Operating income	64.4	15.7	0.7	80.8
Earnings available for common stock				44.6
Three Months Ended March 31, 2014
Operating revenues	$301.6	$105.0	$3.8	$410.4
Operating income	67.8	19.7	0.2	87.7
Earnings available for common stock				54.8

(15) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2015	2014	2015	2014
Corporate Services billings	$36	$33	$28	$28
Sales credited	4	2	6	(1)
Purchases billed	79	99	14	30

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Net payables to Corporate Services	$85	$84	$52	$58

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2015	2014
ATC billings to WPL	$25	$24
WPL billings to ATC	2	3

WPL owed ATC net amounts of $7 million as of March 31, 2015 and $8 million as of December 31, 2014.

(16) ASSETS AND LIABILITIES HELD FOR SALE
In December 2014, the MPUC issued an order approving the sale of IPL’s Minnesota natural gas distribution assets. In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets. Alliant Energy’s and IPL’s balance sheets included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

	March 31, 2015	December 31, 2014
Assets held for sale:
Current assets	$2.3	$1.1
Property, plant and equipment, net	11.0	11.0
Other assets	6.4	7.0
Total assets held for sale	19.7	19.1
Liabilities held for sale:
Current liabilities	0.2	1.0
Other liabilities	6.8	7.1
Total liabilities held for sale	7.0	8.1
Net assets held for sale	$12.7	$11.0

Alliant Energy and IPL evaluated the sale of IPL’s Minnesota natural gas distribution assets and believe it did not represent a strategic shift that has, or will have, a major effect on their operational and financial results. As a result, the operating results of IPL’s Minnesota natural gas distribution assets have not been separately classified and reported as discontinued operations in Alliant Energy’s and IPL’s income statements. Refer to Note 3 for further discussion of IPL’s sale of its Minnesota natural gas distribution assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report as well as the financial statements, notes and MDA included in the 2014 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. At March 31, 2015, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses as of March 31, 2015 is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets. In April 2015, the MPUC approved the sale of IPL’s Minnesota electric distribution assets, subject to certain conditions. Pending the receipt of remaining regulatory approvals, IPL currently expects the electric transaction to be concluded in the third quarter of 2015.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2015		2014
	Income	EPS	Income	EPS
Utilities, ATC and Corporate Services	$95.2	$0.86	$100.3	$0.90
Non-regulated and Parent	1.4	0.01	7.7	0.07
Alliant Energy Consolidated	$96.6	$0.87	$108.0	$0.97

The table above includes utilities, ATC and Corporate Services, and non-regulated and parent EPS, which are non-GAAP financial measures. Alliant Energy believes utilities, ATC and Corporate Services, and non-regulated and parent, EPS are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Utilities, ATC and Corporate Services - Lower EPS in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to:

•	an estimated $0.08 per share of decreases in revenues from lower electric and gas sales in the first quarter of 2015 compared to the first quarter of 2014 due to weather conditions;

•	$0.05 per share of higher electric transmission service expense at WPL in the first quarter of 2015 compared to the first quarter of 2014;

•	$0.03 per share of retail electric customer billing credits at IPL in the first quarter of 2015 related to an approved settlement agreement in 2014 for its Iowa retail electric base rates;

•	an estimated $0.03 per share of lower estimated weather-normalized retail electric sales in the first quarter of 2015 compared to the first quarter of 2014; and

•	$0.02 per share of lower margins from a sharing mechanism related to optimizing gas capacity contracts at IPL in the first quarter of 2015 compared to the first quarter of 2014.

These items were partially offset by:

•	$0.13 per share of purchased electric capacity expense related to the previous DAEC PPA recognized by IPL in the first quarter of 2014;

•	$0.05 per share of lower energy efficiency cost recovery amortizations at WPL in the first quarter of 2015 compared to the first quarter of 2014; and

•	$0.03 per share of higher electric margins related to changes in the recovery of fuel-related expense at WPL.

Non-regulated and Parent - Lower EPS in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to $0.04 per share of effective tax rate adjustments at the Parent in the first quarter of 2015 compared to the first quarter of 2014, which is not expected to have a material impact on the full year results.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting earnings during the first quarters of 2015 and 2014.

Strategic Overview Highlights
The strategic plan focuses on the core business of delivering regulated electric and natural gas service in Iowa and Wisconsin, and is built upon three key elements: competitive costs, safe and reliable service, and responsible resources. Key strategic plan developments since the filing of the 2014 Form 10-K include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•
March 2015 - The IUB approved IPL’s most recent Emissions Plan and Budget, which includes the scrubber currently under construction at Lansing Unit 4 to reduce SO2 emissions at the EGU. IPL’s previous Emissions Plan and Budget also included the scrubber currently under construction at Lansing Unit 4.

•
April 2015 - WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion.

•
April 2015 - IPL completed the sale of its Minnesota natural gas distribution assets and received net proceeds of $11 million and a promissory note of $2 million. The proceeds are subject to post-closing adjustments based on the value of the net assets transferred as of the closing date, and will be used for general corporate purposes. In addition, the MPUC approved the sale of IPL’s Minnesota electric distribution assets, subject to certain conditions. Pending the receipt of remaining regulatory approvals, IPL currently expects the electric transaction to be concluded in the third quarter of 2015.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB, PSCW and MPUC. Key regulatory developments since the filing of the 2014 Form 10-K include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
March 2015 - WPL filed a fuel reconciliation application with the PSCW to seek recovery in 2016 of $28 million of deferred fuel-related costs, including interest. WPL anticipates a decision from the PSCW regarding its application in the third quarter of 2015.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments since the filing of the 2014 Form 10-K include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•	March 2015 - The EPA approved an extension to the MATS Rule compliance deadline from April 2015 to April 2016 for IPL’s M.L. Kapp Unit 2.

•
April 2015 - The EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have current and former coal-fired EGUs with existing coal ash surface impoundments, as well as active CCR company-owned landfills that are expected to be impacted by this rule. Alliant Energy, IPL and WPL currently anticipate recognizing additional AROs in the second quarter of 2015 as a result of the final CCR Rule. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

Liquidity and Capital Resources Highlights
Based on current liquidity positions and capital structures, the additional capital required to implement the strategic plan and to meet long-term contractual obligations is expected to be available. Key financing developments since the filing of the 2014 Form 10-K include the following. Refer to “Liquidity and Capital Resources” for a more detailed discussion of financing developments.

•
March 2015 - Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of March 31, 2015, Alliant Energy issued 1,996,450 shares of common stock through this program and received net cash proceeds of $121 million. Alliant Energy also had commitments at March 31, 2015 to sell 190,167 shares of common stock under sales transactions executed through this program in late March 2015. Subsequent to March 31, 2015, Alliant Energy issued shares to settle these transactions in exchange for net cash proceeds of $12 million. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

•
March 2015 - At March 31, 2015, Alliant Energy and its subsidiaries had $959 million of available capacity under the revolving credit facilities, $106 million of available capacity at IPL under its sales of accounts receivable program and $98 million of cash and cash equivalents.

Other Matters Highlights
Other key developments since the filing of the 2014 Form 10-K that could impact future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
March 2015 - FERC issued an order allowing ITC to implement a 50 basis point incentive adder to its return on equity for being an independent transmission company. The implementation of the adder will be retroactively applied back to April 2015 after resolution of a MISO transmission owner return on equity complaint filed in 2013 by a group of MISO industrial customer organizations. Alliant Energy and IPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC on the 2013 complaint.

STRATEGIC OVERVIEW

A strategic overview summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Proposed Construction of the Riverside Expansion - In April 2015, WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s application is currently expected by mid-2016. The Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system.

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3 for discussion of the April 2015 sale of IPL’s Minnesota natural gas distribution assets and the MPUC’s April 2015 approval of the sale of IPL’s Minnesota electric distribution assets. Pending the receipt of remaining regulatory approvals, IPL currently expects the electric transaction to be concluded in the third quarter of 2015.

Environmental Compliance Plans -
IPL’s Emission Controls Projects - In March 2015, the IUB approved IPL’s most recent Emissions Plan and Budget, which includes the scrubber currently under construction at Lansing Unit 4 to reduce SO2 emissions at the EGU. IPL’s previous Emissions Plan and Budget also included the scrubber currently under construction at Lansing Unit 4.

RATE MATTERS

A rate matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

WPL’s Retail Fuel-related Rate Filings -
2014 Test Year - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of March 31, 2015 for fuel-related costs incurred by WPL in 2014 that were outside the approved bandwidth for 2014, as well as a fuel reconciliation application WPL filed with the PSCW in March 2015 to seek recovery of these deferred fuel-related costs.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Air Quality -
MATS Rule - In 2011, the EPA issued the final MATS Rule for existing coal-fired EGUs, which requires emission limits for mercury and other hazardous air pollutants and work practice standards. Compliance with the MATS Rule began in April 2015; however, an entity can request an additional year for compliance for EGUs that are needed to assure power reliability, EGUs needed while building replacement generation or repowering to gas, or EGUs that need additional time to install air emission controls technology. In March 2015, the EPA approved an extension to the MATS Rule compliance deadline from April 2015 to April 2016 for IPL’s M.L. Kapp Unit 2.

Land and Solid Waste -
Coal Combustion Residuals Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that are expected to be recognized in the second quarter of 2015.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - “Executive Summary” provides an overview of Alliant Energy’s first quarter 2015 and 2014 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three months ended March 31, 2015 and 2014 are discussed below.

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

First Quarter 2015 vs. First Quarter 2014 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$257.3	$268.2	(4%)	2,052	2,224	(8%)
Commercial	155.2	161.0	(4%)	1,596	1,654	(4%)
Industrial	187.2	185.3	1%	2,860	2,824	1%
Retail subtotal	599.7	614.5	(2%)	6,508	6,702	(3%)
Sales for resale:
Wholesale	52.0	53.5	(3%)	864	936	(8%)
Bulk power and other	8.2	(4.1)	300%	418	90	364%
Other	11.4	11.9	(4%)	37	42	(12%)
Total revenues/sales	671.3	675.8	(1%)	7,827	7,770	1%
Electric production fuel expense	136.8	129.1	6%
Energy purchases expense	78.9	84.8	(7%)
Purchased electric capacity expense	0.2	24.8	(99%)
Electric margins (a)	$455.4	$437.1	4%

(a)
Includes $18 million and $23 million of credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2015 and 2014, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in electric margins were as follows (in millions):

First Quarter 2015 vs. First Quarter 2014 Summary:	Alliant Energy	IPL	WPL
Purchased electric capacity expense at IPL in 2014 (a)	$25	$25	$—
Changes in electric fuel-related costs, net of recoveries at WPL	7	—	7
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (b)	5	5	—
Estimated changes in sales caused by weather conditions	(8)	(5)	(3)
Retail electric customer billing credits at IPL (c)	(6)	(6)	—
Other (d)	(5)	(1)	(4)
	$18	$18	$—

(a)
IPL’s previous DAEC PPA that expired in February 2014 included minimum payments for IPL’s rights to electric generating capacity. IPL’s new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity.

(b)	Refer to Note 2 for further discussion of IPL’s electric tax benefit rider.

(c)	Refer to Note 2 for further discussion of billing credits that began in May 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

(d)	Includes decreases in weather-normalized retail sales volumes at IPL and WPL.

Weather Conditions - Temperatures during the first quarter of 2015 were 8-10% colder than normal, as measured by HDD in Alliant Energy’s service territories. Temperatures during the first quarter of 2014 were 20-25% colder than normal. The warmer temperatures during the first quarter of 2015 compared to the temperatures during the first quarter of 2014 caused a decrease in IPL’s and WPL’s electric and gas sales in the first quarter of 2015 due to lower demand by customers for heating. HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2015	2014	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	3,690	4,192	3,417
Madison, Wisconsin (WPL)	3,834	4,275	3,506

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Estimated increases to electric margins from the impacts of weather for the three months ended March 31 were as follows (in millions):

	2015	2014	Change
IPL	$2	$7	($5)
WPL	3	6	(3)
Total Alliant Energy	$5	$13	($8)

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense.

Due to IPL’s cost recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on electric margins. WPL’s cost recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on electric margins.

WPL’s cost recovery mechanism for retail fuel-related costs provides deferral for amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related costs determined by the PSCW each year. The difference between revenue collected and actual fuel-related costs incurred within the bandwidth increases or decreases electric margins. WPL estimates the increase (decrease) to electric margins from amounts within the bandwidth were approximately $1 million and ($6) million for the three months ended March 31, 2015 and 2014, respectively.

First Quarter 2015 vs. First Quarter 2014 Summary - Electric production fuel expense increased $8 million for the three-month period. The increase for the three-month period was primarily due to a deferral recorded in the first quarter of 2014 for fuel-related costs that were outside the approved bandwidth at WPL.

Energy purchases expense decreased $6 million for the three-month period. The extremely cold temperatures in the first quarter of 2014 contributed to higher prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) during such period and was the primary driver of the lower energy purchases expense during the first quarter of 2015.

Sales Trends - Retail sales volumes decreased 3% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the impact of the extremely cold weather conditions during the first quarter of 2014. The abnormally cold weather combined with other factors in the first quarter of 2014, such as high propane costs and supply constraints, contributed to customers relying more on electric heating sources, which resulted in higher than normal electric usage per customer during such period. Retail weather-normalized sales volumes for the three months ended March 31, 2015 were consistent with historical averages. The three-month decrease in residential and commercial sales volumes was partially offset by increased industrial sales volumes related to recent customer expansions.

Wholesale sales volumes decreased 8% for the three months ended March 31, 2015 compared to the same period in 2014. The three-month decrease was primarily due to decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market, and the impact of the unseasonably cold weather conditions during the first quarter of 2014.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Refer to Note 2 for discussion of IPL’s electric tax benefit rider and a fuel reconciliation application WPL filed with the PSCW in March 2015.

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

First Quarter 2015 vs. First Quarter 2014 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$116.9	$144.0	(19%)	14,986	16,835	(11%)
Commercial	65.3	78.2	(16%)	9,568	10,575	(10%)
Industrial	5.9	7.2	(18%)	1,023	1,123	(9%)
Retail subtotal	188.1	229.4	(18%)	25,577	28,533	(10%)
Transportation/other	10.3	11.3	(9%)	22,587	18,028	25%
Total revenues/sales	198.4	240.7	(18%)	48,164	46,561	3%
Cost of gas sold	130.8	161.9	(19%)
Gas margins (a)	$67.6	$78.8	(14%)

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the first quarters of 2015 and 2014, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in gas margins were as follows (in millions):

First Quarter 2015 vs. First Quarter 2014 Summary:	Alliant Energy	IPL	WPL
Estimated decrease from changes in sales caused by weather conditions	($6)	($3)	($3)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(6)	(6)	—
Lower revenues at WPL due to the impact of changes in retail gas base rates effective January 2015	(3)	—	(3)
Other	4	2	2
	($11)	($7)	($4)

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Weather Conditions - Estimated increases to gas margins from the impacts of weather for the three months ended March 31 were as follows (in millions):

	2015	2014	Change
IPL	$1	$4	($3)
WPL	2	5	(3)
Total Alliant Energy	$3	$9	($6)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Variances between periods in utility other revenues were as follows (in millions):

First Quarter 2015 vs. First Quarter 2014 Summary:	Alliant Energy	IPL	WPL
Lower margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	($4)	($4)	$—
Other	(2)	—	(3)
	($6)	($4)	($3)

(a)
Approximately 50% of all margins earned from IPL’s sharing mechanism relating to optimizing gas capacity contracts flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were higher than normal in 2014.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense were as follows (in millions):

First Quarter 2015 vs. First Quarter 2014 Summary:	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$6	$3	$3
Escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 at WPL (b)	6	—	6
Changes in the under-/over-collection of electric transmission service expense through the transmission cost rider at IPL (c)	(3)	(3)	—
	$9	$—	$9

(a)	Primarily due to increased electric transmission service rates.

(b)
Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to SSR costs expected to be incurred. Due to a revision in MISO’s method utilized to allocate SSR costs, WPL no longer expects to incur certain SSR costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 and 2016 will be recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment WPL received as part of its approved retail electric rate case.

(c)
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

Utility Other Operation and Maintenance Expenses - Variances between periods in utility other operation and maintenance expenses were as follows (in millions):

First Quarter 2015 vs. First Quarter 2014 Summary:	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($10)	$—	($10)
Lower energy efficiency expense at IPL (b)	(4)	(4)	—
Higher employee benefits-related expense (c)	3	1	2
Other	(3)	(2)	(2)
	($14)	($5)	($10)

(a)	The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015.

(b)	Changes in energy efficiency expense were offset by changes in electric and gas energy efficiency revenues.

(c)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs were largely due to decreases in discount rates and a change to the life expectancy assumption in 2014.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $5 million for the three-month period primarily due to increased property additions, including various emission controls projects at IPL and WPL placed in service in 2014.

Equity Income from Unconsolidated Investments, Net - Equity income from unconsolidated investments decreased $5 million for the three-month period primarily due to reserves for rate refunds recorded in the first quarter of 2015 at ATC. Refer to “Other Future Considerations” for discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers.

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $4 million primarily due to purchased electric capacity expense related to the previous DAEC PPA in the first quarter of 2014. This item was partially offset by lower electric and gas sales and retail electric customer billing credits in the first quarter of 2015.

Electric Margins -
First Quarter 2015 vs. First Quarter 2014 Summary - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$143.1	$150.5	(5%)	1,131	1,234	(8%)
Commercial	96.5	100.0	(4%)	1,019	1,046	(3%)
Industrial	105.0	107.6	(2%)	1,733	1,710	1%
Retail subtotal	344.6	358.1	(4%)	3,883	3,990	(3%)
Sales for resale:
Wholesale	7.6	7.7	(1%)	119	121	(2%)
Bulk power and other	2.5	0.2	1,150%	124	5	2,380%
Other	7.9	8.2	(4%)	19	22	(14%)
Total revenues/sales	362.6	374.2	(3%)	4,145	4,138	—%
Electric production fuel expense	63.5	66.2	(4%)
Energy purchases expense	46.6	49.0	(5%)
Purchased electric capacity expense	—	24.8	(100%)
Electric margins (a)	$252.5	$234.2	8%

(a)
Includes $18 million and $23 million of credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2015 and 2014, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Electric margins increased $18 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s electric margins variances.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the definition of electric margin, impacts of weather conditions on IPL’s electric sales and HDD data in IPL’s service territory. Refer to Note 2 for discussions of the electric tax benefit rider and billing credits which began in May 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

Gas Margins -
First Quarter 2015 vs. First Quarter 2014 Summary - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$65.1	$81.3	(20%)	8,390	9,518	(12%)
Commercial	35.7	42.5	(16%)	5,148	5,730	(10%)
Industrial	3.9	4.6	(15%)	701	733	(4%)
Retail subtotal	104.7	128.4	(18%)	14,239	15,981	(11%)
Transportation/other	6.5	7.3	(11%)	10,017	8,699	15%
Total revenues/sales	111.2	135.7	(18%)	24,256	24,680	(2%)
Cost of gas sold	71.0	88.1	(19%)
Gas margins (a)	$40.2	$47.6	(16%)

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the first quarters of 2015 and 2014, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Gas margins decreased $7 million during the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s gas margins variances.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the definition of gas margins and the impacts of weather conditions on IPL’s gas sales. Refer to Note 2 for discussion of the gas tax benefit rider.

Steam and Other Revenues - Steam and other revenues decreased $4 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Revenues” for IPL’s steam and other revenues variances.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $5 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for IPL’s other operation and maintenance expenses variances.

Income Taxes - Refer to Note 8 for details of effective income tax rates, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock decreased $10 million primarily due to lower electric and gas sales, higher electric transmission service expense and lower equity income from its ATC investment during the first quarter of 2015. These items were partially offset by lower energy efficiency cost recovery amortizations and lower electric fuel-related costs during the first quarter of 2015.

Electric Margins -
First Quarter 2015 vs. First Quarter 2014 Summary - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$114.2	$117.7	(3%)	921	990	(7%)
Commercial	58.7	61.0	(4%)	577	608	(5%)
Industrial	82.2	77.7	6%	1,127	1,114	1%
Retail subtotal	255.1	256.4	(1%)	2,625	2,712	(3%)
Sales for resale:
Wholesale	44.4	45.8	(3%)	745	815	(9%)
Bulk power and other	5.7	(4.3)	233%	294	85	246%
Other	3.5	3.7	(5%)	18	20	(10%)
Total revenues/sales	308.7	301.6	2%	3,682	3,632	1%
Electric production fuel expense	73.3	62.9	17%
Energy purchases expense	32.3	35.8	(10%)
Purchased electric capacity expense	0.2	—	100%
Electric margins	$202.9	$202.9	—%

Variances - Electric margins remained flat for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s electric margins variances.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the definition of electric margin, impacts of weather conditions on WPL’s electric sales and HDD data in WPL’s service territory. Refer to Note 2 for discussion of a fuel reconciliation application WPL filed with the PSCW in March 2015.

Gas Margins -
First Quarter 2015 vs. First Quarter 2014 Summary - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$51.8	$62.7	(17%)	6,596	7,317	(10%)
Commercial	29.6	35.7	(17%)	4,420	4,845	(9%)
Industrial	2.0	2.6	(23%)	322	390	(17%)
Retail subtotal	83.4	101.0	(17%)	11,338	12,552	(10%)
Transportation/other	3.8	4.0	(5%)	12,570	9,329	35%
Total revenues/sales	87.2	105.0	(17%)	23,908	21,881	9%
Cost of gas sold	59.8	73.8	(19%)
Gas margins	$27.4	$31.2	(12%)

Variances - Gas margins decreased $4 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of WPL’s gas margins variances.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the definition of gas margin and the impacts of weather conditions on WPL’s gas sales.

Electric Transmission Service Expense - Electric transmission service expense increased $9 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for WPL’s electric transmission service expense variances.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $10 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for WPL’s other operation and maintenance expenses variances.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments decreased $4 million for the three-month period primarily due to reserves for rate refunds recorded in the first quarter of 2015 at ATC. Refer to “Other Future Considerations” for discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers.

Income Taxes - Refer to Note 8 for details of effective income tax rates, including discussion of the impacts of production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Liquidity Position - At March 31, 2015, Alliant Energy had $98 million of cash and cash equivalents, $959 million ($259 million at the parent company, $300 million at IPL and $400 million at WPL) of available capacity under the revolving credit facilities and $106 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at March 31, 2015 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,597.1	47%	$1,826.9	48%	$1,716.6	52%
Preferred stock	200.0	3%	200.0	5%	—	—%
Noncontrolling interest	1.7	—%	—	—%	9.0	—%
Long-term debt (incl. current maturities)	3,789.7	50%	1,768.8	47%	1,574.0	48%
Short-term debt	41.5	—%	—	—%	—	—%
	$7,630.0	100%	$3,795.7	100%	$3,299.6	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Cash and cash equivalents, January 1	$56.9	$9.8	$5.3	$4.4	$46.7	$0.5
Cash flows from (used for):
Operating activities	314.7	293.6	170.1	105.6	157.8	128.7
Investing activities	(250.9)	(176.8)	(156.3)	(96.6)	(78.4)	(70.5)
Financing activities	(23.1)	(112.1)	(16.5)	(7.6)	(35.2)	(53.8)
Net increase (decrease)	40.7	4.7	(2.7)	1.4	44.2	4.4
Cash and cash equivalents, March 31	$97.6	$14.5	$2.6	$5.8	$90.9	$4.9

Operating Activities -
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014 - Alliant Energy’s cash flows from operating activities increased $21 million primarily due to $25 million of purchased electric capacity payments during the three months ended March 31, 2014 related to the previous DAEC PPA, higher cash flows from changes in inventory levels of gas stored underground, higher cash flows from lower fuel-related costs at WPL during the three months ended March 31, 2015 compared to the same period in 2014, and the timing of electric fuel-related, natural gas and transmission cost recoveries at IPL. These items were partially offset by the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in March 2014. Refer to Note 4(b) for discussion of the tax separation and indemnification agreement with Whiting Petroleum.

IPL’s cash flows from operating activities increased $65 million primarily due to $25 million of purchased electric capacity payments during the three months ended March 31, 2014 related to the previous DAEC PPA, the timing of electric fuel-related, natural gas and transmission cost recoveries, and higher cash flows from changes in inventory levels of gas stored underground.

WPL’s cash flows from operating activities increased $29 million primarily due to higher cash flows from lower fuel-related costs during the three months ended March 31, 2015 compared to the same period in 2014 and higher cash flows from changes in inventory levels of gas stored underground.

Investing Activities -
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014 - Alliant Energy’s cash flows used for investing activities increased $74 million primarily due to $67 million of higher utility construction expenditures. The higher utility construction expenditures were largely due to higher expenditures during the three months ended March 31, 2015 for Marshalltown and emission controls projects at WPL’s Edgewater Unit 5 and IPL’s Lansing Unit 4.

IPL’s cash flows used for investing activities increased $60 million due to $60 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures during the three months ended March 31, 2015 for Marshalltown and an emission controls project at Lansing Unit 4.

WPL’s cash flows used for investing activities increased $8 million due to $8 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures during the three months ended March 31, 2015 for an emission controls project at Edgewater Unit 5.

Financing Activities -
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014 - Alliant Energy’s cash flows used for financing activities decreased $89 million primarily due to $122 million of net proceeds from common stock issuances during the three months ended March 31, 2015, partially offset by net changes in the amount of commercial paper outstanding.

IPL’s cash flows used for financing activities increased $9 million primarily due to $30 million of capital contributions from its parent company during the three months ended March 31, 2014, partially offset by changes in outstanding checks that have not yet cleared the bank.

WPL’s cash flows used for financing activities decreased $19 million primarily due to changes in the amount of commercial paper outstanding.

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy and payments of common stock dividends by IPL and WPL to their parent company during the three months ended March 31, 2015. Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances during the three months ended March 31, 2015 under its equity-based compensation plans for employees.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below. Refer to Note 4(a) for information regarding IPL’s sales of accounts receivable program. Refer to Note 13(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except for the items described in Notes 13(a) and 13(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of market risks is included in the 2014 Form 10-K and such market risks have not changed materially from those reported in the 2014 Form 10-K, except as described below.

Commodity Price - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of March 31, 2015 for fuel-related costs incurred by WPL during 2014 that were outside the approved bandwidth for 2014, as well as a fuel reconciliation application WPL filed with the PSCW in March 2015 to seek recovery of these deferred fuel-related costs.

New Accounting Pronouncements - Refer to Note 1(b) for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of critical accounting policies and estimates is included in the 2014 Form 10-K and such policies and estimates have not changed materially from those reported in the 2014 Form 10-K.

Other Future Considerations - A summary of other future considerations is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K except as described below, and as discussed earlier in MDA, the Notes in Item 1 and “Risk Factors” in Item 1A.

Electric Transmission Service Expense -
MISO Transmission Owner Return on Equity Complaint - In 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, among other items. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. In 2014, FERC issued an order on the complaint against the MISO transmission owners, established hearing and settlement procedures on the return on equity component of the complaint, and established a refund period back to November 12, 2013. Through April 2015, various parties to the proceeding have filed testimony with FERC identifying base return on equity ranges with stated midpoints between 8.58% and 11.39%, excluding any incentive adders granted by FERC. A final decision from FERC on the complaint is currently expected in 2016.

Based on other recent FERC return on equity decisions, Alliant Energy, IPL and WPL currently anticipate FERC’s decision on the MISO transmission owner complaint will reduce transmission owners’ current return on equity, which is expected to reduce electric transmission service expense costs billed by ITC and ATC to their customers and result in lower equity income and dividends from ATC in the future. Alliant Energy and WPL have realized $6 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through March 31, 2015, including $3 million of reductions recorded in the first quarter of 2015. The amounts were recorded assuming the final base return on equity awarded to MISO transmission owners will be toward the top end of the midpoints included in the testimony filed by the various parties to the MISO complaint. Alliant Energy and WPL currently estimate each 25 basis point reduction in ATC’s authorized return on equity would reduce their annual pre-tax equity income from ATC by approximately $1 million.

ITC Request for Equity Adder - In January 2015, ITC requested approval from FERC to implement a 100 basis point incentive adder to its base return on equity for being an independent transmission company. In March 2015, FERC issued an order granting a 50 basis point incentive adder to ITC’s base return on equity for being an independent transmission company. The implementation of the adder will be retroactively applied back to April 2015 after resolution of a MISO transmission owner return on equity complaint filed in 2013 by a group of MISO industrial customer organizations. Alliant Energy and IPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC on the 2013 complaint.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of March 31, 2015.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2014 Form 10-K and such risk factors have not changed materially from the items reported in the 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2015 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
January 1 through January 31	2,226	$68.32	—	N/A
February 1 through February 28	24,490	64.96	—	N/A
March 1 through March 31	583	60.93	—	N/A
	27,299	65.15	—

(a)
Includes 2,226, 2,027 and 583 shares of Alliant Energy common stock for January 1 through January 31, February 1 through February 28 and March 1 through March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date. Also includes 22,463 shares of Alliant Energy common stock for February 1 through February 28 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity-based compensation plans.

Refer to Note 6 for discussion of restrictions on each of IPL’s and WPL’s distributions to its parent company.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of May 2015.

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

1.1
Distribution Agreement, dated March 4, 2015, among Alliant Energy; J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to Alliant Energy’s Form 8-K, filed March 4, 2015 (File No. 1-9894))

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.