Form 10-Q
period 2015-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2015-08-06
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of June 30, 2015:

Alliant Energy Corporation	Common stock, $0.01 par value, 113,263,624 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2014 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2014
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax, financial and health care legislation, and regulatory agency orders;

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

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements and expansion of IPL’s and WPL’s natural gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind project, and the potential decommissioning of certain EGUs of IPL and WPL;

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

•	impacts on equity income from unconsolidated investments due to changes to ATC’s authorized return on equity;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the CCR Rule, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

•	risks associated with implementing a new customer billing and information system currently expected by the end of the first quarter of 2016;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and allocation of mixed service costs, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota electric and natural gas distribution assets and RMT, which could result from, among other things, warranties, parental guarantees or litigation;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries, including the flood damage lawsuit pending against CRANDIC;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	adverse developments in the food manufacturing industry, including animal flu and other illnesses;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies, including a new revenue recognition standard, which is currently expected to be adopted in 2018;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$640.4	$643.9	$1,311.7	$1,319.7
Gas	51.7	76.9	250.1	317.6
Other	14.8	15.6	31.2	38.4
Non-regulated	10.3	13.9	21.6	27.4
Total operating revenues	717.2	750.3	1,614.6	1,703.1
Operating expenses:
Utility:
Electric production fuel and purchased power	185.2	214.1	401.1	452.8
Electric transmission service	116.9	105.5	240.1	219.6
Cost of gas sold	21.9	45.0	152.7	206.9
Other operation and maintenance	157.3	160.7	303.9	321.7
Non-regulated operation and maintenance	—	1.8	1.3	3.1
Depreciation and amortization	100.4	95.8	200.6	191.3
Taxes other than income taxes	26.5	24.1	53.0	50.2
Total operating expenses	608.2	647.0	1,352.7	1,445.6
Operating income	109.0	103.3	261.9	257.5
Interest expense and other:
Interest expense	46.5	45.1	93.1	90.3
Equity income from unconsolidated investments, net	(11.3)	(11.3)	(17.8)	(22.7)
Allowance for funds used during construction	(8.6)	(8.4)	(15.4)	(17.5)
Interest income and other	(0.2)	0.1	(0.3)	(1.6)
Total interest expense and other	26.4	25.5	59.6	48.5
Income from continuing operations before income taxes	82.6	77.8	202.3	209.0
Income taxes	11.2	13.2	31.7	33.8
Income from continuing operations, net of tax	71.4	64.6	170.6	175.2
Loss from discontinued operations, net of tax	(1.3)	(0.3)	(1.3)	(0.3)
Net income	70.1	64.3	169.3	174.9
Preferred dividend requirements of IPL	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$67.6	$61.8	$164.2	$169.8
Weighted average number of common shares outstanding (basic and diluted)	113.1	110.8	112.1	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.61	$0.56	$1.47	$1.53
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income	$0.60	$0.56	$1.46	$1.53
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$68.9	$62.1	$165.5	$170.1
Loss from discontinued operations, net of tax	(1.3)	(0.3)	(1.3)	(0.3)
Net income	$67.6	$61.8	$164.2	$169.8
Dividends declared per common share	$0.55	$0.51	$1.10	$1.02

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$56.9
Accounts receivable, less allowance for doubtful accounts	297.3	427.3
Production fuel, at weighted average cost	78.8	83.8
Materials and supplies, at weighted average cost	82.3	72.9
Gas stored underground, at weighted average cost	24.1	67.1
Regulatory assets	71.1	68.1
Other	435.5	267.0
Total current assets	1,043.9	1,043.1
Property, plant and equipment, net	9,173.5	8,938.4
Investments:
Investment in American Transmission Company LLC	293.5	286.5
Other	56.4	58.4
Total investments	349.9	344.9
Other assets:
Regulatory assets	1,706.8	1,715.6
Deferred charges and other	38.2	43.9
Total other assets	1,745.0	1,759.5
Total assets	$12,312.3	$12,085.9

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$33.5	$183.0
Commercial paper	120.9	141.3
Accounts payable	374.9	427.9
Regulatory liabilities	197.7	200.1
Other	264.5	262.4
Total current liabilities	991.5	1,214.7
Long-term debt, net (excluding current portion)	3,717.4	3,606.7
Other liabilities:
Deferred income tax liabilities	2,449.1	2,321.1
Regulatory liabilities	572.4	621.1
Pension and other benefit obligations	417.4	421.7
Other	342.8	260.1
Total other liabilities	3,781.7	3,624.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 113,263,624 and 110,935,680 shares outstanding	1.1	1.1
Additional paid-in capital	1,649.0	1,509.1
Retained earnings	1,979.3	1,938.0
Accumulated other comprehensive loss	(0.6)	(0.6)
Shares in deferred compensation trust - 206,419 and 238,935 shares at a weighted average cost of $38.82 and $37.45 per share	(8.0)	(8.9)
Total Alliant Energy Corporation common equity	3,620.8	3,438.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	0.9	1.8
Total equity	3,821.7	3,640.5
Total liabilities and equity	$12,312.3	$12,085.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$169.3	$174.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	200.6	191.3
Deferred tax expense and investment tax credits	43.0	37.3
Other	3.5	11.7
Other changes in assets and liabilities:
Accounts receivable	33.7	47.6
Sales of accounts receivable	78.0	(19.0)
Regulatory assets	(22.7)	(71.6)
Derivative assets	3.6	(92.3)
Accounts payable	(25.3)	35.8
Regulatory liabilities	(40.0)	45.2
Deferred income taxes	48.0	51.5
Other	25.6	35.8
Net cash flows from operating activities	517.3	448.2
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(436.2)	(332.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(32.2)	(31.9)
Other	(1.9)	(4.5)
Net cash flows used for investing activities	(470.3)	(369.0)
Cash flows used for financing activities:
Common stock dividends	(122.9)	(112.9)
Proceeds from issuance of common stock, net	139.5	—
Payments to retire long-term debt	(151.4)	(0.8)
Net change in commercial paper	90.8	28.5
Other	(5.1)	12.4
Net cash flows used for financing activities	(49.1)	(72.8)
Net increase (decrease) in cash and cash equivalents	(2.1)	6.4
Cash and cash equivalents at beginning of period	56.9	9.8
Cash and cash equivalents at end of period	$54.8	$16.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($93.5)	($90.5)
Income taxes, net	$0.1	$3.8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$162.1	$124.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues:
Electric utility	$339.4	$354.6	$702.0	$728.8
Gas utility	29.8	43.7	141.0	179.4
Steam and other	13.0	13.6	28.2	32.6
Total operating revenues	382.2	411.9	871.2	940.8
Operating expenses:
Electric production fuel and purchased power	90.5	122.9	200.6	262.9
Electric transmission service	77.9	75.4	161.8	159.0
Cost of gas sold	13.0	25.7	84.0	113.8
Other operation and maintenance	100.6	92.1	193.2	189.3
Depreciation and amortization	52.1	48.9	103.9	97.6
Taxes other than income taxes	14.3	12.9	28.4	26.7
Total operating expenses	348.4	377.9	771.9	849.3
Operating income	33.8	34.0	99.3	91.5
Interest expense and other:
Interest expense	23.9	22.6	48.0	45.1
Allowance for funds used during construction	(6.7)	(6.0)	(12.0)	(12.0)
Interest income and other	—	(0.1)	(0.1)	(0.1)
Total interest expense and other	17.2	16.5	35.9	33.0
Income before income taxes	16.6	17.5	63.4	58.5
Income tax benefit	(2.6)	(3.4)	(6.2)	(8.4)
Net income	19.2	20.9	69.6	66.9
Preferred dividend requirements	2.5	2.5	5.1	5.1
Earnings available for common stock	$16.7	$18.4	$64.5	$61.8
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.0	$5.3
Accounts receivable, less allowance for doubtful accounts	104.2	216.7
Production fuel, at weighted average cost	44.9	52.7
Materials and supplies, at weighted average cost	47.5	42.0
Gas stored underground, at weighted average cost	8.2	30.8
Regulatory assets	28.0	38.7
Other	308.1	169.9
Total current assets	542.9	556.1
Property, plant and equipment, net	4,687.8	4,554.7
Investments	19.5	19.1
Other assets:
Regulatory assets	1,322.7	1,319.2
Deferred charges and other	15.0	12.7
Total other assets	1,337.7	1,331.9
Total assets	$6,587.9	$6,461.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150.0
Accounts payable	222.1	259.6
Accounts payable to associated companies	43.6	31.3
Regulatory liabilities	129.5	129.7
Other	148.0	135.3
Total current liabilities	543.2	705.9
Long-term debt, net (excluding current portion)	1,730.2	1,618.7
Other liabilities:
Deferred income tax liabilities	1,418.8	1,341.4
Regulatory liabilities	402.5	453.8
Pension and other benefit obligations	141.5	142.4
Other	243.0	185.5
Total other liabilities	2,205.8	2,123.1
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,342.8	1,242.8
Retained earnings	532.5	537.9
Total Interstate Power and Light Company common equity	1,908.7	1,814.1
Cumulative preferred stock	200.0	200.0
Total equity	2,108.7	2,014.1
Total liabilities and equity	$6,587.9	$6,461.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$69.6	$66.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	103.9	97.6
Other	24.9	(4.0)
Other changes in assets and liabilities:
Accounts receivable	16.9	48.3
Sales of accounts receivable	78.0	(19.0)
Gas stored underground	23.6	7.5
Regulatory assets	(20.0)	(48.5)
Derivative assets	(2.7)	(51.9)
Accounts payable	(22.0)	23.4
Regulatory liabilities	(38.9)	(2.7)
Deferred income taxes	44.7	54.7
Other	16.5	33.8
Net cash flows from operating activities	294.5	206.1
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(281.3)	(184.9)
Other	(3.9)	(11.5)
Net cash flows used for investing activities	(285.2)	(196.4)
Cash flows used for financing activities:
Common stock dividends	(69.9)	(70.0)
Capital contributions from parent	100.0	60.0
Payments to retire long-term debt	(150.0)	—
Net change in commercial paper	111.2	—
Other	(3.9)	1.3
Net cash flows used for financing activities	(12.6)	(8.7)
Net increase (decrease) in cash and cash equivalents	(3.3)	1.0
Cash and cash equivalents at beginning of period	5.3	4.4
Cash and cash equivalents at end of period	$2.0	$5.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($48.3)	($45.2)
Income taxes, net	$18.6	$9.0
Significant non-cash investing and financing activities:
Accrued capital expenditures	$118.8	$76.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues:
Electric utility	$301.0	$289.3	$609.7	$590.9
Gas utility	21.9	33.2	109.1	138.2
Other	1.8	2.0	3.0	5.8
Total operating revenues	324.7	324.5	721.8	734.9
Operating expenses:
Electric production fuel and purchased power	94.7	91.2	200.5	189.9
Electric transmission service	39.0	30.1	78.3	60.6
Cost of gas sold	8.9	19.3	68.7	93.1
Other operation and maintenance	56.7	68.6	110.7	132.4
Depreciation and amortization	45.8	44.7	91.8	89.4
Taxes other than income taxes	11.3	10.6	22.7	21.8
Total operating expenses	256.4	264.5	572.7	587.2
Operating income	68.3	60.0	149.1	147.7
Interest expense and other:
Interest expense	23.3	21.1	46.4	42.2
Equity income from unconsolidated investments	(11.3)	(11.4)	(19.1)	(22.8)
Allowance for funds used during construction	(1.9)	(2.4)	(3.4)	(5.5)
Interest income and other	(0.1)	0.3	—	0.3
Total interest expense and other	10.0	7.6	23.9	14.2
Income before income taxes	58.3	52.4	125.2	133.5
Income taxes	18.8	17.8	40.9	44.1
Net income	39.5	34.6	84.3	89.4
Net income attributable to noncontrolling interest	0.5	—	0.7	—
Earnings available for common stock	$39.0	$34.6	$83.6	$89.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48.8	$46.7
Accounts receivable, less allowance for doubtful accounts	166.6	185.8
Production fuel, at weighted average cost	33.9	31.1
Materials and supplies, at weighted average cost	32.8	29.2
Gas stored underground, at weighted average cost	15.9	36.3
Regulatory assets	43.1	29.4
Deferred income tax assets	61.0	37.5
Other	51.9	61.2
Total current assets	454.0	457.2
Property, plant and equipment, net	4,028.4	3,938.9
Investments:
Investment in American Transmission Company LLC	293.5	286.5
Other	19.0	19.5
Total investments	312.5	306.0
Other assets:
Regulatory assets	384.1	396.4
Deferred charges and other	23.8	29.7
Total other assets	407.9	426.1
Total assets	$5,202.8	$5,128.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$30.6	$30.6
Accounts payable	98.0	112.9
Accounts payable to associated companies	18.0	25.5
Regulatory liabilities	68.2	70.4
Other	82.4	70.9
Total current liabilities	297.2	310.3
Long-term debt, net (excluding current portion)	1,543.5	1,543.3
Other liabilities:
Deferred income tax liabilities	1,014.9	970.0
Regulatory liabilities	169.9	167.3
Capital lease obligations - Sheboygan Falls Energy Facility	86.6	89.4
Pension and other benefit obligations	179.0	180.4
Other	177.9	155.2
Total other liabilities	1,628.3	1,562.3
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	698.7	678.6
Total Wisconsin Power and Light Company common equity	1,723.9	1,703.8
Noncontrolling interest	9.9	8.5
Total equity	1,733.8	1,712.3
Total liabilities and equity	$5,202.8	$5,128.2
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$84.3	$89.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	91.8	89.4
Other amortizations	2.7	24.9
Deferred tax expense and investment tax credits	20.4	37.1
Other	(8.1)	(8.1)
Other changes in assets and liabilities:
Regulatory assets	(2.7)	(23.1)
Derivative assets	6.3	(40.4)
Regulatory liabilities	(1.1)	47.9
Other	36.6	18.4
Net cash flows from operating activities	230.2	235.5
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(154.9)	(147.7)
Other	(7.1)	(3.4)
Net cash flows used for investing activities	(162.0)	(151.1)
Cash flows used for financing activities:
Common stock dividends	(63.5)	(59.4)
Net change in commercial paper	—	(25.7)
Other	(2.6)	6.6
Net cash flows used for financing activities	(66.1)	(78.5)
Net increase in cash and cash equivalents	2.1	5.9
Cash and cash equivalents at beginning of period	46.7	0.5
Cash and cash equivalents at end of period	$48.8	$6.4
Supplemental cash flows information:
Cash paid during the period for:
Interest	($46.5)	($42.2)
Income taxes, net	($3.7)	($9.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$39.5	$46.7

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. In addition, the Notes herein exclude assets and liabilities held for sale. As discussed in Note 16, IPL’s Minnesota electric distribution assets qualified as held for sale as of June 30, 2015.

(b) New Accounting Pronouncements -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the Financial Accounting Standards Board deferred the effective date of this standard. As a result, Alliant Energy, IPL and WPL are now required to adopt this standard on January 1, 2018. Early adoption on January 1, 2017 is permitted. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations.

Presentation of Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board issued an accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Alliant Energy, IPL and WPL are required to adopt this standard by January 1, 2016. Debt issuance costs represent less than 1% of total long-term debt.

(2) REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Tax-related	$961.1	$955.3	$932.8	$928.0	$28.3	$27.3
Pension and OPEB costs	555.7	570.2	281.8	287.9	273.9	282.3
AROs	77.9	73.7	44.1	41.4	33.8	32.3
Derivatives	54.1	46.9	26.1	28.0	28.0	18.9
Commodity cost recovery	32.3	31.1	0.5	0.4	31.8	30.7
Emission allowances	26.7	27.4	26.7	27.4	—	—
Other	70.1	79.1	38.7	44.8	31.4	34.3
	$1,777.9	$1,783.7	$1,350.7	$1,357.9	$427.2	$425.8

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cost of removal obligations	$410.6	$421.7	$266.6	$279.1	$144.0	$142.6
IPL’s tax benefit riders	201.9	243.0	201.9	243.0	—	—
Energy efficiency cost recovery	58.5	64.3	1.7	—	56.8	64.3
IPL’s electric transmission cost recovery	24.3	19.4	24.3	19.4	—	—
Commodity cost recovery	16.6	15.4	11.6	15.1	5.0	0.3
Other	58.2	57.4	25.9	26.9	32.3	30.5
	$770.1	$821.2	$532.0	$583.5	$238.1	$237.7

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the six months ended June 30, 2015, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Certain tax-related regulatory assets associated with IPL’s Minnesota electric distribution assets were classified as held for sale as of June 30, 2015 on Alliant Energy’s and IPL’s balance sheets.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the six months ended June 30, 2015, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $41 million as follows (in millions):

Electric tax benefit rider credits	$35
Gas tax benefit rider credits	6
$41

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Utility Rate Cases -
IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits beginning May 2014. For the three and six months ended June 30, IPL recorded billing credits to reduce retail electric customers’ bills as follows (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
Billing credits to reduce retail electric customers’ bills	$6	$20	$12	$20

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - In July 2015, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $15 million, or approximately 1%, in 2016. The increase reflects anticipated increases in retail electric fuel-related costs in 2016. Any rate changes granted from this request are expected to be effective on January 1, 2016. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2015.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - Pursuant to a 2013 PSCW order, WPL’s 2014 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs for 2014 of $33 million (including $28 million outside the approved range for 2014). The $28 million of deferred fuel-related costs is included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory assets table above. In July 2015, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $28 million, or approximately 3%, effective January 1, 2016 to recover the 2014 Test Year deferred fuel-related costs.

(3) PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. Construction began in 2014 and is expected to be completed in 2016. As of June 30, 2015, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $132 million and AFUDC of $5 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of June 30, 2015, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $343 million and AFUDC of $12 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets and received proceeds of $11 million and a promissory note of $2 million. In July 2015, IPL completed the sale of its Minnesota electric distribution assets and received proceeds of $127 million, which were used to reduce cash proceeds received from IPL’s sales of accounts receivable program. Final proceeds are subject to post-closing adjustments based on the value of the net assets as of the closing date and are expected to be approximately $130 million. The premium received over the book value of the property, plant and equipment sold was more than offset by tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $9 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Utility - Other operation and maintenance” in their income statements for the three and six months ended June 30, 2015. Refer to Note 16 for details of the Minnesota electric distribution assets, which qualified as held for sale as of June 30, 2015.

In July 2015, FERC approved the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which became effective upon the sale of IPL’s Minnesota electric distribution assets.

Non-regulated and Other -
Corporate Services and Other - Corporate Services is implementing a new customer billing and information system for IPL and WPL, which is currently expected to be placed in service by the end of the first quarter of 2016. As of June 30, 2015, Alliant Energy recorded capitalized expenditures of $79 million and capitalized interest of $2 million for the system in “Property, plant and equipment, net” on its balance sheet.

(4) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its Iowa customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2015, IPL sold $177.8 million of receivables to the third party, received $100.0 million in cash proceeds and recorded deferred proceeds of $73.4 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$125.0	$75.0	$125.0	$75.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	77.3	34.2	72.7	30.9

For the three and six months ended June 30, 2015 and 2014, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2015	December 31, 2014
Customer accounts receivable	$100.4	$134.8
Unbilled utility revenues	77.2	69.7
Other receivables	0.2	0.1
Receivables sold to third party	177.8	204.6
Less: cash proceeds (a)	100.0	22.0
Deferred proceeds	77.8	182.6
Less: allowance for doubtful accounts	4.4	5.4
Fair value of deferred proceeds	$73.4	$177.2
Outstanding receivables past due	$14.0	$19.9

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
Collections reinvested in receivables	$417.1	$475.8	$923.0	$1,017.2
Credit losses, net of recoveries	2.5	3.9	3.5	6.4

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

(5) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014
ATC	($10.9)	($11.1)	($18.7)	($22.3)	($10.9)	($11.1)	($18.7)	($22.3)
Other	(0.4)	(0.2)	0.9	(0.4)	(0.4)	(0.3)	(0.4)	(0.5)
	($11.3)	($11.3)	($17.8)	($22.7)	($11.3)	($11.4)	($19.1)	($22.8)

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2015	110,935,680
At-the-market offering program	2,186,617
Shareowner Direct Plan	107,412
Equity-based compensation plans (Note 9(b))	56,378
Other	(22,463)
Shares outstanding, June 30, 2015	113,263,624

At-the-Market Offering Program - In March 2015, Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of June 30, 2015, Alliant Energy issued 2,186,617 shares of common stock through this program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

Dividend Restrictions - As of June 30, 2015, IPL’s amount of retained earnings that were free of dividend restrictions was $533 million. As of June 30, 2015, WPL’s amount of retained earnings that were free of dividend restrictions was $64 million for the remainder of 2015.

Restricted Net Assets of Subsidiaries - As of June 30, 2015, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.4 billion and $1.7 billion, respectively.

Capital Transactions with Subsidiaries - For the six months ended June 30, 2015, IPL received capital contributions of $100.0 million from its parent company. For the six months ended June 30, 2015, IPL and WPL each paid common stock dividends of $69.9 million and $63.5 million, respectively, to its parent company.

Comprehensive Income - For the three and six months ended June 30, 2015 and 2014, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2015 and 2014, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(7) DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
June 30, 2015	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$120.9	$120.9	$—	$—
Weighted average remaining maturity	6 days	6 days	N/A	N/A
Weighted average interest rates	0.4%	0.4%	N/A	N/A
Available credit facility capacity (a)	$767.9	$179.1	$188.8	$400.0

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2015	2014	2015	2014	2015	2014
Maximum amount outstanding (based on daily outstanding balances)	$152.6	$311.6	$9.7	$6.0	$—	$168.4
Average amount outstanding (based on daily outstanding balances)	$93.2	$262.7	$0.1	$0.1	$—	$141.8
Weighted average interest rates	0.5%	0.2%	0.5%	0.2%	N/A	0.1%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$152.6	$316.2	$9.7	$10.0	$—	$204.7
Average amount outstanding (based on daily outstanding balances)	$110.5	$269.1	$0.1	$0.2	$—	$157.3
Weighted average interest rates	0.4%	0.2%	0.5%	0.2%	N/A	0.1%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2015. Refer to Note 7(b) for further discussion of $111.2 million of commercial paper outstanding at June 30, 2015 classified as long-term debt on Alliant Energy’s and IPL’s balance sheets.

(b) Long-term Debt - In June 2015, IPL retired its $150.0 million, 3.3% senior debentures. As of June 30, 2015, $111.2 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2015, this commercial paper balance had a weighted average remaining maturity of 6 days and a 0.5% interest rate.

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

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2015	2014	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(10.6)	(11.9)	(25.3)	(36.6)	—	—
Effect of rate-making on property-related differences	(8.4)	(4.8)	(22.3)	(14.4)	(0.7)	(0.2)
Production tax credits	(6.5)	(6.1)	(7.2)	(8.0)	(6.7)	(5.8)
Other items, net	4.1	4.8	4.1	4.6	4.6	5.0
Overall income tax rate	13.6%	17.0%	(15.7%)	(19.4%)	32.2%	34.0%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2015	2014	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(10.2)	(11.9)	(25.2)	(32.8)	—	—
Effect of rate-making on property-related differences	(7.0)	(5.1)	(16.6)	(13.0)	(0.6)	(0.7)
Production tax credits	(6.4)	(6.5)	(7.2)	(8.2)	(6.4)	(6.2)
Other items, net	4.3	4.7	4.2	4.6	4.7	4.9
Overall income tax rate	15.7%	16.2%	(9.8%)	(14.4%)	32.7%	33.0%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by the effect of rate-making principles on certain property-related differences for which deferred tax is not recognized in the income statement, substantially all of which relates to IPL. The increased benefits from property-related differences recognized during the three and six months ended June 30, 2015 were primarily due to additional repairs deductions.

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2015, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $128.0 million, $77.4 million and $44.9 million, respectively. These increases in non-current deferred tax liabilities were primarily due to utilization of federal net operating loss carryforwards, and property-related differences recorded during the six months ended June 30, 2015, including an increase in qualifying repairs expenditures.

Carryforwards - At June 30, 2015, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$845	$290	2029
State net operating losses	860	44	2018
Federal tax credits	222	218	2022
		$552

IPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$396	$136	2029
State net operating losses	265	14	2018
Federal tax credits	77	75	2022
		$225

WPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$342	$117	2029
State net operating losses	170	8	2018
Federal tax credits	86	85	2022
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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$3.9	$3.3	$7.9	$6.6	$1.4	$1.3	$2.8	$2.6
Interest cost	13.4	13.5	26.8	27.0	2.3	2.3	4.5	4.7
Expected return on plan assets	(18.8)	(18.8)	(37.5)	(37.5)	(2.1)	(2.0)	(4.2)	(4.1)
Amortization of prior service credit	—	—	(0.1)	—	(2.8)	(2.9)	(5.6)	(5.9)
Amortization of actuarial loss	8.9	5.0	17.7	9.8	1.2	0.6	2.4	1.2
Additional benefit costs	0.1	—	0.3	—	—	—	—	—
	$7.5	$3.0	$15.1	$5.9	$—	($0.7)	($0.1)	($1.5)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.2	$1.8	$4.4	$3.6	$0.6	$0.6	$1.2	$1.2
Interest cost	6.3	6.3	12.5	12.6	1.0	1.0	1.9	2.0
Expected return on plan assets	(9.0)	(8.9)	(17.9)	(17.9)	(1.4)	(1.4)	(2.8)	(2.9)
Amortization of prior service credit	(0.1)	—	(0.1)	—	(1.6)	(1.5)	(3.1)	(3.1)
Amortization of actuarial loss	3.9	2.0	7.7	4.0	0.5	0.2	1.1	0.5
	$3.3	$1.2	$6.6	$2.3	($0.9)	($1.1)	($1.7)	($2.3)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1.5	$1.2	$2.9	$2.4	$0.5	$0.5	$1.1	$1.0
Interest cost	5.7	5.6	11.3	11.3	0.9	0.9	1.8	1.9
Expected return on plan assets	(8.1)	(8.1)	(16.2)	(16.2)	(0.4)	(0.3)	(0.8)	(0.6)
Amortization of prior service cost (credit)	—	0.1	0.1	0.2	(0.8)	(0.9)	(1.7)	(1.9)
Amortization of actuarial loss	4.2	2.3	8.4	4.6	0.5	0.3	1.1	0.6
Additional benefit costs	0.1	—	0.3	—	—	—	—	—
	$3.4	$1.1	$6.8	$2.3	$0.7	$0.5	$1.5	$1.0

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three and six months ended June 30, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
401(k) costs	$5.6	$6.1	$12.3	$12.0	$2.9	$2.6	$6.3	$5.7	$2.6	$3.3	$5.5	$5.9

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Compensation expense	$2.3	$3.1	$5.5	$6.2	$1.2	$1.7	$2.9	$3.4	$1.0	$1.3	$2.4	$2.6
Income tax benefits	0.9	1.2	2.2	2.5	0.5	0.7	1.2	1.4	0.4	0.5	1.0	1.0

As of June 30, 2015, total unrecognized compensation cost related to share-based compensation awards was $9.6 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity was as follows:

	2015 (a)	2014 (a)
Nonvested shares, January 1	144,424	139,940
Granted	45,403	51,221
Vested	(45,612)	(45,235)
Forfeited	—	(1,502)
Nonvested shares, June 30	144,215	144,424

(a)	Share amounts represent the target number of performance shares.

During the six months ended June 30, certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2015	2014
	2012 Grant	2011 Grant
Performance shares vested	45,612	45,235
Percentage of target number of performance shares	167.5%	147.5%
Aggregate payout value (in millions)	$5.1	$3.4
Payout - cash (in millions)	$3.2	$2.9
Payout - common stock shares issued	10,975	4,810

Performance Units - A summary of the performance units activity was as follows:

	2015 (a)	2014 (a)
Nonvested units, January 1	63,665	65,912
Granted	17,837	20,422
Vested	(22,845)	(20,751)
Forfeited	(333)	(761)
Nonvested units, June 30	58,324	64,822

(a)	Unit amounts represent the target number of performance units.

During the six months ended June 30, certain performance units vested, resulting in cash payouts as follows:

	2015	2014
	2012 Grant	2011 Grant
Performance units vested	22,845	20,751
Percentage of target number of performance units	167.5%	147.5%
Payout value (in millions)	$1.6	$1.2

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at June 30, 2015, by year of grant, was as follows:

	Performance Shares			Performance Units
	2015 Grant	2014 Grant	2013 Grant	2015 Grant	2014 Grant	2013 Grant
Nonvested awards	45,403	49,719	49,093	17,504	19,440	21,380
Alliant Energy common stock closing price on June 30, 2015	$57.72	$57.72	$57.72
Alliant Energy common stock closing price on grant date				$65.09	$53.77	$47.58
Estimated payout percentage based on performance criteria	100%	133%	180%	100%	133%	180%
Fair values of each nonvested award	$57.72	$76.77	$103.90	$65.09	$71.51	$85.64

At June 30, 2015, fair values of nonvested performance shares and units were calculated based on Alliant Energy’s stock price and anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group over the performance period. The portion of the fair values based on anticipated total shareowner returns was estimated using a model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	98,812	$50.69	158,922	$42.71
Granted	45,403	65.09	51,221	53.77
Vested (a)	(49,093)	47.58	(90,847)	40.91
Forfeited	—	—	(20,484)	39.85
Nonvested shares, June 30	95,122	59.17	98,812	50.69

(a)
In 2015, 49,093 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met. In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2015	2014
Nonvested awards, January 1	78,930	96,977
Granted	41,105	42,446
Vested (a)	(37,332)	(55,517)
Forfeited	(709)	(4,098)
Nonvested awards, June 30	81,994	79,808

(a)
In 2015, 37,332 performance contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million. In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

(10) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Balance, January 1	$114.0	$109.7	$51.8	$47.9	$52.4	$52.4
Revisions in estimated cash flows (a)	2.1	—	0.9	—	1.2	—
Liabilities settled	(6.4)	(0.7)	(2.4)	(0.4)	(4.0)	(0.3)
Liabilities incurred (a)	72.3	16.5	56.1	16.3	16.2	0.2
Accretion expense	2.2	2.1	0.9	1.0	0.9	0.8
Balance, June 30	$184.2	$127.6	$107.3	$64.8	$66.7	$53.1

(a)
In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. In the second quarter of 2015, Alliant Energy, IPL and WPL recognized additional AROs of $74 million, $57 million and $17 million, respectively, as a result of the final CCR Rule. The increases in AROs resulted in corresponding increases in “Property, plant and equipment, net” on the respective balance sheets. Actual costs resulting from the CCR rule may be different than the amounts recorded in the second quarter of 2015 due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

(11) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
June 30, 2015	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$35.0	$35.0	$30.7	$30.7	$4.3	$4.3
Deferred proceeds (sales of receivables) (Note 4(a))	73.4	73.4	73.4	73.4	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	3,750.9	4,214.4	1,730.2	1,937.2	1,574.1	1,824.0
Cumulative preferred stock	200.0	198.9	200.0	198.9	—	—
Derivative liabilities (Note 12)	47.0	47.0	20.7	20.7	26.3	26.3

	Alliant Energy		IPL		WPL
December 31, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$38.6	$38.6	$28.0	$28.0	$10.6	$10.6
Deferred proceeds (sales of receivables) (Note 4(a))	177.2	177.2	177.2	177.2	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	3,789.7	4,418.2	1,768.7	2,053.0	1,573.9	1,908.9
Cumulative preferred stock	200.0	200.2	200.0	200.2	—	—
Derivative liabilities (Note 12)	37.6	37.6	19.5	19.5	18.1	18.1

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

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap, options and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

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

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 7(b) for additional information regarding long-term debt.

Cumulative preferred stock - The fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange at each reporting date.

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	June 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$35.0	$—	$3.0	$32.0	$38.6	$—	$2.6	$36.0
Deferred proceeds	73.4	—	—	73.4	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	4,214.4	—	4,210.7	3.7	4,418.2	—	4,414.9	3.3
Cumulative preferred stock	198.9	198.9	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	47.0	—	15.6	31.4	37.6	—	19.5	18.1

IPL	June 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$30.7	$—	$1.9	$28.8	$28.0	$—	$2.4	$25.6
Deferred proceeds	73.4	—	—	73.4	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	1,937.2	—	1,937.2	—	2,053.0	—	2,053.0	—
Cumulative preferred stock	198.9	198.9	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	20.7	—	10.2	10.5	19.5	—	13.3	6.2

WPL	June 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$4.3	$—	$1.1	$3.2	$10.6	$—	$0.2	$10.4
Capitalization and liabilities:
Long-term debt (including current maturities)	1,824.0	—	1,824.0	—	1,908.9	—	1,908.9	—
Derivatives - commodity contracts	26.3	—	5.4	20.9	18.1	—	6.2	11.9

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2015	2014	2015	2014
Beginning balance, April 1	($13.1)	$23.9	$117.7	$170.8
Total net gains (losses) (realized/unrealized) included in changes in net assets	(19.6)	16.9	—	—
Transfers out of Level 3	1.0	—	—	—
Purchases	36.8	76.7	—	—
Sales	(0.4)	—	—	—
Settlements (a)	(4.1)	(16.3)	(44.3)	22.9
Ending balance, June 30	$0.6	$101.2	$73.4	$193.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($17.7)	$16.3	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2015	2014	2015	2014
Beginning balance, January 1	$17.9	$4.4	$177.2	$203.5
Total net gains (losses) (realized/unrealized) included in changes in net assets	(36.8)	54.7	—	—
Transfers out of Level 3	0.6	—	—	—
Purchases	36.8	76.7	—	—
Sales	(1.2)	—	—	—
Settlements (a)	(16.7)	(34.6)	(103.8)	(9.8)
Ending balance, June 30	$0.6	$101.2	$73.4	$193.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($33.9)	$46.0	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2015	2014	2015	2014
Beginning balance, April 1	($5.0)	$7.8	$117.7	$170.8
Total net gains (losses) (realized/unrealized) included in changes in net assets	(5.0)	0.6	—	—
Transfers out of Level 3	0.2	—	—	—
Purchases	33.1	68.8	—	—
Sales	(0.4)	—	—	—
Settlements (a)	(4.6)	(13.0)	(44.3)	22.9
Ending balance, June 30	$18.3	$64.2	$73.4	$193.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($4.2)	$0.7	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2015	2014	2015	2014
Beginning balance, January 1	$19.4	$14.6	$177.2	$203.5
Total net gains (losses) (realized/unrealized) included in changes in net assets	(17.4)	4.4	—	—
Purchases	33.1	68.8	—	—
Sales	(1.1)	—	—	—
Settlements (a)	(15.7)	(23.6)	(103.8)	(9.8)
Ending balance, June 30	$18.3	$64.2	$73.4	$193.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($14.3)	$3.7	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2015	2014
Beginning balance, April 1	($8.1)	$16.1
Total net gains (losses) (realized/unrealized) included in changes in net assets	(14.6)	16.3
Transfers out of Level 3	0.8	—
Purchases	3.7	7.9
Settlements	0.5	(3.3)
Ending balance, June 30	($17.7)	$37.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($13.5)	$15.6

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2015	2014
Beginning balance, January 1	($1.5)	($10.2)
Total net gains (losses) (realized/unrealized) included in changes in net assets	(19.4)	50.3
Transfers out of Level 3	0.6	—
Purchases	3.7	7.9
Sales	(0.1)	—
Settlements	(1.0)	(11.0)
Ending balance, June 30	($17.7)	$37.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($19.6)	$42.3

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2015	($28.3)	$28.9	($9.0)	$27.3	($19.3)	$1.6
December 31, 2014	(7.0)	24.9	(3.2)	22.6	(3.8)	2.3

(12) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of June 30, 2015, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	2,432	3,240	1,314	1,314	8,300
FTRs (MWhs)	11,952	9,961	—	—	21,913
Natural gas (Dths)	36,167	34,330	9,079	126	79,702
Coal (tons)	897	2,260	1,073	1,113	5,343
IPL
Electricity (MWhs)	1,100	809	—	—	1,909
FTRs (MWhs)	6,664	5,696	—	—	12,360
Natural gas (Dths)	23,343	18,103	2,886	126	44,458
Coal (tons)	189	830	274	387	1,680
WPL
Electricity (MWhs)	1,332	2,431	1,314	1,314	6,391
FTRs (MWhs)	5,288	4,265	—	—	9,553
Natural gas (Dths)	12,824	16,227	6,193	—	35,244
Coal (tons)	708	1,430	799	726	3,663

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

	Alliant Energy		IPL		WPL
Commodity contracts	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Current derivative assets	$34.2	$30.5	$30.0	$27.4	$4.2	$3.1
Non-current derivative assets	0.8	8.1	0.7	0.6	0.1	7.5
Current derivative liabilities	27.1	28.1	13.8	16.4	13.3	11.7
Non-current derivative liabilities	19.9	9.5	6.9	3.1	13.0	6.4

Changes in unrealized gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30
Regulatory assets	($21.2)	($4.6)	($12.1)	($4.1)	($9.1)	($0.5)
Regulatory liabilities	(4.6)	21.3	3.6	3.8	(8.2)	17.5
Six Months Ended June 30
Regulatory assets	(42.1)	5.5	(23.8)	1.4	(18.3)	4.1
Regulatory liabilities	(2.4)	69.4	2.2	15.9	(4.6)	53.5

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

	Alliant Energy		IPL		WPL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Aggregate fair value	$47.0	$37.6	$20.7	$19.5	$26.3	$18.1
Credit support to be posted if triggered	46.9	37.4	20.7	19.5	26.2	17.9

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2015
Derivative assets	$35.0	$32.0	$30.7	$29.3	$4.3	$2.7
Derivative liabilities	47.0	44.0	20.7	19.3	26.3	24.7
December 31, 2014
Derivative assets	38.6	33.0	28.0	24.7	10.6	8.3
Derivative liabilities	37.6	32.0	19.5	16.2	18.1	15.8

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

(13) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, and generation maintenance and performance improvements at Columbia Units 1 and 2. At June 30, 2015, Alliant Energy’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $30 million.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At June 30, 2015, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,480	$1,480	$—
Other	202	1	201
	1,682	1,481	201
Natural gas	270	165	105
Coal (b)	279	114	165
SO2 emission allowances	22	22	—
Other (c)	24	17	7
	$2,277	$1,799	$478

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2015 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2015.

(c) Legal Proceedings -
IPL Consent Decree - In July 2015, IPL entered into a Consent Decree with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa to resolve potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa, while admitting no liability. In July 2015, the Consent Decree was lodged with, and is subject to approval by, the U.S. District Court for the Northern District of Iowa. Under the Consent Decree, IPL is required to install the following emission control systems:

•	Scrubber and baghouse at the Ottumwa Generating Station by December 31, 2015 (placed in service in 2014);

•	Scrubber and baghouse at the Lansing Generating Station by December 31, 2016 (placed in service in June 2015 and in 2010, respectively); and

•	SCR system or equivalent NOx reduction system at the Ottumwa Generating Station by December 31, 2019.

IPL is also required to fuel switch or retire the following EGUs:

•	M.L. Kapp Generating Station by August 31, 2015 (switched the fuel type from coal to natural gas in June 2015);

•	Prairie Creek Unit 4 by June 1, 2018;

•	Burlington Generating Station by December 31, 2021; and

•	Prairie Creek Units 1 and 3 by December 31, 2025.

In addition, IPL is required to either install combined cycle technology at, or retire, the Dubuque and Sutherland Generation Stations by June 1, 2019. IPL previously switched the fuel type from coal to natural gas at these EGUs.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. IPL will also pay a civil penalty of approximately $1 million and complete approximately $6 million in environmental mitigation projects.

Alliant Energy and IPL currently expect to recover costs incurred by IPL related to the emission control systems and environmental mitigation projects from IPL’s electric customers. The recovery of such costs will be decided by IPL’s regulators in future rate cases or other proceedings. Alliant Energy and IPL currently do not expect to recover costs related to the civil penalty from IPL’s electric customers.

Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. In May 2015, the Eighth Circuit Court of Appeals vacated the U.S. District Court for the Northern District of Iowa’s decision and ordered the case remanded back to the Iowa District Court for Linn County. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of June 30, 2015. Due to the lack of specific damages identified and the procedural nature of the activity to date, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. The indemnification obligations either cease to exist when the statute of limitation for such claims is met or, in the case of RMT’s projects, when the warranty period under the agreements expires. The contractual warranty periods for RMT’s projects generally range from 12 to 60 months with the latest expiring in 2016. Limited warranties may be extended in certain cases for warranty work performed.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of June 30, 2015, Alliant Energy had $198 million of performance guarantees outstanding, with $75 million, $48 million and $75 million currently expected to expire in 2015, 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of June 30, 2015. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 16 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” in the second quarter of 2015 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of June 30, 2015, the present value of the abandonment obligations is estimated at $36 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of June 30, 2015.

(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 24 and 5 sites, respectively. No longer included in IPL’s sites is a Minnesota site for which responsibility of monitoring and/or remediating the site was transferred to the buyer as part of the sale of IPL’s Minnesota natural gas distribution assets completed in April 2015.

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At June 30, 2015, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$12	-	$29	$10	-	$26	$2	-	$3
Current and non-current environmental liabilities	16			14			2

WPL Consent Decree - In 2009, the EPA sent a notice of violation to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia alleging that the owners of such EGUs failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan. In 2010, the Sierra Club filed complaints against WPL, as owner and operator of Nelson Dewey and Columbia, and separately as owner and operator of Edgewater, based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin State Implementation Plan designed to implement the CAA.

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

Final recovery of the costs expected to be incurred related to the Consent Decree will be decided by the PSCW in future rate cases or other proceedings. Alliant Energy and WPL currently expect to recover any material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Clean Air Visibility Rule, Mercury and Air Toxic Standard Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone National Ambient Air Quality Standards Rule, SO2 National Ambient Air Quality Standards Rule, Federal Clean Water Act including Section 316(b), Effluent Limitation Guidelines, Hydroelectric Fish Passage Device, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs. Some recent developments concerning these environmental matters are included below:

Air Quality -
Clean Air Act Section 111(d) - In August 2015, the EPA issued final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance goal beginning in 2030. In August 2015, the EPA also issued a proposed federal plan that would be implemented in states that do not have a fully approved state plan.

Clean Air Act Section 111(b) - In August 2015, the EPA issued final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards.

Land and Solid Waste -
CCR Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that were recognized in the second quarter of 2015 related to such rule.

(14) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Operating revenues	$640.4	$51.7	$14.8	$706.9	$10.3	$717.2
Operating income (loss)	100.9	(2.0)	3.2	102.1	6.9	109.0
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				55.7	13.2	68.9
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income				55.7	11.9	67.6
Three Months Ended June 30, 2014
Operating revenues	$643.9	$76.9	$15.6	$736.4	$13.9	$750.3
Operating income	89.1	2.7	2.2	94.0	9.3	103.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				53.0	9.1	62.1
Loss from discontinued operations, net of tax				—	(0.3)	(0.3)
Net income				53.0	8.8	61.8

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2015
Operating revenues	$1,311.7	$250.1	$31.2	$1,593.0	$21.6	$1,614.6
Operating income	205.6	34.3	8.5	248.4	13.5	261.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				148.1	17.4	165.5
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income				148.1	16.1	164.2
Six Months Ended June 30, 2014
Operating revenues	$1,319.7	$317.6	$38.4	$1,675.7	$27.4	$1,703.1
Operating income	183.4	45.7	10.1	239.2	18.3	257.5
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				151.2	18.9	170.1
Loss from discontinued operations, net of tax				—	(0.3)	(0.3)
Net income				151.2	18.6	169.8

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2015
Operating revenues	$339.4	$29.8	$13.0	$382.2
Operating income (loss)	33.9	(2.4)	2.3	33.8
Earnings available for common stock				16.7
Three Months Ended June 30, 2014
Operating revenues	$354.6	$43.7	$13.6	$411.9
Operating income	29.0	1.6	3.4	34.0
Earnings available for common stock				18.4
Six Months Ended June 30, 2015
Operating revenues	$702.0	$141.0	$28.2	$871.2
Operating income	74.2	18.2	6.9	99.3
Earnings available for common stock				64.5
Six Months Ended June 30, 2014
Operating revenues	$728.8	$179.4	$32.6	$940.8
Operating income	55.5	24.9	11.1	91.5
Earnings available for common stock				61.8

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2015
Operating revenues	$301.0	$21.9	$1.8	$324.7
Operating income	67.0	0.4	0.9	68.3
Earnings available for common stock				39.0
Three Months Ended June 30, 2014
Operating revenues	$289.3	$33.2	$2.0	$324.5
Operating income (loss)	60.1	1.1	(1.2)	60.0
Earnings available for common stock				34.6
Six Months Ended June 30, 2015
Operating revenues	$609.7	$109.1	$3.0	$721.8
Operating income	131.4	16.1	1.6	149.1
Earnings available for common stock				83.6
Six Months Ended June 30, 2014
Operating revenues	$590.9	$138.2	$5.8	$734.9
Operating income (loss)	127.9	20.8	(1.0)	147.7
Earnings available for common stock				89.4

(15) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases for the three and six months ended June 30 were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014
Corporate Services billings	$40	$41	$76	$74	$32	$31	$60	$59
Sales credited	2	2	6	4	6	3	12	2
Purchases billed	89	108	168	207	19	28	33	58

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Net payables to Corporate Services	$95	$84	$49	$58

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
ATC billings to WPL	$25	$24	$50	$48
WPL billings to ATC	3	1	5	4

WPL owed ATC net amounts of $8 million as of June 30, 2015 and $8 million as of December 31, 2014.

(16) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
Operating expenses	$2.0	$0.6	$2.0	$0.6
Loss before income taxes	(2.0)	(0.6)	(2.0)	(0.6)
Income tax benefit	(0.7)	(0.3)	(0.7)	(0.3)
Loss from discontinued operations, net of tax	($1.3)	($0.3)	($1.3)	($0.3)

Refer to Note 13(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets, which qualified as held for sale as of December 31, 2014. In July 2015, IPL completed the sale of its Minnesota electric distribution assets, which qualified as held for sale as of June 30, 2015. Alliant Energy and IPL evaluated the sales of IPL’s Minnesota electric and natural gas distribution assets and believe such sales did not represent a strategic shift that has, or will have, a major effect on their operational and financial results. As a result, the operating results of IPL’s Minnesota electric and natural gas distribution assets have not been separately classified and reported as discontinued operations in Alliant Energy’s and IPL’s income statements.

Alliant Energy’s and IPL’s balance sheets included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

	Electric	Natural Gas
	Distribution Assets	Distribution Assets
	June 30, 2015	December 31, 2014
Assets held for sale:
Current assets	$9.3	$1.1
Property, plant and equipment, net	125.0	11.0
Non-current regulatory assets	20.5	7.0
Carrying value adjustment of net assets sold (a)	(8.8)	—
Total assets held for sale	146.0	19.1
Liabilities held for sale:
Current liabilities	2.4	1.0
Other liabilities	12.6	7.1
Total liabilities held for sale	15.0	8.1
Net assets held for sale	$131.0	$11.0

(a)
The carrying value of IPL’s Minnesota electric distribution assets classified as held for sale exceeded the expected proceeds, less costs to sell. As a result, Alliant Energy and IPL recorded a pre-tax charge of $9 million in the second quarter of 2015 related to the Minnesota electric distribution assets.

Refer to Note 3 for further discussion of IPL’s sales of its Minnesota electric and natural gas distribution assets.

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

CONTENTS OF MDA

MDA consists of the following information:

•	Executive Summary

•	Strategic Overview

•	Rate Matters

•	Environmental Matters

•	Legislative Matters

•	Results of Operations

•	Liquidity and Capital Resources

•	Other Matters

•	Market Risk Sensitive Instruments and Positions

•	New Accounting Pronouncements

•	Critical Accounting Policies and Estimates

•	Other Future Considerations

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in southern and central Wisconsin. At June 30, 2015, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Wholesale electric service in MN (IPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2015		2014
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities, ATC and Corporate Services	$58.9	$0.52	$55.3	$0.50
Non-regulated and Parent	10.0	0.09	6.8	0.06
Income from continuing operations	68.9	0.61	62.1	0.56
Loss from discontinued operations	(1.3)	(0.01)	(0.3)	—
Net income	$67.6	$0.60	$61.8	$0.56

The table above includes utilities, ATC and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utilities, ATC and Corporate Services, and non-regulated and parent, EPS from continuing operations, are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Utilities, ATC and Corporate Services - Higher EPS in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to:

•
$0.08 per share of lower retail electric customer billing credits at IPL in the second quarter of 2015 compared to the second quarter of 2014 related to an approved settlement agreement in 2014 for its Iowa retail electric base rates;

•	$0.05 per share of lower energy efficiency cost recovery amortizations at WPL in the second quarter of 2015 compared to the second quarter of 2014; and

•	an estimated $0.03 per share of higher estimated temperature-normalized retail electric sales in the second quarter of 2015 compared to the second quarter of 2014.

These items were substantially offset by:

•	$0.06 per share of charges recorded in the second quarter of 2015 related to the sales of IPL’s Minnesota electric and natural gas distribution assets;

•	$0.05 per share of higher electric transmission service expense at WPL in the second quarter of 2015 compared to the second quarter of 2014; and

•	an estimated $0.05 per share of decreases in revenues from lower electric and gas sales in the second quarter of 2015 compared to the second quarter of 2014 due to milder temperatures.

Non-regulated and Parent - Higher EPS in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to $0.03 per share related to the timing of income tax expense at the Parent in the second quarter of 2015 compared to the second quarter of 2014, which is not expected to have a material impact on the full year results.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the second quarters of 2015 and 2014.

Strategic Overview Highlights
The strategic plan focuses on the core business of delivering regulated electric and natural gas service in Iowa and Wisconsin, and is built upon three key elements: competitive value, exceptional service, and responsible resources. Key strategic plan developments since the filing of the 2014 Form 10-K include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•	March 2015 - The IUB approved IPL’s most recent Emissions Plan and Budget, which includes a scrubber placed in service at Lansing Unit 4 in June 2015 to reduce SO2 emissions at the EGU.

•
April 2015 - WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion.

•
April 2015 - IPL completed the sale of its Minnesota natural gas distribution assets and received proceeds of $11 million and a promissory note of $2 million. The proceeds were used for general corporate purposes.

•
July 2015 - IPL completed the sale of its Minnesota electric distribution assets and received proceeds of $127 million, which were used to reduce cash proceeds received from IPL’s sales of accounts receivable program. Final proceeds are subject to post-closing adjustments based on the value of the net assets as of the closing date and are expected to be approximately $130 million.

•
July 2015 - Alliant Energy announced plans to fuel switch Prairie Creek Unit 4 by December 31, 2017 and the Burlington Generating Station by December 31, 2021, and fuel switch or retire Prairie Creek Units 1 and 3 by December 31, 2025. Alliant Energy also announced plans to install an SCR system at Ottumwa Unit 1 by December 31, 2019 to reduce NOx emissions at the EGU. IPL’s portion of the capital expenditures, excluding AFUDC, for the SCR system is currently estimated to be between $75 million and $100 million.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB and PSCW. Key regulatory developments since the filing of the 2014 Form 10-K include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
July 2015 - WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $15 million, or approximately 1%, in 2016. The increase reflects anticipated increases in retail electric fuel-rated costs in 2016. Any rate changes granted from this request are expected to be effective on January 1, 2016.

•
July 2015 - WPL received an order from the PSCW authorizing an annual retail electric rate increase of $28 million, or approximately 3%, effective January 1, 2016 to recover 2014 Test Year deferred fuel-related costs.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments since the filing of the 2014 Form 10-K include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
April 2015 - The EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. In the second quarter of 2015, Alliant Energy, IPL and WPL recognized additional AROs of $74 million, $57 million and $17 million, respectively, as a result of the final CCR Rule. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

•
July 2015 - IPL entered into a Consent Decree with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa to resolve potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa, while admitting no liability. The Consent Decree was lodged with, and is subject to approval by, the U.S. District Court for the Northern District of Iowa.

•
August 2015 - The EPA issued final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance goal beginning in 2030. In August 2015, the EPA also issued a proposed federal plan that would be implemented in states that do not have a fully approved state plan.

•
August 2015 - The EPA issued final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards.

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

•
March 2015 - Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of June 30, 2015, Alliant Energy issued 2,186,617 shares of common stock through this program and received net cash proceeds of $133 million. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

•
June 2015 - At June 30, 2015, Alliant Energy and its subsidiaries had $768 million of available capacity under the revolving credit facilities, $50 million of available capacity at IPL under its sales of accounts receivable program and $55 million of cash and cash equivalents.

•	June 2015 - IPL retired its $150.0 million, 3.3% senior debentures.

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

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Proposed Construction of the Riverside Expansion - In April 2015, WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s application is currently expected by mid-2016. Intervenors in the docket may attempt to challenge the Riverside expansion by raising questions over project need or alternatives, among other issues. The Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system.

Coal-Fired Generation -
Plant Retirements or Fuel Switching - IPL currently plans to fuel switch from coal to natural gas at, or retire, the following EGUs:

EGU (In-Service Year)	Nameplate Capacity	Expected Action
Prairie Creek Unit 4 (1967)	149 MW	Fuel switch by December 31, 2017
Burlington Generating Station (1968)	212 MW	Fuel switch by December 31, 2021
Prairie Creek Units 1 and 3 (1997 and 1958, respectively)	64 MW	Fuel switch or retire by December 31, 2025

In addition, IPL’s M.L. Kapp Unit 2 fuel type was switched from coal to natural gas in June 2015.

The above plans are consistent with IPL’s requirements specified in the Consent Decree, which is discussed in Note 13(c).

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3 for discussion of the sales of IPL’s Minnesota electric and natural gas distribution assets, which were completed in July 2015 and April 2015, respectively.

Environmental Compliance Plans -
IPL’s Emission Controls Projects - In March 2015, the IUB approved IPL’s most recent Emissions Plan and Budget, which includes a scrubber placed in service at Lansing Unit 4 in June 2015 to reduce SO2 emissions at the EGU. IPL’s previous Emissions Plan and Budget also included the scrubber at Lansing Unit 4.

Ottumwa Unit 1 - IPL currently plans to install an SCR system at Ottumwa Unit 1 by December 31, 2019 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality requirements, including the Cross-State Air Pollution Rule, and requirements under IPL’s Consent Decree. IPL’s portion of the capital expenditures, excluding AFUDC, for the SCR system is currently estimated to be between $75 million and $100 million and was included in Alliant Energy’s and IPL’s estimated capital expenditures planned for 2015 to 2018.

RATE MATTERS

A rate matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

WPL’s Retail Fuel-related Rate Filings -
2016 Test Year - Refer to Note 2 for discussion of WPL’s July 2015 request filed with the PSCW to increase annual rates for WPL’s retail electric customers for anticipated increases in retail electric fuel-related costs in 2016.

2014 Test Year - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of June 30, 2015 for fuel-related costs incurred by WPL in 2014 that were outside the approved bandwidth, as well as an order received from the PSCW in July 2015 authorizing WPL to recover such costs from its retail electric customers beginning in 2016.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Air Quality -
Greenhouse Gases Emissions -
Clean Air Act Section 111(d) - In August 2015, the EPA issued final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance goal beginning in 2030. In August 2015, the EPA also issued a proposed federal plan that would be implemented in states that do not have a fully approved state plan. Given Alliant Energy, IPL and WPL are currently reviewing the final standards and proposed federal plan, and the EPA’s rulemaking remains subject to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards, but expect that expenditures to comply with these standards could be significant.

Clean Air Act Section 111(b) - In August 2015, the EPA issued final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards.

IPL Consent Decree - Refer to Note 13(c) for discussion of a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa in July 2015 and IPL’s obligations thereunder. If approved by the U.S. District Court for the Northern District of Iowa, the Consent Decree will resolve discussions regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

Land and Solid Waste -
Coal Combustion Residuals Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that were recognized by Alliant Energy, IPL and WPL in the second quarter of 2015 related to such rule.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K.

RESULTS OF OPERATIONS

Overview - Second Quarter Results -
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s second quarter 2015 and 2014 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three months ended June 30, 2015 and 2014 are discussed below.

IPL - Earnings available for common stock decreased $2 million primarily due to losses recorded in the second quarter of 2015 related to IPL’s sales of its Minnesota electric and natural gas distribution assets and higher depreciation expense in the second quarter of 2015. These items were substantially offset by lower retail electric customer billing credits in the second quarter of 2015 compared to the second quarter of 2014.

WPL - Earnings available for common stock increased $4 million primarily due to lower energy efficiency cost recovery amortizations during the second quarter of 2015. This item was partially offset by higher electric transmission service expense in the second quarter of 2015.

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

Second Quarter 2015 vs. Second Quarter 2014 Summary - Electric margins and MWh sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$215.2	$221.5	(3%)	1,580	1,661	(5%)
Commercial	157.4	156.0	1%	1,526	1,523	—%
Industrial	203.2	200.3	1%	2,966	2,958	—%
Retail subtotal	575.8	577.8	—%	6,072	6,142	(1%)
Sales for resale:
Wholesale	46.9	51.5	(9%)	771	852	(10%)
Bulk power and other	6.5	2.3	183%	255	106	141%
Other	11.2	12.3	(9%)	37	36	3%
Total revenues/sales	640.4	643.9	(1%)	7,135	7,136	—%
Electric production fuel expense	83.8	100.7	(17%)
Energy purchases expense	100.9	113.4	(11%)
Purchased electric capacity expense	0.5	—	100%
Electric margins (a)	$455.2	$429.8	6%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$118.0	$122.8	(4%)	843	876	(4%)
Commercial	95.9	97.3	(1%)	971	966	1%
Industrial	109.9	116.5	(6%)	1,776	1,794	(1%)
Retail subtotal	323.8	336.6	(4%)	3,590	3,636	(1%)
Sales for resale:
Wholesale	7.6	8.7	(13%)	115	120	(4%)
Bulk power and other	0.4	0.8	(50%)	11	9	22%
Other	7.6	8.5	(11%)	21	19	11%
Total revenues/sales	339.4	354.6	(4%)	3,737	3,784	(1%)
Electric production fuel expense	27.1	47.4	(43%)
Energy purchases expense	63.3	75.5	(16%)
Purchased electric capacity expense	0.1	—	100%
Electric margins (a)	$248.9	$231.7	7%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$97.2	$98.7	(2%)	737	785	(6%)
Commercial	61.5	58.7	5%	555	557	—%
Industrial	93.3	83.8	11%	1,190	1,164	2%
Retail subtotal	252.0	241.2	4%	2,482	2,506	(1%)
Sales for resale:
Wholesale	39.3	42.8	(8%)	656	732	(10%)
Bulk power and other	6.1	1.5	307%	244	97	152%
Other	3.6	3.8	(5%)	16	17	(6%)
Total revenues/sales	301.0	289.3	4%	3,398	3,352	1%
Electric production fuel expense	56.7	53.3	6%
Energy purchases expense	37.6	37.9	(1%)
Purchased electric capacity expense	0.4	—	100%
Electric margins	$206.3	$198.1	4%

(a)
Includes $17 million and $19 million of credits on IPL’s Iowa retail electric customers’ bills for the second quarters of 2015 and 2014, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 Summary - Electric margins and MWh sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$472.5	$489.7	(4%)	3,632	3,885	(7%)
Commercial	312.6	317.0	(1%)	3,122	3,177	(2%)
Industrial	390.4	385.6	1%	5,826	5,782	1%
Retail subtotal	1,175.5	1,192.3	(1%)	12,580	12,844	(2%)
Sales for resale:
Wholesale	98.9	105.0	(6%)	1,635	1,788	(9%)
Bulk power and other	14.7	(1.8)	917%	673	196	243%
Other	22.6	24.2	(7%)	74	78	(5%)
Total revenues/sales	1,311.7	1,319.7	(1%)	14,962	14,906	—%
Electric production fuel expense	220.6	229.8	(4%)
Energy purchases expense	179.8	198.2	(9%)
Purchased electric capacity expense	0.7	24.8	(97%)
Electric margins (a)	$910.6	$866.9	5%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$261.1	$273.3	(4%)	1,974	2,110	(6%)
Commercial	192.4	197.3	(2%)	1,990	2,012	(1%)
Industrial	214.9	224.1	(4%)	3,509	3,504	—%
Retail subtotal	668.4	694.7	(4%)	7,473	7,626	(2%)
Sales for resale:
Wholesale	15.2	16.4	(7%)	234	241	(3%)
Bulk power and other	2.9	1.0	190%	135	14	864%
Other	15.5	16.7	(7%)	40	41	(2%)
Total revenues/sales	702.0	728.8	(4%)	7,882	7,922	(1%)
Electric production fuel expense	90.6	113.6	(20%)
Energy purchases expense	109.9	124.5	(12%)
Purchased electric capacity expense	0.1	24.8	(100%)
Electric margins (a)	$501.4	$465.9	8%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$211.4	$216.4	(2%)	1,658	1,775	(7%)
Commercial	120.2	119.7	—%	1,132	1,165	(3%)
Industrial	175.5	161.5	9%	2,317	2,278	2%
Retail subtotal	507.1	497.6	2%	5,107	5,218	(2%)
Sales for resale:
Wholesale	83.7	88.6	(6%)	1,401	1,547	(9%)
Bulk power and other	11.8	(2.8)	521%	538	182	196%
Other	7.1	7.5	(5%)	34	37	(8%)
Total revenues/sales	609.7	590.9	3%	7,080	6,984	1%
Electric production fuel expense	130.0	116.2	12%
Energy purchases expense	69.9	73.7	(5%)
Purchased electric capacity expense	0.6	—	100%
Electric margins	$409.2	$401.0	2%

(a)
Includes $35 million and $42 million of credits on Iowa retail electric customers’ bills for the six months ended June 30, 2015 and 2014, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in electric margins for the three and six months ended June 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Purchased electric capacity expense at IPL in 2014 (a)	$—	$—	$—	$25	$25	$—
Changes in electric fuel-related costs, net of recoveries at WPL	3	—	3	10	—	10
Retail electric customer billing credits at IPL (b)	14	14	—	8	8	—
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (c)	2	2	—	7	7	—
Earnings deferral for excess return on equity at WPL in 2014	3	—	3	3	—	3
Estimated changes in sales caused by temperatures	(9)	(4)	(5)	(17)	(9)	(8)
Other (d)	12	5	7	8	5	3
	$25	$17	$8	$44	$36	$8

(a)
IPL’s previous DAEC PPA that expired in February 2014 included minimum payments for IPL’s rights to electric generating capacity. IPL’s new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity.

(b)	Refer to Note 2 for further discussion of billing credits that began in May 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

(c)	Refer to Note 2 for further discussion of IPL’s electric tax benefit rider.

(d)
Includes increases in temperature-normalized retail sales volumes at IPL and WPL for the three-month period. For the six-month period, temperature-normalized retail sales volumes at IPL and WPL were relatively unchanged.

Temperatures - As measured by CDD in Alliant Energy’s service territories, temperatures during the second quarter of 2015 were approximately 10% cooler than normal. Temperatures during the second quarter of 2014 were 20-30% warmer than normal. The cooler temperatures during the second quarter of 2015 compared to the second quarter of 2014 caused a decrease in IPL’s and WPL’s electric sales for the three and six months ended June 30, 2015 due to lower demand by customers for air cooling. As measured by HDD in Alliant Energy’s service territories, temperatures during the first quarter of 2015 were approximately 10% colder than normal. Temperatures during the first quarter of 2014 were 20-25% colder than normal. The warmer temperatures during the first quarter of 2015 compared to the first quarter of 2014 caused a decrease in IPL’s and WPL’s electric and gas sales for the six months ended June 30, 2015 due to lower demand by customers for heating. HDD and CDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2015	2014	Normal	2015	2014	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	582	711	701	4,272	4,903	4,118
Madison, Wisconsin (WPL)	721	797	833	4,555	5,072	4,339
CDD (a):
Cedar Rapids, Iowa (IPL)	200	263	219	200	263	221
Madison, Wisconsin (WPL)	161	233	180	161	233	182

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2015	2014	Change	2015	2014	Change
IPL	($2)	$2	($4)	$—	$9	($9)
WPL	(2)	3	(5)	1	9	(8)
Total Alliant Energy	($4)	$5	($9)	$1	$18	($17)

Sales Trends - Alliant Energy’s retail sales volumes decreased 1% and 2% for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. These decreases were primarily due to the impact of temperatures on residential and commercial sales due to the warmer than normal temperatures during the second quarter of 2014 and the extremely cold temperatures during the first quarter of 2014.

Alliant Energy’s wholesale sales volumes decreased 10% and 9% for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. The three- and six-month decreases were primarily due to decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market, and the impact of unseasonably cold temperatures during the first quarter of 2014.

Alliant Energy’s bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense.

Due to IPL’s cost recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s and IPL’s electric margins. WPL’s cost recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on Alliant Energy’s and WPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related costs supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related costs determined by the PSCW each year. The difference between revenue collected and actual fuel-related costs incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increase to electric margins from amounts within the bandwidth were approximately $3 million and $4 million for the three and six months ended June 30, 2015, respectively. WPL estimates the decrease to electric margins from amounts within the bandwidth were approximately $0 and $6 million for the three and six months ended June 30, 2014, respectively. Refer to Note 2 for discussion of an order received from the PSCW in July 2015 authorizing WPL to recover $28 million, including interest, from its retail electric customers beginning in 2016 for deferred fuel-related costs incurred in 2014.

Alliant Energy’s electric production fuel expense decreased $17 million and $9 million for the three and six months ended June 30, 2015, respectively. The decreases for the three- and six-month periods were primarily due to changes in the under-/over-collection of fuel-related costs at IPL partially offset by deferrals recorded during the three and six months ended June 30, 2014 for fuel-related costs that were outside the approved bandwidth at WPL.

Alliant Energy’s energy purchases expense decreased $13 million and $18 million for the three and six months ended June 30, 2015, respectively, primarily due to lower prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) during the three- and six-month periods.

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

Second Quarter 2015 vs. Second Quarter 2014 Summary - Gas margins and Dth sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$27.6	$41.0	(33%)	3,285	4,060	(19%)
Commercial	15.0	24.6	(39%)	2,695	3,137	(14%)
Industrial	2.1	4.4	(52%)	528	634	(17%)
Retail subtotal	44.7	70.0	(36%)	6,508	7,831	(17%)
Transportation/other	7.0	6.9	1%	15,854	13,583	17%
Total revenues/sales	51.7	76.9	(33%)	22,362	21,414	4%
Cost of gas sold	21.9	45.0	(51%)
Gas margins (a)	$29.8	$31.9	(7%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$15.5	$22.9	(32%)	1,681	2,233	(25%)
Commercial	8.2	13.3	(38%)	1,333	1,607	(17%)
Industrial	1.7	3.3	(48%)	419	493	(15%)
Retail subtotal	25.4	39.5	(36%)	3,433	4,333	(21%)
Transportation/other	4.4	4.2	5%	8,126	7,097	14%
Total revenues/sales	29.8	43.7	(32%)	11,559	11,430	1%
Cost of gas sold	13.0	25.7	(49%)
Gas margins (a)	$16.8	$18.0	(7%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$12.1	$18.1	(33%)	1,604	1,827	(12%)
Commercial	6.8	11.3	(40%)	1,362	1,530	(11%)
Industrial	0.4	1.1	(64%)	109	141	(23%)
Retail subtotal	19.3	30.5	(37%)	3,075	3,498	(12%)
Transportation/other	2.6	2.7	(4%)	7,728	6,486	19%
Total revenues/sales	21.9	33.2	(34%)	10,803	9,984	8%
Cost of gas sold	8.9	19.3	(54%)
Gas margins	$13.0	$13.9	(6%)

(a)
Includes $3 million of credits on IPL’s Iowa retail gas customers’ bills for both the second quarters of 2015 and 2014 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 - Gas margins and Dth sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$144.5	$185.0	(22%)	18,271	20,895	(13%)
Commercial	80.3	102.8	(22%)	12,263	13,712	(11%)
Industrial	8.0	11.6	(31%)	1,551	1,757	(12%)
Retail subtotal	232.8	299.4	(22%)	32,085	36,364	(12%)
Transportation/other	17.3	18.2	(5%)	38,441	31,611	22%
Total revenues/sales	250.1	317.6	(21%)	70,526	67,975	4%
Cost of gas sold	152.7	206.9	(26%)
Gas margins (a)	$97.4	$110.7	(12%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$80.6	$104.2	(23%)	10,071	11,751	(14%)
Commercial	43.9	55.8	(21%)	6,481	7,337	(12%)
Industrial	5.6	7.9	(29%)	1,120	1,226	(9%)
Retail subtotal	130.1	167.9	(23%)	17,672	20,314	(13%)
Transportation/other	10.9	11.5	(5%)	18,143	15,796	15%
Total revenues/sales	141.0	179.4	(21%)	35,815	36,110	(1%)
Cost of gas sold	84.0	113.8	(26%)
Gas margins (a)	$57.0	$65.6	(13%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$63.9	$80.8	(21%)	8,200	9,144	(10%)
Commercial	36.4	47.0	(23%)	5,782	6,375	(9%)
Industrial	2.4	3.7	(35%)	431	531	(19%)
Retail subtotal	102.7	131.5	(22%)	14,413	16,050	(10%)
Transportation/other	6.4	6.7	(4%)	20,298	15,815	28%
Total revenues/sales	109.1	138.2	(21%)	34,711	31,865	9%
Cost of gas sold	68.7	93.1	(26%)
Gas margins	$40.4	$45.1	(10%)

(a)
Includes $6 million of credits on IPL’s Iowa retail gas customers’ bills for both the six months ended June 30, 2015 and 2014 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in gas margins for the three and six months ended June 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated decrease from changes in sales caused by temperatures	$—	$—	$—	($6)	($3)	($3)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	—	—	—	(6)	(6)	—
Lower revenues at WPL due to the impact of changes in retail gas base rates effective January 2015	—	—	—	(3)	—	(3)
Other	(2)	(1)	(1)	2	—	1
	($2)	($1)	($1)	($13)	($9)	($5)

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated increases (decreases) to gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2015	2014	Change	2015	2014	Change
IPL	$—	$—	$—	$1	$4	($3)
WPL	(1)	(1)	—	1	4	(3)
Total Alliant Energy	($1)	($1)	$—	$2	$8	($6)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Variances between periods in utility other revenues for the three and six months ended June 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	$—	$—	$—	($4)	($4)	$—
Other	(1)	(1)	—	(3)	—	(3)
	($1)	($1)	$—	($7)	($4)	($3)

(a)
Approximately 50% of all margins earned from IPL’s sharing mechanism relating to optimizing gas capacity contracts flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were higher than normal for the six months ended June 30, 2014.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$4	$1	$3	$10	$4	$6
Escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 at WPL (b)	6	—	6	12	—	12
Changes in the under-/over-collection of electric transmission service expense through the transmission cost rider at IPL (c)	2	2	—	(1)	(1)	—
Other	(1)	—	—	—	—	—
	$11	$3	$9	$21	$3	$18

(a)	Primarily due to increased electric transmission service rates.

(b)
Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to System Support Resource costs expected to be incurred. Due to a revision in MISO’s method utilized to allocate System Support Resource costs, WPL no longer expects to incur certain System Support Resource costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 and 2016 will be recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment WPL received as part of its approved retail electric rate case.

(c)
IPL is currently recovering the Iowa retail portion of its increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 and extended as part of the rate settlement approved in September 2014. The difference between electric transmission service expense and amounts collected from customers as electric revenues results in temporary costs (credits) recorded in electric transmission service expense until the amounts are reflected in future customer billings.

Utility Other Operation and Maintenance Expenses - Variances between periods in utility other operation and maintenance expenses for the three and six months ended June 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($9)	$—	($9)	($19)	$—	($19)
Lower generation expense at IPL (b)	(2)	(2)	—	(4)	(4)	—
Lower energy efficiency expense at IPL (c)	—	—	—	(4)	(4)	—
Losses on sales of IPL’s Minnesota distribution assets recorded in the second quarter of 2015 (d)	12	12	—	12	12	—
Higher employee benefits-related expense (e)	3	2	1	6	3	3
Other	(7)	(3)	(4)	(9)	(3)	(6)
	($3)	$9	($12)	($18)	$4	($22)

(a)	The July 2012 PSCW order for WPL’s 2013/2014 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015.

(b)	Primarily resulting from the timing of maintenance projects at IPL’s EGUs.

(c)	Changes in energy efficiency expense were offset by changes in electric and gas energy efficiency revenues.

(d)	Refer to Note 3 for discussion of IPL’s sales of its Minnesota electric and natural gas distribution assets.

(e)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs were largely due to decreases in discount rates and a change to the life expectancy assumption in 2014.

Depreciation and Amortization Expenses - Alliant Energy’s depreciation and amortization expenses increased $5 million and $9 million for the three- and six-month periods, respectively, primarily due to increased property additions, including various emission controls projects at IPL and WPL placed in service in 2014.

Equity Income from Unconsolidated Investments, Net - Alliant Energy’s and WPL’s equity income from unconsolidated investments decreased $5 million and $4 million for the six-month period, respectively, primarily due to reserves for rate refunds recorded during the six months ended June 30, 2015 at ATC. Refer to “Other Future Considerations” for discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers.

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations, including discussion of the impacts of tax benefit riders, the effect of rate-making on property-related differences, and production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Liquidity Position - At June 30, 2015, Alliant Energy had $55 million of cash and cash equivalents, $768 million ($179 million at the parent company, $189 million at IPL and $400 million at WPL) of available capacity under the revolving credit facilities and $50 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at June 30, 2015 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,620.8	47%	$1,908.7	50%	$1,723.9	52%
Preferred stock	200.0	3%	200.0	5%	—	—%
Noncontrolling interest	0.9	—%	—	—%	9.9	—%
Long-term debt (incl. current maturities)	3,750.9	49%	1,730.2	45%	1,574.1	48%
Short-term debt	120.9	1%	—	—%	—	—%
	$7,693.5	100%	$3,838.9	100%	$3,307.9	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Cash and cash equivalents, January 1	$56.9	$9.8	$5.3	$4.4	$46.7	$0.5
Cash flows from (used for):
Operating activities	517.3	448.2	294.5	206.1	230.2	235.5
Investing activities	(470.3)	(369.0)	(285.2)	(196.4)	(162.0)	(151.1)
Financing activities	(49.1)	(72.8)	(12.6)	(8.7)	(66.1)	(78.5)
Net increase (decrease)	(2.1)	6.4	(3.3)	1.0	2.1	5.9
Cash and cash equivalents, June 30	$54.8	$16.2	$2.0	$5.4	$48.8	$6.4

Operating Activities -
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 - Alliant Energy’s cash flows from operating activities increased $69 million primarily due to $97 million of higher cash flows from changes in the level of IPL’s accounts receivable sold during the six months ended June 30, 2015 compared to the same period in 2014, higher cash flows from lower fuel-related costs at WPL during the six months ended June 30, 2015 compared to the same period in 2014, and $25 million of purchased electric capacity payments during the six months ended June 30, 2014 related to the previous DAEC PPA. These items were partially offset by the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in March 2014, lower cash flows from changes in production fuel inventory levels at IPL and WPL, and decreased collections from IPL’s and WPL’s retail customers during the six months ended June 30, 2015 compared to the same period in 2014 caused by temperature impacts on electric and gas sales. Refer to Note 4 for discussion of IPL’s sales of accounts receivable program and the tax separation and indemnification agreement with Whiting Petroleum.

IPL’s cash flows from operating activities increased $88 million primarily due to $97 million of higher cash flows from changes in the level of accounts receivable sold during the six months ended June 30, 2015 compared to the same period in 2014 and $25 million of purchased electric capacity payments during the six months ended June 30, 2014 related to the previous DAEC PPA. These items were partially offset by lower cash flows from changes in production fuel inventory levels and decreased collections from retail customers during the six months ended June 30, 2015 compared to the same period in 2014 caused by temperature impacts on electric and gas sales.

WPL’s cash flows from operating activities decreased $5 million primarily due to decreased collections from retail customers during the six months ended June 30, 2015 compared to the same period in 2014 caused by temperature impacts on electric and gas sales, and lower cash flows from changes in production fuel inventory levels. These items were partially offset by higher cash flows from lower fuel-related costs during the six months ended June 30, 2015 compared to the same period in 2014.

Investing Activities -
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 - Alliant Energy’s cash flows used for investing activities increased $101 million primarily due to $104 million of higher utility construction expenditures. The higher utility construction expenditures were largely due to higher expenditures during the six months ended June 30, 2015 for Marshalltown.

IPL’s cash flows used for investing activities increased $89 million primarily due to $96 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures during the six months ended June 30, 2015 for Marshalltown.

WPL’s cash flows used for investing activities increased $11 million primarily due to $7 million of higher construction expenditures.

Financing Activities -
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 - Alliant Energy’s cash flows used for financing activities decreased $24 million primarily due to $140 million of net proceeds from common stock issuances during the six months ended June 30, 2015 and net changes in the amount of commercial paper outstanding. These items were partially offset by payments to retire IPL’s $150 million, 3.3% senior debentures in June 2015.

IPL’s cash flows used for financing activities increased $4 million primarily due to payments to retire its $150 million, 3.3% senior debentures in June 2015. This item was partially offset by changes in the amount of commercial paper outstanding and higher capital contributions from its parent company during the six months ended June 30, 2015 compared to the same period in 2014.

WPL’s cash flows used for financing activities decreased $12 million primarily due to changes in the amount of commercial paper outstanding.

Common Stock Issuances and Capital Contributions - Refer to Note 6 for discussion of common stock issuances by Alliant Energy, payments of common stock dividends by IPL and WPL to their parent company, and capital contributions from Alliant Energy to IPL during the six months ended June 30, 2015. Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances during the six months ended June 30, 2015 under its equity-based compensation plans for employees.

Long-term Debt - Refer to Note 7 for discussion of $111.2 million of commercial paper outstanding at June 30, 2015 classified as long-term debt at Alliant Energy and IPL, and IPL’s retirement of $150 million, 3.3% senior debentures in June 2015.

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

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except for the items described in Notes 7(b), 13(a) and 13(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of market risks is included in the 2014 Form 10-K and such market risks have not changed materially from those reported in the 2014 Form 10-K, except as described below.

Commodity Price - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of June 30, 2015 for fuel-related costs incurred by WPL in 2014 that were outside the approved bandwidth, as well as an order received from the PSCW in July 2015 authorizing WPL to recover such costs from its retail electric customers beginning in 2016.

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

Electric Transmission Service Expense -
MISO Transmission Owner Return on Equity Complaints - In 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, among other items. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. In 2014, FERC issued an order on the complaint, established hearing and settlement procedures on the return on equity component of the complaint, and established an effective refund date of November 12, 2013. Through June 2015, various parties to the proceeding have filed testimony with FERC identifying base return on equity ranges with stated midpoints between 8.58% and 11.39%, excluding any incentive adders granted by FERC. A final decision from FERC on this complaint is currently expected in 2016.

In June 2015, FERC issued an order on an additional complaint filed with FERC by a group of MISO cooperative and municipal utilities requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 8.67%. FERC’s June 2015 order established hearing procedures and an effective refund date of February 12, 2015. A final decision from FERC on this complaint is currently expected in 2017.

Based on other recent FERC return on equity decisions, Alliant Energy, IPL and WPL currently anticipate FERC’s decision on the MISO transmission owner complaints will reduce transmission owners’ current return on equity, which is expected to reduce electric transmission service expense costs billed by ITC and ATC to their customers and result in lower equity income and dividends from ATC in the future. Alliant Energy and WPL have realized $7 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through June 30, 2015, including $4 million of reductions recorded during the six months ended June 30, 2015. These reductions assume the final base return on equity awarded to MISO transmission owners will be toward the top end of the midpoints included in the testimony filed by the various parties to the MISO complaints. Alliant Energy and WPL currently estimate each 25 basis point reduction in ATC’s authorized return on equity would reduce their annual pre-tax equity income from ATC by approximately $1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of June 30, 2015.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IPL Consent Decree - Refer to Note 13(c) for discussion of a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa in July 2015 and IPL’s obligations thereunder. If approved by the U.S. District Court for the Northern District of Iowa, the Consent Decree will resolve discussions regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2014 Form 10-K and such risk factors have not changed materially from the items reported in the 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2015 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
April 1 through April 30	2,415	$62.52	—	N/A
May1 through May 31	2,158	61.00	—	N/A
June 1 through June 30	40	58.71	—	N/A
	4,613	61.77	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2015.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Alliant Energy, effective May 7, 2015 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed May 13, 2015 (File No. 1-9894))

3.2	Amended and Restated Bylaws of IPL, effective May 7, 2015 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed May 13, 2015 (File No. 1-4117))

3.3	Amended and Restated Bylaws of WPL, effective May 7, 2015 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed May 13, 2015 (File No. 0-337))

10.1
Alliant Energy Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))

10.2	Amendment to the Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans

10.3	Second Amendment to the Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans

10.4
Form of Key Executive Employment and Severance Agreement, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen and R.J. Durian (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.5
Form of Amendment Number One to Key Executive Employment and Severance Agreement, by and between Alliant Energy and each of P.L. Kampling, J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen and R.J. Durian (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.