Form 10-Q
period 2015-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2015-11-06
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of September 30, 2015:

Alliant Energy Corporation	Common stock, $0.01 par value, 113,360,425 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2014 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2014
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

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

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements, modernization and expansion of IPL’s and WPL’s electric and gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind farm, and the potential decommissioning of certain EGUs of IPL and WPL;

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

•	impacts on equity income from unconsolidated investments due to potential changes to ATC’s authorized return on equity;

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

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with gas distribution safety regulations, such as those that may be issued by the Pipeline and Hazardous Materials Safety Administration;

•	risks associated with implementation of a new customer billing and information system, which is currently expected to be completed by the end of the first quarter of 2016;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries, including the flood damage lawsuit pending against CRANDIC;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies, including a new revenue recognition standard, which is currently expected to be adopted in 2018;

•	the impact of changes to production tax credits for wind farms;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2014 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$835.8	$771.2	$2,147.5	$2,090.9
Gas	38.0	47.2	288.1	364.8
Other	13.4	12.2	44.6	50.6
Non-regulated	11.7	12.5	33.3	39.9
Total operating revenues	898.9	843.1	2,513.5	2,546.2
Operating expenses:
Electric production fuel and purchased power	245.8	230.8	646.9	683.6
Electric transmission service	127.6	114.0	367.7	333.6
Cost of gas sold	13.6	21.8	166.3	228.7
Other operation and maintenance	151.1	159.0	456.3	483.8
Depreciation and amortization	99.3	97.1	299.9	288.4
Taxes other than income taxes	25.6	25.6	78.6	75.8
Total operating expenses	663.0	648.3	2,015.7	2,093.9
Operating income	235.9	194.8	497.8	452.3
Interest expense and other:
Interest expense	46.4	44.6	139.5	134.9
Equity income from unconsolidated investments, net	(11.1)	(11.5)	(28.9)	(34.2)
Allowance for funds used during construction	(9.7)	(8.3)	(25.1)	(25.8)
Interest income and other	(0.1)	(0.2)	(0.4)	(1.8)
Total interest expense and other	25.5	24.6	85.1	73.1
Income from continuing operations before income taxes	210.4	170.2	412.7	379.2
Income taxes	27.8	12.4	59.5	46.2
Income from continuing operations, net of tax	182.6	157.8	353.2	333.0
Loss from discontinued operations, net of tax	(0.1)	(1.9)	(1.4)	(2.2)
Net income	182.5	155.9	351.8	330.8
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6	7.7	7.7
Net income attributable to Alliant Energy common shareowners	$179.9	$153.3	$344.1	$323.1
Weighted average number of common shares outstanding (basic and diluted)	113.2	110.8	112.5	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.59	$1.40	$3.07	$2.94
Loss from discontinued operations, net of tax	—	(0.02)	(0.01)	(0.02)
Net income	$1.59	$1.38	$3.06	$2.92
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$180.0	$155.2	$345.5	$325.3
Loss from discontinued operations, net of tax	(0.1)	(1.9)	(1.4)	(2.2)
Net income	$179.9	$153.3	$344.1	$323.1
Dividends declared per common share	$0.55	$0.51	$1.65	$1.53

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$139.2	$56.9
Accounts receivable, less allowance for doubtful accounts	427.3	427.3
Production fuel, at weighted average cost	87.8	83.8
Materials and supplies, at weighted average cost	83.7	72.9
Gas stored underground, at weighted average cost	40.0	67.1
Regulatory assets	92.3	68.1
Other	217.4	267.0
Total current assets	1,087.7	1,043.1
Property, plant and equipment, net	9,366.5	8,938.4
Investments:
Investment in American Transmission Company LLC	296.7	286.5
Other	56.4	58.4
Total investments	353.1	344.9
Other assets:
Regulatory assets	1,715.6	1,715.6
Deferred charges and other	35.7	43.9
Total other assets	1,751.3	1,759.5
Total assets	$12,558.6	$12,085.9

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3.0	$183.0
Commercial paper	109.1	141.3
Accounts payable	438.3	427.9
Regulatory liabilities	189.7	200.1
Other	250.7	262.4
Total current liabilities	990.8	1,214.7
Long-term debt, net (excluding current portion)	3,855.8	3,606.7
Other liabilities:
Deferred income tax liabilities	2,462.1	2,321.1
Regulatory liabilities	554.4	621.1
Pension and other benefit obligations	416.4	421.7
Other	333.0	260.1
Total other liabilities	3,765.9	3,624.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 113,360,425 and 110,935,680 shares outstanding	1.1	1.1
Additional paid-in capital	1,656.0	1,509.1
Retained earnings	2,097.0	1,938.0
Accumulated other comprehensive loss	(0.6)	(0.6)
Shares in deferred compensation trust - 210,647 and 238,935 shares at a weighted average cost of $39.28 and $37.45 per share	(8.3)	(8.9)
Total Alliant Energy Corporation common equity	3,745.2	3,438.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	0.9	1.8
Total equity	3,946.1	3,640.5
Total liabilities and equity	$12,558.6	$12,085.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$351.8	$330.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	299.9	288.4
Deferred tax expense and investment tax credits	101.0	54.2
Other	(2.5)	13.6
Other changes in assets and liabilities:
Accounts receivable	11.7	87.1
Sales of accounts receivable	(21.0)	9.0
Regulatory assets	(51.3)	(154.3)
Regulatory liabilities	(61.5)	61.1
Deferred income taxes	74.1	109.5
Other	(6.9)	(35.5)
Net cash flows from operating activities	695.3	763.9
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(678.9)	(587.4)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(47.5)	(45.1)
Proceeds from Minnesota electric and natural gas distribution asset sales	138.1	—
Other	(24.7)	(7.9)
Net cash flows used for investing activities	(613.0)	(640.4)
Cash flows used for financing activities:
Common stock dividends	(185.1)	(169.3)
Proceeds from issuance of common stock, net	145.4	—
Proceeds from issuance of long-term debt	250.7	2.9
Payments to retire long-term debt	(182.0)	(47.7)
Net change in commercial paper	(32.2)	74.4
Other	3.2	17.4
Net cash flows used for financing activities	—	(122.3)
Net increase in cash and cash equivalents	82.3	1.2
Cash and cash equivalents at beginning of period	56.9	9.8
Cash and cash equivalents at end of period	$139.2	$11.0
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($133.9)	($131.8)
Income taxes, net	$—	$5.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$180.0	$141.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues:
Electric utility	$468.6	$435.9	$1,170.6	$1,164.7
Gas utility	23.1	28.7	164.1	208.1
Steam and other	12.9	11.6	41.1	44.2
Total operating revenues	504.6	476.2	1,375.8	1,417.0
Operating expenses:
Electric production fuel and purchased power	131.4	132.2	332.0	395.1
Electric transmission service	87.5	82.7	249.3	241.7
Cost of gas sold	9.4	14.6	93.4	128.4
Other operation and maintenance	94.3	89.8	287.5	279.1
Depreciation and amortization	51.2	49.3	155.1	146.9
Taxes other than income taxes	13.8	13.7	42.2	40.4
Total operating expenses	387.6	382.3	1,159.5	1,231.6
Operating income	117.0	93.9	216.3	185.4
Interest expense and other:
Interest expense	23.8	21.9	71.8	67.0
Allowance for funds used during construction	(7.3)	(6.6)	(19.3)	(18.6)
Interest income and other	0.1	—	—	(0.1)
Total interest expense and other	16.6	15.3	52.5	48.3
Income before income taxes	100.4	78.6	163.8	137.1
Income tax benefit	(19.6)	(26.5)	(25.8)	(34.9)
Net income	120.0	105.1	189.6	172.0
Preferred dividend requirements	2.6	2.6	7.7	7.7
Earnings available for common stock	$117.4	$102.5	$181.9	$164.3
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99.4	$5.3
Accounts receivable, less allowance for doubtful accounts	235.7	216.7
Production fuel, at weighted average cost	51.0	52.7
Materials and supplies, at weighted average cost	46.6	42.0
Gas stored underground, at weighted average cost	20.7	30.8
Regulatory assets	33.4	38.7
Other	115.0	169.9
Total current assets	601.8	556.1
Property, plant and equipment, net	4,804.7	4,554.7
Investments	19.4	19.1
Other assets:
Regulatory assets	1,336.8	1,319.2
Deferred charges and other	16.8	12.7
Total other assets	1,353.6	1,331.9
Total assets	$6,779.5	$6,461.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150.0
Accounts payable	251.3	259.6
Accounts payable to associated companies	49.2	31.3
Regulatory liabilities	126.3	129.7
Other	125.1	135.3
Total current liabilities	551.9	705.9
Long-term debt, net (excluding current portion)	1,868.5	1,618.7
Other liabilities:
Deferred income tax liabilities	1,419.9	1,341.4
Regulatory liabilities	376.2	453.8
Pension and other benefit obligations	141.0	142.4
Other	231.0	185.5
Total other liabilities	2,168.1	2,123.1
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,342.8	1,242.8
Retained earnings	614.8	537.9
Total Interstate Power and Light Company common equity	1,991.0	1,814.1
Cumulative preferred stock	200.0	200.0
Total equity	2,191.0	2,014.1
Total liabilities and equity	$6,779.5	$6,461.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$189.6	$172.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	155.1	146.9
Other	30.9	(12.8)
Other changes in assets and liabilities:
Accounts receivable	(8.3)	57.1
Sales of accounts receivable	(21.0)	9.0
Regulatory assets	(38.1)	(126.1)
Accounts payable	(24.6)	17.9
Regulatory liabilities	(63.1)	14.8
Deferred income taxes	72.0	112.5
Other	25.5	(17.7)
Net cash flows from operating activities	318.0	373.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(432.6)	(358.2)
Proceeds from Minnesota electric and natural gas distribution asset sales	138.1	—
Other	(24.9)	(18.3)
Net cash flows used for investing activities	(319.4)	(376.5)
Cash flows from financing activities:
Common stock dividends	(105.0)	(105.0)
Capital contributions from parent	100.0	90.0
Proceeds from issuance of long-term debt	250.0	—
Payments to retire long-term debt	(150.0)	(38.4)
Net change in commercial paper	—	38.0
Other	0.5	18.5
Net cash flows from financing activities	95.5	3.1
Net increase in cash and cash equivalents	94.1	0.2
Cash and cash equivalents at beginning of period	5.3	4.4
Cash and cash equivalents at end of period	$99.4	$4.6
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($66.7)	($64.2)
Income taxes, net	$31.1	$21.0
Significant non-cash investing and financing activities:
Accrued capital expenditures	$115.5	$96.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues:
Electric utility	$367.2	$335.3	$976.9	$926.2
Gas utility	14.9	18.5	124.0	156.7
Other	0.5	0.6	3.5	6.4
Total operating revenues	382.6	354.4	1,104.4	1,089.3
Operating expenses:
Electric production fuel and purchased power	114.4	98.6	314.9	288.5
Electric transmission service	40.1	31.3	118.4	91.9
Cost of gas sold	4.2	7.2	72.9	100.3
Other operation and maintenance	57.0	66.9	167.7	199.3
Depreciation and amortization	45.7	45.6	137.5	135.0
Taxes other than income taxes	10.9	10.9	33.6	32.7
Total operating expenses	272.3	260.5	845.0	847.7
Operating income	110.3	93.9	259.4	241.6
Interest expense and other:
Interest expense	23.1	21.0	69.5	63.2
Equity income from unconsolidated investments	(11.1)	(11.4)	(30.2)	(34.2)
Allowance for funds used during construction	(2.4)	(1.7)	(5.8)	(7.2)
Interest income and other	(0.3)	0.5	(0.3)	0.8
Total interest expense and other	9.3	8.4	33.2	22.6
Income before income taxes	101.0	85.5	226.2	219.0
Income taxes	33.1	23.9	74.0	68.0
Net income	67.9	61.6	152.2	151.0
Net income attributable to noncontrolling interest	0.4	—	1.1	—
Earnings available for common stock	$67.5	$61.6	$151.1	$151.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35.7	$46.7
Accounts receivable, less allowance for doubtful accounts	173.6	185.8
Production fuel, at weighted average cost	36.8	31.1
Materials and supplies, at weighted average cost	35.3	29.2
Gas stored underground, at weighted average cost	19.3	36.3
Regulatory assets	58.9	29.4
Other	94.1	98.7
Total current assets	453.7	457.2
Property, plant and equipment, net	4,094.4	3,938.9
Investments:
Investment in American Transmission Company LLC	296.7	286.5
Other	19.1	19.5
Total investments	315.8	306.0
Other assets:
Regulatory assets	378.8	396.4
Deferred charges and other	20.3	29.7
Total other assets	399.1	426.1
Total assets	$5,263.0	$5,128.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$30.6
Accounts payable	122.5	112.9
Accounts payable to associated companies	23.3	25.5
Regulatory liabilities	63.4	70.4
Other	86.5	70.9
Total current liabilities	295.7	310.3
Long-term debt, net (excluding current portion)	1,543.6	1,543.3
Other liabilities:
Deferred income tax liabilities	1,030.1	970.0
Regulatory liabilities	178.2	167.3
Capital lease obligations - Sheboygan Falls Energy Facility	85.1	89.4
Pension and other benefit obligations	178.2	180.4
Other	181.6	155.2
Total other liabilities	1,653.2	1,562.3
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	734.4	678.6
Total Wisconsin Power and Light Company common equity	1,759.6	1,703.8
Noncontrolling interest	10.9	8.5
Total equity	1,770.5	1,712.3
Total liabilities and equity	$5,263.0	$5,128.2

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$152.2	$151.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137.5	135.0
Other amortizations	4.0	36.1
Deferred tax expense and investment tax credits	61.0	58.4
Other	(12.3)	(14.3)
Other changes in assets and liabilities:
Derivative assets	8.8	(32.8)
Regulatory liabilities	1.6	46.3
Derivative liabilities	19.0	(9.7)
Other	4.1	(4.2)
Net cash flows from operating activities	375.9	365.8
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(246.3)	(229.2)
Other	(13.3)	(4.6)
Net cash flows used for investing activities	(259.6)	(233.8)
Cash flows used for financing activities:
Common stock dividends	(95.3)	(89.1)
Payments to retire long-term debt	(30.6)	(8.5)
Net change in commercial paper	—	(37.0)
Other	(1.4)	4.4
Net cash flows used for financing activities	(127.3)	(130.2)
Net increase (decrease) in cash and cash equivalents	(11.0)	1.8
Cash and cash equivalents at beginning of period	46.7	0.5
Cash and cash equivalents at end of period	$35.7	$2.3
Supplemental cash flows information:
Cash paid during the period for:
Interest	($69.2)	($65.6)
Income taxes, net	($10.0)	($8.7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$57.2	$39.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. In addition, the Notes herein exclude assets and liabilities held for sale.

(b) New Accounting Pronouncements -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board approved the deferral of the effective date of this standard. As a result, Alliant Energy, IPL and WPL are now required to adopt this standard on January 1, 2018. Early adoption on January 1, 2017 is permitted. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations.

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

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Tax-related	$976.5	$955.3	$947.3	$928.0	$29.2	$27.3
Pension and OPEB costs	548.4	570.2	278.6	287.9	269.8	282.3
AROs	81.8	73.7	47.6	41.4	34.2	32.3
Derivatives	68.4	46.9	29.3	28.0	39.1	18.9
Commodity cost recovery	33.2	31.1	1.2	0.4	32.0	30.7
Emission allowances	26.5	27.4	26.5	27.4	—	—
Other	73.1	79.1	39.7	44.8	33.4	34.3
	$1,807.9	$1,783.7	$1,370.2	$1,357.9	$437.7	$425.8

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost of removal obligations	$406.2	$421.7	$261.3	$279.1	$144.9	$142.6
IPL’s tax benefit riders	179.5	243.0	179.5	243.0	—	—
Energy efficiency cost recovery	53.0	64.3	—	—	53.0	64.3
Commodity cost recovery	33.8	15.4	22.9	15.1	10.9	0.3
Electric transmission cost recovery	31.4	19.4	15.8	19.4	15.6	—
Other	40.2	57.4	23.0	26.9	17.2	30.5
	$744.1	$821.2	$502.5	$583.5	$241.6	$237.7

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2015, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

The July 2015 sale of IPL’s Minnesota electric distribution assets resulted in a reduction of certain tax-related regulatory assets on Alliant Energy’s and IPL’s balance sheets in 2015.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the nine months ended September 30, 2015, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $64 million as follows (in millions):

Electric tax benefit rider credits	$55
Gas tax benefit rider credits	9
$64

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Electric transmission cost recovery - Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to System Support Resource costs expected to be incurred. Due to a revision in MISO’s method to allocate System Support Resource costs, WPL no longer expects to incur certain System Support Resource costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 are recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment authorized for WPL in its 2015/2016 Test Period retail electric rate case.

Utility Rate Cases -
IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits beginning May 2014. For the three and nine months ended September 30, IPL recorded billing credits to reduce retail electric customers’ bills as follows (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
Billing credits to reduce retail electric customers’ bills	$7	$26	$19	$46

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

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - Pursuant to a 2014 PSCW order, WPL’s 2015 fuel-related costs will be subject to deferral if they are outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through September 30, 2015 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. As of September 30, 2015, fuel-related costs outside of the approved range were $5 million and are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. Construction began in 2014 and is expected to be completed in 2016. As of September 30, 2015, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $171 million and AFUDC of $6 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of September 30, 2015, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $414 million and AFUDC of $17 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets and received proceeds of $11 million, subject to post-closing adjustments based on the value of the net assets as of the closing date, and a promissory note of $2 million. In July 2015, IPL completed the sale of its Minnesota electric distribution assets (primarily related to property, plant and equipment) and received proceeds of $127 million, subject to post-closing adjustments based on the value of the net assets as of the closing date. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash proceeds received from IPL’s sales of accounts receivable program. The premium received over the book value of the property, plant and equipment sold was more than offset by a reduction in tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $9 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Other operation and maintenance” in their income statements during the nine months ended September 30, 2015.

In July 2015, FERC approved the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which became effective upon the sale of IPL’s Minnesota electric distribution assets.

Non-regulated and Other -
Corporate Services and Other - Corporate Services is implementing a new customer billing and information system for IPL and WPL. As of September 30, 2015, Alliant Energy recorded capitalized expenditures of $87 million and capitalized interest of $2 million for the system in “Property, plant and equipment, net” on its balance sheet.

NOTE 4. RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2015, IPL sold $201.2 million of receivables to the third party, received $1.0 million in cash proceeds and recorded deferred proceeds of $195.5 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$137.0	$92.0	$137.0	$92.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	41.2	54.5	62.1	38.9

For the three and nine months ended September 30, 2015 and 2014, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2015	December 31, 2014
Customer accounts receivable	$128.1	$134.8
Unbilled utility revenues	72.8	69.7
Other receivables	0.3	0.1
Receivables sold to third party	201.2	204.6
Less: cash proceeds (a)	1.0	22.0
Deferred proceeds	200.2	182.6
Less: allowance for doubtful accounts	4.7	5.4
Fair value of deferred proceeds	$195.5	$177.2
Outstanding receivables past due	$15.4	$19.9

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
Collections reinvested in receivables	$480.1	$520.1	$1,403.1	$1,537.3
Credit losses, net of recoveries	3.3	6.4	6.8	12.8

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

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014
ATC	($10.9)	($11.2)	($29.6)	($33.5)	($10.9)	($11.2)	($29.6)	($33.5)
Other	(0.2)	(0.3)	0.7	(0.7)	(0.2)	(0.2)	(0.6)	(0.7)
	($11.1)	($11.5)	($28.9)	($34.2)	($11.1)	($11.4)	($30.2)	($34.2)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2015	110,935,680
At-the-market offering program	2,186,617
Shareowner Direct Plan	204,213
Equity-based compensation plans (Note 9(b))	56,378
Other	(22,463)
Shares outstanding, September 30, 2015	113,360,425

At-the-Market Offering Program - In March 2015, Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of September 30, 2015, Alliant Energy issued 2,186,617 shares of common stock through this program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

Dividend Restrictions - As of September 30, 2015, IPL’s amount of retained earnings that were free of dividend restrictions was $615 million. As of September 30, 2015, WPL’s amount of retained earnings that were free of dividend restrictions was $32 million for the remainder of 2015.

Restricted Net Assets of Subsidiaries - As of September 30, 2015, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.4 billion and $1.7 billion, respectively.

Capital Transactions with Subsidiaries - For the nine months ended September 30, 2015, IPL received capital contributions of $100.0 million from its parent company. For the nine months ended September 30, 2015, IPL and WPL each paid common stock dividends of $105.0 million and $95.3 million, respectively, to its parent company.

Comprehensive Income - For the three and nine months ended September 30, 2015 and 2014, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2015 and 2014, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
September 30, 2015	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$109.1	$109.1	$—	$—
Weighted average remaining maturity	3 days	3 days	N/A	N/A
Weighted average interest rates	0.4%	0.4%	N/A	N/A
Available credit facility capacity	$890.9	$190.9	$300.0	$400.0

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2015	2014	2015	2014	2015	2014
Maximum amount outstanding (based on daily outstanding balances)	$181.2	$353.8	$18.4	$38.0	$—	$185.0
Average amount outstanding (based on daily outstanding balances)	$122.4	$307.1	$0.5	$0.4	$—	$157.9
Weighted average interest rates	0.4%	0.2%	0.4%	0.3%	N/A	0.1%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$181.2	$353.8	$18.4	$38.0	$—	$204.7
Average amount outstanding (based on daily outstanding balances)	$114.5	$281.9	$0.2	$0.3	$—	$157.5
Weighted average interest rates	0.4%	0.2%	0.4%	0.2%	N/A	0.1%

(b) Long-term Debt - In June 2015, IPL retired its $150.0 million, 3.3% senior debentures. In August 2015, IPL issued $250.0 million of 3.4% senior debentures due 2025. The proceeds from the issuance were used by IPL to reduce commercial paper classified as long-term debt by $111 million, reduce cash proceeds received from its sales of accounts receivable program and for general corporate purposes.

In August 2015, WPL retired its $14.6 million, 5.375% pollution control revenue bonds. In September 2015, WPL retired its $16.0 million, 5% pollution control revenue bonds.

NOTE 8. INCOME TAXES
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

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2015	2014	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(11.0)	(13.0)	(30.0)	(39.2)	—	—
Effect of rate-making on property-related differences	(7.1)	(8.6)	(18.7)	(22.4)	(0.7)	(0.8)
Production tax credits	(6.7)	(6.8)	(8.7)	(9.3)	(6.0)	(6.2)
Other items, net	3.0	0.7	2.9	2.2	4.5	—
Overall income tax rate	13.2%	7.3%	(19.5%)	(33.7%)	32.8%	28.0%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2015	2014	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(10.6)	(12.4)	(28.2)	(36.5)	—	—
Effect of rate-making on property-related differences	(7.1)	(6.7)	(17.9)	(18.4)	(0.6)	(0.7)
Production tax credits	(6.6)	(6.6)	(8.2)	(8.8)	(6.2)	(6.2)
Other items, net	3.7	2.9	3.5	3.2	4.5	3.0
Overall income tax rate	14.4%	12.2%	(15.8%)	(25.5%)	32.7%	31.1%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2015, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $141.0 million, $78.5 million and $60.1 million, respectively. These increases in non-current deferred tax liabilities were primarily due to utilization of federal net operating loss carryforwards, and property-related differences recorded during the nine months ended September 30, 2015, including an increase in qualifying repairs expenditures.

Carryforwards - At September 30, 2015, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

		Alliant Energy		IPL		WPL
	Earliest Expiration Date	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets
Federal net operating losses	2030	$527	$180	$231	$79	$218	$75
State net operating losses	2018	731	37	183	9	126	6
Federal tax credits	2022	227	224	80	78	89	87
			$441		$166		$168

NOTE 9. BENEFIT PLANS
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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$4.0	$3.3	$11.9	$9.9	$1.3	$1.3	$4.1	$3.9
Interest cost	13.5	13.6	40.3	40.6	2.3	2.4	6.8	7.1
Expected return on plan assets	(18.7)	(18.8)	(56.2)	(56.3)	(2.1)	(2.1)	(6.3)	(6.2)
Amortization of prior service credit	(0.1)	—	(0.2)	—	(2.8)	(3.0)	(8.4)	(8.9)
Amortization of actuarial loss	8.8	4.8	26.5	14.6	1.2	0.6	3.6	1.8
Additional benefit costs	0.1	—	0.4	—	—	—	—	—
	$7.6	$2.9	$22.7	$8.8	($0.1)	($0.8)	($0.2)	($2.3)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.2	$1.8	$6.6	$5.4	$0.6	$0.6	$1.8	$1.8
Interest cost	6.2	6.2	18.7	18.8	0.9	1.0	2.8	3.0
Expected return on plan assets	(8.9)	(8.9)	(26.8)	(26.8)	(1.4)	(1.5)	(4.2)	(4.4)
Amortization of prior service credit	—	—	(0.1)	—	(1.5)	(1.6)	(4.6)	(4.7)
Amortization of actuarial loss	3.8	2.0	11.5	6.0	0.6	0.3	1.7	0.8
	$3.3	$1.1	$9.9	$3.4	($0.8)	($1.2)	($2.5)	($3.5)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1.4	$1.3	$4.3	$3.7	$0.5	$0.5	$1.6	$1.5
Interest cost	5.6	5.7	16.9	17.0	0.9	1.0	2.7	2.9
Expected return on plan assets	(8.1)	(8.1)	(24.3)	(24.3)	(0.3)	(0.4)	(1.1)	(1.0)
Amortization of prior service cost (credit)	0.1	—	0.2	0.2	(0.9)	(1.0)	(2.6)	(2.9)
Amortization of actuarial loss	4.2	2.3	12.6	6.9	0.6	0.3	1.7	0.9
Additional benefit costs	0.1	—	0.4	—	—	—	—	—
	$3.3	$1.2	$10.1	$3.5	$0.8	$0.4	$2.3	$1.4

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended September 30, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
401(k) costs	$6.4	$5.3	$18.7	$17.3	$3.3	$2.7	$9.6	$8.4	$2.9	$2.4	$8.4	$8.3

Voluntary Employee Separation Charges - In the third quarter of 2015, Alliant Energy offered certain employees a voluntary separation package. Approximately 2% of total Alliant Energy employees accepted this package, which resulted in Alliant Energy, IPL and WPL recording charges of $8 million, $5 million and $3 million, respectively, in the third quarter of 2015.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Compensation expense	$0.3	$1.2	$5.8	$7.4	$0.2	$0.6	$3.1	$4.0	$0.1	$0.5	$2.5	$3.1
Income tax benefits	0.2	0.5	2.4	3.0	0.1	0.2	1.3	1.6	—	0.3	1.0	1.3

As of September 30, 2015, total unrecognized compensation cost related to share-based compensation awards was $6.0 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity, with share amounts representing the target number of performance shares, was as follows:

	2015	2014
Nonvested shares, January 1	144,424	139,940
Granted	45,403	51,221
Vested	(45,612)	(45,235)
Forfeited	—	(1,502)
Nonvested shares, September 30	144,215	144,424

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

Performance Units - A summary of the performance units activity, with unit amounts representing the target number of performance units, was as follows:

	2015	2014
Nonvested units, January 1	63,665	65,912
Granted	17,837	20,422
Vested	(22,845)	(20,751)
Forfeited	(451)	(958)
Nonvested units, September 30	58,206	64,625

During the nine months ended September 30, certain performance units vested, resulting in cash payouts as follows:

	2015	2014
	2012 Grant	2011 Grant
Performance units vested	22,845	20,751
Percentage of target number of performance units	167.5%	147.5%
Payout value (in millions)	$1.6	$1.2

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at September 30, 2015, by year of grant, was as follows:

	Performance Shares			Performance Units
	2015 Grant	2014 Grant	2013 Grant	2015 Grant	2014 Grant	2013 Grant
Nonvested awards	45,403	49,719	49,093	17,386	19,440	21,380
Alliant Energy common stock closing price on September 30, 2015	$58.49	$58.49	$58.49
Alliant Energy common stock closing price on grant date				$65.09	$53.77	$47.58
Estimated payout percentage based on performance criteria	70%	105%	150%	70%	105%	150%
Fair values of each nonvested award	$40.94	$61.41	$87.74	$45.56	$56.46	$71.37

At September 30, 2015, fair values of nonvested performance shares and units were calculated based on Alliant Energy’s stock price and anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group over the performance period. The portion of the fair values based on anticipated total shareowner returns was estimated using a model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	98,812	$50.69	158,922	$42.71
Granted	45,403	65.09	51,221	53.77
Vested (a)	(49,093)	47.58	(90,847)	40.91
Forfeited	—	—	(20,484)	39.85
Nonvested shares, September 30	95,122	59.17	98,812	50.69

(a)
In 2015, 49,093 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met. In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2015	2014
Nonvested awards, January 1	78,930	96,977
Granted	41,105	42,446
Vested (a)	(37,332)	(55,517)
Forfeited	(827)	(4,295)
Nonvested awards, September 30	81,876	79,611

(a)
In 2015, 37,332 performance contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million. In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Balance, January 1	$114.0	$109.7	$51.8	$47.9	$52.4	$52.4
Revisions in estimated cash flows	8.9	—	11.9	—	(1.9)	—
Liabilities settled	(7.1)	(1.0)	(3.1)	(0.5)	(4.0)	(0.5)
Liabilities incurred (a)	76.1	16.5	59.9	16.3	16.2	0.2
Accretion expense	3.4	3.3	1.6	1.6	1.4	1.3
Balance, September 30	$195.3	$128.5	$122.1	$65.3	$64.1	$53.4

(a)
In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. During the nine months ended September 30, 2015, Alliant Energy, IPL and WPL recognized additional AROs of $74 million, $57 million and $17 million, respectively, as a result of the final CCR Rule. The increases in AROs resulted in corresponding increases in “Property, plant and equipment, net” on the respective balance sheets. Actual costs resulting from the CCR rule may be different than the amounts recorded during the nine months ended September 30, 2015 due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
September 30, 2015	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$20.3	$20.3	$18.5	$18.5	$1.8	$1.8
Deferred proceeds (sales of receivables) (Note 4(a))	195.5	195.5	195.5	195.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	3,858.8	4,394.3	1,868.5	2,115.3	1,543.6	1,825.5
Cumulative preferred stock	200.0	201.3	200.0	201.3	—	—
Derivative liabilities (Note 12)	59.1	59.1	22.0	22.0	37.1	37.1

	Alliant Energy		IPL		WPL
December 31, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$38.6	$38.6	$28.0	$28.0	$10.6	$10.6
Deferred proceeds (sales of receivables) (Note 4(a))	177.2	177.2	177.2	177.2	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	3,789.7	4,418.2	1,768.7	2,053.0	1,573.9	1,908.9
Cumulative preferred stock	200.0	200.2	200.0	200.2	—	—
Derivative liabilities (Note 12)	37.6	37.6	19.5	19.5	18.1	18.1

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

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

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

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	September 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$20.3	$—	$2.6	$17.7	$38.6	$—	$2.6	$36.0
Deferred proceeds	195.5	—	—	195.5	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	4,394.3	—	4,390.6	3.7	4,418.2	—	4,414.9	3.3
Cumulative preferred stock	201.3	201.3	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	59.1	—	16.8	42.3	37.6	—	19.5	18.1

IPL	September 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$18.5	$—	$2.1	$16.4	$28.0	$—	$2.4	$25.6
Deferred proceeds	195.5	—	—	195.5	177.2	—	—	177.2
Capitalization and liabilities:
Long-term debt (including current maturities)	2,115.3	—	2,115.3	—	2,053.0	—	2,053.0	—
Cumulative preferred stock	201.3	201.3	—	—	200.2	200.2	—	—
Derivatives - commodity contracts	22.0	—	9.4	12.6	19.5	—	13.3	6.2

WPL	September 30, 2015				December 31, 2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$1.8	$—	$0.5	$1.3	$10.6	$—	$0.2	$10.4
Capitalization and liabilities:
Long-term debt (including current maturities)	1,825.5	—	1,825.5	—	1,908.9	—	1,908.9	—
Derivatives - commodity contracts	37.1	—	7.4	29.7	18.1	—	6.2	11.9

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2015	2014	2015	2014
Beginning balance, July 1	$0.6	$101.2	$73.4	$193.7
Total net losses (realized/unrealized) included in changes in net assets	(21.1)	(12.7)	—	—
Sales	(0.4)	(1.2)	—	—
Settlements (a)	(3.7)	(19.0)	122.1	(33.4)
Ending balance, September 30	($24.6)	$68.3	$195.5	$160.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($18.4)	($10.3)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2015	2014	2015	2014
Beginning balance, January 1	$17.9	$4.4	$177.2	$203.5
Total net gains (losses) (realized/unrealized) included in changes in net assets	(58.2)	43.0	—	—
Transfers out of Level 3	0.6	—	—	—
Purchases	36.9	76.7	—	—
Sales	(1.7)	(1.2)	—	—
Settlements (a)	(20.1)	(54.6)	18.3	(43.2)
Ending balance, September 30	($24.6)	$68.3	$195.5	$160.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($52.2)	$34.6	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2015	2014	2015	2014
Beginning balance, July 1	$18.3	$64.2	$73.4	$193.7
Total net losses (realized/unrealized) included in changes in net assets	(8.6)	(10.1)	—	—
Sales	(0.4)	(1.0)	—	—
Settlements (a)	(5.5)	(16.6)	122.1	(33.4)
Ending balance, September 30	$3.8	$36.5	$195.5	$160.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($8.0)	($9.6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2015	2014	2015	2014
Beginning balance, January 1	$19.4	$14.6	$177.2	$203.5
Total net losses (realized/unrealized) included in changes in net assets	(26.0)	(5.1)	—	—
Purchases	33.1	68.8	—	—
Sales	(1.6)	(1.0)	—	—
Settlements (a)	(21.1)	(40.8)	18.3	(43.2)
Ending balance, September 30	$3.8	$36.5	$195.5	$160.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($21.2)	($6.0)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2015	2014
Beginning balance, July 1	($17.7)	$37.0
Total net losses (realized/unrealized) included in changes in net assets	(12.5)	(2.6)
Sales	—	(0.2)
Settlements	1.8	(2.4)
Ending balance, September 30	($28.4)	$31.8
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($10.4)	($0.7)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2015	2014
Beginning balance, January 1	($1.5)	($10.2)
Total net gains (losses) (realized/unrealized) included in changes in net assets	(32.2)	48.1
Transfers out of Level 3	0.6	—
Purchases	3.8	7.9
Sales	(0.1)	(0.2)
Settlements	1.0	(13.8)
Ending balance, September 30	($28.4)	$31.8
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($31.0)	$40.6

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2015	($39.4)	$14.8	($10.9)	$14.7	($28.5)	$0.1
December 31, 2014	(7.0)	24.9	(3.2)	22.6	(3.8)	2.3

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of September 30, 2015, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	7,024	2015-2018	15,793	2015-2016	103,867	2015-2020	4,918	2015-2018
IPL	1,302	2015-2016	8,880	2015-2016	67,910	2015-2020	1,585	2015-2018
WPL	5,722	2015-2018	6,913	2015-2016	35,957	2015-2017	3,333	2015-2018

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

	Alliant Energy		IPL		WPL
Commodity contracts	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Current derivative assets	$19.5	$30.5	$17.8	$27.4	$1.7	$3.1
Non-current derivative assets	0.8	8.1	0.7	0.6	0.1	7.5
Current derivative liabilities	35.4	28.1	15.2	16.4	20.2	11.7
Non-current derivative liabilities	23.7	9.5	6.8	3.1	16.9	6.4

Changes in gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Three Months Ended September 30
Regulatory assets	($27.4)	$8.3	($9.5)	$7.3	($17.9)	$1.0
Regulatory liabilities	(2.5)	(6.2)	(1.2)	(2.0)	(1.3)	(4.2)
Nine Months Ended September 30
Regulatory assets	(69.5)	13.8	(33.3)	8.7	(36.2)	5.1
Regulatory liabilities	(4.9)	63.2	1.0	13.9	(5.9)	49.3

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

	Alliant Energy		IPL		WPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Aggregate fair value	$59.1	$37.6	$22.0	$19.5	$37.1	$18.1
Credit support to be posted if triggered	59.0	37.4	22.0	19.5	37.0	17.9

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2015
Derivative assets	$20.3	$18.0	$18.5	$17.3	$1.8	$0.7
Derivative liabilities	59.1	56.8	22.0	20.8	37.1	36.0
December 31, 2014
Derivative assets	38.6	33.0	28.0	24.7	10.6	8.3
Derivative liabilities	37.6	32.0	19.5	16.2	18.1	15.8

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include generation maintenance and performance improvements for Marshalltown Combustion Turbine Units 1-3. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, generation maintenance and performance improvements at Columbia Units 1 and 2, and the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. At September 30, 2015, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $27 million, $8 million and $19 million, respectively.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At September 30, 2015, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,448	$1,448	$—
Other	183	1	182
	1,631	1,449	182
Natural gas	389	265	124
Coal (b)	262	117	145
SO2 emission allowances	22	22	—
Other (c)	11	8	3
	$2,315	$1,861	$454

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2015 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2015.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. In May 2015, the Eighth Circuit Court of Appeals vacated the U.S. District Court for the Northern District of Iowa’s decision and ordered the case remanded back to the Iowa District Court for Linn County. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of September 30, 2015. Due to the lack of specific damages identified and the procedural nature of the activity to date, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of September 30, 2015, Alliant Energy had $123 million of performance guarantees outstanding, with $48 million and $75 million currently expected to expire in 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of September 30, 2015. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 16 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” during the nine months ended September 30, 2015 and 2014 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of September 30, 2015, the present value of the abandonment obligations is estimated at $27 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of September 30, 2015.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2015. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020. Refer to Note 3 for further discussion of the sale of IPL’s Minnesota electric distribution assets.

(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 24 and 5 sites, respectively. No longer included in IPL’s sites is a Minnesota site for which responsibility of the site was transferred to the buyer as part of the sale of IPL’s Minnesota natural gas distribution assets completed in April 2015.

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At September 30, 2015, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$11	-	$29	$10	-	$26	$1	-	$3
Current and non-current environmental liabilities	16			13			3

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

IPL Consent Decree - In July 2015, IPL entered into a Consent Decree with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa to resolve potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa, while admitting no liability. In September 2015, the Consent Decree was approved by the U.S. District Court for the Northern District of Iowa, thereby resolving all potential claims against IPL. Under the Consent Decree, IPL is required to install the following emission controls systems:

•	Scrubber and baghouse at the Ottumwa Generating Station by December 31, 2015 (placed in service in 2014);

•	Scrubber and baghouse at the Lansing Generating Station by December 31, 2016 (scrubber was placed in service in June 2015 and baghouse was placed in service in 2010); and

•	SCR system or equivalent NOx reduction system at the Ottumwa Generating Station by December 31, 2019.

IPL is also required to fuel switch or retire the following EGUs:

•	M.L. Kapp Generating Station by August 31, 2015 (switched the fuel type from coal to natural gas in June 2015);

•	Prairie Creek Unit 4 by June 1, 2018;

•	Burlington Generating Station by December 31, 2021; and

•	Prairie Creek Units 1 and 3 by December 31, 2025.

In addition, IPL is required to either install combined cycle technology at, or retire, the Dubuque and Sutherland Generation Stations by June 1, 2019. IPL previously switched the fuel type from coal to natural gas at these EGUs.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. Pursuant to the Consent Decree, IPL paid a civil penalty of $1 million in September 2015 and will complete approximately $6 million in environmental mitigation projects.

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Clean Air Visibility Rule, Mercury and Air Toxic Standard Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone NAAQS Rule, SO2 NAAQS Rule, Federal Clean Water Act including Section 316(b), Effluent Limitation Guidelines, Hydroelectric Fish Passage Device, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs. Some recent developments concerning these environmental matters are included below:

Air Quality -
Ozone NAAQS Rule - In October 2015, the EPA published a final revised Ozone NAAQS Rule, which is more stringent than the previous version of the rule and may require NOx emission reductions in certain non-attainment areas designated by the EPA. The EPA’s final designations of non-attainment areas for this revised rule are currently expected to be issued by October 2017. Compliance deadlines range from 2020 through 2037 depending on the level of NOx emissions in non-attainment areas.

Clean Air Act Section 111(d) - In October 2015, the EPA published final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. The EPA also published a proposed federal plan that would be implemented in states that do not complete a fully approved state plan.

Clean Air Act Section 111(b) - In October 2015, the EPA published final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards.

Water Quality -
Effluent Limitation Guidelines - In November 2015, the EPA published final effluent limitation guidelines, which require changes to discharge limits for wastewater from steam generating facilities. Compliance will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the effective date of the final guidelines.

Land and Solid Waste -
CCR Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that were recognized during the nine months ended September 30, 2015 related to such rule.

NOTE 14. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Operating revenues	$835.8	$38.0	$13.4	$887.2	$11.7	$898.9
Operating income (loss)	232.8	(5.7)	0.2	227.3	8.6	235.9
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				184.9	(4.9)	180.0
Loss from discontinued operations, net of tax				—	(0.1)	(0.1)
Net income (loss)				184.9	(5.0)	179.9
Three Months Ended September 30, 2014
Operating revenues	$771.2	$47.2	$12.2	$830.6	$12.5	$843.1
Operating income (loss)	190.8	(4.4)	1.4	187.8	7.0	194.8
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				164.1	(8.9)	155.2
Loss from discontinued operations, net of tax				—	(1.9)	(1.9)
Net income (loss)				164.1	(10.8)	153.3

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2015
Operating revenues	$2,147.5	$288.1	$44.6	$2,480.2	$33.3	$2,513.5
Operating income	438.4	28.6	8.7	475.7	22.1	497.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				333.0	12.5	345.5
Loss from discontinued operations, net of tax				—	(1.4)	(1.4)
Net income				333.0	11.1	344.1
Nine Months Ended September 30, 2014
Operating revenues	$2,090.9	$364.8	$50.6	$2,506.3	$39.9	$2,546.2
Operating income	374.2	41.3	11.5	427.0	25.3	452.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				315.3	10.0	325.3
Loss from discontinued operations, net of tax				—	(2.2)	(2.2)
Net income				315.3	7.8	323.1

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2015
Operating revenues	$468.6	$23.1	$12.9	$504.6
Operating income (loss)	119.4	(2.9)	0.5	117.0
Earnings available for common stock				117.4
Three Months Ended September 30, 2014
Operating revenues	$435.9	$28.7	$11.6	$476.2
Operating income (loss)	94.7	(2.8)	2.0	93.9
Earnings available for common stock				102.5
Nine Months Ended September 30, 2015
Operating revenues	$1,170.6	$164.1	$41.1	$1,375.8
Operating income	193.6	15.3	7.4	216.3
Earnings available for common stock				181.9
Nine Months Ended September 30, 2014
Operating revenues	$1,164.7	$208.1	$44.2	$1,417.0
Operating income	150.2	22.1	13.1	185.4
Earnings available for common stock				164.3

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2015
Operating revenues	$367.2	$14.9	$0.5	$382.6
Operating income (loss)	113.4	(2.8)	(0.3)	110.3
Earnings available for common stock				67.5
Three Months Ended September 30, 2014
Operating revenues	$335.3	$18.5	$0.6	$354.4
Operating income (loss)	96.1	(1.6)	(0.6)	93.9
Earnings available for common stock				61.6
Nine Months Ended September 30, 2015
Operating revenues	$976.9	$124.0	$3.5	$1,104.4
Operating income	244.8	13.3	1.3	259.4
Earnings available for common stock				151.1
Nine Months Ended September 30, 2014
Operating revenues	$926.2	$156.7	$6.4	$1,089.3
Operating income (loss)	224.0	19.2	(1.6)	241.6
Earnings available for common stock				151.0

NOTE 15. RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014
Corporate Services billings	$38	$37	$114	$111	$30	$30	$90	$89
Sales credited	2	2	8	6	9	2	21	4
Purchases billed	110	106	278	313	16	34	49	92

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Net payables to Corporate Services	$101	$84	$55	$58

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
ATC billings to WPL	$25	$24	$75	$72
WPL billings to ATC	4	3	9	7

WPL owed ATC net amounts of $7 million as of September 30, 2015 and $8 million as of December 31, 2014.

NOTE 16. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
Operating expenses	$0.3	$2.8	$2.3	$3.4
Loss before income taxes	(0.3)	(2.8)	(2.3)	(3.4)
Income tax benefit	(0.2)	(0.9)	(0.9)	(1.2)
Loss from discontinued operations, net of tax	($0.1)	($1.9)	($1.4)	($2.2)

Refer to Note 13(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets, which qualified as held for sale as of December 31, 2014. In July 2015, IPL completed the sale of its Minnesota electric distribution assets. Alliant Energy and IPL evaluated the sales of IPL’s Minnesota electric and natural gas distribution assets and believe such sales did not represent a strategic shift that has, or will have, a major effect on their operational and financial results. As a result, the operating results of IPL’s Minnesota electric and natural gas distribution assets have not been separately classified and reported as discontinued operations in Alliant Energy’s and IPL’s income statements.

As of December 31, 2014, Alliant Energy’s and IPL’s balance sheets included assets held for sale related to IPL’s Minnesota natural gas distribution assets recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

Assets held for sale:
Current assets	$1.1
Property, plant and equipment, net	11.0
Non-current regulatory assets	7.0
Total assets held for sale	19.1
Liabilities held for sale:
Current liabilities	1.0
Other liabilities	7.1
Total liabilities held for sale	8.1
Net assets held for sale	$11.0

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in select markets in southern and central Wisconsin. At September 30, 2015, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

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

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2015		2014
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities, ATC and Corporate Services	$188.1	$1.66	$166.7	$1.50
Non-regulated and Parent	(8.1)	(0.07)	(11.5)	(0.10)
Income from continuing operations	180.0	1.59	155.2	1.40
Loss from discontinued operations	(0.1)	—	(1.9)	(0.02)
Net income	$179.9	$1.59	$153.3	$1.38

The table above includes EPS from continuing operations for utilities, ATC and Corporate Services, and non-regulated and parent, which are non-GAAP financial measures. Alliant Energy believes EPS from continuing operations for utilities, ATC and Corporate Services, and non-regulated and parent are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Utilities, ATC and Corporate Services - Higher EPS in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to:

•
$0.11 per share of lower retail electric customer billing credits at IPL in the third quarter of 2015 compared to the third quarter of 2014 related to an approved settlement agreement in 2014 for its Iowa retail electric base rates;

•	an estimated $0.06 per share of higher estimated temperature-normalized retail electric sales in the third quarter of 2015 compared to the third quarter of 2014;

•	$0.06 per share of lower energy efficiency cost recovery amortizations at WPL in the third quarter of 2015 compared to the third quarter of 2014;

•
an estimated $0.05 per share of increases in revenues from higher electric sales in the third quarter of 2015 compared to the third quarter of 2014 due to colder temperatures in the third quarter of 2014; and

•	$0.04 per share of lower other operation and maintenance expenses.

These items were partially offset by:

•	$0.04 per share of higher electric transmission service expense at WPL in the third quarter of 2015 compared to the third quarter of 2014;

•	$0.04 per share related to the dilution impact of shares issued under the at-the-market offering program and Shareowner Direct Plan in 2015; and

•	$0.04 per share related to voluntary employee separation charges in the third quarter of 2015.

Non-regulated and Parent - Higher EPS in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $0.02 per share related to the timing of income tax expense at the Parent in the third quarter of 2015 compared to the third quarter of 2014, which is not expected to have a material impact on the full year results.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the third quarters of 2015 and 2014.

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

•	March 2015 - The IUB approved IPL’s most recent Emissions Plan and Budget, which includes a scrubber that IPL placed in service at Lansing Unit 4 in June 2015 to reduce SO2 emissions at the EGU.

•
April 2015 - WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In November 2015, WPL filed testimony with the PSCW that included an updated cost estimate for the Riverside expansion. Capital expenditures, excluding AFUDC, are currently estimated to be approximately $680 million to $720 million to construct the EGU and a pipeline to supply natural gas to the EGU. A decision from the PSCW on WPL’s application is currently expected by May 2016.

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

•
July 2015 - Alliant Energy announced plans to fuel switch Prairie Creek Unit 4 by December 31, 2017 and the Burlington Generating Station by December 31, 2021, and fuel switch or retire Prairie Creek Units 1 and 3 by December 31, 2025. Alliant Energy also plans to install an SCR system at Ottumwa Unit 1 by December 31, 2019 to reduce NOx emissions at the EGU. IPL’s portion of the capital expenditures, excluding AFUDC, for the SCR system is currently estimated to be between $75 million and $100 million.

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

•
April 2015 - The EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. During the nine months ended September 30, 2015, Alliant Energy, IPL and WPL recognized additional AROs of $74 million, $57 million and $17 million, respectively, as a result of the final CCR Rule. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

•
July 2015 - IPL entered into a Consent Decree with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa to resolve potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa, while admitting no liability. In September 2015, the Consent Decree was approved by the U.S. District Court for the Northern District of Iowa thereby resolving all potential claims against IPL.

•
October 2015 - The EPA published a final revised Ozone NAAQS Rule, which is more stringent than the previous version of the rule and may require NOx emission reductions in certain non-attainment areas designated by the EPA. The EPA’s final designations of non-attainment areas for this revised rule are currently expected to be issued by October 2017. Compliance deadlines range from 2020 through 2037 depending on the level of NOx emissions in non-attainment areas.

•
October 2015 - The EPA published final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. The EPA also published a proposed federal plan that would be implemented in states that do not complete a fully approved state plan.

•
October 2015 - The EPA published final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards.

•
November 2015 - The EPA published final effluent limitation guidelines, which require changes to discharge limits for wastewater from steam generating facilities. Compliance with the final guidelines will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the effective date of the final guidelines.

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

•
March 2015 - Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of September 30, 2015, Alliant Energy issued 2,186,617 shares of common stock through this program and received net cash proceeds of $133 million. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

•	June 2015 - IPL retired its $150 million, 3.3% senior debentures.

•
August 2015 - IPL issued $250 million of 3.4% senior debentures due 2025. The proceeds from the issuance were used by IPL to reduce commercial paper classified as long-term debt by $111 million, reduce cash proceeds received from its sales of accounts receivable program and for general corporate purposes.

•	August 2015 - Moody’s Investors Service changed each of Alliant Energy’s, IPL’s and WPL’s outlooks from stable to negative.

•
September 2015 - At September 30, 2015, Alliant Energy and its subsidiaries had $891 million of available capacity under the revolving credit facilities, $179 million of available capacity at IPL under its sales of accounts receivable program and $139 million of cash and cash equivalents.

•
November 2015 - Alliant Energy, IPL and WPL announced their future financing plans. Alliant Energy currently expects to issue approximately $25 million of common stock in 2016 through its Shareowner Direct Plan. IPL currently expects to issue up to $300 million of long-term debt in 2016. Alliant Energy and Franklin County Holdings LLC currently anticipate refinancing $250 million and $60 million, respectively, of variable-rate term loan credit agreements in 2016.

•
November 2015 - Alliant Energy announced an increase in its targeted 2016 annual common stock dividend to $2.35 per share, which is equivalent to a quarterly rate of $0.5875 per share, beginning with the February 2016 dividend payment.

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

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Proposed Construction of the Riverside Expansion - In April 2015, WPL filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In November 2015, WPL filed testimony with the PSCW that included an updated cost estimate for the Riverside expansion. Capital expenditures, excluding AFUDC, are currently estimated to be approximately $680 million to $720 million to construct the EGU and a pipeline to supply natural gas to the EGU. Intervenors in the docket have challenged the Riverside expansion by raising questions about the project need and have offered alternatives. A decision from the PSCW on WPL’s application is currently expected by May 2016. The Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system.

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

The above plans are consistent with IPL’s requirements specified in the Consent Decree, which is discussed in Note 13(e).

Electric and Gas Distribution Systems - An important aspect of the strategic plan focuses resources on providing safe and reliable electric and natural gas service to IPL’s and WPL’s customers. Investments are expected to be targeted in replacing, modernizing and upgrading aging infrastructure in the electric and gas distribution systems. These investments will make the electric distribution system more resilient, robust and flexible to be able to meet customers’ changing and growing needs. Investments are also expected in the gas distribution system to ensure the system is appropriately maintained and operated safely. In addition, investments are expected to be made to extend various gas transmission and distribution systems in IPL’s and WPL’s service territories to serve new customer demand. Estimated capital expenditures for these expected and current projects for 2015 through 2019 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

IPL’s Proposed Clinton Natural Gas Pipeline - In September 2015, IPL filed a petition with the IUB for a pipeline permit to construct, maintain, and operate a natural gas pipeline in Scott and Clinton Counties in Iowa, referred to as the Clinton pipeline. IPL currently expects to receive the IUB’s decision on its petition in the second quarter of 2016. Subject to such approval, construction is expected to be completed by December 31, 2016. Capital expenditures to construct the pipeline, excluding AFUDC, are currently estimated to be approximately $60 million to $70 million.

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3 for discussion of the sales of IPL’s Minnesota electric and natural gas distribution assets, which were completed in July 2015 and April 2015, respectively.

Environmental Compliance Plans - Environmental compliance plans have been developed to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following table provides current estimates of the total (past and future) project costs for certain emission controls projects included in the current environmental compliance plans (in millions):

	Actual/Expected		Total
Generating Unit	In-service Date	Technology	Project Cost
IPL:
Lansing Unit 4	2015	Scrubber	$55
Ottumwa Unit 1	2018/2019	SCR	75-100
WPL:
Edgewater Unit 5	2016	Scrubber & Baghouse	260-280
Columbia Unit 2	2018	SCR	40-60

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission controls technologies and environmental requirements.

IPL’s Emission Controls Projects - In March 2015, the IUB approved IPL’s most recent Emissions Plan and Budget, which includes a scrubber that IPL placed in service at Lansing Unit 4 in June 2015 to reduce SO2 emissions at the EGU. IPL’s previous Emissions Plan and Budget also included the scrubber at Lansing Unit 4.

Ottumwa Unit 1 - IPL currently plans to install an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality requirements, including the Cross-State Air Pollution Rule, and requirements under IPL’s Consent Decree.

RATE MATTERS

A rate matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the Test Years 2014 though 2016.

Planned Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - WPL currently expects to make a retail electric and gas rate filing by June 30, 2016 based on a forward-looking test period that may include calendar years 2017 and 2018. The key drivers for the anticipated filing include recovery of the SCR project at Columbia Unit 2, return on construction work in progress capital expenditures for the proposed Riverside expansion and other capital projects. Any rate changes granted are expected to be effective in January 2017.

IPL’s Iowa Retail Electric and Gas Rate Cases (2016 Test Year) - IPL currently expects to make separate retail electric and gas rate filings in the second quarter of 2017 based on a 2016 historical test year. The key drivers for the anticipated filings include recovery of capital projects, including Marshalltown for the electric filing and the proposed Clinton natural gas pipeline for the gas filing. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 10 months after the filing date.

Planned Retirement of WPL’s Nelson Dewey Units 1 and 2 and Edgewater Unit 3 - WPL previously announced plans to retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015. WPL is currently recovering the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period beginning January 1, 2013 pursuant to orders previously issued by the PSCW and FERC. In October 2015, WPL filed a request with FERC to continue recovery of the wholesale portion of the remaining net book value of these EGUs over the same 10-year recovery period subsequent to the retirement of such EGUs. A decision is currently expected from FERC by December 31, 2015. Continued recovery of the retail portion of the remaining net book value of these EGUs is expected to be addressed in WPL’s next retail electric base rate case.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Air Quality -
Ozone NAAQS Rule - In October 2015, the EPA published a final revised Ozone NAAQS Rule, which is more stringent than the previous version of the rule and may require NOx emission reductions in certain non-attainment areas designated by the EPA. The EPA’s final designations of non-attainment areas for this revised rule are currently expected to be issued by October 2017. Compliance deadlines range from 2020 through 2037 depending on the level of NOx emissions in non-attainment areas. Depending on the level and location of non-attainment areas, Alliant Energy, IPL and WPL may be subject to additional NOx emissions reduction requirements to meet the revised ozone NAAQS rule. However, Alliant Energy, IPL and WPL do not currently believe there will be a significant impact on their financial condition and results of operations.

Greenhouse Gases Emissions -
Clean Air Act Section 111(d) - In October 2015, the EPA published final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. The EPA also published a proposed federal plan that would be implemented in states that do not complete a fully approved state plan. Given Alliant Energy, IPL and WPL are currently reviewing the final standards and proposed federal plan, and the EPA’s rulemaking remains subject to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards, but expect that expenditures to comply with these standards could be significant.

Clean Air Act Section 111(b) - In October 2015, the EPA published final standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards.

IPL Consent Decree - Refer to Note 13(e) for discussion of a Consent Decree approved by the U.S. District Court for the Northern District of Iowa in September 2015 and IPL’s obligations thereunder. The Consent Decree resolves discussions regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

Water Quality -
Effluent Limitation Guidelines - In November 2015, the EPA published final effluent limitation guidelines, which require changes to discharge limits for wastewater from steam generating facilities. IPL and WPL have identified ten (Emery Units 1-3, Ottumwa Unit 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, Burlington Unit 1, Sutherland Units 1 and 3, George Neal Units 3-4 and Louisa Unit 1) and four (Riverside Units 1-3, Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) existing steam generating facilities, respectively, that are expected to be impacted by these guidelines. In addition, Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these guidelines. Compliance with the final guidelines will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the effective date of the final guidelines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations, but believe the expenditures to comply with these guidelines could be significant.

Land and Solid Waste -
Coal Combustion Residuals Rule - Refer to Note 10 for discussion of the final CCR Rule, including additional AROs that were recognized by Alliant Energy, IPL and WPL during the nine months ended September 30, 2015 related to such rule.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K.

RESULTS OF OPERATIONS

Overview - Third Quarter Results -
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s third quarter 2015 and 2014 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three months ended September 30, 2015 and 2014 are discussed below.

IPL - Earnings available for common stock increased $15 million primarily due to lower retail electric customer billing credits in the third quarter of 2015 compared to the third quarter of 2014 and higher electric sales.

WPL - Earnings available for common stock increased $6 million primarily due to lower energy efficiency cost recovery amortizations during the third quarter of 2015 and higher electric sales. These items were partially offset by higher electric transmission service expense in the third quarter of 2015.

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

Third Quarter 2015 vs. Third Quarter 2014 Summary - Electric margins and MWh sales for the three months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential (a)	$303.2	$279.8	8%	2,047	1,945	5%
Commercial (a)	200.3	188.9	6%	1,694	1,643	3%
Industrial (a)	243.9	233.1	5%	3,091	3,098	—%
Retail subtotal (a)	747.4	701.8	6%	6,832	6,686	2%
Sales for resale:
Wholesale (a)	66.6	53.5	24%	1,028	921	12%
Bulk power and other	9.5	2.4	296%	378	80	373%
Other	12.3	13.5	(9%)	28	34	(18%)
Total revenues/sales	835.8	771.2	8%	8,266	7,721	7%
Electric production fuel expense	155.7	119.4	30%
Energy purchases expense	89.6	111.3	(19%)
Purchased electric capacity expense	0.5	0.1	400%
Electric margins (b)	$590.0	$540.4	9%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential (a)	$173.7	$162.9	7%	1,081	1,055	2%
Commercial (a)	126.5	119.7	6%	1,053	1,027	3%
Industrial (a)	138.2	135.9	2%	1,782	1,846	(3%)
Retail subtotal (a)	438.4	418.5	5%	3,916	3,928	—%
Sales for resale:
Wholesale (a)	20.4	8.3	146%	275	124	122%
Bulk power and other	1.1	0.1	1,000%	28	23	22%
Other	8.7	9.0	(3%)	14	21	(33%)
Total revenues/sales	468.6	435.9	8%	4,233	4,096	3%
Electric production fuel expense	72.0	67.7	6%
Energy purchases expense	59.3	64.4	(8%)
Purchased electric capacity expense	0.1	0.1	—%
Electric margins (b)	$337.2	$303.7	11%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$129.5	$116.9	11%	966	890	9%
Commercial	73.8	69.2	7%	641	616	4%
Industrial	105.7	97.2	9%	1,309	1,252	5%
Retail subtotal	309.0	283.3	9%	2,916	2,758	6%
Sales for resale:
Wholesale	46.2	45.2	2%	753	797	(6%)
Bulk power and other	8.4	2.3	265%	350	57	514%
Other	3.6	4.5	(20%)	14	13	8%
Total revenues/sales	367.2	335.3	10%	4,033	3,625	11%
Electric production fuel expense	83.7	51.7	62%
Energy purchases expense	30.3	46.9	(35%)
Purchased electric capacity expense	0.4	—	100%
Electric margins	$252.8	$236.7	7%

(a)
In July 2015, IPL sold its electric distribution assets in Minnesota. Prior to the asset sale, the electric sales to retail customers are included in residential, commercial and industrial sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(b)
Includes $20 million and $22 million of credits on IPL’s Iowa retail electric customers’ bills for the third quarters of 2015 and 2014, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 Summary - Electric margins and MWh sales for the nine months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential (a)	$775.7	$769.5	1%	5,679	5,830	(3%)
Commercial (a)	512.9	505.9	1%	4,816	4,820	—%
Industrial (a)	634.3	618.7	3%	8,917	8,880	—%
Retail subtotal (a)	1,922.9	1,894.1	2%	19,412	19,530	(1%)
Sales for resale:
Wholesale (a)	165.5	158.5	4%	2,663	2,709	(2%)
Bulk power and other	24.2	0.6	3,933%	1,051	276	281%
Other	34.9	37.7	(7%)	102	112	(9%)
Total revenues/sales	2,147.5	2,090.9	3%	23,228	22,627	3%
Electric production fuel expense	376.3	349.2	8%
Energy purchases expense	269.4	309.5	(13%)
Purchased electric capacity expense	1.2	24.9	(95%)
Electric margins (b)	$1,500.6	$1,407.3	7%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential (a)	$434.8	$436.2	—%	3,055	3,165	(3%)
Commercial (a)	318.9	317.0	1%	3,043	3,039	—%
Industrial (a)	353.1	360.0	(2%)	5,291	5,350	(1%)
Retail subtotal (a)	1,106.8	1,113.2	(1%)	11,389	11,554	(1%)
Sales for resale:
Wholesale (a)	35.6	24.7	44%	509	365	39%
Bulk power and other	4.0	1.1	264%	163	37	341%
Other	24.2	25.7	(6%)	54	62	(13%)
Total revenues/sales	1,170.6	1,164.7	1%	12,115	12,018	1%
Electric production fuel expense	162.6	181.3	(10%)
Energy purchases expense	169.2	188.9	(10%)
Purchased electric capacity expense	0.2	24.9	(99%)
Electric margins (b)	$838.6	$769.6	9%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$340.9	$333.3	2%	2,624	2,665	(2%)
Commercial	194.0	188.9	3%	1,773	1,781	—%
Industrial	281.2	258.7	9%	3,626	3,530	3%
Retail subtotal	816.1	780.9	5%	8,023	7,976	1%
Sales for resale:
Wholesale	129.9	133.8	(3%)	2,154	2,344	(8%)
Bulk power and other	20.2	(0.5)	4,140%	888	239	272%
Other	10.7	12.0	(11%)	48	50	(4%)
Total revenues/sales	976.9	926.2	5%	11,113	10,609	5%
Electric production fuel expense	213.7	167.9	27%
Energy purchases expense	100.2	120.6	(17%)
Purchased electric capacity expense	1.0	—	100%
Electric margins	$662.0	$637.7	4%

(a)
In July 2015, IPL sold its electric distribution assets in Minnesota. Prior to the asset sale, the electric sales to retail customers are included in residential, commercial and industrial sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(b)
Includes $55 million and $64 million of credits on Iowa retail electric customers’ bills for the nine months ended September 30, 2015 and 2014, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in electric margins for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Retail electric customer billing credits at IPL (a)	$19	$19	$—	$27	$27	$—
Purchased electric capacity expense at IPL in 2014 (b)	—	—	—	25	25	—
Changes in electric fuel-related costs, net of recoveries at WPL	2	—	2	12	—	12
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	2	2	—	9	9	—
Higher revenues at WPL from the impact of increased sales volumes approved in its retail electric base rate case for 2015 (c)	2	—	2	6	—	6
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (d)	4	4	—	5	5	—
Estimated changes in sales caused by temperatures	10	5	5	(7)	(4)	(3)
Other (e)	11	4	7	16	7	9
	$50	$34	$16	$93	$69	$24

(a)	Refer to Note 2 for further discussion of billing credits that began in May 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

(b)
IPL’s previous DAEC PPA that expired in February 2014 included minimum payments for IPL’s rights to electric generating capacity. IPL’s new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity.

(c)
The PSCW order received for WPL’s retail fuel-related rate filing (2015 Test Year) contained an increase in retail electric fuel-related revenues in 2015. A portion of the approved increase was attributable to the impact of increased sales volumes approved in WPL’s retail electric base rate case for 2015 resulting in higher electric margin in 2015.

(d)	Higher transmission rider revenues were offset by higher electric transmission service expense.

(e)	Includes increases in temperature-normalized retail sales volumes at IPL and WPL for the three- and nine-month periods. Refer to “Sales Trends” below for further details.

Forecast - Refer to Note 2 for discussion of WPL’s retail fuel-related rate cases for 2014 through 2016. IPL currently expects to reduce the amount of billing credits on its Iowa retail electric customers’ bills in 2016 compared to 2015 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

Temperatures - HDD and CDD in Alliant Energy’s service territories for the three and nine months ended September 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2015	2014	Normal	2015	2014	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	83	160	140	4,355	5,063	4,258
Madison, Wisconsin (WPL)	98	183	173	4,653	5,255	4,512
CDD (a):
Cedar Rapids, Iowa (IPL)	530	407	535	730	670	756
Madison, Wisconsin (WPL)	503	387	474	664	620	656

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

The following table summarizes the quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2015	2014	Resulting Impact in 2015 Compared to 2014
First quarter (HDD)	10% colder than normal	20%-25% colder than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating
Second quarter (CDD)	10% colder than normal	20%-30% warmer than normal	Decrease in IPL’s and WPL’s electric sales due to lower demand by customers for air cooling
Third quarter (CDD)	Normal	20% colder than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2015	2014	Change	2015	2014	Change
IPL	($2)	($7)	$5	($2)	$2	($4)
WPL	1	(4)	5	2	5	(3)
Total Alliant Energy	($1)	($11)	$10	$—	$7	($7)

Sales Trends - Alliant Energy’s retail sales volumes increased 2% and decreased 1% for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The three-month increase was primarily due to the impact of temperatures on residential and commercial sales due to the colder than normal temperatures and resulting lower air cooling demand in the third quarter of 2014. The nine-month decrease was primarily due to the impact of temperatures on residential and commercial sales due to the extremely cold temperatures and resulting higher heating demand during the first quarter of 2014, partially offset by the warmer temperatures in the third quarter of 2015 compared to the same period in 2014.

IPL’s industrial sales volumes decreased 3% and 1% for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively, primarily due to lower usage by industrial customers that have their own generation. WPL’s industrial sales volumes increased 5% and 3% for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively, primarily due to industrial customer expansions.

Alliant Energy’s wholesale sales volumes increased 12% and decreased 2% for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The three-month increase was primarily due to a new wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative. The new wholesale power supply agreement became effective in July 2015 following the sale of IPL’s Minnesota electric distribution assets. The nine-month decrease was primarily due to decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market, and the impact of the extremely cold temperatures during the first quarter of 2014. These decreases were partially offset by additional sales from IPL’s new wholesale power supply agreement with Southern Minnesota Energy Cooperative.

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

Forecast - Alliant Energy, IPL and WPL are currently expecting a modest increase in temperature-normalized retail electric sales in 2016 compared to 2015.

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

WPL’s cost recovery mechanism for retail fuel-related costs supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related costs determined by the PSCW each year. The difference between revenue collected and actual fuel-related costs incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increase to electric margins from amounts within the bandwidth were approximately $2 million and $6 million for the three and nine months ended September 30, 2015, respectively. WPL estimates the decrease to electric margins from amounts within the bandwidth were approximately $0 and $6 million for the three and nine months ended September 30, 2014, respectively. Refer to Note 2 for discussion of an order received from the PSCW in July 2015 authorizing WPL to recover $28 million, including interest, from its retail electric customers beginning in 2016 for deferred fuel-related costs incurred in 2014.

Alliant Energy’s electric production fuel expense increased $36 million and $27 million for the three and nine months ended September 30, 2015, respectively. The increases were primarily due to deferrals recorded during the three and nine months ended September 30, 2014 for fuel-related costs that were outside the approved bandwidth at WPL, and higher dispatch of WPL’s coal-fired EGUs during the third quarter of 2015. The nine-month increase was partially offset by changes in the under-/over-collection of fuel-related costs at IPL.

Alliant Energy’s energy purchases expense decreased $22 million and $40 million for the three and nine months ended September 30, 2015, respectively, primarily due to lower prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) during the three- and nine-month periods and decreased volumes purchased. The decreased volumes purchased were due to higher dispatch of WPL’s coal-fired EGUs during the third quarter of 2015 and lower retail and wholesale electric sales during the nine-month period.

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

Third Quarter 2015 vs. Third Quarter 2014 Summary - Gas margins and Dth sales for the three months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$17.6	$21.7	(19%)	1,204	1,452	(17%)
Commercial	11.0	15.0	(27%)	1,616	1,746	(7%)
Industrial	2.4	3.9	(38%)	541	620	(13%)
Retail subtotal	31.0	40.6	(24%)	3,361	3,818	(12%)
Transportation/other	7.0	6.6	6%	18,772	14,910	26%
Total revenues/sales	38.0	47.2	(19%)	22,133	18,728	18%
Cost of gas sold	13.6	21.8	(38%)
Gas margins (a)	$24.4	$25.4	(4%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$10.3	$12.8	(20%)	638	824	(23%)
Commercial	6.8	8.9	(24%)	854	952	(10%)
Industrial	2.0	3.3	(39%)	442	518	(15%)
Retail subtotal	19.1	25.0	(24%)	1,934	2,294	(16%)
Transportation/other	4.0	3.7	8%	7,819	7,062	11%
Total revenues/sales	23.1	28.7	(20%)	9,753	9,356	4%
Cost of gas sold	9.4	14.6	(36%)
Gas margins (a)	$13.7	$14.1	(3%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$7.3	$8.9	(18%)	566	628	(10%)
Commercial	4.2	6.1	(31%)	762	794	(4%)
Industrial	0.4	0.6	(33%)	99	102	(3%)
Retail subtotal	11.9	15.6	(24%)	1,427	1,524	(6%)
Transportation/other	3.0	2.9	3%	10,953	7,848	40%
Total revenues/sales	14.9	18.5	(19%)	12,380	9,372	32%
Cost of gas sold	4.2	7.2	(42%)
Gas margins	$10.7	$11.3	(5%)

(a)
Includes $3 million of credits on IPL’s Iowa retail gas customers’ bills for both the third quarters of 2015 and 2014 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 - Gas margins and Dth sales for the nine months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$162.1	$206.7	(22%)	19,475	22,347	(13%)
Commercial	91.3	117.8	(22%)	13,879	15,458	(10%)
Industrial	10.4	15.5	(33%)	2,092	2,377	(12%)
Retail subtotal	263.8	340.0	(22%)	35,446	40,182	(12%)
Transportation/other	24.3	24.8	(2%)	57,213	46,521	23%
Total revenues/sales	288.1	364.8	(21%)	92,659	86,703	7%
Cost of gas sold	166.3	228.7	(27%)
Gas margins (a)	$121.8	$136.1	(11%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$90.9	$117.0	(22%)	10,709	12,575	(15%)
Commercial	50.7	64.7	(22%)	7,335	8,289	(12%)
Industrial	7.6	11.2	(32%)	1,562	1,744	(10%)
Retail subtotal	149.2	192.9	(23%)	19,606	22,608	(13%)
Transportation/other	14.9	15.2	(2%)	25,962	22,858	14%
Total revenues/sales	164.1	208.1	(21%)	45,568	45,466	—%
Cost of gas sold	93.4	128.4	(27%)
Gas margins (a)	$70.7	$79.7	(11%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2015	2014	Change	2015	2014	Change
Residential	$71.2	$89.7	(21%)	8,766	9,772	(10%)
Commercial	40.6	53.1	(24%)	6,544	7,169	(9%)
Industrial	2.8	4.3	(35%)	530	633	(16%)
Retail subtotal	114.6	147.1	(22%)	15,840	17,574	(10%)
Transportation/other	9.4	9.6	(2%)	31,251	23,663	32%
Total revenues/sales	124.0	156.7	(21%)	47,091	41,237	14%
Cost of gas sold	72.9	100.3	(27%)
Gas margins	$51.1	$56.4	(9%)

(a)
Includes $9 million of credits on IPL’s Iowa retail gas customers’ bills for both the nine months ended September 30, 2015 and 2014 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2015 and 2014.

Variances - Variances between periods in gas margins for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated decrease from changes in sales caused by temperatures	($1)	$—	($1)	($7)	($3)	($4)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	—	—	—	(6)	(6)	—
Lower revenues at WPL due to the impact of changes in retail gas base rates effective January 2015	—	—	—	(3)	—	(3)
Other	—	—	—	2	—	2
	($1)	$—	($1)	($14)	($9)	($5)

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated increases (decreases) to gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2015	2014	Change	2015	2014	Change
IPL	$—	$—	$—	$1	$4	($3)
WPL	(1)	—	(1)	—	4	(4)
Total Alliant Energy	($1)	$—	($1)	$1	$8	($7)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Variances between periods in utility other revenues for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	$—	$—	$—	($4)	($4)	$—
Other	1	1	—	(2)	1	(3)
	$1	$1	$—	($6)	($3)	($3)

(a)
Approximately 50% of all margins earned from IPL’s sharing mechanism relating to optimizing gas capacity contracts flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were higher than normal for the nine months ended September 30, 2014.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$9	$6	$3	$19	$10	$9
Escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 at WPL (Refer to Note 2 for further details)	4	—	4	16	—	16
Other	1	(1)	2	(1)	(2)	2
	$14	$5	$9	$34	$8	$27

(a)	Primarily due to increased electric transmission service rates.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense in 2016 compared to 2015.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($10)	$—	($10)	($29)	$—	($29)
Lower generation expense (b)	(5)	(1)	(4)	(9)	(5)	(4)
Changes in energy efficiency expense at IPL (c)	1	1	—	(3)	(3)	—
Losses on sales of IPL’s Minnesota distribution assets recorded in the second quarter of 2015 (Refer to Note 3 for further details)	—	—	—	12	12	—
Higher employee benefits-related expense (d)	3	2	1	9	5	4
Voluntary employee separation charges (e)	8	5	3	8	5	3
Other (includes lower costs due to cost controls and operational efficiencies)	(5)	(2)	—	(16)	(6)	(6)
	($8)	$5	($10)	($28)	$8	($32)

(a)	The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015.

(b)	Primarily resulting from the timing of maintenance projects at IPL’s and WPL’s EGUs.

(c)	Changes in IPL’s energy efficiency expense were offset by changes in electric and gas energy efficiency revenues.

(d)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs were largely due to decreases in discount rates and a change to the life expectancy assumption in 2014.

(e)	In the third quarter of 2015, Alliant Energy offered certain employees voluntary separation agreements of which approximately 2% of total Alliant Energy employees accepted.

Forecast - Alliant Energy and WPL currently expect decreases in energy efficiency cost recovery amortizations at WPL in 2016 compared to 2015 as approved by the PSCW in a July 2014 order. Partially offsetting this expected decrease, Alliant Energy, IPL and WPL currently expect an increase in retirement plan costs in 2016 compared to 2015, resulting from lower than expected returns on retirement plan assets in 2015.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher depreciation expense for IPL’s Ottumwa Unit 1 scrubber and baghouse completed in 2014	$1	$1	$—	$4	$4	$—
Higher depreciation expense for WPL’s Columbia Units 1 and 2 scrubbers and baghouses completed in 2014	—	—	—	2	—	2
Other	1	1	—	6	4	1
	$2	$2	$—	$12	$8	$3

Forecast - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2016 compared to 2015 due to property additions, including various emission controls projects at IPL and WPL placed in service in 2015 and expected to be placed in service in 2016.

Interest Expense - Variances between periods in interest expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense from the issuance of WPL’s $250 million, 4.1% debentures in October 2014	$3	$—	$3	$8	$—	$8
Higher interest expense from the issuance of IPL’s $250 million, 3.25% senior debentures in November 2014	2	2	—	6	6	—
Lower interest expense from the retirement of Alliant Energy’s $250 million, 4% senior notes in October 2014	(3)	—	—	(8)	—	—
Other	—	—	(1)	(1)	(1)	(2)
	$2	$2	$2	$5	$5	$6

Forecast - Alliant Energy currently expects its interest expense to increase in 2016 compared to 2015 due to financings in 2015 and 2016. Refer to “Liquidity and Capital Resources” for details of Alliant Energy’s financing forecast.

Equity Income from Unconsolidated Investments, Net - Alliant Energy’s and WPL’s equity income from unconsolidated investments decreased $5 million and $4 million for the nine-month period, respectively, primarily due to reserves for rate refunds recorded during the nine months ended September 30, 2015 at ATC. Refer to “Other Future Considerations” for discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers.

AFUDC -
Forecast - Alliant Energy currently expects AFUDC to increase in 2016 compared to 2015 primarily due to increased construction work in progress balances related to Marshalltown.

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations.

Forecast - Alliant Energy currently expects to record higher tax benefits from the effect of rate-making on property related differences in 2016 compared to 2015.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below.

Liquidity Position - At September 30, 2015, Alliant Energy had $139 million of cash and cash equivalents, $891 million ($191 million at the parent company, $300 million at IPL and $400 million at WPL) of available capacity under the revolving credit facilities and $179 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at September 30, 2015 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,745.2	47%	$1,991.0	49%	$1,759.6	53%
Preferred stock	200.0	3%	200.0	5%	—	—%
Noncontrolling interest	0.9	—%	—	—%	10.9	—%
Long-term debt (incl. current maturities)	3,858.8	49%	1,868.5	46%	1,543.6	47%
Short-term debt	109.1	1%	—	—%	—	—%
	$7,914.0	100%	$4,059.5	100%	$3,314.1	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Cash and cash equivalents, January 1	$56.9	$9.8	$5.3	$4.4	$46.7	$0.5
Cash flows from (used for):
Operating activities	695.3	763.9	318.0	373.6	375.9	365.8
Investing activities	(613.0)	(640.4)	(319.4)	(376.5)	(259.6)	(233.8)
Financing activities	—	(122.3)	95.5	3.1	(127.3)	(130.2)
Net increase (decrease)	82.3	1.2	94.1	0.2	(11.0)	1.8
Cash and cash equivalents, September 30	$139.2	$11.0	$99.4	$4.6	$35.7	$2.3

Operating Activities -
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2015 compared to the same period in 2014 (in millions):

	Alliant Energy	IPL	WPL
Changes in the level of IPL’s accounts receivable sold (Refer to Note 4(a) for details)	($30)	($30)	$—
Final receipt related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in 2014 (Refer to Note 4(b) for details)	(26)	—	—
Changes in IPL’s retail electric customer billing credits	27	27	—
Other (a)	(40)	(53)	10
	($69)	($56)	$10

(a)	Includes other changes in working capital largely related to changes in inventory levels and the timing of fuel-related cost recoveries from customers.

Investing Activities -
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2015 compared to the same period in 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from IPL’s Minnesota distribution asset sales in 2015	$138	$138	$—
Higher utility construction expenditures, including Marshalltown expenditures for Alliant Energy and IPL	(92)	(74)	(17)
Other	(19)	(7)	(9)
	$27	$57	($26)

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2015 through 2019 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy					IPL					WPL
	2015	2016	2017	2018	2019	2015	2016	2017	2018	2019	2015	2016	2017	2018	2019
Generation:
Marshalltown	$280	$190	$10	$—	$—	$280	$190	$10	$—	$—	$—	$—	$—	$—	$—
Proposed Riverside expansion	10	100	325	240	30	—	—	—	—	—	10	100	325	240	30
Environmental compliance	145	100	70	60	25	30	25	40	50	10	115	75	30	10	15
Other	120	175	170	135	140	55	80	75	60	60	65	95	95	75	80
Distribution:
Electric systems	280	280	355	430	470	175	150	220	230	225	105	130	135	200	245
Gas systems	95	200	150	210	165	45	155	90	115	95	50	45	60	95	70
Other	120	90	170	175	260	30	25	35	40	80	20	35	35	20	15
	$1,050	$1,135	$1,250	$1,250	$1,090	$615	$625	$470	$495	$470	$365	$480	$680	$640	$455

Financing Activities -
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2015 compared to the same period in 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from the issuance of IPL’s 3.4% senior debentures in August 2015	$250	$250	$—
Net proceeds from common stock issuances in 2015	145	—	—
Payments to retire IPL’s 5% pollution control revenue bonds in July 2014	38	38	—
Payments to retire IPL’s 3.3% senior debentures in June 2015	(150)	(150)	—
Net changes in the amount of commercial paper outstanding	(107)	(38)	37
Payments to retire WPL’s pollution control revenue bonds in the third quarter of 2015	(31)	—	(31)
Other	(23)	(8)	(3)
	$122	$92	$3

FERC Financing Authorization - After issuing $250 million of long-term debt in August 2015, IPL currently has remaining authority to issue up to $250 million of long-term debt securities in aggregate in 2015 pursuant to a 2013 FERC order.

Common Stock Issuances and Capital Contributions - Refer to Note 6 for discussion of common stock issuances by Alliant Energy, payments of common stock dividends by IPL and WPL to their parent company, and capital contributions from Alliant Energy to IPL during the nine months ended September 30, 2015. Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances during the nine months ended September 30, 2015 under its equity-based compensation plans for employees.

Long-term Debt - Refer to Note 7(b) for discussion of various long-term debt issuances and retirements.

Financing Forecast - The following financing activities are currently anticipated to occur in the future:

•
Long-term Debt - IPL currently expects to issue up to $300 million of additional long-term debt in 2016. In addition, Alliant Energy and Franklin County Holdings LLC currently anticipate refinancing $250 million and $60 million, respectively, of variable-rate term loan credit agreements in 2016.

•
Common Stock Issuances and Capital Contributions - Alliant Energy currently expects to issue approximately $25 million of common stock in 2016 through its Shareowner Direct Plan. IPL and WPL currently expect to receive capital contributions of approximately $165 million and $25 million, respectively, from their parent company in 2016.

•
Common Stock Dividends - In November 2015, Alliant Energy announced an increase in its targeted 2016 annual common stock dividend to $2.35 per share, which is equivalent to a quarterly rate of $0.5875 per share, beginning with the February 2016 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from its Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors. In addition, IPL and WPL currently expect to pay common stock dividends of approximately $150 million and $135 million, respectively, to their parent company in 2016.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In August 2015, Moody’s Investors Service changed each of Alliant Energy’s, IPL’s and WPL’s outlooks from stable to negative. As discussed in the 2014 Form 10-K, the long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.”

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2014 Form 10-K and has not changed materially from the items reported in the 2014 Form 10-K, except as described below. Refer to Note 4(a) for information regarding IPL’s sales of accounts receivable program. IPL currently expects to amend and extend in March 2016 the purchase commitment from the third party to which it sells its receivables. Refer to Note 13(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s and IPL’s prior divestiture activities.

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

Commodity Price - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the Test Years 2014 though 2016.

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

Electric Transmission Service Expense - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates as discussed below, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expense. Alliant Energy, IPL and WPL currently anticipate changes to their electric transmission service expense in 2016 as follows:

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

2016 Rates Charged by ITC to IPL - In August 2015, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2016 for electric transmission services. The proposed rate was based on ITC’s estimated net revenue requirement for 2016 as well as a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2014. Amounts billed under the 2016 Attachment “O” rate are currently expected to be approximately 6% higher than the amounts ITC is charging its customers in 2015.

2016 Rates Charged by ATC to WPL - In September 2015, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2016 for electric transmission services. The proposed rate was based on ATC’s estimated net revenue requirement for 2016 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2014. Amounts billed under the 2016 Attachment “O” rate are currently expected to be approximately 7% higher than the amounts ATC is charging its customers in 2015.

MISO Transmission Charges Billed to IPL and WPL - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects including Multi-value Projects. Multi-value Projects include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. Multi-value Project costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariffs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, to provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable reliability standards. The costs of these projects are primarily allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the number of shared transmission projects expected to be completed in the MISO region.

2016 Electric Transmission Service Expense - Alliant Energy, IPL and WPL currently estimate their total electric transmission service expense in 2016 will be higher than the comparable expense in 2015 by approximately $35 million, $25 million and $10 million, respectively, as a result of the items discussed above. A significant portion of the increase in IPL’s electric transmission service expense is expected to be offset with increases in retail electric revenues through the transmission cost recovery rider. Any difference between WPL’s actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2016 will be recorded as a regulatory asset or regulatory liability due to the escrow treatment authorized for WPL in its 2015/2016 Test Period retail electric rate case.

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

Based on other recent FERC return on equity decisions, Alliant Energy, IPL and WPL currently anticipate FERC’s decision on the MISO transmission owner complaints will reduce transmission owners’ current authorized return on equity, which is expected to reduce electric transmission service expense costs billed by ITC and ATC to their customers and result in lower equity income and dividends from ATC in the future. Alliant Energy and WPL have realized $7 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through September 30, 2015, including $4 million of reductions recorded during the nine months ended September 30, 2015. These reductions assume the final return on equity awarded to ATC will be 11.5% (including a 50 basis point incentive adder). Alliant Energy and WPL currently estimate each 25 basis point reduction in ATC’s authorized return on equity would reduce their annual pre-tax equity income from ATC by approximately $1 million.

ITC Request for Equity Adder - In January 2015, ITC requested approval from FERC to implement a 100 basis point incentive adder to its base return on equity for being an independent transmission company. In March 2015, FERC issued an order granting a 50 basis point incentive adder to ITC’s base return on equity for being an independent transmission company. The implementation of the adder will be retroactively applied back to April 2015 after resolution of a MISO transmission owner return on equity complaint filed in 2013 by a group of MISO industrial customer organizations. Alliant Energy and IPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC on the 2013 complaint. Alliant Energy and IPL currently expect to pass on the retail portion of any changes in electric transmission service costs billed by ITC to IPL to IPL’s retail electric customers through the transmission cost recovery rider.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of September 30, 2015.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IPL Consent Decree - As discussed in the combined Quarterly Report on Form 10-Q filed by Alliant Energy, IPL and WPL for the quarterly period ended June 30, 2015, refer to Note 13(e) for discussion of a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa in July 2015 and IPL’s obligations thereunder. In September 2015, the U.S. District Court for the Northern District of Iowa approved the Consent Decree, thereby resolving potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2014 Form 10-K and such risk factors have not changed materially from the items reported in the 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2015 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
July 1 through July 31	2,553	$59.61	—	N/A
August 1 through August 31	1,901	61.70	—	N/A
September 1 through September 30	42	56.58	—	N/A
	4,496	60.46	—

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

ITEM 5. OTHER INFORMATION

On November 4, 2015, the Compensation and Personnel Committee of the Board of Directors of Alliant Energy approved an amendment to the Key Executive Employment and Severance Agreement (KEESA) with the current named executive officers of Alliant Energy, except for the CEO. Each KEESA provides executive officers with certain severance benefits in the event of a qualifying termination of employment in connection with a change in control. The KEESA amendment provides that if any portion of the payments under the KEESA or any other agreement with an executive officer would constitute an excess parachute payment subject to an excise tax under the Internal Revenue Code, then those payments will be reduced to $1 less than the maximum amount that the executive officer could receive without becoming subject to the excise tax, provided that this reduction will not apply if the fully calculated payment would result in a greater net after-tax amount payable to the executive officer. The KEESA of the CEO already includes this provision. Alliant Energy cannot currently determine the benefits, if any, to be paid in the future to its executive officers under the KEESA. The foregoing description of the KEESA amendment is qualified in its entirety by reference to the KEESA amendment, which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2015.

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
4.1
Officer’s Certificate, dated as of August 18, 2015, creating IPL’s 3.40% Senior Debentures due August 15, 2025 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 18, 2015 (File No. 1-4117))

10.1	Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen and R.J. Durian
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Senior Vice President and CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Senior Vice President and CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.