Form 10-K
period 2015-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2016-02-24
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act:

	Title of Class	Name of Each Exchange on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Share Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	5.100% Series D Cumulative Perpetual Preferred Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
Yes ☒  No  ☐

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2015:

Alliant Energy Corporation	$6.5 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 29, 2016:

Alliant Energy Corporation	Common stock, $0.01 par value, 113,465,499 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2016 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2016 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2016 Annual Meeting of Shareowners
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
ANR	ANR Pipeline
AOCL	Accumulated other comprehensive loss
ARO	Asset retirement obligation
ARRs	Auction revenue rights
ARRA	American Recovery and Reinvestment Act of 2009
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
Audit Committee	Audit Committee of the Board of Directors
Bent Tree	Bent Tree - Phase I wind farm
CA	Certificate of authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
Cash Balance Plan	Alliant Energy Cash Balance Pension Plan
CCR	Coal combustion residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
CO2e	Carbon dioxide-equivalent
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CPCN	Certificate of Public Convenience and Necessity
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
DATC	Duke-American Transmission Company, LLC
DCP	Alliant Energy Deferred Compensation Plan
DLIP	Alliant Energy Director Long Term Incentive Plan
DNR	Department of Natural Resources
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EECR	Energy efficiency cost recovery
EEP	Energy efficiency plan
EGU	Electric generating unit
Emery	Emery Generating Station
EPA	U.S. Environmental Protection Agency
EPB	Emissions plan and budget
EPS	Earnings per weighted average common share
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FCS	Firm Citygate Supplies
FERC	Federal Energy Regulatory Commission
Financial Statements	Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
FWS	U.S. Fish and Wildlife Service
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HAPs	Hazardous air pollutants
HDD	Heating degree days
IBEW	International Brotherhood of Electrical Workers
IPL	Interstate Power and Light Company
IRS	Internal Revenue Service
ITC	ITC Midwest LLC

Abbreviation or Acronym	Definition
IUB	Iowa Utilities Board
KEESA	Key Executive Employment and Severance Agreement
Kewaunee	Kewaunee Nuclear Power Plant
KWh	Kilowatt-hour
Marshalltown	Marshalltown Generating Station
MATS	Mercury and Air Toxic Standard
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MVP	Multi-value project
MW	Megawatt
MWh	Megawatt-hour
N.A.	National Association
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
NBPL	Northern Border Pipeline Company
Neenah	Neenah Energy Facility
Nelson Dewey	Nelson Dewey Generating Station
NGPL	Natural Gas Pipeline Co. of America
NNG	Northern Natural Gas Company
Northern Iowa Court	U.S. District Court for the Northern District of Iowa
Note(s)	Combined Notes to Consolidated Financial Statements
NOx	Nitrogen oxide
OIP	Alliant Energy 2010 Omnibus Incentive Plan
OPEB	Other postretirement benefits
PATH Act	Protecting Americans from Tax Hikes Act
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RECs	Renewable energy credits
Receivables Agreement	Receivables Purchase and Sale Agreement
RES	Renewable energy standards
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
RPS	Renewable portfolio standard
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
Sheboygan Falls	Sheboygan Falls Energy Facility
SIP	State implementation plan
SO2	Sulfur dioxide
SRP	Supplemental Retirement Plan
SSR	System Support Resource
U.S.	United States of America
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
VP	Vice President
WACC	Weighted-average cost of capital
Western Wisconsin Court	U.S. District Court for the Western District of Wisconsin
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project, “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

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

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new environmental control equipment for various fossil-fueled EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements, modernization and expansion of IPL’s and WPL’s electric and gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind farm, and the potential decommissioning of certain EGUs of IPL and WPL;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal, including due to the bankruptcy of coal mining companies;

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

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the CCR rule, future changes in environmental laws and regulations, including the EPA’s regulations for CO2 emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

•	risks associated with integration of a new customer billing and information system, which was completed in the first quarter of 2016;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and allocation of mixed service costs, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota electric and natural gas assets, RMT and Whiting Petroleum, which could result from, among other things, warranties, parental guarantees or litigation;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting standards issued periodically by standard-setting bodies, including a new revenue recognition standard, which is currently expected to be adopted in 2018;

•	the impact of changes to production tax credits for wind farms;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Item 1A Risk Factors.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K, except as required by law.

WEBSITE ACCESS TO REPORTS
Alliant Energy, IPL and WPL make their periodic and current reports, and amendments to those reports, available, free of charge, on Alliant Energy’s website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy, IPL and WPL are not including the information contained on Alliant Energy’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 950,000 electric and approximately 410,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2015, IPL supplied electric and natural gas service to approximately 489,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2015, 2014 and 2013, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2015, WPL supplied electric and natural gas service to approximately 461,000 and 184,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin. In 2015, 2014 and 2013, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL’s consolidated subsidiary, WPL Transco, holds Alliant Energy’s investment in ATC. Refer to Note 6(a) for further discussion of ATC.

3) RESOURCES - was incorporated in 1988 in Wisconsin. In 2008, Resources was converted to a limited liability company. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy, IPL, WPL and Resources.

Refer to Note 17 for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2015, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,103	584	1,687	65%
WPL	1,117	241	1,358	82%
Corporate Services	26	886	912	3%
Resources	88	25	113	78%
	2,334	1,736	4,070	57%

At December 31, 2015, Alliant Energy employees covered by collective bargaining agreements were as follows:

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 204 (Cedar Rapids)	785	8/31/17
IBEW - Various	318	Various
	1,103
WPL - IBEW Local 965	1,117	5/31/19
Resources and Corporate Services - Various	114	Various
	2,334

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2016 through 2019.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

FERC -
Public Utility Holding Company Act of 2005 - Alliant Energy is registered with FERC as a public utility holding company, pursuant to the Public Utility Holding Company Act of 2005, and is required to maintain certain records and to report certain transactions involving its public utilities, service company and other entities regulated by FERC. Corporate Services, IPL and WPL are subject to regulation by FERC under the Public Utility Holding Company Act of 2005 for various matters including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books, records and accounting requirements.

Energy Policy Act - The Energy Policy Act requires creation of an Electric Reliability Organization to provide oversight by FERC. FERC designated North American Electric Reliability Corporation as the overarching Electric Reliability Organization. Midwest Reliability Organization, which is a regional member of North American Electric Reliability Corporation, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

Federal Power Act - FERC also has jurisdiction, under the Federal Power Act, over certain electric utility facilities and operations, electric wholesale and transmission rates, dividend payments, issuance of IPL’s securities, and accounting practices of Corporate Services, IPL and WPL.

Electric Wholesale Rates - IPL and WPL have received wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the MISO market and in transactions directly with third parties, based on the market value of the transactions. IPL and WPL also have FERC-approved cost-of-service based rates related to the provision of firm full- and partial-requirement wholesale electric sales. Both IPL’s and WPL’s wholesale cost-of-service tariffs are formula-based tariffs that allow for true-ups to actual costs, including fuel costs.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce. Neither IPL nor WPL own or operate electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily on the use of the ITC and ATC transmission systems, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates, there is uncertainty regarding IPL’s and WPL’s future electric transmission service expense. Refer to “Other Future Considerations” in MDA for further discussion of electric transmission service expense.

Natural Gas Act - FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act. Under the Natural Gas Act, FERC has authority over certain natural gas facilities and operations of IPL and WPL.

IUB - IPL is subject to regulation by the IUB for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, sales of assets with values that exceed 3% of IPL’s revenues, and approval of the location and construction of EGUs.

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes. These filings are based on historical test periods. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on previously established regulatory principles. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent.

Retail Commodity Cost Recovery Mechanisms - IPL’s retail electric and natural gas tariffs contain automatic adjustment clauses for changes in prudently incurred commodity costs required to serve its retail customers. Any over- or under-collection of commodity costs are revised monthly and automatically reflected in future billings to retail customers.

Retail Electric Transmission Cost Recovery Mechanism - Electric transmission service expense is billed to IPL’s retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to retail electric customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are revised annually and reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

Energy Efficiency Cost Recovery Mechanism - In accordance with Iowa law, IPL is required to file an EEP every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expense from prior periods.

Electric Generating Units - IPL must obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUB in order to construct a new, or significantly alter an existing, EGU located in Iowa with 25 MW or more of capacity. IPL’s ownership and operation of EGUs (including those located outside the state of Iowa) to serve Iowa customers is subject to retail utility rate regulation by the IUB.

Gas Pipeline Projects - IPL must obtain a pipeline permit from the IUB related to the siting of utility gas pipelines in Iowa that will be operated at a pressure over 150 pounds per square inch and will transport gas from a gathering or storage facility to a distribution system or single, large volume customer.

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for EGUs located in Iowa, including new base-load (nuclear or coal-fired generation) EGUs with a nameplate generating capacity of 300 MW or more, combined-cycle natural gas-fired EGUs and renewable generating resources, such as wind facilities. Upon approval of rate-making principles by the IUB, IPL must either build the EGU under the approved rate-making principles, or not at all.

Electric Generating Unit Environmental Controls Projects - IPL is required to submit an updated EPB biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa DNR for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

PSCW - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities, among other matters. WPL is also subject to regulation by the PSCW related to its operations in Wisconsin for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, affiliate transactions, approval of the location and construction of EGUs and certain other additions and extensions to facilities.

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide retail base rate requests. However, the PSCW attempts to process retail base rate cases in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels and is allowed to request a change in retail base rates if its annual return on common equity falls below a certain level.

Retail Commodity Cost Recovery Mechanisms -
Electric - WPL’s retail electric base rates include estimates of annual fuel-related costs anticipated during the forward-looking test period. During each retail electric rate proceeding, or in a separate fuel cost plan approval proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferrals of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the applicable authorized return on common equity. Subject to review and approval by the PSCW, any deferred over- or under-collection of fuel-related costs for each year are reflected in future billings to retail customers.

Natural Gas - WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers. Any over- or under-collection of natural gas costs are revised monthly and automatically reflected in future billings to retail customers.

Retail Electric Transmission Cost Recovery - WPL’s retail electric base rates include estimates of electric transmission service expense anticipated during the forward-looking test period. A majority of WPL’s electric transmission service expense is currently subject to a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in future base rate changes.

Energy Efficiency Cost Recovery - WPL contributes a certain percentage of its annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. Estimated contributions to Focus on Energy, along with WPL-run energy efficiency program costs, are recovered from WPL’s retail customers through changes in base rates determined during periodic rate proceedings and include a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in a future base rate proceeding.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW and a project cost of $10 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects. The current PSCW rules require a CA application for such projects with an estimated project cost of $10 million or more.

Electric Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of electric distribution projects with an estimated project cost of $10 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $2.5 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

Advance Rate-making Principles - Wisconsin law provides Wisconsin utilities with the opportunity to request rate-making principles prior to the purchase or construction of any nuclear or fossil-fueled EGU or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for or accept authorized rate-making principles under Wisconsin law. WPL can proceed with an approved project under traditional rate-making terms or accept authorized rate-making principles under Wisconsin law.

MPUC - IPL is subject to limited regulation by the MPUC related to its operations in Minnesota for various matters including, but not limited to, approval of the location and construction of EGUs located in Minnesota with a capacity in excess of 50 MW. Refer to Note 3 for discussion of IPL’s sales of its Minnesota electric and natural gas distribution assets in 2015.

Environmental - Extensive environmental laws and regulations are applicable as a result of current and past operations. The environmental laws and regulations relate to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; the management, storage and disposal of hazardous materials; and the clean-up of contaminated sites, including former MGP sites.

The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over air and water quality, hazardous substances management, transportation and clean-up, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies.

Federal, state and local permits are regularly obtained to assure compliance with environmental laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Prudently incurred compliance and remediation costs for IPL and WPL are anticipated to be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 16(e) for further discussion of electric and gas environmental matters, including current or proposed environmental regulations. Refer to “Strategic Overview” in MDA for details of future environmental compliance plans to adhere to applicable environmental requirements.

Refer to Notes 1(b), 1(g), 2 and 16(e) and “Rate Matters” and “Environmental Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations and the unallocated portions of the utility business. IPL’s and WPL’s operating revenues and operating income (loss) for these three utility business segments were as follows:

	2015				2014				2013
	IPL		WPL		IPL		WPL		IPL		WPL
	Revenue	Income	Revenue	Income	Revenue	Income	Revenue	Income	Revenue	Income	Revenue	Income
Electric	85%	91%	88%	96%	81%	80%	84%	92%	82%	82%	85%	92%
Gas	12%	7%	12%	5%	16%	12%	15%	9%	15%	14%	14%	9%
Other	3%	2%	—%	(1%)	3%	8%	1%	(1%)	3%	4%	1%	(1%)
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

1) ELECTRIC UTILITY OPERATIONS
General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s electric utility operations are located in the Midwest with IPL providing retail electric service in Iowa and WPL providing retail and wholesale electric service in Wisconsin. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. In 2015, IPL completed the sale of its Minnesota electric distribution assets. Refer to Note 3 for further discussion of the sale. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Jurisdictions - The percentage of regulated electric utility revenues were as follows:

	IPL			WPL
	2015	2014	2013	2015	2014	2013
IUB	93%	93%	93%	—%	—%	—%
PSCW	—%	—%	—%	87%	86%	85%
MPUC	3%	5%	5%	—%	—%	—%
FERC	4%	2%	2%	13%	14%	15%
	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers at December 31, 2015 was as follows:

	Retail	Wholesale	Other	Total
	Customers	Customers	Customers	Customers
IPL	488,582	8	1,042	489,632
WPL	461,466	21	1,859	463,346
	950,048	29	2,901	952,978

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB that include recovery of and a return on investments in electric infrastructure and other costs required to serve customers. Electric transmission service expense is billed to IPL’s Iowa retail electric customers through a transmission cost rider. IPL’s fuel-related costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of and a return on investments in electric infrastructure and recovery of fuel-related costs, electric transmission service costs and other costs required to serve customers. Refer to Note 2 and “Rate Matters” in MDA for discussion of utility rate cases.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. The tariffs include an annual true-up process for actual costs incurred. Refer to “Strategic Overview” in MDA for discussion of recent agreements with certain of WPL’s electric wholesale customers related to its proposed Riverside expansion. Refer to “Other Future Considerations” in MDA for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements. Refer to Note 3 for discussion of a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which became effective upon the sale of IPL’s Minnesota electric distribution assets in 2015.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. Electric sales are also impacted to a certain extent in the winter months due to heating requirements. Maximum peak hour demands were as follows:

	2015				2014
	Summer Peak		Winter Peak		Summer Peak		Winter Peak
	MW	Date	MW	Date	MW	Date	MW	Date
Alliant Energy	5,385	July 13	4,668	January 7	5,426	July 22	4,803	January 6
IPL	3,005	July 13	2,531	January 7	2,840	September 4	2,601	January 6
WPL	2,564	August 14	2,153	January 7	2,594	July 22	2,202	January 6

Competition - Retail electric customers in Iowa and Wisconsin currently do not have the ability to choose their electric supplier, and IPL and WPL have obligations to serve all their retail electric customers. Although electric service in Iowa and Wisconsin is regulated, IPL and WPL still face competition from self-generation by large industrial customers, customer- and third party-owned generation (e.g. solar panels), alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). In addition, IPL’s and WPL’s wholesale customers may choose to purchase their electric energy and capacity needs from the MISO market, independent power producers or other utilities. However, IPL and WPL attempt to retain current customers and attract new customers into their service territories in an effort to keep energy rates low for all their customers.

Renewable Energy Standards - As discussed in greater detail below, the states in which IPL and WPL operate have RES, which establish the amount of energy electric utilities or service providers must supply from renewable resources.

IPL - The Iowa RES requires IPL to purchase or own 49.8 MW of nameplate capacity from alternate energy or small hydro facilities located in its Iowa service area. IPL primarily relies upon RECs generated from the wind projects it owns and renewable energy acquired under PPAs to meet such requirements. IPL currently exceeds the RES requirement.

WPL - The Wisconsin RES requires WPL to increase the portion of its total Wisconsin retail electric sales supplied by renewable energy sources above a benchmark of average retail sales from renewables in 2001, 2002 and 2003. The RES required a 6% increase above the benchmark by 2015. Based on this RES, WPL was required to supply a minimum of 9.28% of its total Wisconsin retail electric sales with renewable energy sources by 2015. WPL may reach the RES with renewable energy it generates, it acquires under PPAs or through the use of renewable resource credits. WPL met the 2015 requirements of the RES with its current renewable portfolio, which primarily consists of wind and hydro, as well as the use of excess renewable resource credits generated from previous years. A confirmation on WPL meeting the 2015 renewable requirements is expected from the PSCW in the second half of 2016.

Energy Efficiency - IPL and WPL continue to promote energy efficiency, including their customers’ ability to efficiently manage their energy use. Refer to “Strategic Overview” in MDA for discussion of energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy, IPL and WPL have met historical customer demand of electricity and expect to continue meeting future demand through a mix of electric supply including internally generated electricity, PPAs and additional purchases from wholesale energy markets. Alliant Energy’s mix of electric supply has changed with WPL’s purchases of Wisconsin Electric Power Company’s 25% interest in Edgewater Unit 5 in 2011 and Riverside in 2012, the completion of wind projects including WPL’s Bent Tree wind farm in 2011, the expiration of WPL’s Kewaunee PPA in December 2013, IPL’s DAEC PPA for a term from February 2014 through December 2025, WPL’s 150 MW PPA for a term from January 2014 through December 2018, the switch from coal to natural gas as the fuel type at IPL’s M.L. Kapp Unit 2 in June 2015 and IPL’s and WPL’s retirement of various EGUs. Alliant Energy expects its mix of electric supply to change further in the next several years with IPL’s construction of Marshalltown, WPL’s proposed construction of the Riverside expansion, WPL’s retirement of Nelson Dewey Units 1 and 2 and Edgewater Unit 3 in December 2015, and the proposed retirement of additional EGUs. Generation plans are periodically updated to identify longer term electric supply resource needs. These long-term generation plans are intended to meet customer demand, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of EGUs, EGU outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand from 2011 to 2015. Refer to “Strategic Overview” in MDA for details of future generation plans.

Sources of Electric Energy - Sources of electric energy were approximately as follows:

	2015			2014			2013
	IPL	WPL	Total	IPL	WPL	Total	IPL	WPL	Total
Internally generated coal-fired EGUs	38%	46%	42%	43%	47%	45%	41%	56%	48%
Purchased power	46%	28%	37%	47%	33%	40%	49%	29%	40%
Internally generated natural gas-fired EGUs	12%	20%	15%	6%	13%	10%	6%	9%	7%
Internally generated wind farms	4%	5%	5%	4%	5%	5%	4%	5%	4%
Other	—%	1%	1%	—%	2%	—%	—%	1%	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 15.2% and the required unforced capacity reserve margin is 7.6% for the June 1, 2016 through May 31, 2017 MISO planning year. IPL and WPL currently have adequate capacity to meet the MISO planning reserve margin requirements for the June 1, 2016 through May 31, 2017 MISO planning year.

Generation - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs.

Nameplate Capacity - At December 31, the nameplate capacity of IPL’s and WPL’s EGUs by primary fuel type was as follows:

	2015						2014
	IPL		WPL		Total		IPL		WPL		Total
	MWs	%	MWs	%	MWs	%	MWs	%	MWs	%	MWs	%
Natural gas	1,249	39%	1,448	50%	2,697	44%	1,031	32%	1,448	45%	2,479	39%
Coal	1,423	44%	1,167	40%	2,590	42%	1,641	51%	1,463	46%	3,104	48%
Oil	343	11%	—	—%	343	6%	347	11%	—	—%	347	5%
Wind	200	6%	269	9%	469	8%	200	6%	269	8%	469	7%
Hydro	—	—%	41	1%	41	—%	—	—%	41	1%	41	1%
Total	3,215	100%	2,925	100%	6,140	100%	3,219	100%	3,221	100%	6,440	100%

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2015	2014	2013	2015	2014	2013
All fuels	$2.21	$2.50	$2.36	$2.67	$2.82	$2.52
Coal	1.94	2.05	1.99	2.49	2.22	2.21
Natural gas (a)	3.37	6.05	4.63	3.68	5.51	4.86

(a)
The average cost of natural gas includes commodity and transportation costs as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Coal - Coal is a primary fuel source for internally generated electric supply. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired EGUs for 2016 through 2018. As of December 31, 2015, existing contracts provide for a portfolio of coal supplies that cover approximately 79%, 55% and 33% of IPL’s and WPL’s estimated aggregate annual coal supply needs for 2016 through 2018, respectively. Alliant Energy, IPL and WPL believe this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, also enters into various coal transportation agreements to meet IPL’s and WPL’s coal supply requirements. As of December 31, 2015, existing coal transportation agreements cover IPL’s and WPL’s estimated coal transportation needs for 2016 and 2017. In 2015 and 2016, two of Alliant Energy’s coal suppliers filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code. There has been no significant impact to Alliant Energy, IPL and WPL as a result of these bankruptcy filings.

Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s EGUs, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 55 days for EGUs with year-round deliveries and 30 to 125 days (depending upon the time of year) for EGUs with seasonal deliveries. As of December 31, 2015, actual inventory days ranged from 29 to 92 days for EGUs with year-round deliveries and were 161 days for an EGU with seasonal deliveries. The EGU days on hand were computed based on actual tons of inventory divided by estimated average daily tons burned. Coal inventory levels have been impacted by lower natural gas prices, which makes natural gas-fired generation more economical compared to other fuel sources, such as coal. Coal inventory levels have also been impacted by lower electric demand due to milder temperatures in the fourth quarter of 2015.

Average delivered coal costs moderately declined during the last half of 2015 due to downward rail rate adjustments, lower rail fuel surcharges to historic low levels and lower spot market coal prices. However, average delivered coal costs are expected to slightly increase in the future due to price structures and adjustment provisions in existing coal contracts, in conjunction with expected rising market prices; rate structures and adjustment provisions in existing transportation contracts; and expected future coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. Rate adjustment provisions in current rail transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices, which are currently at low levels. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal, and changes in various associated laws and regulations. For example, emission restrictions related to SO2, NOx and mercury, along with other environmental limitations on EGUs, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include, but are not limited to: the possible need for railroads to enhance and expand infrastructure, corresponding investments in locomotives and crews, and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. The coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of their transportation agreements and strategic alignment of agreement expirations for negotiation purposes, Alliant Energy, IPL and WPL believe they are reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several larger natural gas-fired EGUs, including IPL’s Emery (603 MW), WPL’s Riverside (675 MW), WPL’s Neenah (371 MW) and Resources’ Sheboygan Falls (347 MW) facilities. WPL has exclusive rights to the output of Sheboygan Falls under an affiliated lease agreement. IPL and WPL also currently own several smaller natural gas-fired EGUs, including IPL’s M.L. Kapp Unit 2 (218 MW) for which the fuel type was switched from coal to natural gas in June 2015. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources, such as occurred in 2015. Alliant Energy manages the gas supply to these gas-fired EGUs and provides supply through a combination of third-party deliveries and pipeline transportation and storage contracts held by IPL and WPL. IPL and WPL have contracts to provide storage capacity, as well as firm pipeline transportation per day, as follows (in Dths):

	Storage	Firm Pipeline
	Capacity	Transportation
Riverside	2,500,000	80,000
Emery	1,250,000	60,000

In addition, IPL and WPL have each purchased 5,000 Dths per day of fixed price physical natural gas commodities for Emery and Riverside, respectively, for a five-year term from 2016 through 2020. These purchases represent less than 10% of the expected gas needs of these EGUs.

Refer to “Strategic Overview” in MDA for discussion of IPL’s construction of Marshalltown and WPL’s proposed construction of the Riverside expansion, both of which are natural gas-fired combined-cycle EGUs.

Wind - IPL’s 200 MW Whispering Willow - East wind farm in Franklin County, Iowa began generating electricity in 2009. WPL’s 68 MW Cedar Ridge wind farm in Fond du Lac County, Wisconsin began generating electricity in 2008. WPL’s 201 MW Bent Tree wind farm in Freeborn County, Minnesota began full generation of electricity in 2011. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of RECs or other environmental commodities. Refer to “Properties” in Item 2 for the generating capacity of these wind farms.

Purchased Power - IPL and WPL periodically enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity. IPL’s most significant PPA is for the purchase of up to 431 MWs of capacity and the resulting energy from DAEC for a term from February 2014 through December 2025. WPL’s most significant PPA is for the purchase of 150 MWs of energy for a term from January 2014 through December 2018.

IPL’s DAEC PPA - In 2013, the IUB issued an order allowing IPL to proceed with a PPA for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. The IUB also authorized IPL to recover the Iowa retail portion of the cost of the DAEC PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to the counterparty’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to the counterparty based on the amount of MWhs received by IPL. Among the terms and conditions of the PPA are guarantees by the counterparty to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC.

Refer to Note 1(g) for discussion of IPL’s and WPL’s rate recovery of fuel-related costs and Note 16(b) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments.

Electric Transmission - IPL and WPL do not own electric transmission assets and currently receive substantially all their electric transmission services from ITC and ATC, respectively. ITC and ATC are independent for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC and ATC charge their customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Future Considerations” in MDA for additional information regarding transmission service charges from ITC and ATC. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Note 1(g) also discusses escrow accounting treatment for electric transmission service expense, which WPL received as part of its approved retail electric rate case (2015/2016 Test Period) in July 2014 from the PSCW. Refer to Note 18 for details of agreements between ATC and WPL.

ATC - WPL Transco, which is partially owned by WPL and Resources’ subsidiary, ATI, has an ownership interest in ATC. WPL Transco’s capital contributions to ATC are currently funded by ATI, and are included in “Other” in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA. Alliant Energy currently anticipates that ATI will fund capital contributions of approximately $20 million, $21 million, $3 million and $0 to ATC in 2016, 2017, 2018 and 2019, respectively, to help fund future proposed transmission projects. These future proposed transmission projects require approval from various regulatory agencies to construct. Certain of these future proposed transmission projects are currently being challenged by other utilities and other transmission-only companies who have requested to own a portion of the future transmission projects proposed by ATC. Alliant Energy and WPL are currently unable to determine the impact these challenges may have on ATC’s plans to construct these proposed transmission projects and the resulting impact on ATI’s future capital contributions to ATC and WPL’s and ATI’s equity earnings income and dividends received from ATC. In addition, refer to “Other Future Considerations” in MDA for discussion of potential changes to ATC’s return on equity, which could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future.

In 2011, Duke Energy Corporation and ATC announced the creation of DATC, a joint venture that is expected to acquire, build, own and operate new electric transmission infrastructure in North America. DATC continues to evaluate new projects and opportunities, and participates in a competitive bidding process on projects it considers to be viable. DATC is continuing the design and development of a proposed transmission line that would deliver wind energy generated in eastern Wyoming to California and the southwestern U.S. This transmission line is currently estimated to cost approximately $2.5 billion to $3.5 billion. Alliant Energy and WPL are currently unable to determine what impacts DATC and the transmission line project noted above, if constructed, will have on their future equity income, dividends received from ATC, capital contributions to ATC, or ownership in ATC. The expenditures in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA do not include any capital contributions for potential DATC projects.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. Corporate Services acts as agent on behalf of IPL and WPL pursuant to service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within the markets operated by MISO. Corporate Services assigns such sales and purchases between IPL and WPL based on statements received from MISO. Refer to Note 18 for additional discussion of these assigned amounts.

Wholesale Energy Market - IPL and WPL participate in the wholesale energy market operated by MISO. The market dictates the process by which IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load. In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy. MISO evaluates IPL’s, WPL’s and other market participants’ offers, bids and energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders about where generation or transmission system expansion is needed. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs.

Ancillary Services Market - IPL and WPL also participate in MISO’s ancillary services market. The ancillary services market integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large EGU or transmission line.

Financial Transmission Rights and Auction Revenue Rights - In areas of constrained transmission capacity, costs could be higher due to congestion and its impact on locational marginal prices. FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market. MISO allocates ARRs to IPL and WPL each year based on historical use of the transmission system. The revenue rights associated with the allocated ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. MISO allocates ARRs annually based on a fiscal year from June 1 through May 31. IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2016.

Multi-value Projects - The MISO tariff identifies costs billed to IPL and WPL, including costs related to various shared transmission projects, including MVPs. MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. The MISO tariff billed to IPL and WPL also includes costs related to other shared transmission projects, including projects designed to reduce market congestion, to provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable reliability standards. The costs of these projects are primarily allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region. Refer to “Other Future Considerations” in MDA for further discussion of MISO transmission charges billed to IPL and WPL.

Resource Adequacy - MISO conducts various studies regarding reliability of electric service to ensure its market participants have adequate resources, either owned or contracted, to meet MISO’s forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs from the MISO resource adequacy process is available to meet these requirements. To connect to the transmission system, MISO requires an EGU to obtain an interconnection agreement. In order for an EGU to receive accredited capacity, it must, among other requirements, satisfy all transmission requirements identified in its interconnection agreement prior to the MISO planning year. New EGUs like Marshalltown may not initially receive accredited capacity based on the inability to satisfy all identified transmission requirements. Therefore, accredited capacity may not be granted to such EGUs until all identified transmission requirements are resolved. As members of MISO, IPL and WPL must adhere to these resource adequacy protocols in executing their generation resource plans.

Attachment Y Notices and System Support Resources - MISO requires its market participants (including IPL and WPL, among others) who own EGUs to submit an Attachment Y Notice if they plan to retire an EGU, reduce the capacity of an EGU or suspend all or a portion of the operations of an EGU for a period longer than two months. Upon receiving an Attachment Y Notice, MISO will conduct a study to determine whether all or a portion of the EGU’s capacity is necessary to maintain system reliability. If the EGU’s capacity is determined to be necessary to maintain system reliability, MISO designates the EGU as an SSR. When an EGU is required to continue to operate for system reliability, the market participant may enter into an SSR agreement and negotiate an annual revenue requirement with MISO. The annual revenue requirement for the SSR is subject to FERC approval and is assigned to load serving entities that benefit from the continued operations of the EGU. Alliant Energy, IPL and WPL are currently unable to estimate the amount of aggregate SSR charges that may be assigned to IPL and WPL as load serving entities. Alliant Energy, IPL and WPL are also currently unable to estimate the impacts of any potential SSR designations on EGUs they plan to retire or modify. Refer to “Strategic Overview” in MDA for discussion of EGUs that IPL and WPL currently plan to retire or modify, such as changing from coal-fired to an alternative fuel source, in the next few years. Refer to Note 2 for additional discussion of SSR costs.

Electric Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of electric environmental matters, including current or proposed environmental regulations.

Electric Operating Information - Alliant Energy	2015	2014	2013	2012	2011
Operating Revenues (in millions) (a):
Residential	$983.0	$994.5	$1,009.1	$975.9	$985.8
Commercial	667.8	658.0	649.4	611.4	612.1
Industrial	823.3	799.0	765.4	741.8	748.9
Retail subtotal	2,474.1	2,451.5	2,423.9	2,329.1	2,346.8
Sales for resale:
Wholesale	221.0	206.6	195.4	187.6	189.8
Bulk power and other	28.5	2.9	17.7	23.8	52.2
Other	46.9	52.6	52.0	48.8	47.0
Total	$2,770.5	$2,713.6	$2,689.0	$2,589.3	$2,635.8
Electric Sales (000s MWh) (a):
Residential	7,271	7,697	7,824	7,679	7,740
Commercial	6,374	6,449	6,432	6,352	6,253
Industrial	11,735	11,821	11,471	11,555	11,504
Retail subtotal	25,380	25,967	25,727	25,586	25,497
Sales for resale:
Wholesale	3,614	3,586	3,564	3,317	3,372
Bulk power and other	1,228	335	763	1,303	1,757
Other	129	155	152	151	151
Total	30,351	30,043	30,206	30,357	30,777
Customers (End of Period) (a):
Residential	809,634	850,322	847,350	844,388	842,780
Commercial	137,870	139,138	138,520	137,791	136,732
Industrial	2,544	2,871	2,881	2,842	2,895
Other	2,930	3,662	3,657	3,647	3,638
Total	952,978	995,993	992,408	988,668	986,045
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,385	5,426	5,820	5,886	5,734
Maximum winter peak hour demand (MW)	4,668	4,803	4,648	4,368	4,423
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 769)	732	670	884	1,052	887
Madison, Wisconsin (WPL) (normal - 663)	665	620	709	1,070	814
Sources of electric energy (000s MWh):
Coal	13,040	13,818	14,873	14,680	16,440
Purchased power:
Nuclear (c)	3,741	3,133	5,544	5,483	5,483
Wind (d)	1,190	1,252	1,201	1,188	1,285
Other (d)	6,675	8,074	5,541	7,053	6,244
Gas	4,738	2,971	2,224	1,285	588
Wind (d)	1,441	1,390	1,375	1,198	1,188
Other (d)	189	212	200	183	225
Total	31,014	30,850	30,958	31,070	31,453
Revenue per KWh sold to retail customers (cents)	9.75	9.44	9.42	9.10	9.20

(a)
In 2015, Alliant Energy sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. At the date of the sale, Alliant Energy had approximately 42,000 electric retail customers in Minnesota. Prior to the asset sale, the electric sales to these retail customers are included in residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is discussed in Note 3.

(b)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(c)	2013 MWhs include replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(d)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric Operating Information - IPL	2015	2014	2013	2012	2011
Operating Revenues (in millions) (a):
Residential	$540.3	$556.4	$574.3	$529.9	$543.2
Commercial	416.3	410.2	409.6	365.3	366.0
Industrial	453.6	458.5	442.9	408.0	415.4
Retail subtotal	1,410.2	1,425.1	1,426.8	1,303.2	1,324.6
Sales for resale:
Wholesale	56.4	32.2	30.0	27.8	29.6
Bulk power and other	5.1	2.1	2.0	9.5	24.6
Other	32.1	33.9	33.0	30.6	29.5
Total	$1,503.8	$1,493.3	$1,491.8	$1,371.1	$1,408.3
Electric Sales (000s MWh) (a):
Residential	3,843	4,164	4,272	4,141	4,223
Commercial	4,059	4,099	4,118	4,045	3,953
Industrial	6,922	7,132	6,973	7,116	7,080
Retail subtotal	14,824	15,395	15,363	15,302	15,256
Sales for resale:
Wholesale	845	485	419	418	417
Bulk power and other	178	59	98	377	729
Other	67	81	80	81	84
Total	15,914	16,020	15,960	16,178	16,486
Customers (End of Period) (a):
Residential	406,028	445,483	444,905	443,802	443,358
Commercial	80,982	81,853	81,587	81,203	80,506
Industrial	1,572	1,856	1,863	1,836	1,906
Other	1,050	1,385	1,374	1,381	1,381
Total	489,632	530,577	529,729	528,222	527,151
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	3,005	2,840	3,107	3,130	3,131
Maximum winter peak hour demand (MW)	2,531	2,601	2,528	2,404	2,454
Cooling degree days (b):
Cedar Rapids, Iowa (normal - 769)	732	670	884	1,052	887
Sources of electric energy (000s MWh):
Coal	6,263	7,092	6,705	7,302	8,456
Purchased power:
Nuclear	3,741	3,133	3,592	3,641	3,624
Wind (c)	757	798	768	743	661
Other (c)	3,015	3,802	3,766	3,237	3,094
Gas	1,874	1,069	920	1,081	532
Wind (c)	653	622	639	579	568
Other (c)	5	12	22	38	18
Total	16,308	16,528	16,412	16,621	16,953
Revenue per KWh sold to retail customers (cents)	9.51	9.26	9.29	8.52	8.68

(a)
In 2015, IPL sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. At the date of the sale, IPL had approximately 42,000 electric retail customers in Minnesota. Prior to the asset sale, the electric sales to these retail customers are included in residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is discussed in Note 3.

(b)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric Operating Information - WPL	2015	2014	2013	2012	2011
Operating Revenues (in millions):
Residential	$442.7	$438.1	$434.8	$446.0	$442.6
Commercial	251.5	247.8	239.8	246.1	246.1
Industrial	369.7	340.5	322.5	333.8	333.5
Retail subtotal	1,063.9	1,026.4	997.1	1,025.9	1,022.2
Sales for resale:
Wholesale	164.6	174.4	165.4	159.8	160.2
Bulk power and other	23.4	0.8	15.7	14.3	27.6
Other	14.8	18.7	19.0	18.2	17.5
Total	$1,266.7	$1,220.3	$1,197.2	$1,218.2	$1,227.5
Electric Sales (000s MWh):
Residential	3,428	3,533	3,552	3,538	3,517
Commercial	2,315	2,350	2,314	2,307	2,300
Industrial	4,813	4,689	4,498	4,439	4,424
Retail subtotal	10,556	10,572	10,364	10,284	10,241
Sales for resale:
Wholesale	2,769	3,101	3,145	2,899	2,955
Bulk power and other	1,050	276	665	926	1,028
Other	62	74	72	70	67
Total	14,437	14,023	14,246	14,179	14,291
Customers (End of Period):
Residential	403,606	404,839	402,445	400,586	399,422
Commercial	56,888	57,285	56,933	56,588	56,226
Industrial	972	1,015	1,018	1,006	989
Other	1,880	2,277	2,283	2,266	2,257
Total	463,346	465,416	462,679	460,446	458,894
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,564	2,594	2,752	2,851	2,761
Maximum winter peak hour demand (MW)	2,153	2,202	2,120	1,964	1,991
Cooling degree days (a):
Madison, Wisconsin (normal - 663)	665	620	709	1,070	814
Sources of electric energy (000s MWh):
Coal	6,777	6,726	8,168	7,378	7,984
Purchased power:
Nuclear (b)	—	—	1,952	1,842	1,859
Wind (c)	433	454	433	445	624
Other (c)	3,660	4,272	1,775	3,816	3,150
Gas	2,864	1,902	1,304	204	56
Wind (c)	788	768	736	619	620
Other (c)	184	200	178	145	207
Total	14,706	14,322	14,546	14,449	14,500
Revenue per KWh sold to retail customers (cents)	10.08	9.71	9.62	9.98	9.98

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Utility Operations” below for details of heating degree days.

(b)	2013 MWhs include replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

2) GAS UTILITY OPERATIONS
General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s gas utility operations are located in the Midwest with IPL providing gas service in Iowa and WPL providing gas service in Wisconsin. In 2015, IPL completed the sale of its Minnesota natural gas distribution assets. Refer to Note 3 for further discussion of the sale. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Customers - The number of gas customers at December 31, 2015 were as follows:

	Retail	Transportation /	Total
	Customers	Other Customers	Customers
IPL	224,914	376	225,290
WPL	184,491	251	184,742
	409,405	627	410,032

IPL’s and WPL’s retail gas customers in the above table are billed under base rates established by the IUB or PSCW that include recovery of and a return on investments in gas infrastructure and recovery of costs required to serve customers. Commodity, storage and transportation costs incurred by IPL and WPL are recovered pursuant to natural gas cost recovery mechanisms. In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs.

Seasonality - Gas sales follow a seasonal pattern with an annual base-load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer and inject it into underground storage fields, and remove it from storage fields in the winter to deliver to customers. The maximum daily winter peak demands were as follows:

	2015		2014
	Dth	Date	Dth	Date
IPL	267,314	January 7	296,190	January 6
WPL	209,289	January 7	234,837	January 6

Competition - Gas customers in Iowa and Wisconsin currently do not have the ability to choose their gas distributor, and IPL and WPL have obligations to serve all their gas customers. Federal and state regulatory policies are in place to bring competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third-parties. When natural gas service is available for a given area, customers in such area have generally selected natural gas over propane as a more cost competitive solution for their energy needs. Recently, lower natural gas prices compared to propane prices have resulted in increased customer requests to convert from propane to natural gas. Alliant Energy, IPL and WPL are also currently extending various gas distribution systems in their existing Iowa and Wisconsin service territories to serve new customer demand. Refer to “Strategic Overview” in MDA for further discussion of gas distribution systems.

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. Recently, IPL and WPL have each purchased 5,000 Dths per day of fixed price physical natural gas commodities for a five-year term from 2016 through 2020.

In more recent years, natural gas prices have fallen to levels not seen in a decade. Prices have fallen largely due to surging supply caused by shale gas production. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates in the cost of gas sold. As a result, the decreased natural gas prices do not have a material impact on IPL’s or WPL’s gas margins, but result in lower customer bills.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with NNG, ANR, NGPL and NBPL allow access to gas supplies located in the U.S. and Canada. Arrangements with FCS provide IPL with gas delivered directly to its service territory. In 2015, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Total
IPL	170,142	48,000	76,673	5,000	4,126	303,941
WPL	91,056	167,467	—	—	—	258,523

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. Both IPL and WPL currently have planning reserve margins of 2% above their forecasted maximum daily system demand requirements from November 2015 through March 2016.

Refer to Note 1(g) for information relating to utility natural gas cost recovery mechanisms and Note 16(b) for discussion of natural gas commitments.

Gas Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of gas environmental matters.

Gas Operating Information - Alliant Energy	2015	2014	2013	2012	2011
Operating Revenues (in millions) (a):
Residential	$215.1	$287.5	$262.5	$224.3	$269.7
Commercial	120.5	172.8	150.3	124.3	155.1
Industrial	14.3	23.4	21.1	16.7	24.5
Retail subtotal	349.9	483.7	433.9	365.3	449.3
Transportation/other	31.3	33.8	30.9	31.0	27.4
Total	$381.2	$517.5	$464.8	$396.3	$476.7
Gas Sales (000s Dths) (a):
Residential	26,672	31,718	29,916	23,071	26,891
Commercial	18,966	23,301	21,892	17,115	19,271
Industrial	2,997	3,710	3,803	3,068	3,848
Retail subtotal	48,635	58,729	55,611	43,254	50,010
Transportation/other	74,162	64,717	60,261	57,532	52,210
Total	122,797	123,446	115,872	100,786	102,220
Retail Customers at End of Period (a):
Residential	364,415	373,319	370,895	368,708	367,497
Commercial	44,613	46,180	45,874	45,684	45,667
Industrial	377	428	441	456	496
Total	409,405	419,927	417,210	414,848	413,660
Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,756)	6,300	7,657	7,232	5,901	6,745
Madison, Wisconsin (WPL) (normal - 7,046)	6,667	7,884	7,627	5,964	6,992
Revenue per Dth sold to retail customers	$7.19	$8.24	$7.80	$8.45	$8.98
Purchased gas costs per Dth sold to retail customers	$4.40	$5.52	$4.90	$4.94	$5.88

(a)	In April 2015, Alliant Energy sold its natural gas distribution assets in Minnesota. At the date of the sale, Alliant Energy had approximately 11,000 gas retail customers in Minnesota.

(b)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Gas Operating Information - IPL	2015	2014	2013	2012	2011
Operating Revenues (in millions) (a):
Residential	$120.0	$162.5	$152.8	$126.4	$155.2
Commercial	67.9	96.1	85.7	69.7	87.8
Industrial	10.5	17.4	16.1	12.8	19.0
Retail subtotal	198.4	276.0	254.6	208.9	262.0
Transportation/other	18.9	20.5	19.3	17.8	14.3
Total	$217.3	$296.5	$273.9	$226.7	$276.3
Gas Sales (000s Dths) (a):
Residential	14,472	17,839	16,975	12,955	15,660
Commercial	10,166	12,641	12,051	9,403	10,677
Industrial	2,239	2,804	2,931	2,435	3,023
Retail subtotal	26,877	33,284	31,957	24,793	29,360
Transportation/other	34,129	31,377	32,019	30,992	27,720
Total	61,006	64,661	63,976	55,785	57,080
Retail Customers at End of Period (a):
Residential	199,408	208,240	207,853	207,121	206,964
Commercial	25,289	26,530	26,460	26,439	26,455
Industrial	217	244	250	260	296
Total	224,914	235,014	234,563	233,820	233,715
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	267,314	296,190	262,076	233,456	264,252
Heating degree days (a):
Cedar Rapids, Iowa (normal - 6,756)	6,300	7,657	7,232	5,901	6,745
Revenue per Dth sold to retail customers	$7.38	$8.29	$7.97	$8.43	$8.92
Purchased gas cost per Dth sold to retail customers	$4.53	$5.54	$4.96	$4.92	$5.96

(a)	In April 2015, IPL sold its natural gas distribution assets in Minnesota. At the date of the sale, IPL had approximately 11,000 gas retail customers in Minnesota.

(b)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Gas Operating Information - WPL	2015	2014	2013	2012	2011
Operating Revenues (in millions):
Residential	$95.1	$125.0	$109.7	$97.9	$114.5
Commercial	52.6	76.7	64.6	54.6	67.3
Industrial	3.8	6.0	5.0	3.9	5.5
Retail subtotal	151.5	207.7	179.3	156.4	187.3
Transportation/other	12.4	13.3	11.6	13.2	13.1
Total	$163.9	$221.0	$190.9	$169.6	$200.4
Gas Sales (000s Dths):
Residential	12,200	13,879	12,941	10,116	11,231
Commercial	8,800	10,660	9,841	7,712	8,594
Industrial	758	906	872	633	825
Retail subtotal	21,758	25,445	23,654	18,461	20,650
Transportation/other	40,033	33,340	28,242	26,540	24,490
Total	61,791	58,785	51,896	45,001	45,140
Retail Customers at End of Period:
Residential	165,007	165,079	163,042	161,587	160,533
Commercial	19,324	19,650	19,414	19,245	19,212
Industrial	160	184	191	196	200
Total	184,491	184,913	182,647	181,028	179,945
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	209,289	234,837	193,628	176,207	177,041
Heating degree days (a):
Madison, Wisconsin (normal - 7,046)	6,667	7,884	7,627	5,964	6,992
Revenue per Dth sold to retail customers	$6.96	$8.16	$7.58	$8.47	$9.07
Purchased gas cost per Dth sold to retail customers	$4.25	$5.48	$4.83	$4.97	$5.77

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility is the primary source of steam for IPL’s two high-pressure steam customers. IPL’s largest high-pressure steam customer accounts for approximately 90% of IPL’s steam revenues. This customer is under contract through 2025 for annual steam usage of at least 3.8 million Dths, with certain conditions. IPL’s other high-pressure steam customer is under contract through 2025 for annual steam usage of at least 0.3 million Dths, with certain conditions.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through the following distinct platforms:

Non-regulated Generation - owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025, and the 99 MW Franklin County wind farm in Franklin County, Iowa.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Other non-regulated investments - includes ATI’s partial ownership interest in WPL Transco, which holds Alliant Energy’s ownership interest in ATC, and several other modest investments.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

Our business is significantly impacted by government legislation, regulation and oversight - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn appropriate rates of return. In particular, regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC, regulate many aspects of our operations. Our operations are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. Operations impacted by these regulatory authorities and organizations include: the amount and timing of changes to rates charged to our customers; rates of return of IPL, WPL and ATC; our ability to site and construct new generating facilities, such as the natural gas-fired generating facilities in Marshalltown, Iowa and Beloit, Wisconsin, and future renewable energy projects, projects to utilize our remaining available wind sites, and the amount of costs associated therewith that may be recovered from customers; the installation of environmental controls and the amount of costs for the construction and maintenance of such equipment that may be recovered from customers; our ability to decommission generating facilities and recover the costs incurred to decommission the facilities and the remaining carrying value of such facilities; our ability to site and construct new natural gas pipelines; our ability to recover costs to upgrade our gas distribution system to comply with the anticipated Pipeline and Hazardous Materials Safety Administration requirements that have not yet been finalized; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and the amount of costs associated therewith that may be recovered from customers; our ability to sell utility assets and any conditions placed upon the sale of such assets; the rates paid to transmission operators and how those costs are recovered from customers; our ability to enter into purchased power agreements, the amount of costs associated therewith, and how those costs are recovered from customers; resource adequacy requirements, energy capacity standards, what forms of energy are considered when determining whether we meet those standards, and when new facilities such as IPL’s Marshalltown Generating Station and WPL’s proposed Riverside Energy Center expansion may be fully credited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith from customers; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. Failure to obtain approvals from regulatory authorities and organizations for any of these matters, failure to receive approvals in a timely manner, or receiving approvals with uneconomical conditions may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and/or have a material adverse impact on our financial condition and results of operations.

These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions if we are found to have violated statutes and regulations governing utility operations. While we believe we comply in all material respects with applicable laws and regulations governing us, state or federal agencies may not agree and may find that we violated a law or regulation. Such a finding could cause fines or penalties or could require us to implement new compliance programs, which could increase our costs of compliance and may adversely impact our financial condition and results of operations.

Our utility financial condition is influenced by how regulatory authorities establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or authorized rates of return on capital will be earned. In future rate cases, IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen (as is the case for IPL’s and WPL’s retail electric base rates and WPL’s gas base rates through the end of 2016) and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

We are subject to a wide variety of statutes, regulations and rules for energy market operations, grid management and reliability, including and in addition to those described above, which are constantly changing. State and federal election results may serve as a catalyst for legislative and regulatory changes. Changes in statutes, regulations and rules or the imposition of additional regulations and rules may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities. Takeover attempts by potential purchasers who might be willing to pay a premium for our stock are also limited by certain provisions of the Wisconsin Utility Holding Company Act and the delays and conditions that generally result from the requirement that regulatory authorities approve such a transaction. During this time of industry change driven by technology and changing customer expectations, intentional or inadvertent policy changes could impact our business model competitiveness and accordingly our financial results.

Large construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes constructing natural gas-fired generating facilities, constructing renewable generating facilities, installing environmental control equipment at our newer and more efficient coal-fired generating facilities, and making other large-scale improvements to such generating facilities and large-scale additions and upgrades to our electric and gas distribution systems. These large construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include changes in costs of materials, equipment, commodities, fuel or labor; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed the costs approved by our regulators, for example, if the Marshalltown Generating Station exceeds the cost cap approved by the IUB. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. We could lose customers, and therefore see lower demand for energy, due to economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Communities in our service territory have considered municipalization of electric or gas systems, which, if successful, could reduce the number of customers we serve, reducing the demand for our energy. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, state and/or federal regulations require mandatory conservation measures, which would reduce the demand for energy. We may lose wholesale customers in addition to Jo-Carroll Energy, Inc., WPPI Energy and Great Lakes Utilities who have provided us notice of their intent to terminate their wholesale power supply agreements. Continuing technology improvements, tax incentives, regulatory developments and customer concern regarding their environmental and carbon footprint are making customer- and third party-owned generation technologies such as solar systems, wind turbines, microturbines and battery storage systems more cost effective, attractive and feasible for more of our customers. As more customers utilize their own generation, demand for energy from us may decline and negatively impact the affordability of our services for remaining customers. Future economic growth may not create enough growth for us to replace the lost energy demand from these customers. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Regional and national economic conditions could have an unfavorable impact on us - Our utility and non-regulated businesses follow the economic cycles of the customers we serve and credit risk of counterparties we do business with. Adverse economic conditions in our service territories can adversely affect the financial condition of our customers and reduce their demand for electricity and natural gas. Reduced volumes of electricity and natural gas sold, or the inability to collect unpaid bills from our customers from deterioration in national or regional economic conditions, could adversely impact our financial condition and results of operations.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utilities are seasonal businesses and temperature patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with higher air conditioning needs. In addition, market prices for electricity generally peak in the summer due to the higher demand. Conversely, demand for natural gas depends significantly upon temperature patterns in winter months due to heavy use in residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when temperatures are warmer in the winter and/or cooler in the summer. Thus, unusually mild winters and/or summers could have an adverse effect on our financial condition and results of operations.

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly, and pursuant to which we could incur material liabilities - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations. The environmental laws and regulations govern air emissions, ambient air quality standards, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion residuals and other solid wastes and hazardous substances, clean-up of contaminated sites, protection of natural resources and wildlife. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or to combust certain fuels, to install environmental controls and implement operational practices at our facilities, manage generation system dispatch within emissions limitations and constraints, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the costs to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including lakebeds, sites of manufactured gas plants operated by our predecessors and sites where asbestos was used in the past. Compliance with these regulations can significantly increase capital spending, operating costs and plant down-times, and can negatively affect the affordability of our services for customers. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restriction on our operations) necessary to comply with, or as a result of liabilities under, these environmental laws and regulations, although we expect the expenditures to be material.

We are subject to Consent Decrees between each of IPL and WPL and various environmental agencies and organizations, which resolved environmental claims related to air emissions at certain coal-fired generating facilities. The Consent Decrees require construction of specific environmental controls equipment, establish emission rate limits, require retirement or fuel switching of certain facilities, and require IPL and WPL to complete certain environmental mitigation projects.

Although we believe we comply in all material respects with currently applicable environmental laws, regulations, and the Consent Decrees, we may be subject to regulatory enforcement action by state or federal agencies should we operate out of compliance. In some instances, complying with certain environmental regulations may not be sufficient to satisfy the obligations of the Consent Decrees or other operating regulations discussed earlier. In addition, citizen groups and private individuals may bring legal action against regulatory agencies or bring citizen enforcement actions against us claiming that the environmental requirements are not being sufficiently enforced by regulatory agencies. For example, the Consent Decrees resulted from allegations originally raised by the Sierra Club that IPL and WPL violated various provisions of the Clean Air Act. If we are unsuccessful defending or settling such litigation by governmental agencies, citizen groups, or individuals, we could be subject to restrictions or prohibitions on operating our generation facilities, costly upgrades to our generating facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations. In addition, we may also be subject to third party environmental claims relating to property damage or personal injury that arise from our operations.

We are subject to existing and potential future governmental mandates to provide customers with renewable energy and energy conservation offerings. These mandates are designed in part to mitigate the potential environmental impacts of utility operations. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations. If our regulators do not allow us to recover all or a part of the costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment and natural resources may be adopted or become applicable to us. Areas in our service territories that are currently attainment areas under National Ambient Air Quality Standards could be designated as non-attainment areas due to new air monitoring results or more stringent air quality standards. These revised and new laws or regulations and any areas in our service territories designated as non-attainment may require regulation of hazardous air pollutants including mercury, nitrogen oxide, sulfur dioxide, carbon dioxide (CO2) and other greenhouse gases (GHG) emissions, particulate matter, coal ash and other coal combustion products, wastewater discharges, cooling water intake structures, and threatened, endangered or invasive species. Federal and state election results may serve as a catalyst for regulatory changes. Such changes could materially increase our cost of compliance. Our strategic plan was developed in part to comply with expected environmental laws and regulations as we anticipate they will be finally adopted. Revision of existing environmental laws or regulations may cause: (1) state utility commissions to not approve our plans to install environmental controls at our existing generating facilities or not allow us to recover costs of such projects; (2) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations; (3) co-owners in our jointly-owned facilities to not agree with our decision to move forward with and the timing of these projects; or (4) our current plans and/or past actions to not meet new requirements. These outcomes could have a material adverse effect on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could negatively impact us - The primary GHG emitted from our utility operations is CO2 from combustion of fossil fuels at our electric generating facilities, which are primarily fossil-fueled facilities. We could incur costs or other obligations to comply with any GHG regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. In 2013, a series of actions were announced to reduce carbon emissions, prepare the U.S. for the impacts of climate change, and lead international efforts to address climate change. In 2015, the U.S. joined a global agreement that commits participating countries to setting nationally determined climate targets to reduce greenhouse gas emissions and establishes a framework for reporting progress towards achieving these goals.

The EPA has proposed and adopted regulations governing GHG emissions that are expected to impact our operations. In October 2015, the EPA published regulations governing GHG emissions from new generating facilities, which would impact IPL’s Marshalltown Generating Station in Iowa and WPL’s proposed Riverside Energy Center expansion in Wisconsin. In October 2015, the EPA published regulations under Clean Air Act Section 111(d) to reduce CO2 emissions from existing fossil-fueled electric generating facilities, otherwise known as the Clean Power Plan. These EPA regulations are based on broad measures to lower CO2 emissions, which could impact the dispatch of existing fossil-fueled generating facilities and the fuel mix used to generate electricity, and require other actions in order to achieve CO2 emission reduction goals including fossil-fueled generating unit heat rate improvements, expansion of renewable energy resources and demand-side energy efficiency measures. The EPA’s GHG regulations are currently subject to litigation making the final form of the GHG emissions regulations uncertain. As a result of this uncertainty, strategies to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and we cannot provide any assurance regarding the potential impacts these regulations would have on our operations. The impacts of these regulations could have a material adverse impact on our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation, transmission and distribution facilities, in general, have been identified as potential targets of physical attacks. Physical attacks on transmission and distribution facilities that appeared to be terrorist-style attacks have occurred in the recent past. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, such as recently allegedly occurred in Ukraine, could result in a full or partial disruption of our electric and/or gas operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. We have instituted certain safeguards to protect our operational systems and information technology assets. FERC, through the North American Electric Reliability Corporation, requires certain safeguards be implemented to deter cyber attacks. The safeguards we have may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

In addition, in the ordinary course of business, we collect and retain sensitive information including personal information about our customers, shareowners and employees. In some cases, we outsource administration of certain functions to vendors that could be targets of cyber attacks. For example, we outsource administration of our employee health insurance to Anthem. Anthem was the target of a cyber attack in 2014. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We may not be able to fully recover costs related to commodity prices - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail electric automatic fuel cost adjustment clause, which would allow for more consistent and timely cost recovery.

We are exposed to changes in the price and availability of coal because a large portion of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region, including due to bankruptcy of coal mining companies, may cause us to incur additional costs which may not be fully recovered through rates. Increases in prices and costs due to disruptions that are not fully and timely recovered in rates may adversely affect our financial condition and results of operations.

We are exposed to changes in the price and availability of natural gas. In addition to supplying natural gas to our natural gas customers, we also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own. Our strategic plan includes increasing our reliance on natural-gas fired electric generating facilities, particularly the new facilities planned in Marshalltown, Iowa and Beloit, Wisconsin, and coal-fired facilities expected to switch from coal to natural gas as the primary fuel type. This increases our exposure to market prices of natural gas, which have remained low recently, but have been volatile in the past. We have natural gas supply contracts in place, which are generally short-term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and some of the contracts are short-term, we may not be able to purchase natural gas with terms and prices as favorable as the current contracts. Natural gas prices may increase due to disruption of production or transportation of natural gas, failure to drill new wells and reduced supply generally, or regulatory developments that increase the cost of natural gas extraction methods, including fracking. Price increases may cause us to incur additional costs to purchase natural gas, which may not be fully recovered through rates and may adversely impact our financial condition and results of operations.

We may not be able to fully recover higher transmission costs related to changing transmission reliability requirements - Both IPL and WPL pay for the use of the interstate electric transmission system that they do not own or control. Rates charged to IPL and WPL for such transmission service are regulated by FERC. FERC also regulates transmission owners’ operations in order to support the reliability of the transmission network. Changes are occurring in the transmission network, which are necessary to, among other things, accommodate renewable energy and the decommissioning of older coal-fired generating facilities and prepare for potential compliance with future GHG regulations. These changes include socializing certain transmission network upgrades and system support resource payments, which may increase transmission costs to IPL and WPL. The prices that IPL and WPL charge for electric energy may not totally compensate for the increase in such transmission costs. We may not be able to fully pass on the increases in such transmission costs to our customers. In addition, if the transmission rider at IPL is amended or removed, we may not be able to recover IPL’s full transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan and other long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $5 billion over the next four years. Disruption, uncertainty or volatility in those markets could increase our cost of capital or limit the availability of capital. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Any disruptions could adversely impact our ability to implement our strategic plan.

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition and results of operations could be adversely affected.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, and the availability of, and our ability to recruit qualified personnel, which could affect our businesses and our financial condition and results of operations. Further, the majority of our key personnel are eligible to retire and our workforce includes a significant number of employees who are nearing retirement. We need employees with specialized and technical skills in order to achieve our strategic plan. It may be difficult to retain current employees with these specialized skills, especially as they near retirement, and it may be difficult to find new employees with the necessary skills. We are also subject to collective bargaining agreements with approximately 2,300 employees. Any work stoppage experienced in connections with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategic plan.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, failure of generating facilities including wind turbines, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, employee safety, operator error and compliance with mandatory reliability standards. The operation of our energy delivery infrastructure involves many risks including breakdown or failure of equipment and fires developing from our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Increased utilization of customer- and third party-owned generation technologies could disrupt the reliability and balance of the electricity grid. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electric energy. We also have obligations to provide electric service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems and employee safety, which could cause substantial financial losses. These risks could result in loss of human life, particularly in highly populated areas, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards, including anticipated new regulations under the Pipeline and Hazardous Materials Safety Administration. Our infrastructure is aging, which could impact safety and compliance with possible new regulations. Failure to meet these standards could result in substantial fines. Electric and gas infrastructure operations could be impacted by future compliance with the Clean Power Plan. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

We face risks associated with integration of a new customer billing and information system - We recently implemented a new customer billing and information system for IPL and WPL. This new customer billing and information system houses all customer records, and processes metering, billing and payment transactions. Integrating a new customer system is complex, costly and time consuming. If we do not successfully integrate the system and new related processes, or if it does not operate as intended, it could result in substantial disruptions to our business, including customer billings and collections, which could have a material adverse effect on our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, droughts, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources. We incur costs for preventive measures to replace, reinforce and modernize operating infrastructure that will provide for further grid resiliency. In addition, we could incur large costs to repair damage to our generating facilities and infrastructure, or costs related to environmental remediation, due to storms or natural disasters. Severe storms may also impact our natural gas infrastructure. The restoration costs may not be fully covered by insurance policies. Some costs may not be recovered in rates, including damaged assets, or there could be significant delays in cost recovery. Storms and natural disasters may prevent our customers from being able to operate or may significantly slow growth or cause a decline in the economy within our service territories. The reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates. Any of these items could adversely affect our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We previously sold certain non-regulated subsidiaries such as RMT, Inc. (RMT) and Whiting Petroleum Corporation (Whiting Petroleum), as well as regulated assets such as our recent sales of our Minnesota electric and natural gas distribution assets. We may continue to incur liabilities relating to our previous ownership of, or the transactions pursuant to which we disposed of, these subsidiaries and assets. For example, Alliant Energy continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. In addition, Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including liabilities with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. Any potential liability under these guarantees may depend on a number of factors outside of our control, including the financial condition of RMT, Whiting Petroleum and/or their respective assignees. Any required payments on retained liabilities, guarantees or indemnification obligations with respect to RMT, Whiting Petroleum, the sales of our Minnesota electric and natural gas distribution assets, or other future asset or business divestitures, could have an adverse effect on our financial condition and results of operations.

We face risks related to non-regulated operations - We rely on our non-regulated operations for a portion of our earnings. If our non-regulated investments do not perform at expected levels, we could experience diminished earnings. Failure of our Transportation business to perform as expected could result in a material adverse impact on our financial condition and results of operations. In addition, Franklin County Wind LLC is a non-regulated subsidiary that operates a non-regulated 99 MW wind farm in Franklin County, Iowa, referred to as the Franklin County wind farm. The Franklin County wind farm’s electrical output is currently being sold into the general market at prevailing market prices. Additional decreases in forward electricity prices, or if there is reduced expected generation output from the facility if transmission upgrades in the region are not completed or do not result in expected decreased congestion, could trigger an impairment in the future. Such impairments could adversely impact our financial condition and results of operations. In addition, a variety of operating parameters, including adverse weather conditions, transmission constraints and breakdown or failure of equipment, could result in a material adverse impact on our financial condition and results of operations.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries, primarily its utility subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, distributions, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations, earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities have dividend payment restrictions based on the terms of any outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and extensions of bonus depreciation deductions have generated large annual taxable losses and tax credits over the past few years that have resulted in significant federal net operating losses and tax credit carryforwards. We plan to utilize these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire, we may incur material charges to earnings. If the IRS does not agree with the deductions resulting from our tax planning strategies, our financial condition and results of operations may be adversely impacted.

Our utility business currently operates wind generating facilities, which generate material production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our wind farms and the applicable tax credit rate. A variety of operating and economic parameters, including significant transmission constraints, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms resulting in a material adverse impact on our financial condition and results of operations.

In addition, we have tax benefit riders in place in Iowa that provide billing credits to our customers. We have made certain assumptions regarding the timing of the tax benefit riders for accounting purposes. If those assumptions are not accurate, our results of operations and financial condition may be adversely impacted.

Lastly, if corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings.

Our pension and other postretirement benefits plans are subject to investment and interest rate risk that could negatively impact our financial condition - We have pension and other postretirement benefits plans that provide benefits to many of our employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of our pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of our pension plans may require us to fund obligations earlier than originally planned, which could have an adverse impact on our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates), which could be borne by our shareowners. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL
Electric - At December 31, 2015, IPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Ottumwa Generating Station (Unit 1) (c)	Ottumwa, IA	1981	BL	348	324
Lansing Generating Station (Unit 4)	Lansing, IA	1977	BL	275	235
Prairie Creek Generating Station (Units 1,3,4) (d)	Cedar Rapids, IA	1958-1997	BL	213	148
Burlington Generating Station (Unit 1) (d)	Burlington, IA	1968	BL	212	197
George Neal Generating Station (Unit 4) (e)	Sioux City, IA	1979	BL	179	155
George Neal Generating Station (Unit 3) (f)	Sioux City, IA	1975	BL	164	134
Louisa Generating Station (Unit 1) (g)	Louisa, IA	1983	BL	32	29
Total Coal				1,423	1,222

Emery Generating Station (Units 1-3)	Mason City, IA	2004	IN	603	516
M.L. Kapp Generating Station (Unit 2) (h)	Clinton, IA	1967	IN	218	94
Sutherland Generating Station (Units 1,3) (d)	Marshalltown, IA	1955-1961	IN	119	87
Fox Lake Generating Station (Units 1,3) (d)	Sherburn, MN	1950-1962	IN	93	89
Burlington Combustion Turbines (Units 1-4) (d)	Burlington, IA	1994-1996	PK	79	52
Dubuque Generating Station (Units 3-4) (d)	Dubuque, IA	1952-1959	IN	66	58
Grinnell Combustion Turbines (Units 1-2) (d)	Grinnell, IA	1990-1991	PK	48	40
Red Cedar Combustion Turbine (Unit 1)	Cedar Rapids, IA	1996	PK	23	6
Total Gas				1,249	942

Marshalltown Combustion Turbines (Units 1-3)	Marshalltown, IA	1978	PK	189	139
Lime Creek Combustion Turbines (Units 1-2)	Mason City, IA	1991	PK	90	69
Centerville Combustion Turbines (Units 1-2) (d)	Centerville, IA	1990	PK	54	47
Diesel Stations (5 Units) (d)	Iowa	1963-1966	PK	10	5
Total Oil				343	260

Whispering Willow - East (121 Units) (i)	Franklin Co., IA	2009	IN	200	32
Total Wind				200	32

Total capacity				3,215	2,456

(a)
Base load EGUs (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate EGUs (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peak load EGUs (PK) are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the accredited generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2015 through May 2016.

(c)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 675 MW (generating capacity) EGU, which is operated by IPL.

(d)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

(e)	Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 602 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(f)	Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 477 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(g)	Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 728 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(h)	The fuel type at M.L. Kapp Unit 2 was switched from coal to natural gas in 2015.

(i)
Generating capacity represents 16% of the capacity of this wind farm based upon the MISO resource adequacy process, which is determined separately for each wind farm, during the planning period from June 2015 through May 2016.

At December 31, 2015, IPL owned approximately 17,567 miles of overhead electric distribution line and 2,872 miles of underground electric distribution cable, as well as 573 substation distribution transformers, substantially all of which are located in Iowa.

Gas - IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2015, IPL’s gas distribution facilities included approximately 5,119 miles of gas mains located in Iowa.

Other - IPL’s other property consists primarily of steam service assets, operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

WPL
Electric - At December 31, 2015, WPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Columbia Energy Center (Units 1-2) (c)	Portage, WI	1975-1978	BL	514	499
Edgewater Generating Station (Unit 5)	Sheboygan, WI	1985	BL	414	413
Edgewater Generating Station (Unit 4) (d) (e)	Sheboygan, WI	1969	BL	239	204
Total Coal				1,167	1,116

Riverside Energy Center (Units 1-3)	Beloit, WI	2004	IN	675	539
Neenah Energy Facility (Units 1-2)	Neenah, WI	2000	PK	371	275
South Fond du Lac Combustion Turbines (2 Units) (f)	Fond du Lac, WI	1994	PK	191	146
Rock River Combustion Turbines (Units 3-6) (e)	Beloit, WI	1967-1972	PK	169	108
Sheepskin Combustion Turbine (Unit 1) (e)	Edgerton, WI	1971	PK	42	36
Total Gas				1,448	1,104

Bent Tree (122 Units) (g)	Freeborn Co., MN	2010-2011	IN	201	29
Cedar Ridge (41 Units) (h)	Fond du Lac Co., WI	2008	IN	68	8
Total Wind				269	37

Prairie du Sac Hydro Plant (8 Units)	Prairie du Sac, WI	1914-1940	IN	31	14
Kilbourn Hydro Plant (4 Units)	Wisconsin Dells, WI	1926-1939	IN	10	6
Total Hydro				41	20

Total capacity				2,925	2,277

(a)
BL are designed for nearly continuous operation at or near full capacity to provide the system base load. IN follow system load changes with frequent starts and curtailments of output during low demand. PK are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the accredited generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2015 through May 2016.

(c)	Represents WPL’s 46.2% ownership interest in this 1,112 MW (nameplate capacity) / 1,080 MW (generating capacity) EGU, which is operated by WPL.

(d)	Represents WPL’s 68.2% ownership interest in this 351 MW (nameplate capacity) / 299 MW (generating capacity) EGU, which is operated by WPL.

(e)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired in the next few years.

(f)	Represents Units 2 and 3, which WPL owns. WPL also operates South Fond du Lac Combustion Turbines Units 1 and 4.

(g)
Generating capacity represents 14% of the capacity of this wind farm based upon the MISO resource adequacy process, which is determined separately for each wind farm, during the planning period from June 2015 through May 2016.

(h)
Generating capacity represents 12% of the capacity of this wind farm based upon the MISO resource adequacy process, which is determined separately for each wind farm, during the planning period from June 2015 through May 2016.

At December 31, 2015, WPL owned approximately 16,281 miles of overhead electric distribution line and 5,315 miles of underground electric distribution cable, as well as 302 substation distribution transformers, substantially all of which are located in Wisconsin. Refer to Notes 2 and 3 for discussion of Nelson Dewey Units 1 and 2 and Edgewater Unit 3, which were retired in 2015.

Gas - WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2015, WPL’s gas distribution facilities included approximately 4,307 miles of gas mains located in Wisconsin.

Other - Refer to Note 10(b) for information regarding WPL’s lease of Sheboygan Falls from Resources’ Non-regulated Generation business. WPL’s other property consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

Resources - Resources’ principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2015 were as follows:

Non-regulated Generation - Includes Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL, and the 99 MW (60 Units) Franklin County wind farm in Franklin County, Iowa that was placed in service in 2012. Sheboygan Falls was accredited with 282 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2015 through May 2016.

Transportation - Includes a short-line railway in Iowa with 114 miles of railroad track, 13 active locomotives and 72 rail-cars; a barge terminal on the Mississippi River; and a coal terminal in Williams, Iowa.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2015 consisted primarily of computer software, the corporate headquarters building located in Madison, Wisconsin, and a new customer billing and information system for IPL and WPL, which was placed in service in 2015.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL - None.

Other - Alliant Energy, IPL and WPL are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that final disposition of these actions will not have a material effect on their financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of the date of this filing):

Executive Officers of Alliant Energy

Patricia L. Kampling	56
Ms. Kampling has served as a director since January 2012, and as Chairman of the Board, President and CEO since April 2012. She previously served as President and Chief Operating Officer since February 2011 and as EVP and CFO from September 2010 to February 2011.

James H. Gallegos	55
Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015. He previously served as Senior VP and General Counsel since February 2014 and as VP and General Counsel from November 2010 to February 2014.

Thomas L. Hanson	62
Mr. Hanson has served as Senior VP and CFO since January 2013. He previously served as VP and CFO since May 2011, as VP-CFO and Treasurer from February 2011 to May 2011 and as VP-CAO and Treasurer from September 2010 to February 2011.

Douglas R. Kopp	62	Mr. Kopp has served as Senior VP since March 2014. He previously served as VP-Environmental Affairs since January 2013 and as Director-Environmental Affairs from January 2011 to January 2013.
John O. Larsen	52	Mr. Larsen has served as Senior VP since February 2014. He previously served as Senior VP-Generation since January 2010.
Wayne A. Reschke	60	Mr. Reschke has served as Senior VP since February 2016. He previously served as VP since February 2014 and as VP-Human Resources from September 2009 to February 2014.
Robert J. Durian	45	Mr. Durian has served as VP, CAO and Controller since July 2015. He previously served as Controller and CAO since February 2011 and as Controller from September 2010 to February 2011.

Executive Officers of IPL

Patricia L. Kampling	56	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
Douglas R. Kopp	62	Mr. Kopp has served as President since April 2014.
James H. Gallegos	55	Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015.
Thomas L. Hanson	62	Mr. Hanson has served as Senior VP and CFO since January 2013.
John O. Larsen	52	Mr. Larsen has served as Senior VP since February 2014.
Wayne A. Reschke	60	Mr. Reschke has served as Senior VP since February 2016.
Robert J. Durian	45	Mr. Durian has served as VP, CAO and Controller since July 2015.

Executive Officers of WPL

Patricia L. Kampling	56	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen	52	Mr. Larsen has served as President since December 2010.
James H. Gallegos	55	Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015.
Thomas L. Hanson	62	Mr. Hanson has served as Senior VP and CFO since January 2013.
Douglas R. Kopp	62	Mr. Kopp has served as Senior VP since March 2014.
Wayne A. Reschke	60	Mr. Reschke has served as Senior VP since February 2016.
Robert J. Durian	45	Mr. Durian has served as VP, CAO and Controller since July 2015.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2015			2014
Quarter	High	Low	Dividend	High	Low	Dividend
First	$70.80	$59.92	$0.55	$56.99	$50.00	$0.51
Second	64.14	57.06	0.55	60.88	55.47	0.51
Third	62.94	54.27	0.55	60.89	54.69	0.51
Fourth	64.25	56.14	0.55	69.78	55.38	0.51
Year	70.80	54.27	2.20	69.78	50.00	2.04

Stock closing price at December 31, 2015: $62.45

Shareowners - At December 31, 2015, there were 28,294 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2015, Alliant Energy announced an increase in its targeted 2016 annual common stock dividend to $2.35 per share, which is equivalent to a quarterly rate of $0.5875 per share, beginning with the February 2016 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2015 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	2,345	$58.95	—	N/A
November 1 to November 30	2,043	58.50	—	N/A
December 1 to December 31	58	61.74	—	N/A
	4,446	58.78	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

Other - Refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for details of securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2015 (a)	2014 (a)	2013 (a)	2012	2011
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,253.6	$3,350.3	$3,276.8	$3,094.5	$3,221.4
Income from continuing operations, net of tax	390.9	395.7	382.1	340.8	341.4
Loss from discontinued operations, net of tax	(2.5)	(2.4)	(5.9)	(5.1)	(19.5)
Net income	388.4	393.3	376.2	335.7	321.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	380.7	385.5	364.2	324.9	323.1
Loss from discontinued operations, net of tax	(2.5)	(2.4)	(5.9)	(5.1)	(19.5)
Net income	378.2	383.1	358.3	319.8	303.6
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.38	$3.48	$3.29	$2.93	$2.92
Loss from discontinued operations, net of tax	($0.02)	($0.02)	($0.06)	($0.04)	($0.18)
Net income	$3.36	$3.46	$3.23	$2.89	$2.74
Common shares outstanding at year-end (000s)	113,459	110,936	110,944	110,987	111,019
Dividends declared per common share	$2.20	$2.04	$1.88	$1.80	$1.70
Market value per share at year-end	$62.45	$66.42	$51.60	$43.91	$44.11
Book value per share at year-end	$32.82	$31.00	$29.58	$28.25	$27.14
Market capitalization at year-end	$7,085.5	$7,368.4	$5,724.7	$4,873.4	$4,897.0
Other Selected Financial Data:
Cash flows from operating activities	$871.2	$891.6	$731.0	$841.1	$702.7
Construction and acquisition expenditures	$1,034.3	$902.8	$798.3	$1,158.1	$673.4
Total assets at year-end (b)	$12,495.2	$12,063.5	$11,092.5	$10,766.0	$9,668.8
Long-term obligations, net (b)	$3,837.0	$3,768.7	$3,318.2	$3,122.0	$2,688.9
Times interest earned before income taxes (c)	3.47X	3.44X	3.52X	3.75X	3.59X
Capitalization ratios:
Common equity	47%	45%	46%	47%	50%
Preferred stock of subsidiaries	3%	3%	3%	3%	3%
Long- and short-term debt	50%	52%	51%	50%	47%
Total	100%	100%	100%	100%	100%

(a)	Refer to “Results of Operations” in MDA for discussion of the 2015, 2014 and 2013 results of operations.

(b)
In 2015, Alliant Energy adopted a new accounting standard related to the presentation of debt issuance costs on the balance sheet, which was applied retrospectively. As a result, “Total assets at year-end” and “Long-term obligations, net” were revised to conform to the new presentation. The impact to 2013, 2012 and 2011 was not material. Refer to Notes 1(p) and 1(q) for further details.

(c)	Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense.

IPL	2015 (a)	2014 (a)	2013 (a)	2012	2011
	(in millions)
Operating revenues	$1,774.5	$1,848.1	$1,818.8	$1,650.3	$1,740.1
Net income (b)	196.2	191.8	188.3	158.3	139.3
Earnings available for common stock (b)	186.0	181.6	172.0	145.7	124.3
Cash dividends declared on common stock	140.0	140.0	128.1	122.9	73.4
Cash flows from operating activities	385.0	406.1	232.6	291.0	366.9
Total assets (b)	6,709.1	6,450.2	5,793.9	5,446.8	5,084.1
Long-term obligations, net (b)	1,857.4	1,758.6	1,549.5	1,353.7	1,302.0

(a)	Refer to “Results of Operations” in MDA for a discussion of the 2015, 2014 and 2013 results of operations.

(b)
In 2015, IPL adopted a new accounting standard related to the presentation of debt issuance costs on the balance sheet, as well as applied a change in method of recording income taxes, which were applied retrospectively. As a result, “Net income,” “Earnings available for common stock,” “Total assets,” and “Long-term obligations, net” were revised to conform to the new presentation. The impact to 2013, 2012 and 2011 was not material. Refer to Notes 1(c), 1(p) and 1(q) for further details.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2015 (a)	2014 (a)	2013 (a)	2012	2011
	(in millions)
Operating revenues	$1,435.1	$1,449.1	$1,406.3	$1,392.0	$1,434.4
Net income (b)	177.6	181.1	179.1	172.7	163.5
Earnings available for common stock (b)	176.3	180.4	177.5	169.4	160.2
Cash dividends declared on common stock	126.9	118.7	116.3	112.0	112.1
Cash flows from operating activities	449.8	424.4	423.3	427.4	428.8
Total assets (b)	5,270.4	5,117.6	4,796.2	4,754.4	4,035.8
Long-term obligations, net (b)	1,624.2	1,658.3	1,423.2	1,426.3	1,182.3

(a)	Refer to “Results of Operations” in MDA for a discussion of the 2015, 2014 and 2013 results of operations.

(b)
In 2015, WPL adopted a new accounting standard related to the presentation of debt issuance costs on the balance sheet, as well as applied a change in method of recording income taxes, which were applied retrospectively. As a result, “Net income,” “Earnings available for common stock,” “Total assets,” and “Long-term obligations, net” were revised to conform to the new presentation. The impact to 2013, 2012 and 2011 was not material. Refer to Notes 1(c), 1(p) and 1(q) for further details.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

CONTENTS OF MDA

MDA consists of the following information:

•	Executive Summary

•	Results of Operations

•	Strategic Overview

•	Rate Matters

•	Environmental Matters

•	Legislative Matters

•	Liquidity and Capital Resources

•	Other Matters

•	Market Risk Sensitive Instruments and Positions

•	New Accounting Standards

•	Critical Accounting Policies and Estimates

•	Other Future Considerations

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin. At December 31, 2015, WPL and Resources, through their ownership interests in WPL Transco, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (Resources)
- Retail electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Wholesale electric service in MN, IL & IA (IPL)
- Wholesale electric service in WI (WPL)
- Corporate Services

Utilities and Corporate Services - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these EGUs, supplemented with purchased power, is used to provide electric service to approximately 950,000 electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 410,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utilities and Corporate Services business are sensitive to various external factors including, but not limited to, the amount and timing of rates approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Business and Parent - Resources manages various businesses including Non-regulated Generation (Sheboygan Falls and the Franklin County wind farm), Transportation (short-line railway and barge transportation services) and several other modest investments.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2015		2014
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities, ATC and Corporate Services	$374.5	$3.32	$371.4	$3.35
Non-regulated and Parent	6.2	0.06	14.1	0.13
Income from continuing operations	380.7	3.38	385.5	3.48
Loss from discontinued operations	(2.5)	(0.02)	(2.4)	(0.02)
Net income	$378.2	$3.36	$383.1	$3.46

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

Lower earnings from continuing operations in 2015 compared to 2014 was primarily due to higher electric transmission service expense at WPL; lower electric and gas sales attributed to milder temperatures in 2015; higher income tax, depreciation, interest and employee benefits-related expenses; losses on sales of IPL’s Minnesota electric and gas distribution assets in 2015; and lower earnings at Transportation. These items were partially offset by lower retail electric customer billing credits at IPL; lower energy efficiency cost recovery amortization at WPL; and capacity charges related to the IPL DAEC PPA in 2014.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during 2015, 2014 and 2013.

2015 Overview - In 2015, Alliant Energy, IPL and WPL focused on achieving financial objectives and executing their strategic plan, including providing competitive value and exceptional service for their customers and finding innovative ways to operate the business more efficiently and provide flexible energy resources. Key developments in 2015 include the following:

•
WPL’s Proposed Riverside Expansion - WPL filed a CPCN application with the PSCW for approval to construct the Riverside expansion, a natural gas-fired combined-cycle EGU in Beloit, Wisconsin. Capital expenditures, excluding AFUDC, are currently estimated to be approximately $700 million to construct the EGU and a pipeline to supply natural gas to the EGU. A decision from the PSCW on WPL’s application is currently expected by the second quarter of 2016. Refer to “Strategic Overview” for discussion of a settlement agreement WPL entered into with other Wisconsin utilities and certain electric cooperatives regarding its proposed Riverside expansion CPCN application.

•
Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In 2015, IPL completed the sales of its Minnesota electric and natural gas distribution assets and received proceeds of $140 million. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash amounts received from IPL’s sales of accounts receivable program.

•
MISO Transmission Owner Return on Equity Complaints - Complaints are currently pending with FERC regarding the level of return on equity that MISO transmission owners, including ITC and ATC, should be allowed to utilize in calculating the rates they charge their customers. Alliant Energy, IPL and WPL currently anticipate FERC’s decision on the MISO transmission owner complaints will reduce transmission owners’ current return on equity, which is expected to result in lower electric transmission service expense billed to IPL and WPL thereby reducing customer costs, and lower equity income and dividends from ATC in the future. In 2014, FERC issued an order on the complaints establishing an effective refund date of November 12, 2013. Alliant Energy and WPL have realized $15 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through December 31, 2015, including $12 million realized in 2015 and $3 million realized in 2014.

•
At-the-Market Offering Program - In 2015, Alliant Energy issued 2,186,617 shares of common stock through an at-the-market offering program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes.

•
Customer Billing and Information System - Corporate Services placed in service a new customer billing and information system for IPL and WPL in 2015, which houses all customer records, and processes metering, billing and payment transactions.

Future Developments - In 2016 and beyond, the following includes key items expected to impact Alliant Energy, IPL and WPL:

•
Protecting Americans from Tax Hikes Act - In December 2015, the PATH Act was enacted. The most significant provisions of the PATH Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain capital expenditures for property incurred through December 31, 2019 and placed in service prior to December 31, 2020, as well as incentives for individuals and businesses to construct renewable generation. Refer to “Rate Matters” for further discussion.

•
Clean Power Plan - In 2015, the EPA published final standards under Section 111(d) of the CAA, which establish guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fueled EGUs. In February 2016, the Supreme Court issued a stay of these final standards until pending legal challenges are resolved, which places implementation of these final standards on hold indefinitely. In 2015, the EPA also published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Refer to “Environmental Matters” for further discussion.

•
Planned Utility Rate Cases - WPL currently expects to make a retail electric and gas base rate filing for the 2017/2018 Test Period in the second quarter of 2016. WPL currently expects to make a retail fuel-related rate filing (2017 Test Year) in the second quarter of 2016. IPL currently expects to make separate retail electric and gas rate filings in the first half of 2017 based on a 2016 historical Test Year. Refer to “Rate Matters” for further discussion.

2016 Forecast - In 2016, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue approximately $25 million of common stock in 2016 through its Shareowner Direct Plan. IPL and WPL currently expect to receive capital contributions of approximately $165 million and $25 million, respectively, from their parent company, Alliant Energy, in 2016. IPL currently expects to issue up to $300 million of long-term debt in 2016. The Alliant Energy parent company and Resources currently expect to issue up to approximately $400 million of long-term debt in aggregate, primarily to refinance Alliant Energy’s $250 million and Franklin County Holdings LLC’s $60 million variable-rate term loan credit agreements expiring in 2016.

•
Common Stock Dividends - Alliant Energy announced an increase in its targeted 2016 annual common stock dividend to $2.35 per share, which is equivalent to a quarterly rate of $0.5875 per share, beginning with the February 2016 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors. In addition, IPL and WPL currently expect to pay common stock dividends of approximately $150 million and $135 million, respectively, to their parent company in 2016.

•
Utility Electric Margins - Alliant Energy, IPL and WPL are currently expecting a modest increase in temperature-normalized retail electric sales in 2016 compared to 2015. IPL currently expects to reduce the amount of billing credits on its Iowa retail electric customers’ bills in 2016 compared to 2015 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

•
Electric Transmission Service Expense - Alliant Energy currently expects an increase in future electric transmission service expense in 2016 compared to 2015 due to higher Attachment “O” rates charged by ITC and ATC, as well as higher MISO transmission charges billed to IPL and WPL due to the number of shared transmission projects expected to be completed in the MISO region.

•
Other Operation and Maintenance Expenses - Alliant Energy and WPL currently expect decreases in energy efficiency cost recovery amortizations at WPL in 2016 compared to 2015 as approved by the PSCW in a July 2014 order. Partially offsetting this expected decrease, Alliant Energy, IPL and WPL currently expect an increase in retirement plan costs in 2016 compared to 2015, resulting from lower than expected returns on retirement plan assets in 2015.

•
Depreciation and Amortization Expenses - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2016 compared to 2015 due to property additions, including various environmental controls projects at IPL and WPL placed in service in 2015 and expected to be placed in service in 2016.

•	Interest Expense - Alliant Energy currently expects its interest expense to increase in 2016 compared to 2015 due to financings in 2015 and 2016 discussed above.

•	AFUDC - Alliant Energy currently expects AFUDC to increase in 2016 compared to 2015 primarily due to increased CWIP balances related to Marshalltown.

RESULTS OF OPERATIONS

Overview
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s 2015 and 2014 earnings and the various components of its business.

IPL - Earnings available for common stock increased $4 million in 2015 and $10 million in 2014. The 2015 increase was the result of lower retail electric customer billing credits and lower purchased electric capacity expense related to the previous DAEC PPA. These items were substantially offset by lower retail electric and gas sales due to changes in temperatures in IPL’s service territory, losses recorded in 2015 related to IPL’s sales of its Minnesota electric and natural gas distribution assets, higher depreciation expense and lower income tax benefits.

WPL - Earnings available for common stock decreased $4 million in 2015 and increased $3 million in 2014. The 2015 decrease was the result of higher electric transmission service expense and lower retail electric and gas sales due to changes in temperatures in WPL’s service territory. These items were partially offset by lower energy efficiency cost recovery amortizations and changes in electric fuel-related costs, net of recoveries in 2015 compared to 2014.

Additional details of Alliant Energy’s, IPL’s and WPL’s 2015, 2014 and 2013 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses. Electric margins and MWh sales were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential (c)	$983.0	$994.5	(1%)	$1,009.1	(1%)	7,271	7,697	(6%)	7,824	(2%)
Commercial (c)	667.8	658.0	1%	649.4	1%	6,374	6,449	(1%)	6,432	—%
Industrial (c)	823.3	799.0	3%	765.4	4%	11,735	11,821	(1%)	11,471	3%
Retail subtotal (c)	2,474.1	2,451.5	1%	2,423.9	1%	25,380	25,967	(2%)	25,727	1%
Sales for resale:
Wholesale (c)	221.0	206.6	7%	195.4	6%	3,614	3,586	1%	3,564	1%
Bulk power and other	28.5	2.9	883%	17.7	(84%)	1,228	335	267%	763	(56%)
Other	46.9	52.6	(11%)	52.0	1%	129	155	(17%)	152	2%
Total revenues/sales	2,770.5	2,713.6	2%	2,689.0	1%	30,351	30,043	1%	30,206	(1%)
Electric production fuel expense	463.6	443.9	4%	431.0	3%
Energy purchases expense	372.3	408.2	(9%)	294.0	39%
Purchased electric capacity expense	1.8	25.1	(93%)	216.8	(88%)
Margins (d)	$1,932.8	$1,836.4	5%	$1,747.2	5%

IPL	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential (c)	$540.3	$556.4	(3%)	$574.3	(3%)	3,843	4,164	(8%)	4,272	(3%)
Commercial (c)	416.3	410.2	1%	409.6	—%	4,059	4,099	(1%)	4,118	—%
Industrial (c)	453.6	458.5	(1%)	442.9	4%	6,922	7,132	(3%)	6,973	2%
Retail subtotal (c)	1,410.2	1,425.1	(1%)	1,426.8	—%	14,824	15,395	(4%)	15,363	—%
Sales for resale:
Wholesale (c)	56.4	32.2	75%	30.0	7%	845	485	74%	419	16%
Bulk power and other	5.1	2.1	143%	2.0	5%	178	59	202%	98	(40%)
Other	32.1	33.9	(5%)	33.0	3%	67	81	(17%)	80	1%
Total revenues/sales	1,503.8	1,493.3	1%	1,491.8	—%	15,914	16,020	(1%)	15,960	—%
Electric production fuel expense	194.5	231.5	(16%)	193.9	19%
Energy purchases expense	233.6	240.8	(3%)	188.2	28%
Purchased electric capacity expense	0.3	25.0	(99%)	155.2	(84%)
Margins (d)	$1,075.4	$996.0	8%	$954.5	4%

WPL	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential	$442.7	$438.1	1%	$434.8	1%	3,428	3,533	(3%)	3,552	(1%)
Commercial	251.5	247.8	1%	239.8	3%	2,315	2,350	(1%)	2,314	2%
Industrial	369.7	340.5	9%	322.5	6%	4,813	4,689	3%	4,498	4%
Retail subtotal	1,063.9	1,026.4	4%	997.1	3%	10,556	10,572	—%	10,364	2%
Sales for resale:
Wholesale	164.6	174.4	(6%)	165.4	5%	2,769	3,101	(11%)	3,145	(1%)
Bulk power and other	23.4	0.8	2,825%	15.7	(95%)	1,050	276	280%	665	(58%)
Other	14.8	18.7	(21%)	19.0	(2%)	62	74	(16%)	72	3%
Total revenues/sales	1,266.7	1,220.3	4%	1,197.2	2%	14,437	14,023	3%	14,246	(2%)
Electric production fuel expense	269.1	212.4	27%	237.1	(10%)
Energy purchases expense	138.7	167.4	(17%)	105.8	58%
Purchased electric capacity expense	1.5	0.1	1,400%	61.6	(100%)
Margins	$857.4	$840.4	2%	$792.7	6%

(a)	Reflects the % change from 2014 to 2015. (b) Reflects the % change from 2013 to 2014.

(c)
In July 2015, IPL sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. Prior to the asset sale, the related electric sales are included in residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(d)
Includes $72 million, $85 million and $79 million of credits on IPL’s Iowa retail electric customers’ bills for 2015, 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2015, 2014 and 2013.

Variances - Variances between periods in electric margins were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Lower retail electric customer billing credits in 2015 at IPL (a)	$48	$48	$—
Purchased electric capacity expense at IPL in 2014 related to the previous DAEC PPA, which ended in February 2014	25	25	—
Higher revenues at IPL in 2015 due to lower credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	13	13	—
Changes in electric fuel-related costs, net of recoveries at WPL	11	—	11
Higher revenues at WPL from the impact of increased sales volumes approved in its retail electric base rate case for 2015 (b)	9	—	9
Estimated changes in sales caused by temperatures	(19)	(10)	(9)
Other (c)	9	3	6
	$96	$79	$17

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Lower purchased electric capacity expense at IPL related to the previous DAEC PPA, which ended in February 2014	$129	$129	$—
Purchased electric capacity expense at WPL in 2013 related to the Kewaunee PPA, which ended in December 2013	61	—	61
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (d)	18	18	—
Retail electric customer billing credits at IPL (a)	(72)	(72)	—
Estimated changes in sales caused by temperatures	(17)	(13)	(4)
Lower wholesale margins (e)	(11)	(4)	(7)
Changes in electric fuel-related costs, net of recoveries at WPL	(9)	—	(9)
Changes in revenue requirement adjustment related to certain tax benefits from tax accounting method changes at IPL (Refer to Note 2 for further details)	(9)	(9)	—
Lower revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	(6)	(6)	—
Other (c)	5	(1)	7
	$89	$42	$48

(a)	Refer to Note 2 for further discussion of billing credits that began in 2014 related to the approved settlement agreement for IPL’s Iowa retail electric rates.

(b)
The PSCW order received for WPL’s retail fuel-related rate filing (2015 Test Year) contained an increase in retail electric fuel-related revenues in 2015. A portion of the approved increase was attributable to the impact of increased sales volumes approved in WPL’s retail electric base rate case for 2015 resulting in higher electric margin in 2015.

(c)	Includes increases in temperature-normalized retail sales volumes at WPL in 2015 and 2014. Refer to “Sales Trends” below for more information.

(d)	Higher transmission rider revenues were offset by higher electric transmission service expense.

(e)	Primarily due to lower nuclear capacity costs in 2014, which are included in the rates charged to wholesale customers.

Temperatures - Electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by residential, commercial and wholesale customers. Electric sales are also impacted to a certain extent in the winter months due to heating requirement usage. HDD data is used to measure the variability of temperatures during winter months and is correlated with both electric and gas sales demand. CDD data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD. HDD and CDD in Alliant Energy’s service territories were as follows:

	Actual
	2015	2014	2013	Normal
HDD:
Cedar Rapids, Iowa (IPL)	6,300	7,657	7,232	6,756
Madison, Wisconsin (WPL)	6,667	7,884	7,627	7,046
CDD:
Cedar Rapids, Iowa (IPL)	732	670	884	769
Madison, Wisconsin (WPL)	665	620	709	663

Estimated increases (decreases) to electric margins from the impacts of temperatures were as follows (in millions):

	2015	2014	2013
IPL	($7)	$3	$16
WPL	(4)	5	9
Total Alliant Energy	($11)	$8	$25

Sales Trends - Alliant Energy’s retail sales volumes decreased 2% in 2015 and increased 1% in 2014. The 2015 decrease was primarily due to the impact of temperatures on residential and commercial sales resulting in lower heating demand in 2015 compared to 2014 and decreased retail sales related to IPL’s sale of its Minnesota electric distribution assets in 2015. IPL’s industrial sales volumes decreased 3% in 2015 primarily due to lower usage by industrial customers that have their own generation. WPL’s industrial sales volumes increased 3% in 2015 primarily due to production expansion at one of its industrial customers.

The 2014 increase was primarily due to an increase in industrial sales at IPL and WPL due to production expansion at several customers and higher IPL co-generation customer requirements, and modest customer growth in WPL’s service territory in 2014. These increases were partially offset by the impact temperatures had on electric sales in 2014.

Alliant Energy’s wholesale sales volumes increased 1% in 2015 and 1% in 2014. The 2015 increase was primarily due to additional sales from IPL’s new wholesale power supply agreement with Southern Minnesota Energy Cooperative. This increase was substantially offset by decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market. The 2014 increase was primarily due to increases in sales to one of IPL’s full-requirement wholesale customers due to production expansion partially offset by the impact of changes in sales to WPL’s partial-requirement wholesale customers.

Alliant Energy’s bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense.

Due to IPL’s cost recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues, and therefore, did not have a significant impact on Alliant Energy’s and IPL’s electric margins. WPL’s cost recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on electric margins.

WPL’s cost recovery mechanism for retail fuel-related costs provides deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related costs determined by the PSCW each year. The difference between revenue collected and actual fuel-related costs incurred within the bandwidth increases or decreases electric margins. WPL estimates the increase (decrease) to electric margins from amounts within the bandwidth were approximately $6 million, ($5) million and $4 million in 2015, 2014, and 2013, respectively. Refer to Note 2 for discussion of deferred fuel-related costs incurred in 2015 and 2014.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of risks associated with increased fuel-related expenses on WPL’s electric margins. Refer to “Rate Matters” and Note 1(g) for additional information relating to recovery mechanisms for fuel-related expenses.

2015 vs. 2014 Summary - Alliant Energy’s electric production fuel expense increased $20 million in 2015 primarily due to deferrals recorded in 2015 and 2014 for fuel-related costs that were outside the approved bandwidth at WPL. These items were partially offset by lower dispatch of IPL’s coal-fired EGUs during 2015 and changes in the under-/over-collection of fuel-related costs at IPL.

Alliant Energy’s energy purchases expense decreased $36 million in 2015 primarily due to lower prices for electricity purchased by IPL and WPL from MISO wholesale energy markets and decreased volumes purchased. The decreased volumes purchased were due to lower electric sales.

2014 vs. 2013 Summary - Alliant Energy’s electric production fuel expense increased $13 million in 2014 primarily due to the unseasonably cold weather conditions in Alliant Energy’s service territory in the first quarter of 2014, which resulted in higher commodity prices and increased customer demand in the first quarter of 2014. This contributed to higher MISO dispatch of IPL’s and WPL’s EGUs in the first quarter of 2014. The increase in 2014 was also due to changes in the under-/over-collection of fuel-related costs at IPL. These items were partially offset by deferred fuel-related costs incurred that fell outside the approved bandwidth for 2014 at WPL, as well as lower dispatch at WPL’s coal-fired EGUs during the third quarter of 2014, which included impacts of lower than planned coal deliveries.

Alliant Energy’s energy purchases expense increased $114 million in 2014 primarily due to increased prices for electricity, partially resulting from IPL’s new DAEC PPA and the expiration of WPL’s Kewaunee PPA, and increased volumes partially due to lower dispatch of WPL’s coal-fired EGUs during the third quarter of 2014. The increase was also due to extremely cold temperatures in the first quarter of 2014 contributing to higher prices for electricity purchased by IPL and WPL from MISO wholesale energy markets for 2014.

Purchased Electric Capacity Expense - PPAs help meet customer demand. Certain of these PPAs included minimum payments for IPL’s and WPL’s rights to electric generating capacity. The previous DAEC PPA expired in February 2014 and the Kewaunee PPA expired in December 2013. Details of purchased electric capacity expense included in the utility electric margins tables above were as follows (in millions):

	2015	2014	2013
DAEC PPA (IPL)	$—	$25	$154
Kewaunee PPA (WPL)	—	—	61
Other	2	—	2
	$2	$25	$217

Refer to “Rate Matters” for discussion of the IUB’s approval of IPL’s retail electric rate settlement agreement in 2014, which includes a retail electric base rate freeze and retail electric customer billing credits at IPL through the end of 2016. Refer to Note 2 for discussion of WPL’s retail fuel-related rate increases effective January 1, 2015 and 2016, WPL retail rate cases including a retail electric base rate freeze at WPL through the end of 2016, IPL’s electric tax benefit rider, and IPL’s revenue requirement adjustment. Refer to “Other Future Considerations” for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential	$215.1	$287.5	(25%)	$262.5	10%	26,672	31,718	(16%)	29,916	6%
Commercial	120.5	172.8	(30%)	150.3	15%	18,966	23,301	(19%)	21,892	6%
Industrial	14.3	23.4	(39%)	21.1	11%	2,997	3,710	(19%)	3,803	(2%)
Retail subtotal	349.9	483.7	(28%)	433.9	11%	48,635	58,729	(17%)	55,611	6%
Transportation/other	31.3	33.8	(7%)	30.9	9%	74,162	64,717	15%	60,261	7%
Total revenues/sales	381.2	517.5	(26%)	464.8	11%	122,797	123,446	(1%)	115,872	7%
Cost of gas sold	219.1	327.8	(33%)	276.7	18%
Margins (c)	$162.1	$189.7	(15%)	$188.1	1%

IPL	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential	$120.0	$162.5	(26%)	$152.8	6%	14,472	17,839	(19%)	16,975	5%
Commercial	67.9	96.1	(29%)	85.7	12%	10,166	12,641	(20%)	12,051	5%
Industrial	10.5	17.4	(40%)	16.1	8%	2,239	2,804	(20%)	2,931	(4%)
Retail subtotal	198.4	276.0	(28%)	254.6	8%	26,877	33,284	(19%)	31,957	4%
Transportation/other	18.9	20.5	(8%)	19.3	6%	34,129	31,377	9%	32,019	(2%)
Total revenues/sales	217.3	296.5	(27%)	273.9	8%	61,006	64,661	(6%)	63,976	1%
Cost of gas sold	123.3	185.5	(34%)	160.3	16%
Margins (c)	$94.0	$111.0	(15%)	$113.6	(2%)

WPL	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2015	2014	(a)	2013	(b)	2015	2014	(a)	2013	(b)
Residential	$95.1	$125.0	(24%)	$109.7	14%	12,200	13,879	(12%)	12,941	7%
Commercial	52.6	76.7	(31%)	64.6	19%	8,800	10,660	(17%)	9,841	8%
Industrial	3.8	6.0	(37%)	5.0	20%	758	906	(16%)	872	4%
Retail subtotal	151.5	207.7	(27%)	179.3	16%	21,758	25,445	(14%)	23,654	8%
Transportation/other	12.4	13.3	(7%)	11.6	15%	40,033	33,340	20%	28,242	18%
Total revenues/sales	163.9	221.0	(26%)	190.9	16%	61,791	58,785	5%	51,896	13%
Cost of gas sold	95.8	142.3	(33%)	116.4	22%
Margins	$68.1	$78.7	(13%)	$74.5	6%

(a)	Reflects the % change from 2014 to 2015. (b) Reflects the % change from 2013 to 2014.

(c)
Includes $12 million, $12 million and $11 million of credits on IPL’s Iowa retail gas customers’ bills for 2015, 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2015, 2014 and 2013.

Variances - Variances between periods in gas margins were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Estimated decrease from changes in sales caused by temperatures	($14)	($7)	($7)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(9)	(9)	—
Lower revenues at WPL due to the impact of changes in retail gas base rates effective January 2015	(4)	—	(4)
Other	(1)	(1)	—
	($28)	($17)	($11)

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Estimated increase from changes in sales caused by temperatures	$4	$2	$2
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(4)	(4)	—
Other	2	(1)	2
	$2	($3)	$4

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $109 million in 2015 and increased $51 million in 2014. The decrease in 2015 was primarily due to lower retail gas volumes at IPL and WPL caused by temperatures discussed below and lower natural gas prices. The increase in 2014 was primarily due to higher retail gas volumes caused by temperatures discussed below. Refer to Note 1(g) for additional information relating to natural gas cost recoveries.

Temperatures - Gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. Refer to “Utility Electric Margins” for HDD data details.

Estimated increases (decreases) to gas margins from the impacts of temperatures were as follows (in millions):

	2015	2014	2013
IPL	($2)	$5	$3
WPL	(2)	5	3
Total Alliant Energy	($4)	$10	$6

Refer to Note 2 for discussion of IPL’s gas tax benefit rider and retail gas base rate decreases for WPL’s customers effective January 2015.

Utility Other Revenues - Variances between periods in utility other revenues were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Lower margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	($5)	($5)	$—
Other	(3)	—	(3)
	($8)	($5)	($3)

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Lower coal sales at WPL (b)	($7)	$—	($7)
Higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	4	4	—
Other	(2)	1	(3)
	($5)	$5	($10)

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

(b)	Changes in utility other revenues related to coal sales were largely offset by changes in utility other operation and maintenance expenses related to coal sales.

Non-regulated Revenues - In 2015, Alliant Energy’s non-regulated revenues decreased $9 million, primarily due to decreased revenues at Transportation resulting from decreased demand for freight, barge and transfer services.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$18	$6	$12
Escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 at WPL (Refer to Note 2 for further details)	21	—	21
Other	(1)	(1)	—
	$38	$5	$33

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$38	$33	$5
Changes in the under-/over-collection of electric transmission service expense through the transmission cost rider at IPL (b)	(11)	(11)	—
Other	2	—	2
	$29	$22	$7

(a)	Primarily due to increased electric transmission service rates.

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

Refer to Notes 1(g) and 2 for additional information relating to recovery of electric transmission service expenses.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($38)	$—	($38)
Lower generation expense (b)	(13)	(2)	(11)
Changes in energy efficiency expense at IPL (c)	(5)	(5)	—
Losses on sales of IPL’s Minnesota distribution assets recorded in 2015 (Refer to Note 3 for further details)	14	14	—
Higher employee benefits-related expense (d)	14	7	7
Voluntary employee separation charges recorded in 2015 (Refer to Note 12(a) for further details)	8	5	3
Other (includes lower costs due to cost controls and operational efficiencies)	(16)	(10)	(3)
	($36)	$9	($42)

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$20	$—	$20
Regulatory-related credit at IPL recorded in 2013 (e)	7	7	—
Higher generation expense (b)	7	4	3
Higher customer service expense (f)	6	4	2
Lower employee benefits-related expense (g)	(8)	(5)	(3)
Lower expense related to coal sales at WPL (h)	(7)	—	(7)
Other (includes increases in other administrative and general and distribution system expenses)	4	9	4
	$29	$19	$19

(a)
The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015. The July 2012 PSCW order for WPL’s 2013/2014 Test Period electric and gas base rate case authorized changes in energy efficiency cost recovery amortizations for 2013 and 2014. Regulatory amortizations at WPL related to energy efficiency costs were $4 million, $42 million and $22 million in 2015, 2014 and 2013, respectively.

(b)	Primarily due to the timing and extent of maintenance projects at IPL’s and WPL’s EGUs.

(c)	Changes in IPL’s energy efficiency expense were offset by changes in electric and gas energy efficiency revenues.

(d)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs were largely due to decreases in discount rates and a change to life expectancy assumptions in 2014.

(e)
In 2013, IPL received an order from the MPUC approving full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind farm construction costs effective January 1, 2013. As a result, Alliant Energy and IPL reversed a prior reserve and recognized a $7 million regulatory-related credit in 2013.

(f)	Primarily due to increased customer billing and customer assistance-related expenses.

(g)
Primarily due to a decrease in retirement plan costs, partially offset by an increase in other employee benefits-related costs and the reversal of a previously recorded reserve related to the Cash Balance Plan in 2013.

(h)	Changes in expense related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher depreciation expense for IPL’s Ottumwa Unit 1 scrubber and baghouse placed in service in 2014	$5	$5	$—
Other (includes the impact of other property additions)	8	5	3
	$13	$10	$3

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Higher depreciation expense for WPL’s Columbia Units 1 and 2 scrubbers and baghouses placed in service in 2014	$4	$—	$4
Other (includes the impact of other property additions)	13	6	5
	$17	$6	$9

Interest Expense - Variances between periods in interest expense were as follows (in millions):

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher interest expense from the issuance of WPL’s $250 million, 4.1% debentures in October 2014	$8	$—	$8
Higher interest expense from the issuance of IPL’s $250 million, 3.25% senior debentures in November 2014	8	8	—
Lower interest expense from the retirement of Alliant Energy’s $250 million, 4% senior notes in October 2014	(8)	—	—
Other	(1)	(1)	(2)
	$7	$7	$6

2014 vs. 2013 Summary:	Alliant Energy	IPL	WPL
Higher interest expense from the issuance of IPL’s $250 million, 4.7% senior debentures in October 2013	$9	$9	$—
Other	(1)	—	1
	$8	$9	$1

Refer to Note 9 for additional details of debt.

Equity Income from Unconsolidated Investments, Net - In 2015, Alliant Energy’s and WPL’s equity income from unconsolidated investments decreased $7 million and $8 million, respectively, primarily due to reserves for rate refunds recorded in 2015 at ATC. Refer to “Other Future Considerations” for discussion of complaints pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers.

AFUDC - Refer to Note 3 for details of AFUDC recognized in 2015, 2014 and 2013.

Income Taxes - Refer to Note 11 for details of effective income tax rates for continuing operations.

Loss from Discontinued Operations, Net of Tax - Refer to Note 19 for discussion of discontinued operations.

Preferred Dividend Requirements of Subsidiaries - In 2014, Alliant Energy’s and IPL’s preferred dividend requirements of subsidiaries decreased $8 million and $6 million, respectively, primarily due to IPL recording charges of $5 million in 2013 related to the redemption of preferred stock. Refer to Note 8 for additional discussion of IPL’s preferred stock transactions.

STRATEGIC OVERVIEW

Strategic Plan - The strategic plan focuses on the core business of delivering regulated electric and natural gas service in IPL’s Iowa and WPL’s Wisconsin service territories. The strategic plan is built upon three key elements: competitive value, exceptional service, and responsible resources.

Competitive Value - Aggressively managing costs and serving as a resource for customers seeking energy solutions are key elements to providing competitive value for customers. Given public policy changes may result in increases to future energy costs, the strategic plan is focused on controlling costs to provide competitive and reliable rates to IPL’s and WPL’s customers. For example, IPL and WPL have retail electric base rate freezes in Iowa and Wisconsin, respectively, through 2016. IPL also has electric and gas tax benefit riders, which utilize tax benefits from income tax strategies to provide credits on Iowa retail customers’ bills to help lower customers’ costs. Refer to Note 2 for additional discussion of the retail electric base rate freezes, and Note 11 and “Rate Matters” for further discussion of the tax benefit riders.

Exceptional Service - The strategic plan also focuses resources on utilizing expertise and creative problem solving to enhance the customer experience and ensure reliable service for customers. For example, Corporate Services placed in service a new customer billing and information system in 2015. The new customer billing and information system provides customers with enhanced payment and billing options, new self-service features, increased access to information and expanded options for communication. Investments to maintain strong reliability are expected to be targeted at electric and gas distribution system improvements, including replacing, modernizing and upgrading aging infrastructure. System performance is monitored and necessary steps are taken to continually improve the safety and reliability of service for customers. Providing exceptional customer service, including emergency and outage response, is part of the mission and commitment to customers.

Responsible Resources - Another key element of the strategic plan is focused on finding innovative ways to operate the business more efficiently and provide flexible energy resources that benefit customers. A diversified fuel mix for EGUs is important to meeting the energy needs of customers and also recognizes the importance of using resources in efficient and environmentally responsible ways for the benefit of future generations. The current strategic plan includes the following portfolio of energy resources:

•	Natural gas - purchasing, constructing and/or converting to natural gas-fired EGUs.

•	Renewables - operating wind farms and hydroelectric generators, as well as evaluating the development of future wind sites and solar projects.

•
Coal - implementing environmental controls and generation performance and reliability improvements at newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs.

•
PPAs - purchasing electricity to meet a portion of customers’ demand for electricity, including wind and solar power PPAs and a nuclear generation PPA related to DAEC for a term of February 2014 through December 2025.

Increasing levels of energy produced by natural gas-fired EGUs, wind farms and other renewable energy resources, and installing environmental controls at the more efficient coal-fired EGUs, result in significant environmental benefits. As a result of these efforts, SO2 and NOx emissions are currently expected to be reduced by approximately 90% and 80%, respectively, from 2005 levels by 2025. Mercury emissions are currently expected to be reduced by approximately 90% from 2009 levels by 2025. CO2 emissions have been reduced by approximately 15% from 2005 levels.

Additional generation portfolio details, as well as discussion of investments in environmental controls and performance and reliability upgrades, are included in “Generation Plans” below.

Energy efficiency is also an important part of the strategic plan and provides customers with the opportunity to reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. IPL currently expects to spend approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018. In addition, WPL contributes 1.2% of its annual utility revenues to Wisconsin’s Focus on Energy program. Refer to “Energy Efficiency Programs” below for further discussion of energy efficiency programs.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows but not significant users of capital.

Electric and Gas Distribution Systems - An important aspect of the strategic plan focuses resources on providing reliable electric and natural gas service to IPL’s and WPL’s customers. Investments are expected to be targeted at replacing, modernizing and upgrading aging infrastructure in the electric and gas distribution systems. These investments are designed to make the electric distribution system more resilient, robust and reliable to be able to meet customers’ changing and growing needs. Additionally, the Pipeline and Hazardous Materials Safety Administration is expected to expand and/or strengthen regulations related to gas transmission and distribution systems in the future. These regulations are expected to result in more inspections and investments to replace certain portions of IPL’s gas transmission and distribution systems and WPL’s gas distribution systems. These investments are expected to ensure the gas transmission and distribution systems are appropriately maintained and operated safely. Additional investments are expected to be made to extend various gas transmission and distribution systems in IPL’s and WPL’s service territories to serve new customer demand. Estimated capital expenditures for these expected and current projects for 2016 through 2019 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

IPL’s Proposed Clinton Natural Gas Pipeline - In September 2015, IPL filed a petition with the IUB for a pipeline permit to construct, maintain, and operate a natural gas pipeline in Scott and Clinton Counties in Iowa, referred to as the Clinton pipeline. IPL currently expects to receive the IUB’s decision on its petition in the second quarter of 2016. Subject to such approval, construction is expected to be completed by the first quarter of 2017. Capital expenditures to construct the pipeline, excluding AFUDC, are currently estimated to be approximately $60 million to $70 million.

Generation Plans - Generation plans are reviewed and updated as deemed necessary and in accordance with regulatory requirements. Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that could influence those evaluations. Environmental compliance plans have also been developed to ensure cost effective compliance with current and proposed environmental laws and regulations impacting existing EGUs. Environmental compliance plans are reviewed and updated to address various external factors, as deemed necessary and in accordance with regulatory requirements. Some of the external factors impacting these plans include regulatory policies and decisions; changes in long-term projections of customer demand; availability and cost effectiveness of different generation and emission reduction technologies; developments related to environmental regulations; settlements reached with environmental agencies and citizens groups; forward market prices for fossil fuels, electricity and emission allowances; market conditions for obtaining financing; developments related to federal and state RPS; environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources; and federal and state tax incentives. Refer to “Environmental Matters” for details of current and proposed environmental regulations and requirements.

Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - In 2013, the IUB issued an order approving a siting certificate and establishing rate-making principles for IPL’s construction of an approximate 650 MW natural gas-fired combined-cycle EGU in Marshalltown, Iowa, referred to as Marshalltown. In 2013, IPL accepted the IUB’s rate-making principles, which include the following:

•
A cost cap of $920 million, including costs to construct Marshalltown, a pipeline to supply natural gas to Marshalltown and transmission network upgrades to transmit electricity from Marshalltown, as well as AFUDC. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	An 11% return on common equity for the 35-year depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to the construction of Marshalltown.

•	The application of double leverage is deferred until IPL’s next retail electric base rate case or other proceeding.

In 2013, the IUB approved the construction of a pipeline for the transportation of natural gas to Marshalltown. After receiving the final necessary regulatory approvals and permits in the second quarter of 2014, IPL began constructing Marshalltown. IPL currently expects to place Marshalltown in service by the second quarter of 2017.

ITC has begun constructing the majority of the required transmission network upgrades for Marshalltown and has elected to pursue an option under the terms of MISO’s Attachment “X” tariff to self-fund these transmission network upgrades. As a result, ITC will incur the capital expenditures to construct the transmission network upgrades and include a direct charge for such transmission network upgrade costs as part of its electric transmission service costs billed to IPL as the owner of Marshalltown. Refer to Note 3 for further discussion of Marshalltown.

WPL’s Proposed Construction of the Riverside Expansion - In April 2015, WPL filed a CPCN application with the PSCW for approval to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. Construction proposals received to date indicate the Riverside expansion is expected to generate up to 700 MW of electricity. Capital expenditures are currently estimated to be approximately $700 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC.

WPL recently entered into agreements with neighboring utilities and electric cooperatives that, if the proposed Riverside expansion is approved, would provide each of the neighboring utilities and electric cooperatives options to purchase a partial ownership interest in the Riverside expansion. The purchase price for such options is based on the ownership interest acquired and the net book value of the Riverside expansion on the date of the purchase. The exercise of each option is subject to PSCW approval, and the timing and ownership amounts of the options are as follows:

Counterparty	Option Amount	Option Timing
Wisconsin Public Service Corporation (WPSC)	up to 200 MW	2020-2024 (a)
Madison Gas and Electric Company (MGE)	up to 50 MW	2020-2025 (a)
Electric cooperatives	up to 55 MW	By September 2016

(a)	Assumes an in-service date in early 2020.

WPSC and MGE Options - Starting on the date the proposed Riverside expansion is placed in service, WPSC’s options would allow it to acquire up to 200 MW of the EGU over four years, with no more than 100 MW available to be acquired in the first two years. Similarly, MGE could acquire up to 50 MW over five years, with no more than 25 MW available to be acquired in the first two years. If WPSC exercises its options, and subject to approval by the PSCW, WPL may exercise reciprocal options to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company (Wisconsin Electric), places in service within 10 years of the date the proposed Riverside expansion is placed in service.

The agreements with WPSC and MGE also provide that the parties negotiate amendments to the Columbia joint operating agreement that provide WPSC and MGE options to forgo certain capital expenditures at Columbia, which upon exercise would require WPL to incur such capital expenditures in exchange for a proportional increase in its ownership share of Columbia. These options for WPSC and MGE expire when the proposed Riverside expansion is placed in service and exclude capital expenditures related to the Columbia Unit 2 SCR currently being constructed.

In addition to the provisions described above, the settlement agreement WPL entered into with Wisconsin Electric and WPSC includes the following:

•
Riverside Expansion Market Participation Date - WPL agreed that the proposed Riverside expansion would not enter the MISO capacity market prior to the date set by MISO for qualifying generation as a capacity asset for the MISO planning year beginning June 1, 2020.

•
Riverside Expansion Interconnection Study - WPL agreed to file a request with MISO on behalf of itself, Wisconsin Electric and WPSC to complete a non-binding study to assess an interconnection option of the proposed Riverside expansion to ATC’s transmission system. WPL and the parties filed such request with MISO in January 2016.

•	WPL and Wisconsin Electric PPA - WPL and Wisconsin Electric agreed to enter into a PPA whereby WPL would purchase specified levels of energy and capacity from Wisconsin Electric through 2019.

•
Renewable Generation Joint Development Agreement - WPL, Wisconsin Electric and WPSC agreed to negotiate a separate joint development agreement for the purpose of cooperatively developing any renewable resources greater than 50 MW in Wisconsin for the benefit of their respective customers. The terms of such agreement would be 10 years beginning on a date no later than June 1, 2016. The utility that originates such renewable resource would hold a majority ownership and operational control of the renewable resource. The other two utilities would have the right to acquire a minority interest in the other utility’s renewable resource.

Electric Cooperatives’ Options - WPL recently executed term sheets with various electric cooperatives, which currently have wholesale power supply agreements with WPL. The term sheets provide the electric cooperatives an option to purchase a partial ownership interest in the proposed Riverside expansion while the EGU is being constructed. The options would allow the electric cooperatives to acquire an aggregate maximum amount up to 55 MW, with each cooperative required to make elections regarding such options by September 2016. If the options are exercised, the current wholesale power supply agreements with the electric cooperatives would be extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

A decision from the PSCW on WPL’s CPCN application is currently expected by the second quarter of 2016. The Riverside expansion is also subject to the receipt of various approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system. Subject to such approvals, construction is currently expected to begin by early 2017 and be completed by early 2020. The Riverside expansion would replace energy and capacity being eliminated with the 2015 retirements of Nelson Dewey Units 1 and 2 and Edgewater Unit 3, and the planned retirements of Edgewater Unit 4 and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate capacity of approximately 700 MW.

In May 2014, the PSCW authorized WPL to defer the retail portion of incremental pre-certification and pre-construction costs associated with this proposed EGU beginning March 2014. As of December 31, 2015, WPL recorded $6 million of such costs in aggregate.

Wind Generation -
Resources’ Franklin County Wind Farm - The Franklin County wind farm began generating electricity in 2012. Resources is currently selling the electricity output from the wind farm into the MISO market as a merchant generator, and is considering various options for this wind farm. Such options include entering into a PPA with an independent third party, IPL or WPL; selling the project to IPL or WPL; or continuing to sell the output into the MISO market as a merchant generator. Refer to “Critical Accounting Policies and Estimates” and Note 3 for further discussion of the Franklin County wind farm.

Undeveloped Wind Sites - IPL has up to 400 MW of wind site capacity remaining in Franklin County, Iowa. WPL has approximately 200 MW of wind site capacity remaining in Freeborn County, Minnesota. Future development of the balance of these wind sites will depend on numerous factors such as changes in customer demand, RPS, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities.

Coal-Fired Generation -
Environmental Controls Projects - The strategic plan includes adding environmental controls at newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. The following table provides current estimates of the total (past and future) project costs for certain environmental controls projects included in the current environmental compliance plans (in millions):

	Expected		Total	Compliance	Regulatory
Generating Unit	In-service Date	Technology (a)	Project Cost	Obligations	Approvals (b)
IPL:
Ottumwa Unit 1	2018/2019	SCR	$75-$100	CSAPR, IPL Consent Decree	In Process
WPL:
Edgewater Unit 5	2016	Scrubber & Baghouse	260-280	MATS Rule, CSAPR, WPL Consent Decree	June 2013 PSCW order
Columbia Unit 2	2018	SCR	40-60	CSAPR, WPL Consent Decree	January 2015 PSCW order

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

(b)
IPL’s Environmental Controls Projects - Under Iowa law, IPL is required to file an EPB biennially. Filing of periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the Iowa Office of Consumer Advocate. An EPB provides a utility’s compliance plan and related budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IUB approval of an EPB demonstrates that the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements. IPL plans to include the SCR for Ottumwa Unit 1 in its next EPB filing, which is currently expected to be filed with the IUB in the first quarter of 2016.

WPL’s Environmental Controls Projects - WPL must file a CA application and receive authorization from the PSCW to proceed with any individual environmental controls project with an estimated project cost of $10 million or more.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of environmental controls technologies and environmental requirements. Refer to Note 16(e) for discussion of Consent Decrees, which include requirements for IPL and WPL to install environmental controls systems noted above at certain of their EGUs.

Generation Improvement Projects - The strategic plan includes investments in generation maintenance and performance improvements at newer, larger and more efficient coal-fired EGUs, including WPL’s Columbia Units 1 and 2.

Columbia Units 1 and 2 - In 2014, WPL received an order from the PSCW approving a request for generation maintenance and performance improvements at Columbia Units 1 and 2. WPL’s portion of the capital expenditures for the projects, excluding AFUDC, is currently estimated to be between $50 million and $60 million. WPL began construction in February 2015 and currently expects to place the projects in service by the end of 2017.

Plant Retirements and Fuel Switching - The current strategic plan includes the retirement, or fuel switch from coal to natural gas, of several older, smaller and less efficient EGUs in the next several years. The plan includes the following EGUs, with net book values as of December 31, 2015 (dollars in millions):

	Nameplate		Net Book
EGU (In-Service Year)	Capacity	Actual/Expected Date	Value
IPL:
M.L. Kapp Unit 2 (1967)	218 MW	Fuel switch completed in June 2015 (a)	$39
Prairie Creek Unit 4 (1967)	149 MW	Fuel switch by December 31, 2017 (a)	52
Sutherland Units 1 (1955) and 3 (1961)	119 MW	Retire by December 31, 2017 (a) (b) (c)	51
Dubuque Units 3 (1952) and 4 (1959)	66 MW	Retire by December 31, 2017 (a) (b)	6
Fox Lake Unit 1 (1950) and 3 (1962)	93 MW	Retire by December 31, 2017 (b) (c)	2
Other units	Approximately 195 MW	Retire by December 31, 2017 (b) (c)	2
Burlington Generating Station (1968)	212 MW	Fuel switch by December 31, 2021 (a)	61
Prairie Creek Units 1 (1997) and 3 (1958)	64 MW	Fuel switch or retire by December 31, 2025 (a) (b)	95
WPL:
Nelson Dewey Units 1 (1959) and 2 (1962)	227 MW	Retired in December 2015 (a)	38
Edgewater Unit 3 (1951)	69 MW	Retired in December 2015 (a)	7
Edgewater Unit 4 (1969)	239 MW (d)	Retire by December 31, 2018 (a) (b) (e)	46
Rock River Combustion Turbine Units 3-6 (1967-1972)	169 MW	Retire by December 31, 2019 (b) (e)	2
Sheepskin Combustion Turbine Unit 1 (1971)	42 MW	Retire by December 31, 2019 (b) (e)	—

(a)	These actions and plans meet requirements specified in the Consent Decrees, which are discussed in Note 16(e).

(b)
Final MISO studies could indicate that the retirement of an individual EGU may result in reliability issues and that transmission network upgrades for system reliability are necessary to enable such retirement. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission network upgrades as well as various operational, market and other factors.

(c)	The retirements of Fox Lake Unit 3, Sutherland Units 1 and 3, and other units are contingent on the construction of Marshalltown as well as various operational, market and other factors.

(d)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

(e)
The retirements of Edgewater Unit 4 and the Rock River and Sheepskin Combustion Turbine Units are contingent on the construction of the Riverside expansion as well as various operational, market and other factors.

Nameplate capacity in the above table represents the nominal amount of electricity an EGU is designed to produce. Each EGU is also assessed a generating capacity amount from MISO through its annual resource adequacy process. The generating capacity amount assessed by MISO is subject to change each year and is based upon the current performance capability of the EGU and historical forced outages.

Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement and fuel switching of these EGUs are subject to change depending on operational, regulatory, market and other factors. The potential retirement of other EGUs within the generation fleet continues to be evaluated.

Utility Asset Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3 for discussion of the sales of IPL’s Minnesota electric and natural gas distribution assets in 2015.

Energy Efficiency Programs - Several energy efficiency programs and initiatives help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are current key energy efficiency programs:

IPL EEP - In 2013, IPL received an order from the IUB approving IPL’s EEP for 2014 through 2018. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and is expected to conserve electric and natural gas usage equal to that of more than 100,000 homes. In accordance with Iowa law, IPL is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that IPL’s EEP is reasonably expected to achieve cost effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. The annual EECR factors are based on IPL’s approved budget as filed with its EEP, along with any over- or under-collection from prior periods, and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Focus on Energy Program - In 2015 and 2014, WPL contributed 1.2% of annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

RATE MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. IPL and WPL are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates and certain natural gas facilities, and state regulation in Iowa and Wisconsin for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new EGUs and related activities.

Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for environmental controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorized WPL to implement a $5 million decrease in annual retail gas base rates effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

The order requires escrow treatment of major transmission charges, allows continuation of an 8.2% AFUDC rate, and allows continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual regulatory return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. WPL must defer 50% of its excess earnings between 10.65% and 11.40%, and 100% of any excess earnings above 11.40%. In addition, the order allows WPL to maintain its ability to request deferrals based on current practices. As of December 31, 2015, Alliant Energy and WPL did not record any deferred amounts for these provisions. Refer to Note 7 for details of WPL’s regulatory limitation on distributions of common stock dividends to its parent company in 2016.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - Refer to Note 2 for details of a July 2012 PSCW order, which included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded 10.65% during 2013 and 2014. As of December 31, 2015, Alliant Energy and WPL deferred $8 million of WPL’s 2013 and 2014 earnings for this provision, which WPL currently expects will be refunded to its customers in a future rate case or other proceeding.

IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits of $105 million in aggregate. In 2015 and 2014, IPL recorded $24 million and $72 million of such credits, respectively, and the remaining $9 million of such credits is targeted for 2016. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11% for 2014, 2015 or 2016.

Items considered in settlement discussions included costs for environmental controls at Ottumwa Unit 1, George Neal Units 3 and 4, Burlington Unit 1 and Prairie Creek Units 3 and 4, generation performance and reliability improvements at Ottumwa Unit 1, and other ongoing capital expenditures; the elimination of purchased electric capacity payments from the previous DAEC PPA that ended in February 2014; and costs of the new DAEC PPA. IPL assumes no change to its current authorized return on common equity and common equity component of the regulatory capital structure authorized in its 2009 Test Year case.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2014 through 2016.

IPL’s Tax Benefit Riders - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits were related to the tax treatment of repairs expenditures, allocation of insurance proceeds from floods in 2008 and allocation of mixed service costs. In 2012, IPL filed a report with the IUB requesting approval of the final amount of the regulatory liability account based on the tax benefits generated from these changes in tax accounting methodologies and tax elections that were sustained under IRS audit. The 2012 report filed by IPL identified approximately $500 million of such tax benefits, which included $452 million allocated for use with the electric tax benefit rider and $48 million allocated for use with the gas tax benefit rider discussed below. Refer to “Property Method Changes” below for discussion of additional tax benefits recorded in 2014 from two additional tax accounting method changes implemented in 2014.

Electric - The electric tax benefit rider, which was approved by the IUB and implemented in 2011, utilizes amounts from the regulatory liability account to credit bills of Iowa retail electric customers to help offset the impact of rate increases on such customers. These credits on customers’ electric bills reduce electric revenues based on customers’ KWh usage.

Gas - The gas tax benefit rider, which was approved by the IUB and implemented in 2012, utilizes amounts from the regulatory liability account to credit bills of Iowa retail gas customers to help mitigate the impact of rate increases on such customers. These credits on customers’ gas bills reduce gas revenues based on a fixed amount per day.

Utilization of Tax Benefit Riders - IPL’s tax benefit riders regulatory liability account has been utilized to credit bills of Iowa retail electric customers as follows:

	Electric	Gas	Total
Regulatory liability account balance approved by IUB	$452	$48	$500
2011 through 2015 customer billing credits	(380)	(35)	(415)
2016 customer billing credits (estimate)	(65)	(12)	(77)
Remaining balance available for future periods	$7	$1	$8

Property Method Changes - In 2013, the U.S. Department of the Treasury issued tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. The regulations clarified the ability to deduct cost of removal expenditures on partial dispositions of assets. In 2014, the IRS issued implementation guidance related to these tangible property regulations, which allowed companies to file a tax accounting method change to deduct cost of removal expenditures on partial dispositions that were previously capitalized. In 2014, Alliant Energy, IPL and WPL implemented this tax accounting method change, which resulted in the inclusion of additional tax deductions on Alliant Energy’s U.S. federal income tax return for the calendar year 2014. In 2013, the IRS also issued guidance that clarified acceptable units of property to be used when assessing whether costs incurred for electric generation projects may be deducted as repair expenditures or if they must be capitalized. After assessing the guidance, Alliant Energy, IPL and WPL decided in 2014 to implement the new units of property by filing a tax accounting method change as part of Alliant Energy’s U.S. federal income tax return for the calendar year 2013. IPL currently anticipates refunding $75 million of related current tax benefits from these two tax accounting method changes to its Iowa retail electric and gas customers in the future, which is recorded in Alliant Energy’s and IPL’s tax benefit riders regulatory liabilities.

Refer to Notes 2 and 11 for additional discussion of the impacts of the electric and gas tax benefit riders on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates.

Planned Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - WPL currently expects to make a retail electric and gas base rate filing for the 2017/2018 Test Period in the second quarter of 2016. Any rate changes granted from this request are expected to be effective on January 1, 2017. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2016.

WPL’s Retail Fuel-related Rate Filing (2017 Test Year) - WPL currently expects to make a retail fuel-related rate filing (2017 Test Year) in the second quarter of 2016. Such filing will establish WPL’s approved fuel-related costs for inclusion in its 2017 Test Period retail rates. Any rate changes granted from this request are expected to be effective on January 1, 2017. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2016.

IPL’s Iowa Retail Electric and Gas Rate Cases (2016 Test Year) - IPL currently expects to make separate retail electric and gas rate filings in the first half of 2017 based on a 2016 historical Test Year. The key drivers for the anticipated filings include recovery of capital projects, including Marshalltown for the electric filing and the proposed Clinton natural gas pipeline for the gas filing. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 10 months after the filing date.

Retirement of WPL’s Nelson Dewey Units 1 and 2 and Edgewater Unit 3 - Refer to Note 2 for discussion of WPL’s December 2015 retirement of Nelson Dewey Units 1 and 2 and Edgewater Unit 3, including anticipated recovery of the remaining net book value of these EGUs from both its retail and wholesale customers.

Rate Case Details - Details of the currently effective rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period/Year	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009	11.58%	48.2%	6.5%	45.3%	N/A	8.85%	$281 (c)
- Whispering Willow - East (b)	2009	11.09%	48.2%	6.5%	45.3%	N/A	8.61%	266 (c)
- Other (b)	2009	9.53%	48.2%	6.5%	45.3%	N/A	7.86%	1,843 (c)
Gas (d)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255 (c)
Wholesale electric (FERC) (e)	2015	10.97%	47.7%	5.5%	46.8%	N/A	7.94%	110 (f)
WPL:
Wisconsin retail (PSCW):
Electric	2016	10.40%	51.0%	N/A	46.2%	2.8%	7.84%	2,450 (g)
Gas	2016	10.40%	51.0%	N/A	46.2%	2.8%	7.84%	204 (g)
Wholesale electric (FERC) (h)	2015	10.90%	55.0%	N/A	45.0%	N/A	8.49%	293 (f)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to a January 2011 IUB order. Prior to the application of double leverage, authorized returns on common equity were: Emery-12.23%, Whispering Willow-East-11.7% and Other-10.0%, and after-tax WACC were: Emery-9.16%, Whispering Willow-East-8.91% and Other-8.09%.

(c)	Average rate base was calculated using a 13-month average during the test year adjusted for post-test year capital additions placed in service by September 30 following the end of the test year.

(d)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the unanimous settlement agreement approved in the IUB’s November 2012 order. Prior to the application of double leverage, authorized return on common equity was 10.0% and after-tax WACC was 8.0%.

(e)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and rate base.

(f)
Wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of the test year and end of the test year balances in accordance with the respectively approved formula rates.

(g)
Average rate base amounts do not include CWIP or a cash working capital allowance and were calculated using a forecasted 13-month average for the test period. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(h)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base.

Protecting Americans from Tax Hikes Act - In December 2015, the PATH Act was enacted. The most significant provisions of the PATH Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain capital expenditures for property incurred through December 31, 2019 and placed in service prior to December 31, 2020, as well as incentives for individuals and businesses to construct renewable generation. As a result of this new legislation, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax returns will be as follows (in millions):

Calendar	Bonus Depreciation
Year	Deduction	Alliant Energy	IPL	WPL
2015	50%	$200	$100	$50
2016	50%	450	200	200
2017	50%	750	550	150
2018	40%	300	200	100
2019	30%	500	100	400

These estimated bonus depreciation deductions are expected to create additional deferred tax liabilities for IPL and WPL. Any decreases in IPL’s and WPL’s rate base amounts in the rate setting process caused by the expected increase in deferred tax liabilities are expected to be partially offset by increases in IPL’s and WPL’s rate base amounts due to the additional deferred tax assets expected from additional net operating losses. These bonus depreciation estimates could change based on various factors, including regulatory approvals, changes in capital expenditures incurred, additional clarifications in the PATH Act, or the timing of when property is placed in service. Refer to “Liquidity and Capital Resources” for discussion of the impact of these estimated bonus depreciation deductions on net operating loss carryforwards and the expected amount and timing of future federal income tax payments.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. These programs are subject to continuing review and are periodically revised due to various factors, including, but not limited to, changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs. There is currently significant regulatory uncertainty with respect to a number of environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have compliance plans to address these environmental obligations. Future expenditures for environmental compliance are expected to be material, including significant capital investments. Prudent expenditures incurred by IPL and WPL to comply with environmental requirements would likely be recovered in rates from their customers. Refer to “Strategic Overview” for details of environmental compliance plans, including discussion of specific projects and the associated estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on financial condition and results of operations.

Air Quality - The CAA and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of the CAA provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS rules, which serve to protect public health and welfare. These rules address six “criteria” pollutants, four of which (NOx, SO2, particulate matter and ozone) are particularly relevant to electric utility operations. Ozone is not directly emitted from EGUs; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter may also be formed in the atmosphere from SO2 and NOx emissions.

SIPs document the collection of regulations that individual state agencies will apply to maintain NAAQS rules and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan. Routinely monitored locations that do not comply with NAAQS rules may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS rules. The specific federal and state air quality rules that may affect operations are listed in the table below. Refer to the sections below the following tables for detailed discussion of the following air quality rules.

	Emissions	Alliant Energy’s Primary Facilities	Actual/Anticipated
Environmental Rule	Regulated	Potentially Affected	Compliance Deadline
CSAPR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA, WI and MN	Phase I - 2015; Phase II - 2017
MATS Rule	Mercury and other HAPs	Coal-fired EGUs over 25 MW capacity in IA and WI	April 2015
2008 Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in non-attainment areas	July 2015
2015 Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in non-attainment areas	2020-2037
SO2 NAAQS Rule	SO2	Fossil-fueled EGUs in non-attainment areas	2021-2025
CAA Section 111(d)	CO2	Existing fossil-fueled EGUs over 25 MW capacity	Phase I - 2022-2029; Phase II - 2030
CAA Section 111(b)	CO2	Marshalltown and WPL’s proposed Riverside expansion	Upon startup of EGU

The following table lists the fossil-fueled generating facilities by primary fuel type that IPL and WPL currently own or operate with greater than 25 MW of nameplate capacity. All of IPL’s generating facilities listed below are located in Iowa except for Fox Lake Unit 3, which is located in Minnesota. All of WPL’s generating facilities listed below are located in Wisconsin. Refer to “Strategic Overview” for discussion of various generating facilities that may be retired or changed from coal-fired to an alternative fuel source in the future.

IPL			WPL
Coal	Natural Gas	Oil	Coal	Natural Gas
Ottumwa 1	Emery 1-3	Marshalltown 1-3	Columbia 1-2	Riverside 1-3
Lansing 4	M.L. Kapp 2 (a)	Lime Creek 1-2	Edgewater 4-5	Neenah 1-2
Prairie Creek 3-4	Sutherland 1,3	Centerville 1-2		Sheboygan Falls 1-2
Burlington 1	Fox Lake 3			South Fond du Lac 1-4
George Neal 3-4	Dubuque 3-4			Rock River 3,5-6
Louisa 1				Sheepskin 1

(a)	IPL’s M.L. Kapp Unit 2 fuel type was switched from coal to natural gas in 2015.

As discussed in greater detail below, a number of these air regulations are subject to legal challenges, reconsideration and/or other uncertainties that affect the ability to predict with certainty what impact such regulations may have on financial condition and results of operations.

CSAPR - CSAPR is a regional SO2 and NOx cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR establishes state-specific annual SO2 and NOx emission caps and ozone season NOx emission caps. In 2015, CSAPR replaced CAIR. Compliance with CSAPR emission limits began in 2015, with additional emission limits reductions beginning in 2017. Alliant Energy, IPL and WPL are currently in compliance with the Phase I CSAPR emission limits. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR. CSAPR emission allowances may be banked for future year compliance. In December 2015, the EPA issued a proposed rule to further reduce the CSAPR ozone season NOx emission caps in 2017 for several states, including Iowa and Wisconsin. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR and currently expect to meet the existing CSAPR compliance requirements based on planned and completed environmental controls projects for various EGUs.

MATS Rule - In 2011, the EPA issued the final MATS Rule for existing coal-fired EGUs, which requires emission limits for mercury and other HAPs, as well as work practice standards. Compliance with the MATS Rule began in April 2015. IPL and WPL have implemented environmental controls projects and operational procedures at various EGUs, refueled certain EGUs to natural gas and/or retired certain EGUs to achieve compliance with the MATS Rule. Pursuant to a June 2015 Supreme Court decision, the EPA published a proposed supplemental finding for the MATS Rule in December 2015 that concludes, after considering costs, it is “appropriate and necessary” to regulate HAPs from coal-fired EGUs. The MATS Rule will remain in effect while the EPA finalizes its supplemental finding, which is anticipated to be completed in 2016. Alliant

Energy, IPL and WPL currently expect continued compliance with the MATS Rule based on their completed actions, but will continue to monitor legal and regulatory developments related to this rule.

Ozone NAAQS Rule - The 2008 Ozone NAAQS Rule may require a reduction of NOx emissions in certain non-attainment areas designated by the EPA. Sheboygan County in Wisconsin is currently the only non-attainment area for the 2008 ozone NAAQS rule in Alliant Energy’s service territory. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin. This non-attainment area was required to meet the ozone NAAQS by July 2015; however, in May 2015, Wisconsin asked the EPA for a one-year extension based on lower monitored ozone concentrations. Depending on the outcome of this request, additional NOx emission reductions may be required.

In October 2015, the EPA published the 2015 Ozone NAAQS Rule, which is more stringent than the 2008 Ozone NAAQS Rule and may require NOx emission reductions in certain non-attainment areas designated by the EPA. The EPA’s final designations of non-attainment areas for this revised rule are currently expected to be issued by October 2017. Compliance deadlines range from 2020 through 2037 depending on the level of ozone monitored in non-attainment areas. Depending on the level and location of non-attainment areas, Alliant Energy, IPL and WPL may be subject to additional NOx emissions reduction requirements to meet the 2015 Ozone NAAQS Rule. Alliant Energy, IPL and WPL do not currently believe there will be a significant impact of the 2015 Ozone NAAQS Rule on their financial condition and results of operations.

SO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2. The EPA is currently working with states to complete attainment and non-attainment designations from July 2016 through December 2020. In addition, an SO2 monitoring device currently operates near one of IPL’s EGUs, which could result in the area surrounding the EGU receiving a non-attainment designation. Alliant Energy and IPL are currently unable to predict with certainty the outcome of such monitoring activities. Given that the EPA has not yet finalized SO2 NAAQS designations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the SO2 NAAQS rule on their financial condition and result of operations.

GHG Emissions - Climate change continues to be assessed by policymakers, including consideration of the appropriate actions to mitigate climate change. There is continued debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts.

In 2009, the EPA issued a finding that GHG emissions contribute to climate change, and therefore, threaten public health and welfare. This enabled the EPA to issue rules to report and regulate GHG emissions under the authority of the CAA. The EPA Mandatory GHG Reporting rule requires sources above certain threshold levels to monitor and report emissions. The primary GHG emitted from Alliant Energy’s, IPL’s and WPL’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs. Emissions of GHG are reported at the facility level in CO2e and include those facilities that emit 25,000 metric tons or more of CO2e annually. Annual emissions reported to the EPA for electric utility and gas distribution operations, in terms of total mass of CO2e, were as follows (in millions of metric tons):

	Alliant Energy			IPL			WPL
	2014	2013	2012	2014	2013	2012	2014	2013	2012
CO2e emissions (a)	24.3	26.6	25.2	10.9	10.9	10.8	13.4	15.7	14.4

(a)	CO2e emissions reported to the EPA represent all emissions from the facilities operated by IPL and WPL and do not reflect their share of co-owned facilities operated by other companies.

GHG Tailoring Rule - In 2010, the EPA issued the GHG Tailoring Rule, which establishes a GHG emissions threshold for major sources under the PSD construction permit and Title V operation permit. In 2014, the Supreme Court ruled that the EPA may not treat GHG emissions as “air pollutants” for determining whether a major source is required to obtain a PSD or Title V permit, but held that the EPA can continue requiring Best Available Control Technology for GHG emissions from sources otherwise subject to review under the PSD program. This rule remains subject to legal challenges and further rulemaking may also be required to update state regulations implementing the GHG Tailoring Rule to make the Supreme Court’s decision effective.

Clean Air Act Section 111(d) - In October 2015, the EPA published final standards under Section 111(d) of the CAA, referred to as the Clean Power Plan, which establish guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. In February 2016, the Supreme Court issued a stay of the Clean Power Plan until pending legal challenges are resolved, which places implementation of the final standards on hold indefinitely. Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome of the Clean Power Plan stay and its impact on their financial condition and results of operations. Given the EPA’s rulemaking remains subject to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the final compliance requirements, but expect that expenditures to comply with such requirements could be significant.

Clean Air Act Section 111(b) - In October 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards. Given the EPA’s rulemaking remains subject to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards.

WPL Consent Decree - Refer to Note 16(e) for discussion of a Consent Decree approved by the Western Wisconsin Court in 2013 and WPL’s obligations thereunder. The Consent Decree resolves a notice of violation issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

IPL Consent Decree - Refer to Note 16(e) for discussion of a Consent Decree approved by the Northern Iowa Court in September 2015 and IPL’s obligations thereunder. The Consent Decree resolves potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

Water Quality -
Section 316(b) of Federal Clean Water Act - In 2014, the EPA published a final rule related to Section 316(b) of the Federal Clean Water Act to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. This rule applies to existing and new cooling water intake structures at certain steam generating and manufacturing facilities. IPL and WPL have identified nine (Ottumwa 1, Prairie Creek Units 1-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, George Neal Units 3-4 and Louisa Unit 1) and two (Columbia Units 1-2 and Edgewater Units 4-5) generating facilities, respectively, which may be impacted by the final Section 316(b) Rule. Compliance with this final rule will be incorporated during periodic facility permit renewal cycles, with final compliance anticipated by 2022. Alliant Energy, IPL and WPL do not currently believe there will be a significant impact from the EPA’s Section 316(b) rule on their financial condition and results of operations.

Effluent Limitation Guidelines - In November 2015, the EPA published final effluent limitation guidelines, which require changes to discharge limits for wastewater from steam generating facilities. IPL and WPL have identified ten (Emery Units 1-3, Ottumwa Unit 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, Burlington Unit 1, Sutherland Units 1 and 3, George Neal Units 3-4 and Louisa Unit 1) and three (Riverside Units 1-3, Columbia Units 1-2 and Edgewater Units 4-5) existing steam generating facilities, respectively, that are expected to be impacted by these guidelines. In addition, Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these guidelines. Compliance with the final guidelines for existing steam generating facilities will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle, and immediately upon operation for new steam generating facilities constructed after January 2016. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations, but believe the expenditures to comply with these guidelines could be significant.

Hydroelectric Fish Passage Device - In 2002, FERC issued an order requiring WPL to install a fish passage device at its Prairie du Sac hydro plant. WPL has been working with the FWS and the Wisconsin DNR on the final design for the fish passage device. In 2013, the FWS initiated an environmental study of the fish passage device under the National Environmental Policy Act, which could result in changes to the design of the fish passage device. The FWS has indicated that this environmental study will be completed in 2016. In 2014, FERC issued an order approving an extension of the project deadline to December 31, 2020. Alliant Energy and WPL currently believe the required capital investments and/or modifications to install the currently designed fish passage device at the facility could be approximately $15 million.

Land and Solid Waste -
Coal Combustion Residuals Rule - Refer to Note 13 for discussion of the final CCR Rule, including additional AROs that were recognized by Alliant Energy, IPL and WPL in 2015 related to such rule.

MGP Sites - Refer to Note 16(e) for discussion of IPL’s and WPL’s MGP sites.

Other - Refer to Note 16(e), Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources” for further discussion of environmental matters, including discussion of specific projects and the associated estimated capital expenditures.

LEGISLATIVE MATTERS

Overview - Various legislative developments are monitored, including those relating to energy, tax, financial and other matters. Key legislative developments include the following:

Protecting Americans from Tax Hikes Act - In December 2015, the PATH Act was enacted. Refer to “Rate Matters” for discussion of estimated bonus depreciation deductions from the PATH Act and resulting impacts to IPL’s and WPL’s future rate base amounts.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of operating cash flows generated by their utility business, and available capacity under their revolving credit facilities and IPL’s sales of accounts receivable program, supplemented by periodic issuances of long-term debt and equity securities.

Liquidity Position - At December 31, 2015, Alliant Energy had $6 million of cash and cash equivalents, $840 million ($160 million at the parent company, $300 million at IPL and $380 million at WPL) of available capacity under the revolving credit facilities and $145 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Short-term Debt” below and Note 9(a) for further discussion of the credit facilities. Refer to Note 5(b) for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which debt would not exceed 55% of total capital and preferred stock would not exceed 10% of total capital. These targets may be adjusted depending on subsequent developments and the impact on their respective WACC and investment-grade credit ratings. Capital structures were as follows (dollars in millions):

	December 31, 2015						December 31, 2014
	Alliant Energy (Consolidated)		IPL		WPL		Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,724.1	47%	$1,995.3	49%	$1,756.3	53%	$3,438.7	45%	$1,784.3	48%	$1,706.9	52%
IPL’s preferred stock	200.0	3%	200.0	5%	—	—%	200.0	3%	200.0	5%	—	—%
Noncontrolling interest	—	—%	—	—%	11.3	—%	1.8	—%	—	—%	8.5	—%
Long-term debt (incl. current maturities)	3,835.6	48%	1,856.9	46%	1,533.9	46%	3,767.3	50%	1,758.0	47%	1,563.1	48%
Short-term debt	159.8	2%	—	—%	19.9	1%	141.3	2%	—	—%	—	—%
	$7,919.5	100%	$4,052.2	100%	$3,321.4	100%	$7,549.1	100%	$3,742.3	100%	$3,278.5	100%

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining financial capital structures consistent with those approved by regulators and necessary to maintain appropriate credit quality. In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include anticipated proceeds from asset sales, financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives and legislation. The most significant debt imputations relate to the sales of accounts receivable program, the DAEC PPA, and pension and OPEB obligations. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on the ability to raise external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, ensure a committed source of liquidity in the event the commercial paper market becomes disrupted and efficiently manage their long-term financings. In addition, Alliant Energy and IPL maintain a sales of accounts receivable program at IPL as an alternative financing source.

Primary Sources and Uses of Cash - The most significant source of cash is from electric and gas sales to IPL’s and WPL’s customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return of and a return on the assets used to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and to pay dividends to Alliant Energy’s shareowners. Capital needed to retire debt and fund capital expenditures related to large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Cash and cash equivalents, January 1	$56.9	$9.8	$21.2	$5.3	$4.4	$4.5	$46.7	$0.5	$0.7
Cash flows from (used for):
Operating activities	871.2	891.6	731.0	385.0	406.1	232.6	449.8	424.4	423.3
Investing activities	(919.2)	(917.7)	(754.7)	(511.9)	(552.7)	(423.3)	(358.2)	(320.1)	(335.9)
Financing activities	(3.1)	73.2	12.3	126.1	147.5	190.6	(137.9)	(58.1)	(87.6)
Net increase (decrease)	(51.1)	47.1	(11.4)	(0.8)	0.9	(0.1)	(46.3)	46.2	(0.2)
Cash and cash equivalents, December 31	$5.8	$56.9	$9.8	$4.5	$5.3	$4.4	$0.4	$46.7	$0.5

Operating Activities -
2015 vs. 2014 - The following items contributed to increased (decreased) operating activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	($33)	($17)	($16)
Final receipt related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in 2014 (Refer to Note 5(c) for details)	(26)	—	—
Timing of WPL’s fuel-related cost recoveries from customers	50	—	50
Changes in IPL’s retail electric customer billing credits (Refer to “Rate Matters” for details)	48	48	—
Other (includes other changes in working capital largely related to changes in inventory levels)	(59)	(52)	(9)
	($20)	($21)	$25

2014 vs. 2013 - The following items contributed to increased (decreased) operating activity cash flows in 2014 compared to 2013 (in millions):

	Alliant Energy	IPL	WPL
Lower purchased electric capacity payments related to the previous DAEC PPA (IPL) and the Kewaunee PPA (WPL)	$190	$129	$61
Changes in the level of IPL’s accounts receivable sold (Refer to Note 5(b) for details)	94	94	—
Final receipt related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in 2014 (Refer to Note 5(c) for details)	26	—	—
IPL’s retail electric customer billing credits in 2014 (Refer to “Rate Matters” for details)	(72)	(72)	—
Timing of WPL’s fuel-related cost recoveries from customers	(38)	—	(38)
Other (includes other changes in working capital largely related to changes in inventory levels)	(39)	23	(22)
	$161	$174	$1

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2015	2014	2013
IPL	$19	$20	$—
WPL	(7)	(12)	(23)
Other subsidiaries	(12)	(3)	33
Alliant Energy	$—	$5	$10

Alliant Energy’s income tax refunds in 2014 and 2013 were primarily due to federal and state claims filed related to net operating losses carried back to prior years. Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments through 2021 based on their current federal net operating loss and credit carryforward positions and future amounts of bonus depreciation expected to be claimed on Alliant Energy’s U.S. federal income tax returns for calendar years 2015 through 2020. While no significant federal income tax payments through 2021 are expected to occur, some tax payments and refunds may occur between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 for discussion of the carryforward positions. Refer to “Rate Matters” for discussion of estimated bonus depreciation deductions from the PATH Act.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2016 through 2018 based on the funded status and assumed return on assets for each plan as of the December 31, 2015 measurement date. Refer to Note 12(a) for discussion of the current funded levels of pension plans.

Investing Activities -
2015 vs. 2014 - The following items contributed to increased (decreased) investing activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from IPL’s Minnesota distribution asset sales in 2015 (Refer to Note 3 for details)	$140	$140	$—
Higher utility construction expenditures (a)	(125)	(93)	(31)
Other	(17)	(6)	(7)
	($2)	$41	($38)

(a)
Largely due to higher expenditures for Marshalltown and environmental controls projects at WPL’s Edgewater Unit 5 in 2015, partially offset by lower expenditures for environmental controls projects at IPL’s Ottumwa Unit 1 and WPL’s Columbia Units 1 and 2 in 2015.

2014 vs. 2013 - The following items contributed to increased (decreased) investing activity cash flows in 2014 compared to 2013 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction expenditures (a)	($107)	($126)	$19
Cash grant received in 2013 related to the Franklin County wind farm (Refer to Note 5(d) for details)	(62)	—	—
Other	6	(3)	(3)
	($163)	($129)	$16

(a)
Largely due to higher expenditures for Marshalltown, IPL’s and WPL’s electric and gas distribution systems and environmental controls projects at WPL’s Edgewater Unit 5 in 2014, partially offset by lower expenditures for environmental controls projects at WPL’s Columbia Units 1 and 2 in 2014.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the financial planning processes. Changes in such expenditures may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, improvements in technology, failure of generating facilities, improvements to ensure reliability of the electric and gas distribution systems, changing market conditions, customer and sales growth, funding of pension and OPEB plans, and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates do not reflect any potential impacts to Alliant Energy’s and WPL’s capital expenditures resulting from the purchase options available to WPSC, MGE and certain electric cooperatives for a partial ownership interest in the proposed Riverside expansion, nor additional capital expenditures related to Columbia that WPL may incur related to the recent agreements entered into with WPSC and MGE. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business, and recent agreements with WPSC, MGE and certain of WPL’s electric wholesale customers.

	Alliant Energy				IPL				WPL
	2016	2017	2018	2019	2016	2017	2018	2019	2016	2017	2018	2019
Generation:
Marshalltown	$200	$10	$—	$—	$200	$10	$—	$—	$—	$—	$—	$—
Proposed Riverside expansion	80	260	225	115	—	—	—	—	80	260	225	115
Environmental compliance	110	75	55	15	30	40	50	10	80	35	5	5
Other	190	165	125	160	95	65	50	75	95	100	75	85
Distribution:
Electric systems	300	425	515	565	165	235	310	370	135	190	205	195
Gas systems	200	225	195	160	150	155	115	90	50	70	80	70
Other	85	170	160	200	15	35	25	20	40	35	10	10
	$1,165	$1,330	$1,275	$1,215	$655	$540	$550	$565	$480	$690	$600	$480

Financing Activities -
2015 vs. 2014 - The following items contributed to increased (decreased) financing activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from long-term debt issued in 2014 (Refer to “Long-term Debt” below)	($810)	($250)	($250)
Payments to retire long-term debt in 2015 (Refer to “Long-term Debt” below)	(181)	(150)	(31)
Payments to retire long-term debt in 2014 (Refer to “Long-term Debt” below)	348	38	—
Proceeds from long-term debt issued in 2015 (Refer to “Long-term Debt” below)	250	250	—
Net changes in the amount of commercial paper outstanding	157	—	204
Net proceeds from common stock issuances in 2015	151	—	—
Higher capital contributions from IPL’s parent company, Alliant Energy	—	75	—
Other	9	16	(3)
	($76)	($21)	($80)

2014 vs. 2013 - The following items contributed to increased (decreased) financing activity cash flows in 2014 compared to 2013 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from long-term debt issued in 2014 (Refer to “Long-term Debt” below)	$810	$250	$250
Payments to redeem cumulative preferred stock in 2013	211	150	61
Payments to retire long-term debt in 2014 (Refer to “Long-term Debt” below)	(348)	(38)	—
Proceeds from long-term debt issued in 2013 (Refer to “Long-term Debt” below)	(250)	(250)	—
Proceeds from IPL’s issuance of cumulative preferred stock in 2013	(200)	(200)	—
Net changes in the amount of commercial paper outstanding	(150)	76	(281)
Lower capital contributions from IPL’s parent company, Alliant Energy	—	(30)	—
Other	(12)	(1)	—
	$61	($43)	$30

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, Resources or Corporate Services.

In December 2015, IPL received authorization from FERC through December 31, 2017 for the following (in millions):

Initial Authorization and
Current Remaining Authority
Long-term debt securities issuances in aggregate	$550
Short-term debt securities outstanding at any time (including borrowings from its parent)	300
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In 2011, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through December 2018. As of December 31, 2015, WPL also has remaining authority to issue up to $300 million of long-term debt securities in aggregate in 2016 pursuant to a November 2014 PSCW order.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue unspecified amounts of securities through December 2017. Alliant Energy’s shelf registration statement may be used to issue common stock, debt and other securities. IPL’s and WPL’s shelf registration statements may be used to issue preferred stock and debt securities.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. IPL’s and WPL’s goal is to maintain dividend payout ratios of approximately 65% to 75%. Alliant Energy’s, IPL’s and WPL’s dividend payout ratios were 65%, 75% and 72% of their consolidated earnings from continuing operations in 2015, respectively. Refer to “Executive Summary” for discussion of expected common stock dividends in 2016. Refer to Note 7 for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of applicable regulatory limitations and IPL’s outstanding preferred stock.

Common Stock Issuances and Capital Contributions - Refer to Note 7 for discussion of common stock issuances by Alliant Energy, capital contributions from Alliant Energy to IPL, payments of common stock dividends by IPL and WPL to their parent company, and repayments of capital by Resources to its parent company. Refer to “Executive Summary” for discussion of expected issuances of common stock and capital contributions in 2016.

Preferred Stock Issuance and Redemptions - Refer to Note 8 for discussion of IPL’s and WPL’s preferred stock redemptions and IPL’s issuance of preferred stock in 2013.

Short-term Debt - Alliant Energy, IPL and WPL maintain committed revolving credit facilities to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2015, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). There are currently 13 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $10 million to $135 million. In 2014, each of the credit facilities was extended one year through December 2018. There are currently no extension renewal provisions remaining for the credit facilities. Each of the credit facilities has a provision to expand the facility size up to $100 million, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL. During 2015, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The debt-to-capital ratios cannot exceed 65%, 58% and 58% for Alliant Energy, IPL and WPL, respectively. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

The credit agreements contain provisions that prohibit placing liens on any of Alliant Energy’s, IPL’s or WPL’s property or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens, and liens to secure additional non-recourse debt not to exceed $100 million outstanding at any one time at each of IPL and WPL, and $100 million at Alliant Energy’s non-utility subsidiaries, and purchase money liens.

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and sales of non-regulated assets and accounts receivable.

The credit agreements contain customary events of default. Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. Accordingly, a cross-default provision would be triggered under the Alliant Energy credit agreement if IPL or WPL, as applicable, or a majority-owned subsidiary accounting for 20% or more of IPL’s or WPL’s, as applicable, consolidated assets (valued at carrying value), defaults on debt totaling $50 million or more. A default by a minority-owned subsidiary and, in the case of the Alliant Energy credit agreement, a default by a foreign subsidiary, would not trigger a cross-default. A default by Alliant Energy, Corporate Services or Resources and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 5(b) for additional information on amounts outstanding under IPL’s sales of accounts receivable program.

A material adverse change representation is not required for borrowings under the credit agreements.

At December 31, 2015, Alliant Energy, IPL and WPL were in compliance with all material covenants and other provisions of the credit agreements.

Refer to Note 9(a) for additional information on the credit facilities, commercial paper outstanding and debt-to-capital ratios.

Long-term Debt - Significant issuances of long-term debt in 2015, 2014 and 2013 were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
2015:
IPL	$250	Senior debentures	3.4%	Aug-2025	Reduce commercial paper classified as long-term debt, reduce cash amounts received from its sales of accounts receivable program and for general corporate purposes
2014:
Alliant Energy	250	Variable-rate term loan credit agreement	1% at December 31, 2015	Oct-2016	Retire its $250 million, 4% senior notes due 2014
IPL	250	Senior debentures	3.25%	Dec-2024	Reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes
WPL	250	Debentures	4.1%	Oct-2044	Reduce commercial paper and for general corporate purposes
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2015	Dec-2016	Retire borrowings under a term loan credit agreement that matured in December 2014
2013:
IPL	250	Senior debentures	4.7%	Oct-2043	Reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes

Alliant Energy’s $250 million term loan credit agreement and Franklin County Holdings LLC’s $60 million term loan credit agreement (with Alliant Energy as guarantor) include substantially the same covenants, including Alliant Energy maintaining a debt-to-capital ratio not to exceed 65% on a consolidated basis and events of default, that are included in Alliant Energy’s revolving credit facility financial covenant discussion above in “Short-term Debt.” At December 31, 2015, Alliant Energy was in compliance with all material covenants and other provisions of the term loan credit agreements.

Significant retirements of long-term debt in 2015, 2014 and 2013 were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Retirement Date
2015:
IPL	$150	Senior debentures	3.3%	Jun-2015
WPL	16	Pollution control revenue bonds	5%	Sep-2015
WPL	15	Pollution control revenue bonds	5.375%	Aug-2015
2014:
Alliant Energy	250	Senior notes	4%	Oct-2014
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2013	Dec-2014
IPL	38	Pollution control revenue bonds	5%	Jul-2014

Refer to Note 9(b) for further discussion of long-term debt.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements that contain provisions dependent on credit ratings. In the event of a significant downgrade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a significant downgrade, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements. In addition, a downgrade in the credit ratings of Alliant Energy, IPL or WPL could also result in them paying higher interest rates in future financings, reduce their pool of potential lenders, increase their borrowing costs under existing credit facilities or limit their access to the commercial paper market. Alliant Energy, IPL and WPL are committed to taking the necessary steps required to maintain investment-grade credit ratings. Credit ratings and outlooks as of the date of this report are as follows:

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	A3
	Outlook	Stable	Negative
IPL:	Corporate/issuer	A-	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	A3
	Preferred stock	BBB	Baa2
	Outlook	Stable	Negative
WPL:	Corporate/issuer	A	A1
	Commercial paper	A-1	P-1
	Senior unsecured long-term debt	A	A1
	Outlook	Stable	Negative

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which it sells its receivables expires in March 2016. IPL is currently pursuing the extension of the purchase commitment. In 2015, 2014 and 2013, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE. However, IPL concluded consolidation of the third party was not required. Refer to Note 5(b) for information regarding IPL’s sales of accounts receivable program.

Guarantees and Indemnifications - Alliant Energy and IPL have guarantees and indemnifications outstanding at December 31, 2015 related to prior divestiture activities. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2015 were as follows (in millions):

Alliant Energy	2016	2017	2018	2019	2020	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$504	$340	$277	$198	$165	$765	$2,249
SO2 emission allowances	14	8	—	—	—	—	22
Other (b)	6	2	2	2	2	7	21
Long-term debt maturities (Note 9(b))	313	5	356	256	357	2,584	3,871
Interest - long-term debt obligations	183	180	180	156	140	1,927	2,766
Capital purchase obligations (Note 16(a))	23	—	—	—	—	—	23
Operating leases (Note 10(a))	6	8	3	2	2	19	40
Capital leases	1	1	—	—	—	—	2
	$1,050	$544	$818	$614	$666	$5,302	$8,994

IPL	2016	2017	2018	2019	2020	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$291	$210	$183	$175	$151	$759	$1,769
SO2 emission allowances	14	8	—	—	—	—	22
Other (b)	1	—	—	—	—	—	1
Long-term debt maturities (Note 9(b))	—	—	350	—	200	1,325	1,875
Interest - long-term debt obligations	95	96	96	72	72	904	1,335
Capital purchase obligations (Note 16(a))	7	—	—	—	—	—	7
Operating leases (Note 10(a))	3	3	2	1	1	13	23
Capital leases	—	1	—	—	—	—	1
	$411	$318	$631	$248	$424	$3,001	$5,033

WPL	2016	2017	2018	2019	2020	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$213	$130	$94	$23	$14	$6	$480
Other (b)	2	—	—	—	—	—	2
Long-term debt maturities (Note 9(b))	—	—	—	250	150	1,150	1,550
Interest - long-term debt obligations	80	80	80	80	64	1,010	1,394
Capital purchase obligations (Note 16(a))	16	—	—	—	—	—	16
Operating leases (Note 10(a))	3	5	1	—	—	—	9
Capital lease - Sheboygan Falls (Note 10(b))	15	15	15	15	15	68	143
Capital leases - other	1	—	—	—	—	—	1
	$330	$230	$190	$368	$243	$2,234	$3,595

(a)
Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies, and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2015 regarding expected future usage, which is subject to change.

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2015.

At December 31, 2015, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2015, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Primary market risk exposures are associated with commodity prices, investment prices and interest rates. Risk management policies are used to monitor and assist in mitigating these market risks and derivative instruments are used to manage some of the exposures related to commodity prices. Refer to Notes 1(h) and 15 for further discussion of derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Established policies and procedures mitigate risks associated with these market fluctuations, including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Exposure to commodity price risks in the utility businesses is also significantly mitigated by current rate-making structures in place for recovery of fuel-related costs as well as the cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. Under this cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2014 through 2016.

In December 2015, the PSCW approved annual forecasted fuel-related costs per MWh of $28.17 based on $392 million of variable fuel-related costs applicable for retail and wholesale customers for WPL’s 2016 Test Period. The retail portion of the 2016 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2015 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their retail electric margins in 2016 is approximately $6 million. However, if WPL’s return on common equity in 2016 exceeds the most recently authorized return on common equity, the commodity risk exposure to WPL’s electric margins in 2016 could increase.

Refer to Note 1(g) for additional details of utility cost recovery mechanisms that significantly reduce commodity risk.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in securities, largely related to securities held by their pension and OPEB plans. Refer to Note 12(a) for details of the securities held by their pension and OPEB plans. Refer to “Critical Accounting Policies and Estimates” for the impact on retirement plan costs of changes in the rate of returns earned by plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash proceeds outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2015, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $5 million, $0 and $0, respectively.

Refer to Notes 5(b) and 9 for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

New Accounting Standards - Refer to Note 1(p) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. The following accounting policies and estimates are critical to the business and the understanding of financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Management has discussed these critical accounting policies and estimates with the Audit Committee. Refer to Note 1 for additional discussion of accounting policies and the estimates used in the preparation of the financial statements.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events and loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Note 16 provides discussion of contingencies assessed at December 31, 2015, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities.

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2015 as well as material changes to regulatory assets and regulatory liabilities during 2015.

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

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Long-lived assets within non-regulated operations assessed for impairment indicators in 2015 included Alliant Energy’s Franklin County wind farm.

Franklin County Wind Farm - Alliant Energy performed an impairment test of the carrying value of the Franklin County wind farm as of December 31, 2015 due to a decrease in forward electricity prices identified in the fourth quarter of 2015. The impairment test concluded the undiscounted cash flows expected from the Franklin County wind farm during its estimated useful life still exceeded its carrying value as of December 31, 2015, resulting in no impairment. A further decrease in the average forward electricity prices of approximately $2 to $3 per MWh over the remaining life of the wind farm could result in the undiscounted cash flows being less than the carrying value of the asset. Other factors that could have an effect on the future expected undiscounted cash flows for the wind farm include the volume of electricity generated, transmission constraints impacting the wind farm, the expected life of the wind farm and the likelihood of selling the wind farm. The expected output of the wind farm is, in part, based on transmission upgrades being completed in the next few years and could be significantly lower if the transmission upgrades are not completed or if the level of congestion reduction is lower than expected. If such a determination is made that the carrying amount of the assets exceeds the undiscounted cash flows in a future period, the resulting impairment charge would be material, and would likely exceed half of the carrying value. As of December 31, 2015, the carrying value of the Franklin County wind farm was $130 million and was recorded in “Property, plant and equipment, net” on Alliant Energy’s balance sheet. Note 3 provides additional discussion of the Franklin County wind farm.

Regulated Operations - Certain long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2015 included IPL’s and WPL’s generating units subject to early retirement.

Generating Units Subject to Early Retirement - Due to current and proposed environmental regulations, Alliant Energy, IPL and WPL are evaluating future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining net book value of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU.

In December 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3. WPL received approval from FERC and the PSCW to reclassify the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and WPL’s balance sheets. The remaining net book value is included in WPL’s rate base and WPL is earning a return on the outstanding balance. WPL is currently recovering the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period beginning January 1, 2013 pursuant to orders previously received by the PSCW and FERC. Given that WPL is earning a full recovery of and a full return on these assets from both its retail and wholesale customers, Alliant Energy and WPL concluded that no impairment was required as of December 31, 2015. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2015. Refer to “Strategic Overview” for discussion of additional EGUs that may be retired early and could be considered probable of abandonment in future periods, along with the net book value of such EGUs.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2015, unbilled revenues related to Alliant Energy’s utility operations were $154 million ($72 million at IPL and $82 million at WPL). Note 5(b) provides discussion of IPL’s unbilled revenues as of December 31, 2015 sold to a third party related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsor various defined benefit pension and OPEB plans that provide benefits to a significant portion of their employees and retirees. Assumptions and judgments are made periodically to estimate the obligations and costs related to their retirement plans. There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including life expectancies and compensation levels), discount rates, assumed rates of return and funding. Changes made to plan provisions may also impact current and future benefits costs. Judgments and assumptions are supported by historical data and reasonable projections and are reviewed at least annually. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2015	Impact on 2016 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2015	Impact on 2016 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$167	$13	$21	$2
1% change in expected rate of return	N/A	9	N/A	1
IPL
1% change in discount rate	78	6	8	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	72	6	8	1
1% change in expected rate of return	N/A	4	N/A	—

Note 12(a) provides additional details of pension and OPEB plans.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2015 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs, and costs related to retirement or removal of depreciable property could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 1(c) for further discussion of regulatory accounting for taxes. Refer to Note 11 for details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2015, 2014 and 2013.

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards have been generated. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations. Refer to Note 11 for further discussion of federal tax credit carryforwards, and federal and state net operating loss carryforwards. Refer to “Rate Matters” for discussion of estimated bonus depreciation deductions from the PATH Act for 2015 through 2019, which are expected to create taxable losses and additional net operating losses for Alliant Energy, IPL and WPL.

Other Future Considerations - In addition to items discussed earlier in MDA, the Notes in Item 8 and “Risk Factors” in Item 1A, the following items could impact future financial condition or results of operations:

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

Attachment “O” Rates - The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate referred to as Attachment “O.” Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. In December 2015, IPL filed a complaint with FERC regarding ITC’s Attachment “O” rate pursuant to FERC-approved Attachment “O” audit protocols. IPL’s complaint alleged that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions, which results in higher Attachment “O” rates. Alliant Energy and IPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC on the complaint.

2016 Rates Charged by ITC to IPL - In August 2015, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2016 for electric transmission services. In January 2016, ITC subsequently revised its proposed 2016 Attachment “O” rate as a result of changes approved by FERC on how the Attachment “O” rate is calculated. The revised proposed rate was based on ITC’s estimated net revenue requirement for 2016, a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2014 and the FERC-approved changes in the Attachment “O” rate calculation. Amounts billed under the revised 2016 Attachment “O” rate are currently expected to be approximately 4% higher than the amounts ITC charged its customers in 2015. The proposed rates for 2016 do not include any impacts associated with changes from the MISO transmission owner return on equity complaints discussed below or any estimated 2015 true-up adjustments. The proposed rates for 2016 also do not include any impacts associated with IPL’s complaint filed with FERC in December 2015 related to ITC’s decision not to take advantage of tax savings benefits available through bonus depreciation deductions.

2016 Rates Charged by ATC to WPL - In September 2015, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2016 for electric transmission services. The proposed rate was based on ATC’s estimated net revenue requirement for 2016 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2014. Amounts billed under the 2016 Attachment “O” rate are currently expected to be approximately 7% higher than the amounts ATC charged its customers in 2015. The proposed rates for 2016 do not include any impacts associated with changes from the MISO transmission owner return on equity complaints discussed below or any estimated 2015 true-up adjustments.

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

2016 Electric Transmission Service Expense - Alliant Energy, IPL and WPL currently estimate their total electric transmission service expense in 2016 will be higher than the comparable expense in 2015 by approximately $45 million, $35 million and $10 million, respectively, as a result of the items discussed above. A significant portion of the increase in IPL’s electric transmission service expense is expected to be offset with increases in retail electric revenues through the transmission cost recovery rider. Any difference between WPL’s actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2016 will be recorded as a regulatory asset or regulatory liability due to the escrow treatment authorized for WPL in its 2015/2016 Test Period retail electric rate case.

MISO Transmission Owner Return on Equity Complaints - In 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, among other items. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. In 2014, FERC issued an order on the complaint, established hearing and settlement procedures on the return on equity component of the complaint, and established an effective refund date of November 12, 2013. In December 2015, a FERC administrative law judge made an initial decision regarding this complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC. A final decision from FERC on this complaint is currently expected in 2016.

In June 2015, FERC issued an order on an additional complaint filed with FERC by a group of MISO cooperative and municipal utilities requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 8.67%. FERC’s June 2015 order established hearing procedures and an effective refund date of February 12, 2015. Various parties to the proceeding have filed testimony with FERC and hearings were held. An initial decision from a FERC administrative law judge is expected in 2016, and a final decision from FERC on this complaint is currently expected in 2017.

Based on other recent FERC return on equity decisions, Alliant Energy, IPL and WPL currently anticipate FERC’s final decisions on the MISO transmission owner complaints will reduce transmission owners’ current return on equity, which is expected to reduce electric transmission service expense costs billed by ITC and ATC to their customers and result in lower equity income and dividends from ATC in the future. Alliant Energy and WPL have realized $15 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through December 31, 2015, including $12 million realized in 2015 and $3 million realized in 2014. These reductions assume a 10.32% base return on equity for the period from November 12, 2013 to January 6, 2015 and a 10.82% return on equity (10.32% base return on equity plus 50 basis point incentive adder discussed below) for the period from January 6, 2015 to December 31, 2015.

Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. Based on these transmission cost recovery mechanisms, IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC due to these complaints will have a material impact on their financial condition and results of operations.

MISO Transmission Owners’ Request for Equity Adder - In January 2015, FERC issued an order granting a request from a group of MISO transmission owners, including ITC and ATC, to implement a 50 basis point incentive adder to their return on equity based on participation in MISO. The implementation of the adder was effective January 6, 2015, subject to certain conditions. Alliant Energy, IPL and WPL are currently unable to determine any resulting changes to future electric transmission service charges pending a decision by FERC on the MISO transmission owner return on equity complaints discussed above.

ITC Request for Equity Adder - In January 2015, ITC requested approval from FERC to implement a 100 basis point incentive adder to its base return on equity for being an independent transmission company. In March 2015, FERC issued an order granting a 50 basis point incentive adder to ITC’s base return on equity for being an independent transmission company. The implementation of the adder will be retroactively applied back to April 2015 pending a decision by FERC on the MISO transmission owner return on equity complaints discussed above.

Sales Trends -
Jo-Carroll Energy, Inc. - In 2014, Jo-Carroll Energy, Inc. provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll Energy, Inc. represented 3% of IPL’s total electric sales in 2015.

WPPI Energy - In 2014, WPPI Energy provided notice of termination of its wholesale power supply agreement with WPL effective May 31, 2017. Sales to WPPI Energy represented 6% of WPL’s total electric sales in 2015.

Great Lakes Utilities - In 2014, Great Lakes Utilities provided notice of termination of its wholesale power supply agreement with WPL effective December 31, 2017. Sales to Great Lakes Utilities represented approximately 2% of WPL’s total electric sales in 2015.

Retirement Plan Costs - Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs related to their defined benefit pension and OPEB plans are currently expected to be higher in 2016 compared to 2015 by approximately $17 million, $10 million and $7 million, respectively. The increase in net periodic benefit costs is primarily due to lower than expected returns on plan assets resulting in decreases in retirement plan assets and increases in actuarial losses during 2015. Approximately 30% to 40% of net periodic benefit costs are allocated to capital projects each year. As a result, the increase in net periodic benefit costs is not expected to result in a comparable increase in other operation and maintenance expenses. Refer to Note 12(a) for additional details of defined benefit pension and OPEB plans.

Performance-based Compensation Plans - Alliant Energy’s total compensation package includes a performance-based compensation program, which provides substantially all of its non-bargaining employees an opportunity to receive annual cash payments based on the achievement of specific short-term annual operational and financial performance measures. In addition, the total compensation program for certain key employees includes long-term awards issued under equity-based compensation plans. In 2015, Alliant Energy, IPL and WPL incurred $35 million, $20 million and $15 million, respectively, of performance-based compensation expense. Refer to Note 12(b) for details of the equity-based compensation plans. Alliant Energy, IPL and WPL are currently unable to determine what impacts these performance-based compensation plans will have on their future financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the Company’s financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2016

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$2,770.5	$2,713.6	$2,689.0
Gas utility	381.2	517.5	464.8
Other utility	57.9	66.1	71.3
Non-regulated	44.0	53.1	51.7
Total operating revenues	3,253.6	3,350.3	3,276.8
Operating expenses:
Electric production fuel and purchased power	837.7	877.2	941.8
Electric transmission service	485.3	447.5	418.3
Cost of gas sold	219.1	327.8	276.7
Other operation and maintenance	629.5	665.0	635.6
Depreciation and amortization	401.3	388.1	370.9
Taxes other than income taxes	103.7	101.1	99.6
Total operating expenses	2,676.6	2,806.7	2,742.9
Operating income	577.0	543.6	533.9
Interest expense and other:
Interest expense	187.1	180.6	172.8
Equity income from unconsolidated investments, net	(33.8)	(40.4)	(43.7)
Allowance for funds used during construction	(36.9)	(34.8)	(30.8)
Interest income and other	(0.7)	(1.8)	(0.4)
Total interest expense and other	115.7	103.6	97.9
Income from continuing operations before income taxes	461.3	440.0	436.0
Income taxes	70.4	44.3	53.9
Income from continuing operations, net of tax	390.9	395.7	382.1
Loss from discontinued operations, net of tax	(2.5)	(2.4)	(5.9)
Net income	388.4	393.3	376.2
Preferred dividend requirements of subsidiaries	10.2	10.2	17.9
Net income attributable to Alliant Energy common shareowners	$378.2	$383.1	$358.3
Weighted average number of common shares outstanding (basic and diluted)	112.7	110.8	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.38	$3.48	$3.29
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.06)
Net income	$3.36	$3.46	$3.23
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$380.7	$385.5	$364.2
Loss from discontinued operations, net of tax	(2.5)	(2.4)	(5.9)
Net income	$378.2	$383.1	$358.3
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$56.9
Accounts receivable, less allowance for doubtful accounts	397.6	427.3
Production fuel, at weighted average cost	98.8	83.8
Gas stored underground, at weighted average cost	43.3	67.1
Materials and supplies, at weighted average cost	81.4	72.9
Regulatory assets	120.2	68.1
Deferred tax assets	—	150.1
Other	79.7	116.9
Total current assets	826.8	1,043.1
Property, plant and equipment, net	9,519.1	8,938.4
Investments:
Investment in American Transmission Company LLC	293.3	286.5
Other	53.0	58.4
Total investments	346.3	344.9
Other assets:
Regulatory assets	1,788.4	1,715.6
Deferred charges and other	14.6	21.5
Total other assets	1,803.0	1,737.1
Total assets	$12,495.2	$12,063.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$313.4	$183.0
Commercial paper	159.8	141.3
Accounts payable	402.4	427.9
Regulatory liabilities	187.1	200.1
Other	296.6	262.4
Total current liabilities	1,359.3	1,214.7
Long-term debt, net (excluding current portion)	3,522.2	3,584.3
Other liabilities:
Deferred tax liabilities	2,381.2	2,321.1
Regulatory liabilities	550.6	621.1
Pension and other benefit obligations	451.8	421.7
Other	306.0	260.1
Total other liabilities	3,689.6	3,624.0
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 113,459,216 and 110,935,680 shares outstanding	1.1	1.1
Additional paid-in capital	1,663.0	1,509.1
Retained earnings	2,068.9	1,938.0
Accumulated other comprehensive loss	(0.4)	(0.6)
Shares in deferred compensation trust - 215,093 and 238,935 shares at a weighted average cost of $39.69 and $37.45 per share	(8.5)	(8.9)
Total Alliant Energy Corporation common equity	3,724.1	3,438.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	—	1.8
Total equity	3,924.1	3,640.5
Total liabilities and equity	$12,495.2	$12,063.5
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$388.4	$393.3	$376.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	401.3	388.1	370.9
Other amortizations	12.4	54.2	40.2
Deferred tax expense and investment tax credits	114.2	55.2	108.3
Equity income from unconsolidated investments, net	(33.8)	(40.4)	(43.7)
Distributions from equity method investments	30.6	36.4	35.4
Equity component of allowance for funds used during construction	(24.4)	(23.1)	(20.3)
Other	15.7	2.0	(3.7)
Other changes in assets and liabilities:
Accounts receivable	36.8	48.7	(49.2)
Sales of accounts receivable	(17.0)	(7.0)	(101.0)
Regulatory assets	(104.5)	(439.8)	140.5
Regulatory liabilities	(67.8)	10.8	(90.8)
Deferred taxes	94.6	138.4	101.9
Pension and other benefit obligations	30.1	215.1	(157.4)
Other	(5.4)	59.7	23.7
Net cash flows from operating activities	871.2	891.6	731.0
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(963.6)	(838.9)	(731.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(70.7)	(63.9)	(66.7)
Proceeds from Minnesota electric and natural gas distribution asset sales	139.9	—	—
Proceeds from Franklin County wind farm cash grant	—	—	62.4
Other	(24.8)	(14.9)	(18.8)
Net cash flows used for investing activities	(919.2)	(917.7)	(754.7)
Cash flows from (used for) financing activities:
Common stock dividends	(247.3)	(225.8)	(208.3)
Proceeds from issuance of common stock, net	151.2	—	—
Payments to redeem cumulative preferred stock of IPL and WPL	—	—	(211.0)
Proceeds from issuance of cumulative preferred stock of IPL	—	—	200.0
Proceeds from issuance of long-term debt	250.7	812.9	250.0
Payments to retire long-term debt	(183.0)	(358.5)	(1.5)
Net change in commercial paper	18.5	(138.1)	11.9
Other	6.8	(17.3)	(28.8)
Net cash flows from (used for) financing activities	(3.1)	73.2	12.3
Net increase (decrease) in cash and cash equivalents	(51.1)	47.1	(11.4)
Cash and cash equivalents at beginning of period	56.9	9.8	21.2
Cash and cash equivalents at end of period	$5.8	$56.9	$9.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($184.8)	($180.8)	($171.7)
Income taxes, net	$—	$5.3	$9.6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$148.3	$160.3	$103.8
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2013:
Beginning balance	$1.1	$1,511.2	$1,630.7	($0.8)	($7.3)	$3,134.9
Net income attributable to Alliant Energy common shareowners			358.3			358.3
Common stock dividends ($1.88 per share)			(208.3)			(208.3)
Preferred stock issuance costs		(5.4)				(5.4)
Other		2.0			(0.7)	1.3
Other comprehensive income, net of tax				0.6		0.6
Ending balance	1.1	1,507.8	1,780.7	(0.2)	(8.0)	3,281.4
2014:
Net income attributable to Alliant Energy common shareowners			383.1			383.1
Common stock dividends ($2.04 per share)			(225.8)			(225.8)
Other		1.3			(0.9)	0.4
Other comprehensive loss, net of tax				(0.4)		(0.4)
Ending balance	1.1	1,509.1	1,938.0	(0.6)	(8.9)	3,438.7
2015:
Net income attributable to Alliant Energy common shareowners			378.2			378.2
Common stock dividends ($2.20 per share)			(247.3)			(247.3)
Common stock issued, net		151.2				151.2
Other		2.7			0.4	3.1
Other comprehensive income, net of tax				0.2		0.2
Ending balance	$1.1	$1,663.0	$2,068.9	($0.4)	($8.5)	$3,724.1

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(q) to the financial statements, the Company has elected to change the method of calculating its income tax provision and related deferred tax assets and liabilities. The Company has retrospectively applied the new method to all periods presented in the accompanying financial statements.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2016

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating revenues:
Electric utility	$1,503.8	$1,493.3	$1,491.8
Gas utility	217.3	296.5	273.9
Steam and other	53.4	58.3	53.1
Total operating revenues	1,774.5	1,848.1	1,818.8
Operating expenses:
Electric production fuel and purchased power	428.4	497.3	537.3
Electric transmission service	328.2	323.4	301.4
Cost of gas sold	123.3	185.5	160.3
Other operation and maintenance	389.9	381.1	362.3
Depreciation and amortization	207.2	197.5	191.1
Taxes other than income taxes	55.6	54.1	54.4
Total operating expenses	1,532.6	1,638.9	1,606.8
Operating income	241.9	209.2	212.0
Interest expense and other:
Interest expense	96.8	89.9	81.3
Allowance for funds used during construction	(28.2)	(25.9)	(21.0)
Interest income and other	(0.2)	2.3	(0.3)
Total interest expense and other	68.4	66.3	60.0
Income before income taxes	173.5	142.9	152.0
Income tax benefit	(22.7)	(48.9)	(36.3)
Net income	196.2	191.8	188.3
Preferred dividend requirements	10.2	10.2	16.3
Earnings available for common stock	$186.0	$181.6	$172.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.5	$5.3
Accounts receivable, less allowance for doubtful accounts	200.0	216.7
Production fuel, at weighted average cost	60.2	52.7
Gas stored underground, at weighted average cost	18.2	30.8
Materials and supplies, at weighted average cost	45.7	42.0
Regulatory assets	39.6	38.7
Deferred tax assets	—	104.0
Other	28.2	65.0
Total current assets	396.4	555.2
Property, plant and equipment, net	4,925.1	4,554.7
Investments	19.6	19.1
Other assets:
Regulatory assets	1,363.0	1,319.2
Deferred charges and other	5.0	2.0
Total other assets	1,368.0	1,321.2
Total assets	$6,709.1	$6,450.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150.0
Accounts payable	197.2	259.6
Accounts payable to associated companies	37.7	31.3
Regulatory liabilities	130.9	129.7
Accrued taxes	67.6	45.3
Accrued interest	28.2	25.4
Other	69.5	64.6
Total current liabilities	531.1	705.9
Long-term debt, net (excluding current portion)	1,856.9	1,608.0
Other liabilities:
Deferred tax liabilities	1,378.0	1,370.3
Regulatory liabilities	358.3	453.8
Pension and other benefit obligations	160.2	142.4
Other	229.3	185.5
Total other liabilities	2,125.8	2,152.0
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,407.8	1,242.8
Retained earnings	554.1	508.1
Total Interstate Power and Light Company common equity	1,995.3	1,784.3
Cumulative preferred stock	200.0	200.0
Total equity	2,195.3	1,984.3
Total liabilities and equity	$6,709.1	$6,450.2
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$196.2	$191.8	$188.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	207.2	197.5	191.1
Deferred tax expense (benefit) and investment tax credits	28.9	(11.5)	3.0
Equity component of allowance for funds used during construction	(18.6)	(17.1)	(13.8)
Other	19.5	11.3	(0.7)
Other changes in assets and liabilities:
Accounts receivable	20.4	43.3	(55.9)
Sales of accounts receivable	(17.0)	(7.0)	(101.0)
Regulatory assets	(76.3)	(272.9)	71.4
Accounts payable	(42.7)	18.8	25.6
Regulatory liabilities	(75.5)	(18.9)	(82.3)
Deferred taxes	82.1	140.4	92.4
Pension and other benefit obligations	17.8	93.8	(74.3)
Other	43.0	36.6	(11.2)
Net cash flows from operating activities	385.0	406.1	232.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(619.3)	(526.0)	(400.2)
Proceeds from Minnesota electric and natural gas distribution asset sales	139.9	—	—
Other	(32.5)	(26.7)	(23.1)
Net cash flows used for investing activities	(511.9)	(552.7)	(423.3)
Cash flows from financing activities:
Common stock dividends	(140.0)	(140.0)	(128.1)
Capital contributions from parent	165.0	90.0	120.0
Payments to redeem cumulative preferred stock	—	—	(150.0)
Proceeds from issuance of cumulative preferred stock	—	—	200.0
Proceeds from issuance of long-term debt	250.0	250.0	250.0
Payments to retire long-term debt	(150.0)	(38.4)	—
Net change in commercial paper	—	—	(76.3)
Other	1.1	(14.1)	(25.0)
Net cash flows from financing activities	126.1	147.5	190.6
Net increase (decrease) in cash and cash equivalents	(0.8)	0.9	(0.1)
Cash and cash equivalents at beginning of period	5.3	4.4	4.5
Cash and cash equivalents at end of period	$4.5	$5.3	$4.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($93.9)	($89.8)	($80.7)
Income taxes, net	$19.3	$20.1	$0.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$77.0	$113.2	$58.1

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2013:
Beginning balance	$33.4	$1,037.8	$415.2	$1,486.4
Earnings available for common stock			172.0	172.0
Common stock dividends			(128.1)	(128.1)
Capital contribution from parent		120.0		120.0
Preferred stock issuance costs		(5.4)		(5.4)
Other		0.4	2.8	3.2
Ending balance	33.4	1,152.8	461.9	1,648.1
2014:
Earnings available for common stock			181.6	181.6
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		90.0		90.0
Other			4.6	4.6
Ending balance	33.4	1,242.8	508.1	1,784.3
2015:
Earnings available for common stock			186.0	186.0
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		165.0		165.0
Ending balance	$33.4	$1,407.8	$554.1	$1,995.3

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowner of
Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(q) to the financial statements, the Company has elected to change the method of calculating its income tax provision and related deferred tax assets and liabilities. The Company has retrospectively applied the new method to all periods presented in the accompanying financial statements.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2016

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating revenues:
Electric utility	$1,266.7	$1,220.3	$1,197.2
Gas utility	163.9	221.0	190.9
Other	4.5	7.8	18.2
Total operating revenues	1,435.1	1,449.1	1,406.3
Operating expenses:
Electric production fuel and purchased power	409.3	379.9	404.5
Electric transmission service	157.1	124.1	116.9
Cost of gas sold	95.8	142.3	116.4
Other operation and maintenance	235.4	277.2	258.4
Depreciation and amortization	184.3	181.2	172.2
Taxes other than income taxes	44.5	43.4	41.8
Total operating expenses	1,126.4	1,148.1	1,110.2
Operating income	308.7	301.0	296.1
Interest expense and other:
Interest expense	92.4	86.4	85.0
Equity income from unconsolidated investments	(35.1)	(42.8)	(43.7)
Allowance for funds used during construction	(8.7)	(8.9)	(9.8)
Interest income and other	(0.4)	(0.1)	(0.1)
Total interest expense and other	48.2	34.6	31.4
Income before income taxes	260.5	266.4	264.7
Income taxes	82.9	85.3	85.6
Net income	177.6	181.1	179.1
Net income attributable to noncontrolling interest	1.3	0.7	—
Preferred dividend requirements	—	—	1.6
Earnings available for common stock	$176.3	$180.4	$177.5

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$46.7
Accounts receivable, less allowance for doubtful accounts	185.4	185.8
Production fuel, at weighted average cost	38.6	31.1
Gas stored underground, at weighted average cost	25.1	36.3
Materials and supplies, at weighted average cost	33.5	29.2
Regulatory assets	80.6	29.4
Prepaid gross receipts tax	39.2	38.0
Deferred tax assets	—	37.7
Other	20.7	23.2
Total current assets	423.5	457.4
Property, plant and equipment, net	4,103.7	3,938.9
Investments:
Investment in American Transmission Company LLC	293.3	286.5
Other	15.4	19.5
Total investments	308.7	306.0
Other assets:
Regulatory assets	425.4	396.4
Deferred charges and other	9.1	18.9
Total other assets	434.5	415.3
Total assets	$5,270.4	$5,117.6

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$30.6
Commercial paper	19.9	—
Accounts payable	136.0	112.9
Accounts payable to associated companies	21.6	25.5
Regulatory liabilities	56.2	70.4
Accrued interest	23.7	24.3
Other	79.5	46.6
Total current liabilities	336.9	310.3
Long-term debt, net (excluding current portion)	1,533.9	1,532.5
Other liabilities:
Deferred tax liabilities	1,005.4	967.1
Regulatory liabilities	192.3	167.3
Capital lease obligations - Sheboygan Falls Energy Facility	83.6	89.4
Pension and other benefit obligations	188.7	180.4
Other	162.0	155.2
Total other liabilities	1,632.0	1,559.4
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	731.1	681.7
Total Wisconsin Power and Light Company common equity	1,756.3	1,706.9
Noncontrolling interest	11.3	8.5
Total equity	1,767.6	1,715.4
Total liabilities and equity	$5,270.4	$5,117.6
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$177.6	$181.1	$179.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	184.3	181.2	172.2
Other amortizations	5.3	47.3	29.5
Deferred tax expense and investment tax credits	77.6	82.6	89.8
Equity income from unconsolidated investments	(35.1)	(42.8)	(43.7)
Distributions from equity method investments	30.6	36.4	35.4
Other	(5.7)	(7.2)	(6.7)
Other changes in assets and liabilities:
Regulatory assets	(28.2)	(166.9)	69.1
Regulatory liabilities	7.7	29.7	(8.5)
Pension and other benefit obligations	8.3	92.0	(71.3)
Other	27.4	(9.0)	(21.6)
Net cash flows from operating activities	449.8	424.4	423.3
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(344.3)	(312.9)	(331.4)
Other	(13.9)	(7.2)	(4.5)
Net cash flows used for investing activities	(358.2)	(320.1)	(335.9)
Cash flows used for financing activities:
Common stock dividends	(126.9)	(118.7)	(116.3)
Payments to redeem cumulative preferred stock	—	—	(61.0)
Proceeds from issuance of long-term debt	—	250.0	—
Net change in commercial paper	19.9	(183.7)	97.1
Other	(30.9)	(5.7)	(7.4)
Net cash flows used for financing activities	(137.9)	(58.1)	(87.6)
Net increase (decrease) in cash and cash equivalents	(46.3)	46.2	(0.2)
Cash and cash equivalents at beginning of period	46.7	0.5	0.7
Cash and cash equivalents at end of period	$0.4	$46.7	$0.5
Supplemental cash flows information:
Cash paid during the period for:
Interest	($93.1)	($84.6)	($85.0)
Income taxes, net	($7.4)	($12.2)	($22.9)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$55.2	$38.4	$37.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
	(in millions)
2013:
Beginning balance	$66.2	$959.2	$565.9	$—	$1,591.3
Earnings available for common stock			177.5		177.5
Common stock dividends			(116.3)		(116.3)
Other		(0.2)	(4.9)		(5.1)
Ending balance	66.2	959.0	622.2	—	1,647.4
2014:
Net income			180.4	0.7	181.1
Common stock dividends			(118.7)		(118.7)
Contributions from noncontrolling interest				8.6	8.6
Distributions to noncontrolling interest				(0.8)	(0.8)
Other			(2.2)		(2.2)
Ending balance	66.2	959.0	681.7	8.5	1,715.4
2015:
Net income			176.3	1.3	177.6
Common stock dividends			(126.9)		(126.9)
Contributions from noncontrolling interest				3.4	3.4
Distributions to noncontrolling interest				(1.9)	(1.9)
Ending balance	$66.2	$959.0	$731.1	$11.3	$1,767.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General -
Description of Business - Alliant Energy’s financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary wholly-owned subsidiaries are IPL, WPL, Resources and Corporate Services.

IPL’s financial statements include the accounts of IPL and its consolidated subsidiary, IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa, and is engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. Refer to Note 3 for discussion of IPL’s sales of its Minnesota electric and natural gas distribution assets, which were sold in 2015.

WPL’s financial statements include the accounts of WPL and its consolidated subsidiary, WPL Transco, which holds Alliant Energy’s investment in ATC. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin. Refer to Note 6(a) for further discussion of ATC.

Resources is comprised of Transportation, Non-regulated Generation, ATI and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Non-regulated Generation owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation owns the non-regulated 99 MW Franklin County wind farm located in Franklin County, Iowa. Refer to Note 6(a) for discussion of ATI, a wholly-owned subsidiary of Resources, which holds a partial interest in WPL Transco.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly-owned utility EGUs. Unconsolidated investments, which Alliant Energy and WPL do not control, but do have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Refer to Notes 1(n) and 6(a) for further discussion of VIEs and equity method investments, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The financial statements are prepared in conformity with GAAP, which give recognition to the rate-making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein exclude discontinued operations for all periods presented, and assets and liabilities held for sale as of December 31, 2014. Refer to Note 1(p) for discussion of a new accounting standard related to the presentation of debt issuance costs on the balance sheets, which Alliant Energy, IPL and WPL elected to early adopt in the fourth quarter of 2015. In addition, refer to Note 1(c) for discussion of a change in method of recording income taxes implemented in the fourth quarter of 2015 that impacts the separate financial statements of IPL and WPL. As required by GAAP, all prior period financial statements and disclosures presented herein have been restated to reflect these changes. Refer to Note 1(q) for details.

Use of Estimates - The preparation of the financial statements requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Amounts deferred as regulatory assets or accrued as regulatory liabilities are generally recognized in the income statements at the time they are reflected in rates. Refer to Note 2 for additional discussion of regulatory assets and regulatory liabilities.

NOTE 1(c) Income Taxes - The liability method of accounting is followed for deferred taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state apportionment rates. Changes in deferred tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead recorded to regulatory assets or regulatory liabilities until these temporary differences reverse. Refer to Note 2 for further discussion of regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred tax expense on all temporary differences since 1991.

Investment tax credits are deferred and amortized to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed.

The alternative transition method has been elected to calculate the beginning pool of excess tax benefits available to absorb any tax deficiencies associated with recognition of share-based payment awards.

Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries. In addition, a combined return including Alliant Energy and all of its subsidiaries is filed in Wisconsin. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. In the fourth quarter of 2015, IPL and WPL changed their method of calculating their income tax provisions and related deferred tax assets and liabilities from the parent-company-down approach to the modified separate return approach. IPL and WPL believe the new method is preferable to the prior method because income taxes are more reflective of amounts that IPL and WPL would have reported as separate tax return filers, and the new method is more consistent with the way in which IPL’s and WPL’s regulators determine the tax-related components of their cost-based rates. Under the parent-company-down approach, consolidated income taxes were fully allocated to Alliant Energy’s subsidiaries, including IPL and WPL, based on a prorated allocation of separate company results using consolidated tax rates and apportionment factors.

Under the modified separate return approach, IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2015, 2014 or 2013.

IPL’s and WPL’s comparative financial statements for prior years have been adjusted to apply the change in method of calculating their income tax provisions and related deferred tax assets and liabilities retrospectively. Refer to Note 1(q) for discussion of the changes to IPL’s and WPL’s financial statements.

NOTE 1(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

NOTE 1(e) Property, Plant and Equipment -
Utility Plant -
General - Utility plant is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Generally, ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized consistent with rate-making policies. However, if regulators have approved recovery of the remaining net book value of property, plant and equipment that is retired early, the remaining net book value is reclassified from property, plant and equipment to regulatory assets upon retirement. Property, plant and equipment that is probable of being retired early is classified as plant anticipated to be retired early.

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage, estimated cost of removal and group depreciation rates. These depreciation studies are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service component of rates charged to customers. The average rates of depreciation for electric, gas and other properties, consistent with current rate-making practices, were as follows:

	IPL			WPL
	2015	2014	2013	2015	2014	2013
Electric - generation	3.6%	3.6%	3.6%	3.2%	3.2%	3.3%
Electric - distribution	2.4%	2.5%	2.5%	2.7%	2.7%	2.7%
Electric - other	4.0%	4.0%	4.0%	4.5%	5.9%	5.0%
Gas	3.2%	3.3%	3.4%	2.5%	2.5%	2.5%
Other	3.9%	4.3%	4.7%	6.0%	6.0%	5.1%

AFUDC - AFUDC represents costs to finance construction additions, including a return on equity component and cost of debt component as required by regulatory accounting. AFUDC for IPL’s construction projects is calculated in accordance with FERC guidelines. AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2015	2014	2013
IPL (Marshalltown CWIP) (a)	7.9%	8.0%	—%
IPL (other CWIP)	7.7%	7.8%	8.2%
WPL (retail jurisdiction)	8.2%	8.2%	8.2%
WPL (wholesale jurisdiction)	7.9%	4.1%	4.5%

(a)
In 2013, the IUB issued an order establishing rate-making principles for Marshalltown that requires a 10.3% return on common equity for the calculation of AFUDC related to the construction of such facility.

In accordance with their most recent rate orders, IPL applies its AFUDC rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its most recent rate order.

Non-utility Property -
General - Non-utility property is recorded at the original cost of acquisition or construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Upon retirement or sale of non-utility property, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income statements.

Costs related to software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the related software. Corporate Services placed in service a new customer billing and information system for IPL and WPL in 2015, which is amortized over a 12-year period. The majority of the remaining software is amortized over a 5-year period. If software is retired prior to being fully amortized, the difference is recorded as a loss in the income statements.

NOTE 1(f) Operating Revenues -
Utility - Revenues from Alliant Energy’s utility business are primarily from electricity and natural gas sales and are recognized on an accrual basis as services are rendered or commodities are delivered to customers. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded in such reporting period. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates.

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. IPL’s estimated recovery amount is recorded in the current period of service and is reflected in customer bills within two years under the provisions of approved formula rates. WPL’s estimated recovery amount is recorded in the current period of service and subject to final adjustments after a customer audit period in the subsequent year. Final settled recovery amounts are reflected in WPL’s customer bills within two years under the provisions of approved formula rates.

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO. IPL’s and WPL’s customers and generating resources are located in the MISO region. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO for each hour of each day. The net supply to MISO is recorded in “Electric utility operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and purchased power” in the income statements.

Non-regulated - Revenues from Alliant Energy’s non-regulated businesses are primarily from its Transportation business and are recognized on an accrual basis as services are rendered or goods are delivered to customers.

Taxes Collected from Customers - Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. Operating revenues do not include the collection of the aforementioned taxes.

Revenue Recognition - Refer to Note 1(p) for discussion of a new accounting standard issued by FASB in 2014, which provides principles for recognizing revenue.

NOTE 1(g) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Energy Purchases (Fuel-related Costs) - Fuel-related costs are incurred each period to generate and purchase electricity to meet the demand of IPL’s and WPL’s electric customers. These fuel-related costs include the cost of fossil fuels (primarily coal and natural gas) used during each period to produce electricity at their EGUs, electricity purchased each period from wholesale energy markets (primarily MISO) and under PPAs, costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their EGUs and costs for chemicals utilized to control emissions from their EGUs. These fuel-related costs are recorded in “Electric production fuel and purchased power” in the income statements.

IPL Retail - The cost recovery mechanisms applicable for IPL’s retail electric customers provide for subsequent adjustments to their electric rates each month for changes in fuel-related costs. Fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction also currently allow IPL to recover prudently incurred costs for emission allowances required to comply with EPA regulations, including the Acid Rain program, through the fuel adjustment clause. Changes in the under-/over-collection of these costs each period are recognized in “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. The fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction currently do not contain a provision for recovery of environmental controls chemical costs to flow through the fuel adjustment clause.

Effective February 2014, IPL began recovering the Iowa retail portion of the DAEC PPA costs from its Iowa retail electric customers through the fuel adjustment clause pursuant to a January 2013 IUB order. This PPA does not contain minimum payments for electric generating capacity.

WPL Retail - The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. However, if WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Deferred amounts for fuel-related costs outside the approved fuel monitoring ranges are recognized in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s income statements each period. The cumulative effects of these deferred amounts are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers. WPL’s retail fuel-related costs include costs for emission allowances and environmental controls chemicals.

IPL and WPL Wholesale - The cost recovery mechanisms applicable for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in fuel-related costs. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and purchased power” in the income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances and environmental controls chemicals are excluded from the fuel-related cost recovery mechanisms and are recovered from their wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Purchased Electric Capacity - PPAs help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Electric production fuel and purchased power” in the income statements. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Electric Transmission Service - Costs incurred for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are charged each period to “Electric transmission service” in the income statements.

IPL Retail - Electric transmission service expense is recovered from IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

WPL Retail - Electric transmission service expense is recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings.

Pursuant to the escrow accounting treatment WPL received as part of its approved retail electric rate case (2015/2016 Test Period) in July 2014 from the PSCW, the difference between actual electric transmission service expense incurred and the amount of electric transmission service costs collected from customers as electric revenues in 2015 and 2016 will be recognized in “Electric transmission service” in Alliant Energy’s and WPL’s income statements each period. An offsetting amount will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers.

IPL and WPL Wholesale - IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. Electric transmission service expense is allocated to and recovered from these customers based on a load ratio share computation.

Cost of Gas Sold - Costs are incurred for the purchase, transportation and storage of natural gas to serve IPL’s and WPL’s gas customers and the costs associated with the natural gas delivered to customers during each period are charged to “Cost of gas sold” in the income statements. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates each month for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the income statements each period. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Energy Efficiency Costs - Costs are incurred to fund energy efficiency programs and initiatives that help customers reduce their energy usage. The costs incurred for these programs and initiatives are charged to “Other operation and maintenance” in the income statements each period. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers in Iowa through an additional tariff called an EECR factor. EECR factors are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliations of any under-/over-collection of energy efficiency costs from prior periods are also addressed in WPL’s periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs each period for IPL and WPL are recognized in “Other operation and maintenance” in the income statements. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Refer to Note 2 for additional information regarding these utility cost recovery mechanisms.

NOTE 1(h) Financial Instruments - Financial instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the balance sheets. At the end of each reporting period, derivative instruments representing unrealized gain positions are reported as derivative assets, and derivative instruments representing unrealized loss positions are reported as derivative liabilities. Certain commodity purchase and sales contracts qualify for and have been designated under the normal purchase and sale exception. Based on this designation, such contracts are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on IPL’s and WPL’s derivative instruments. Refer to Notes 14, 15 and 16(f) for further discussion of derivatives and related credit risk.

NOTE 1(i) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment.

Property, Plant and Equipment of Non-regulated Operations - Property, plant and equipment of non-regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. In 2015, declines in forward electricity prices suggested that there may be an impairment indicator for the Franklin County wind farm as a result of exposure to market prices. Alliant Energy performed an impairment test, which included an evaluation of key assumptions, including forward electricity prices, expected output of the wind farm, status of transmission upgrades expected to be completed, the expected life of the wind farm, and likelihood of the sale of the wind farm. Alliant Energy concluded that the estimated undiscounted future cash flows exceeded the carrying value of the Franklin County wind farm as of December 31, 2015, resulting in no impairment. However a further decline in average forward electricity prices of $2 to $3 per MWh over the remaining life of the wind farm could result in an impairment charge that would be material and would likely exceed half of the $130 million carrying value at December 31, 2015.

Unconsolidated Equity Investments - If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting exceeds fair value and the decline in value is other than temporary, potential impairment is assessed. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value. Refer to Note 6(a) for additional discussion of investments accounted for under the equity method of accounting.

NOTE 1(j) Emission Allowances - Emission allowances are granted by the EPA at zero cost and permit the holder of the allowances to emit certain gaseous by-products of fossil fuel combustion, including SO2 and NOx. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used. Emission allowances allocated or acquired are held primarily for consumption.

Amortization of emission allowances recorded in “Electric production fuel and purchased power” in the income statements in 2015, 2014 and 2013 was not material, and is based upon a weighted average cost for each EPA compliance program category of vintage year utilized during the reporting period. As of December 31, 2015, future estimated amortization expense for emission allowances was not material for 2016 through 2020.

Cash inflows and outflows related to sales and purchases of emission allowances are presented in investing activities in the cash flows statements. Refer to Note 2 for information regarding regulatory assets related to emission allowances.

NOTE 1(k) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period that IPL’s customer rates are increased to recover the ARO expenditures. WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates included in the most recent depreciation study approved by the PSCW in its May 2012 order and subsequently approved by FERC. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-regulated operations are recorded to depreciation and amortization expenses in Alliant Energy’s income statements. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets. Refer to Note 13 for additional discussion of AROs.

NOTE 1(l) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-regulated businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 2 for information on regulatory assets related to IPL’s and WPL’s debt retired early or refinanced. Refer to Note 1(p) for discussion of the adoption of a new accounting standard in the fourth quarter of 2015 related to the presentation of debt issuance costs on the balance sheets.

NOTE 1(m) Allowance for Doubtful Accounts - Allowances for doubtful accounts are recorded for estimated losses resulting from the inability of customers to make required payments. Allowances for doubtful accounts are estimated based on historical write-offs, customer arrears and other economic factors within IPL’s and WPL’s service territories. Refer to Note 5(a) for details of allowance for doubtful accounts.

NOTE 1(n) Variable Interest Entities - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or its equity investors lack any of the following characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. The financial statements did not reflect any VIEs on a consolidated basis.

NOTE 1(o) Cash Flows Presentation - Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its cash flows statements.

NOTE 1(p) New Accounting Standards -
Revenue Recognition - In May 2014, FASB issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2018 and are currently evaluating the impact of this standard on their financial condition and results of operations.

Presentation of Debt Issuance Costs - In April 2015, FASB issued an accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Under the new standard, debt issuance costs related to a recognized debt liability are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In the fourth quarter of 2015, Alliant Energy, IPL and WPL elected to early adopt this standard, which is applied retrospectively. Refer to Note 1(q) for further discussion.

Presentation of Deferred Taxes - In November 2015, FASB issued an accounting standard to simplify the presentation of deferred taxes on the balance sheet. Under the new standard, all deferred tax assets and liabilities are presented as non-current on the balance sheet. In the fourth quarter of 2015, Alliant Energy, IPL and WPL elected to early adopt this standard with prospective application. As such, prior period amounts have not been retrospectively adjusted for this standard.

NOTE 1(q) Changes in Accounting Principles - Refer to Note 1(p) for discussion of a new accounting standard related to the presentation of debt issuance costs on the balance sheets, which Alliant Energy, IPL and WPL elected to early adopt in the fourth quarter of 2015. In addition, refer to Note 1(c) for discussion of a change in method of calculating income tax provisions and related deferred tax assets and liabilities for IPL and WPL implemented in the fourth quarter of 2015.

Comparative financial statements for prior years have been adjusted to retrospectively apply the new accounting standard related to the presentation of debt issuance costs for Alliant Energy, IPL and WPL, and change in method of calculating the income tax provisions and related deferred tax assets and liabilities for IPL and WPL. There are no required resettlements of cash between the companies for these periods. The following financial statement line items were affected by these changes (in millions):

Alliant Energy	Originally	Effect of New	As
Balance Sheet as of December 31, 2014	Reported	Accounting Standard	Adjusted
Deferred charges and other	$43.9	($22.4)	$21.5
Total other assets	1,759.5	(22.4)	1,737.1
Total assets	12,085.9	(22.4)	12,063.5
Long-term debt, net (excluding current portion)	3,606.7	(22.4)	3,584.3
Total liabilities and equity	12,085.9	(22.4)	12,063.5

IPL	2014			2013
Income Statements		Effect of Change in			Effect of Change in
	Originally	Method of Calculating	As	Originally	Method of Calculating	As
	Reported	Income Taxes	Adjusted	Reported	Income Taxes	Adjusted
Income tax benefit	($51.7)	$2.8	($48.9)	($37.9)	$1.6	($36.3)
Net income	194.6	(2.8)	191.8	189.9	(1.6)	188.3
Earnings available for common stock	184.4	(2.8)	181.6	173.6	(1.6)	172.0

IPL		Effect of New	Effect of Change in
Balance Sheets	Originally	Accounting	Method of Calculating	As
December 31, 2014	Reported	Standard	Income Taxes	Adjusted
Deferred tax assets	$104.9	$—	($0.9)	$104.0
Total current assets	556.1	—	(0.9)	555.2
Deferred charges and other	12.7	(10.7)	—	2.0
Total other assets	1,331.9	(10.7)	—	1,321.2
Total assets	6,461.8	(10.7)	(0.9)	6,450.2
Long-term debt, net (excluding current portion)	1,618.7	(10.7)	—	1,608.0
Deferred tax liabilities	1,341.4	—	28.9	1,370.3
Total other liabilities	2,123.1	—	28.9	2,152.0
Retained earnings	537.9	—	(29.8)	508.1
Total IPL common equity	1,814.1	—	(29.8)	1,784.3
Total equity	2,014.1	—	(29.8)	1,984.3
Total liabilities and equity	6,461.8	(10.7)	(0.9)	6,450.2
January 1, 2014
Retained earnings	493.5	—	(31.6)	461.9
January 1, 2013
Retained earnings	448.0	—	(32.8)	415.2

IPL	2014			2013
Cash Flows		Effect of Change in			Effect of Change in
	Originally	Method of Calculating	As	Originally	Method of Calculating	As
	Reported	Income Taxes	Adjusted	Reported	Income Taxes	Adjusted
Cash flows from operating activities:
Net income	$194.6	($2.8)	$191.8	$189.9	($1.6)	$188.3
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred tax expense (benefit) and investment tax credits	(9.7)	(1.8)	(11.5)	4.2	(1.2)	3.0
Other changes in assets and liabilities:
Other	32.0	4.6	36.6	(14.0)	2.8	(11.2)

WPL	2014			2013
Income Statements		Effect of Change in			Effect of Change in
	Originally	Method of Calculating	As	Originally	Method of Calculating	As
	Reported	Income Taxes	Adjusted	Reported	Income Taxes	Adjusted
Income taxes	$85.6	($0.3)	$85.3	$87.2	($1.6)	$85.6
Net income	180.8	0.3	181.1	177.5	1.6	179.1
Earnings available for common stock	180.1	0.3	180.4	175.9	1.6	177.5

WPL		Effect of New	Effect of Change in
Balance Sheets	Originally	Accounting	Method of Calculating	As
December 31, 2014	Reported	Standard	Income Taxes	Adjusted
Deferred tax assets	$37.5	$—	$0.2	$37.7
Total current assets	457.2	—	0.2	457.4
Deferred charges and other	29.7	(10.8)	—	18.9
Total other assets	426.1	(10.8)	—	415.3
Total assets	5,128.2	(10.8)	0.2	5,117.6
Long-term debt, net (excluding current portion)	1,543.3	(10.8)	—	1,532.5
Deferred tax liabilities	970.0	—	(2.9)	967.1
Total other liabilities	1,562.3	—	(2.9)	1,559.4
Retained earnings	678.6	—	3.1	681.7
Total WPL common equity	1,703.8	—	3.1	1,706.9
Total equity	1,712.3	—	3.1	1,715.4
Total liabilities and equity	5,128.2	(10.8)	0.2	5,117.6
January 1, 2014
Retained earnings	617.2	—	5.0	622.2
January 1, 2013
Retained earnings	557.6	—	8.3	565.9

WPL	2014			2013
Cash Flows		Effect of Change in			Effect of Change in
	Originally	Method of Calculating	As	Originally	Method of Calculating	As
	Reported	Income Taxes	Adjusted	Reported	Income Taxes	Adjusted
Cash flows from operating activities:
Net income	$180.8	$0.3	$181.1	$177.5	$1.6	$179.1
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred tax expense and investment tax credits	80.7	1.9	82.6	86.5	3.3	89.8
Other changes in assets and liabilities:
Other	(6.8)	(2.2)	(9.0)	(16.7)	(4.9)	(21.6)

The change in method of calculating the income tax provisions and related deferred tax assets and liabilities for IPL and WPL did not have a material impact on their income statements or cash flows statements for 2015. The following balance sheet line items for 2015 were affected by this change in method for IPL and WPL (in millions):

IPL	As Computed Under	As Reported Under
Balance Sheet as of December 31, 2015	Parent-company-down	Modified Separate	Effect of
	Approach	Return Approach	Change
Deferred tax liabilities	$1,346.7	$1,378.0	$31.3
Total other liabilities	2,094.5	2,125.8	31.3
Retained earnings	585.4	554.1	(31.3)
Total IPL common equity	2,026.6	1,995.3	(31.3)
Total equity	2,226.6	2,195.3	(31.3)

WPL	As Computed Under	As Reported Under
Balance Sheet as of December 31, 2015	Parent-company-down	Modified Separate	Effect of
	Approach	Return Approach	Change
Other current liabilities	$78.2	$79.5	$1.3
Total current liabilities	335.6	336.9	1.3
Deferred tax liabilities	1,010.8	1,005.4	(5.4)
Total other liabilities	1,637.4	1,632.0	(5.4)
Retained earnings	727.0	731.1	4.1
Total WPL common equity	1,752.2	1,756.3	4.1
Total equity	1,763.5	1,767.6	4.1

In addition, the following previously reported Selected Consolidated Quarterly Financial Data (Unaudited) for the three months ended were impacted as a result of the change in method of calculating the income tax provisions and related deferred tax assets and liabilities for IPL and WPL (in millions):

	March 31, 2015		June 30, 2015		September 30, 2015
	Originally	As	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
IPL
Net income	$50.4	$50.1	$19.2	$19.0	$120.0	$119.1
Earnings available for common stock	47.8	47.5	16.7	16.5	117.4	116.5
WPL
Net income	44.8	45.1	39.5	39.7	67.9	68.4
Earnings available for common stock	44.6	44.9	39.0	39.2	67.5	68.0

	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014
	Originally	As	Originally	As	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
IPL
Net income	$46.0	$45.3	$20.9	$20.5	$105.1	$104.6	$22.6	$21.4
Earnings available for common stock	43.4	42.7	18.4	18.0	102.5	102.0	20.1	18.9
WPL
Net income	54.8	55.2	34.6	34.7	61.6	57.9	29.8	33.3
Earnings available for common stock	54.8	55.2	34.6	34.7	61.6	57.9	29.1	32.6

NOTE 2. REGULATORY MATTERS
Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Tax-related	$987.7	$955.3	$958.2	$928.0	$29.5	$27.3
Pension and OPEB costs	579.5	570.2	298.1	287.9	281.4	282.3
AROs	92.4	73.7	50.8	41.4	41.6	32.3
Derivatives	70.6	46.9	28.2	28.0	42.4	18.9
WPL’s EGUs retired early	45.0	—	—	—	45.0	—
Commodity cost recovery	35.9	31.1	2.8	0.4	33.1	30.7
Emission allowances	26.9	27.4	26.9	27.4	—	—
Environmental-related costs	16.4	16.0	11.0	11.5	5.4	4.5
Debt redemption costs	14.3	16.1	9.5	10.9	4.8	5.2
Other	39.9	47.0	17.1	22.4	22.8	24.6
	$1,908.6	$1,783.7	$1,402.6	$1,357.9	$506.0	$425.8

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates; however, the respective carrying costs of these assets are not expected to be recovered from customers in future rates. At December 31, 2015, IPL and WPL had $30 million and $12 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of debt redemption and clean air compliance projects costs, and emission allowances. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the wholesale portion of under-collected fuel-related costs, which is discussed in Note 1(g), and environmental-related costs. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences include the impacts of qualifying deductions for repairs expenditures and allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. During 2015, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures, partially offset by a reduction in certain tax-related regulatory assets due to the sales of IPL’s Minnesota electric and natural gas distribution assets in 2015.

Pension and other postretirement benefits costs - The IUB and the PSCW have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of AOCL on the balance sheets, as these amounts are expected to be recovered in future rates. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets on the balance sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs. Regulatory assets are also increased or decreased as a result of the annual defined benefit plan measurement process.

Pension and OPEB costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and OPEB costs determined in accordance with GAAP and are calculated using different methods for the various regulatory jurisdictions in which IPL and WPL operate. The IUB authorized IPL in its 2009 Test Year Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its 2009 Test Year and an estimate of costs for its forward-looking post-Test Year (2010). The PSCW authorized WPL in its Wisconsin retail rate cases for the 2013/2014 and 2015/2016 Test Periods to recover from its electric and gas retail customers an estimated allocated portion of annual costs equal to the costs expected to be incurred during the respective test year periods. IPL and WPL are authorized to recover from their wholesale customers an allocated portion of actual pension costs incurred each year. In accordance with FERC-approved formula rates, any over- or under-collection of these pension costs each year are refunded to or recovered from customers through subsequent changes to wholesale customer rates. Refer to Note 12(a) for additional details regarding pension and OPEB costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. Refer to Note 13 for additional details of AROs.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

WPL’s electric generating units retired early - In December 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3. WPL received approval from FERC and the PSCW to reclassify the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and WPL’s balance sheets. The remaining net book value is included in WPL’s rate base and WPL is earning a return on the outstanding balance. WPL is currently recovering the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period beginning January 1, 2013 pursuant to orders previously received by the PSCW and FERC. Continued recovery of the retail portion of the remaining net book value of these EGUs is expected to be addressed in WPL’s next retail electric base rate case.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s cost recovery mechanisms.

Emission allowances - IPL entered into forward contracts in 2007 to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties to meet future CAIR emission reduction standards. Any SO2 emission allowances acquired under these forward contracts could be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under CSAPR. In 2011, the EPA issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The value of these allowances was nominal, which was significantly below the contract price for these allowances. As a result, Alliant Energy and IPL recognized an obligation and offsetting regulatory assets for the amount of the forward contracts that are probable of recovery from IPL’s customers. The current value of these allowances continues to be nominal and significantly below the contract price for these allowances.

Environmental-related costs - The IUB has permitted IPL to recover prudently incurred costs by allowing a representative level of MGP costs in the recoverable cost of service component of rates, as determined in its most recent retail gas rate case. Under the current rate-making treatment approved by the PSCW, the MGP expenditures of WPL are deferred and collected from retail gas customers over a five-year period after new rates are implemented. Regulatory assets recorded by IPL and WPL reflect the probable future rate recovery of MGP expenditures. Refer to Note 16(e) for additional details of environmental-related MGP costs.

Debt redemption costs - For debt retired early with no subsequent re-issuance, IPL and WPL defer any debt repayment premiums and unamortized debt issuance costs and discounts as regulatory assets. These regulatory assets are amortized over the remaining original life of the debt retired early. Debt repayment premiums and other losses resulting from the refinancing of debt by IPL and WPL are deferred as regulatory assets and amortized over the life of the new debt issued.

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2015 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period the likelihood of future recovery is less than probable.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Cost of removal obligations	$406.0	$421.7	$260.4	$279.1	$145.6	$142.6
IPL’s tax benefit riders	159.2	243.0	159.2	243.0	—	—
Energy efficiency cost recovery	48.3	64.3	—	—	48.3	64.3
Electric transmission cost recovery	43.5	19.4	21.9	19.4	21.6	—
Commodity cost recovery	37.6	15.4	23.5	15.1	14.1	0.3
Other	43.1	57.4	24.2	26.9	18.9	30.5
	$737.7	$821.2	$489.2	$583.5	$248.5	$237.7

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the estimated amounts they have collected in rates for these future removal costs and reduce the regulatory liability for amounts spent on removal activities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. In 2015, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $84 million as follows (in millions):

Electric tax benefit rider credits	$72
Gas tax benefit rider credits	12
$84

Electric tax benefit rider - The IUB has approved an electric tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail electric customers beginning in 2011 to help offset the impact of rate increases on such customers. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to IPL’s retail electric customers’ bills in Iowa, resulting in no impact to Alliant Energy’s and IPL’s net income from the electric tax benefit rider as follows (in millions):

	2015	2014	2013
Credit to IPL’s Iowa retail electric customers’ bills with reduction to electric revenues	$72	$85	$79
Income tax benefit resulting from decreased taxable income caused by credits	30	35	33
Income tax benefit representing tax benefits realized from electric tax benefit rider	42	50	46

In December 2015, the IUB issued an order authorizing $65 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa in 2016 through the electric tax benefit rider.

The IUB has authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills to recognize the revenue requirement impact of the changes in tax accounting methods related to tangible property and mixed service costs. The revenue requirement adjustment resulted in increases to electric revenues in Alliant Energy’s and IPL’s income statements and was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider as follows (in millions):

	2015	2014	2013
Revenue requirement adjustment	$14	$15	$24

In December 2015, the IUB authorized IPL to reduce the $65 million of billing credits on customers’ bills by $15 million in 2016 to recognize the revenue requirement impact of the changes in tax accounting methods.

Gas tax benefit rider - The IUB has approved a gas tax benefit rider proposed by IPL, which utilizes approximately $12 million of regulatory liabilities annually to credit bills of Iowa retail gas customers beginning in January 2013 to help offset the impact of rate increases on such customers. Any remaining benefit, including any portion not utilized of the agreed upon amount from January 2013 through December 2015, is expected to be credited to Iowa’s retail gas customers’ bills in 2016. Alliant Energy and IPL utilized gas tax benefit rider-related regulatory liabilities to credit IPL’s Iowa retail gas customers’ bills as follows (in millions):

	2015	2014	2013
Credit to IPL’s Iowa retail gas customers’ bills with reduction to gas revenues	$12	$12	$11
Income tax benefit resulting from decreased taxable income caused by credits	5	5	4
Income tax benefit representing tax benefits realized from gas tax benefit rider	7	7	7

Refer to Note 11 for additional details regarding IPL’s tax benefit riders.

Energy efficiency cost recovery - WPL and IPL collect revenues from their customers to offset certain expenditures incurred by WPL and IPL for energy efficiency programs, including state mandated programs and Shared Savings programs. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015, which contributed to the decrease in Alliant Energy’s and WPL’s “Energy efficiency cost recovery” regulatory liabilities.

Electric transmission cost recovery - Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to SSR costs expected to be incurred. Due to a revision in MISO’s method to allocate SSR costs, WPL no longer expects to incur certain SSR costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 are recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment authorized for WPL in its 2015/2016 Test Period retail electric rate case. Refer to Note 1(g) for additional details of IPL’s and WPL’s electric transmission service cost recovery mechanisms.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s commodity cost recovery mechanisms.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for environmental controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorized WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels during 2015 or 2016 and allows WPL to request a change in retail base rates during this period if its annual regulatory return on common equity falls below a certain level. As of December 31, 2015, Alliant Energy and WPL did not record any deferred amounts for these provisions.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement a decrease in annual retail gas base rates of $13 million effective January 1, 2013, followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain retail electric base rates at their then current levels through the end of 2014. The order included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded certain levels during 2013 or 2014. As of December 31, 2015, Alliant Energy and WPL deferred $8 million of WPL’s 2013 and 2014 earnings for these provisions, which is included in “Other” in Alliant Energy’s and WPL’s regulatory liabilities tables above. WPL currently expects the deferred amount will be refunded to its customers in a future rate case or other proceeding.

IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits of $105 million in aggregate. IPL recorded such billing credits in 2014 and 2015, and estimates billing credits in 2016, as follows (in millions):

	Actual		Estimated
	2014	2015	2016
Billing credits to reduce retail electric customers’ bills	$72	$24	$9

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - In December 2015, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $7 million, or approximately 1%, effective January 1, 2016. The increase reflects anticipated increases in retail electric fuel-related costs in 2016, including impacts of increased sales volumes approved in the retail base rate case for 2016. WPL’s 2016 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Deferral of under-collections are reduced to the extent WPL’s actual return on common equity exceeds the most recently authorized return on common equity.

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - In December 2014, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $39 million, or approximately 4%, effective January 1, 2015. The increase included $39 million of anticipated increases in retail electric fuel-related costs in 2015 attributable to $25 million for higher retail electric fuel-related costs per MWh anticipated in 2015 and $14 million from the impact of increased sales volumes approved in the retail electric base rate case for 2015. WPL’s 2015 fuel-related costs were subject to deferral if they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2015 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. As of December 31, 2015, fuel-related costs outside of the approved range were $10 million and are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - Pursuant to a 2013 PSCW order, WPL’s 2014 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs for 2014 of $33 million (including $28 million outside the approved range for 2014). As of December 31, 2015 and 2014, the $28 million of deferred fuel-related costs were included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory assets table above. In July 2015, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $28 million, or approximately 2%, effective January 1, 2016 to recover the 2014 Test Year deferred fuel-related costs.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Utility:
Electric plant:
In service:
Generation	$5,643.7	$5,463.0	$3,011.6	$2,872.4	$2,632.1	$2,590.6
Distribution	4,489.9	4,435.4	2,447.9	2,471.7	2,042.0	1,963.7
Other	311.3	309.1	212.2	215.5	99.1	93.6
Anticipated to be retired early (a)	—	157.6	—	—	—	157.6
Total electric plant	10,444.9	10,365.1	5,671.7	5,559.6	4,773.2	4,805.5
Gas plant in service	1,018.3	946.2	513.6	474.0	504.7	472.2
Other plant in service	530.6	539.3	296.0	298.8	234.6	240.5
Accumulated depreciation (a)	(3,939.6)	(3,923.1)	(2,152.8)	(2,124.5)	(1,786.8)	(1,798.6)
Net plant	8,054.2	7,927.5	4,328.5	4,207.9	3,725.7	3,719.6
Leased Sheboygan Falls Energy Facility, net (b)	—	—	—	—	58.6	64.7
Construction work in progress	897.5	479.1	578.2	325.0	319.3	154.1
Other, net	18.5	22.3	18.4	21.8	0.1	0.5
Total utility	8,970.2	8,428.9	4,925.1	4,554.7	4,103.7	3,938.9
Non-regulated and other:
Non-regulated Generation, net (c)	229.3	240.1	—	—	—	—
Corporate Services and other, net (d)	319.6	269.4	—	—	—	—
Total non-regulated and other	548.9	509.5	—	—	—	—
Total property, plant and equipment	$9,519.1	$8,938.4	$4,925.1	$4,554.7	$4,103.7	$3,938.9

(a)
In December 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3 and transferred the remaining net book value from property, plant and equipment to regulatory assets pursuant to orders from the PSCW and FERC. Refer to Note 2 for discussion of the recovery of the remaining net book value of these EGUs.

(b)	Less accumulated amortization of $65.2 million and $59.1 million for WPL as of December 31, 2015 and 2014, respectively.

(c)	Less accumulated depreciation of $59.0 million and $49.5 million for Alliant Energy as of December 31, 2015 and 2014, respectively.

(d)	Less accumulated depreciation of $252.9 million and $229.1 million for Alliant Energy as of December 31, 2015 and 2014, respectively.

Utility -
Environmental Controls Project -
WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5. The scrubber and baghouse reduce SO2 and mercury emissions at the EGU and are expected to help meet requirements under the MATS Rule and CSAPR. Construction began in 2014 and is expected to be completed in 2016. As of December 31, 2015 and 2014, Alliant Energy and WPL recorded capitalized expenditures for CWIP of $190 million and $90 million, and AFUDC of $8 million and $3 million, respectively, for the scrubber and baghouse in “Construction work in progress” in the above table for Alliant Energy and WPL.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of December 31, 2015 and 2014, Alliant Energy and IPL recorded capitalized expenditures for CWIP of $453 million and $188 million, and AFUDC of $24 million and $4 million, respectively, for Marshalltown in “Construction work in progress” in the above table for Alliant Energy and IPL.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In April 2015, IPL completed the sale of its Minnesota natural gas distribution assets (primarily related to property, plant and equipment) to Minnesota Energy Resources Corporation, a subsidiary of Integrys Energy Group, Inc. IPL received proceeds of $11 million and a promissory note of $2 million. In July 2015, IPL completed the sale of its Minnesota electric distribution assets (primarily related to property, plant and equipment) to Southern Minnesota Energy Cooperative, a combined group of various neighboring electric cooperatives, and received proceeds of $129 million. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash amounts received from IPL’s sales of accounts receivable program. The premium received over the book value of the property, plant and equipment sold was more than offset by a reduction in tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $11 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Other operation and maintenance” in their income statements in 2015.

The electric distribution asset sales agreement includes a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which was approved by FERC in July 2015 and became effective upon the sale of IPL’s Minnesota electric distribution assets. The wholesale power supply agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect indefinitely, unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings. IPL’s current return on common equity authorized by FERC related to its wholesale electric rates is 10.97%. As a result of IPL’s requirement to supply electricity to Southern Minnesota Energy Cooperative under the wholesale power supply agreement, the sale of the electric distribution assets did not have a significant impact on IPL’s generation plans or operating results.

Refer to Note 19 for further discussion of IPL’s sales of its Minnesota electric and natural gas distribution assets.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the income statements. The amount of AFUDC generated by equity and debt components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Equity	$24.4	$23.1	$20.3	$18.6	$17.1	$13.8	$5.8	$6.0	$6.5
Debt	12.5	11.7	10.5	9.6	8.8	7.2	2.9	2.9	3.3
	$36.9	$34.8	$30.8	$28.2	$25.9	$21.0	$8.7	$8.9	$9.8

AFUDC related to various construction projects was recognized in the income statements as follows (in millions):

	2015	2014	2013
IPL:
Marshalltown	$20.7	$3.7	$—
Environmental controls - Ottumwa Unit 1	—	10.6	8.0
Environmental controls - George Neal Units 3 and 4	—	1.4	5.1
Other	7.5	10.2	7.9
	28.2	25.9	21.0
WPL:
Environmental controls - Edgewater Unit 5	5.1	2.7	—
Environmental controls - Columbia Units 1 and 2	—	4.0	7.2
Other	3.6	2.2	2.6
	8.7	8.9	9.8
Alliant Energy	$36.9	$34.8	$30.8

In 2014, scrubbers and baghouses were placed in service at IPL’s Ottumwa Unit 1 and George Neal Unit 3, and WPL’s Columbia Units 1 and 2. In 2013, a scrubber and baghouse was placed in service at IPL’s George Neal Unit 4.

Non-regulated and Other - The non-regulated and other property, plant and equipment recorded on Alliant Energy’s balance sheets includes the following:

Non-regulated Generation -
Franklin County Wind Farm - The Franklin County wind farm was placed into service in 2012 and is depreciated using the straight-line method over a 30-year period. As of December 31, 2015, Alliant Energy recorded $130 million on its balance sheet related to the wind farm. Refer to Note 1(i) for discussion of an impairment test performed as of December 31, 2015 related to the wind farm. Refer to Note 5(d) for discussion of a cash grant received in 2013 related to the wind farm.

Sheboygan Falls - Sheboygan Falls was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period. As of December 31, 2015, Alliant Energy recorded $99 million on its balance sheet related to Sheboygan Falls.

Corporate Services and Other - Property, plant and equipment related to Corporate Services includes computer software and the corporate headquarters building located in Madison, Wisconsin. In addition, Corporate Services implemented a new customer billing and information system for IPL and WPL, which was placed in service in the fourth quarter of 2015 and is amortized using the straight-line method over a 12-year period. As of December 31, 2015, Alliant Energy recorded capitalized expenditures of $102 million and capitalized interest of $3 million for the customer billing and information system in “Corporate Services and other, net” in the above table for Alliant Energy. Property, plant and equipment related to Transportation includes a short-line railway in Iowa, a barge terminal on the Mississippi River and a coal terminal in Williams, Iowa. The Corporate Services and Other property, plant and equipment is depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired EGUs at December 31, 2015 was as follows (dollars in millions):

				Accumulated	Construction
	In-service	Ownership	Electric	Provision for	Work in
	Dates	Interest %	Plant	Depreciation	Progress
IPL
Ottumwa Unit 1	1981	48.0%	$481.4	$125.0	$6.5
George Neal Unit 4	1979	25.7%	184.3	76.3	0.2
George Neal Unit 3	1975	28.0%	150.0	45.1	0.1
Louisa Unit 1	1983	4.0%	36.4	21.1	0.1
			852.1	267.5	6.9
WPL
Columbia Units 1-2	1975-1978	46.2%	571.9	175.5	34.8
Edgewater Unit 4	1969	68.2%	102.7	58.2	0.1
			674.6	233.7	34.9
Alliant Energy			$1,526.7	$501.2	$41.8

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Customer	$93.8	$88.2	$4.6	$—	$81.5	$81.0
Unbilled utility revenues	83.1	85.4	1.2	—	81.9	85.4
Deferred proceeds	172.0	177.2	172.0	177.2	—	—
Other	53.5	81.6	22.8	39.9	25.7	23.6
Allowance for doubtful accounts	(4.8)	(5.1)	(0.6)	(0.4)	(3.7)	(4.2)
	$397.6	$427.3	$200.0	$216.7	$185.4	$185.8

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. IPL pays a monthly fee to the third party that varies based on interest rates, seasonal limits on cash proceeds and cash amounts received from the third party. The purchase commitment from the third party to which IPL sells its receivables expires in March 2016. IPL currently expects to amend and extend the purchase commitment. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In exchange for the receivables sold, IPL receives cash proceeds of up to $180 million from the third party. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current seasonal limit or amount of receivables available for sale, whichever is less. The seasonal limit on cash proceeds as of December 31, 2015 was $150 million.

As of December 31, 2015, IPL sold $181.1 million of receivables to the third party, received $5.0 million in cash proceeds and recorded deferred proceeds of $172.0 million. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 14 for discussion of the fair value of deferred proceeds.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program were as follows (in millions):

	2015	2014	2013
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$137.0	$150.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	46.7	46.4	105.9

In 2015, 2014 and 2013, IPL’s costs incurred related to the sales of accounts receivable program were not material.

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2015	2014
Customer accounts receivable	$109.7	$134.8
Unbilled utility revenues	71.3	69.7
Other receivables	0.1	0.1
Receivables sold to third party	181.1	204.6
Less: cash proceeds (a)	5.0	22.0
Deferred proceeds	176.1	182.6
Less: allowance for doubtful accounts	4.1	5.4
Fair value of deferred proceeds	$172.0	$177.2
Outstanding receivables past due	$18.0	$19.9

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2015	2014	2013
Collections reinvested in receivables	$1,812.9	$1,997.9	$1,880.8
Credit losses, net of recoveries	8.8	11.4	11.9

NOTE 5(c) Whiting Petroleum Tax Sharing Agreement - Prior to an initial public offering of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the initial public offering. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid

Resources the final payment of $26 million in 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement in 2014.

NOTE 5(d) Franklin County Wind Farm Cash Grant - The ARRA provides incentives for wind projects placed into service between January 1, 2009 and December 31, 2012. In accordance with the ARRA, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for a portion of the qualifying project expenditures of the Franklin County wind farm that was placed into service in December 2012. Alliant Energy elected to record the anticipated cash grant as a reduction of the carrying value of the Franklin County wind farm. In 2013, Alliant Energy received $62.4 million of proceeds from the cash grant, which are presented in investing activities in Alliant Energy’s cash flows statement in 2013. The grant proceeds were used by Alliant Energy to reduce short-term borrowings incurred during the construction of the wind farm.

NOTE 6. INVESTMENTS
NOTE 6(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership	Carrying Value at
	Interest at	December 31,		Equity (Income) / Loss
	December 31, 2015	2015	2014	2015	2014	2013
Alliant Energy
ATC (a)	16%	$293.3	$286.5	($34.2)	($41.9)	($42.7)
Wisconsin River Power Company	50%	8.7	7.8	(0.9)	(0.9)	(1.0)
Other	Various	0.9	2.3	1.3	2.4	—
		$302.9	$296.6	($33.8)	($40.4)	($43.7)
WPL
ATC (a)	16%	$293.3	$286.5	($34.2)	($41.9)	($42.7)
Wisconsin River Power Company	50%	8.7	7.8	(0.9)	(0.9)	(1.0)
		$302.0	$294.3	($35.1)	($42.8)	($43.7)

(a)
Alliant Energy and WPL have the ability to exercise significant influence over ATC’s financial and operating policies through their participation on ATC’s Board of Directors. Refer to Note 18 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2015	2014	2013	2015	2014	2013
Operating revenues	$624	$643	$634	$624	$643	$634
Operating income	299	330	334	299	330	334
Net income	186	240	248	202	240	250
As of December 31:
Current assets	88	72		87	70
Non-current assets	3,987	3,773		3,977	3,747
Current liabilities	332	315		332	315
Non-current liabilities	2,052	1,871		2,052	1,870

MISO Transmission Owner Return on Equity Complaints - Complaints are currently pending with FERC regarding the level of return on equity that MISO transmission owners, including ATC, should be allowed to utilize in calculating the rates they charge their customers. Alliant Energy and WPL currently anticipate FERC’s decision on the MISO transmission owner complaints will reduce transmission owners’ current return on equity, which is expected to result in lower equity income and dividends from ATC in the future. In 2014, FERC issued an order on the complaints establishing an effective refund date of November 12, 2013. Alliant Energy and WPL have realized $15 million of reductions in the amount of equity income from ATC for the period from November 12, 2013 through December 31, 2015, including $12 million realized in 2015 and $3 million realized in 2014.

WPL’s Noncontrolling Interest - Prior to 2014, WPL owned 100% of WPL Transco, which holds Alliant Energy’s investment in ATC. In 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco makes to ATC. As of December 31, 2015, WPL’s and ATI’s ownership interests in WPL Transco were approximately 93% and 7%, respectively. WPL continues to consolidate WPL Transco and as a result, ATI’s ownership interest in WPL Transco was recorded as a noncontrolling interest in total equity on WPL’s balance sheets.

In 2015 and 2014, WPL Transco’s equity income from ATC and ATC dividends received by WPL Transco were allocated between WPL and ATI based on their respective ownership interests at the time the equity income was generated and at the time of the dividend payments. ATI’s ownership interest in WPL Transco is expected to increase as a result of future capital contributions to WPL Transco. Alliant Energy’s aggregate ownership percentage in ATC is not expected to change as a result of WPL Transco’s amended operating agreement.

NOTE 6(b) Cash Surrender Value of Life Insurance Policies - Various life insurance policies cover certain current and former employees and directors. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Cash surrender value	$42.3	$47.0	$18.9	$18.1	$6.4	$11.4

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2015	2014	2013
Shares outstanding, January 1	110,935,680	110,943,669	110,987,400
At-the-market offering program	2,186,617	—	—
Shareowner Direct Plan issuances	303,005	—	—
Equity-based compensation plans (Note 12(b))	56,378	35,547	(23,374)
Other	(22,464)	(43,536)	(20,357)
Shares outstanding, December 31	113,459,216	110,935,680	110,943,669

At December 31, 2015, Alliant Energy had a total of 7.3 million shares available for issuance in the aggregate, pursuant to its Amended and Restated OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Program - In March 2015, Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. As of December 31, 2015, Alliant Energy issued 2,186,617 shares of common stock through this program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through the at-the-market offering program.

Shareowner Direct Plan - Beginning in 2015, Alliant Energy satisfied its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

Shareowner Rights Agreement - Alliant Energy has established an amended and restated Shareowner Rights Agreement. The rights under this agreement will only become exercisable if a person or group has acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock. Each right will initially entitle registered shareowners to purchase from Alliant Energy one-half of one share of Alliant Energy’s common stock. The rights will be exercisable at an initial price of $110.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. Alliant Energy’s Board of Directors is authorized to reduce the 15% ownership threshold to not less than 10%. The amended and restated Shareowner Rights Agreement expires in December 2018.

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on applicable regulatory limitations. IPL also has common stock dividend restrictions based on the terms of its outstanding preferred stock. As of December 31, 2015, IPL and WPL were in compliance with all such dividend restrictions.

IPL is restricted from paying common stock dividends to its parent company, Alliant Energy, if for any past or current dividend period, dividends on its preferred stock have not been paid, or declared and set apart for payment. IPL has paid all dividends on its preferred stock through 2015.

Under the Federal Power Act, IPL may not pay dividends to its parent company in excess of the current amount of its retained earnings. As of December 31, 2015, IPL’s amount of retained earnings that were free of dividend restrictions was $554 million.

If IPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate cases) falls below 42% of total capitalization, IPL is required to notify the IUB.

Currently, WPL has a regulatory limitation on distributions to its parent company from an order issued by the PSCW in July 2014. The order prohibits WPL from paying annual common stock dividends to its parent company in excess of $135 million in 2016 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) would fall below 52.25% for 2016. As of December 31, 2015, WPL’s amount of retained earnings that were free of dividend restrictions was $135 million for 2016.

Restricted Net Assets of Subsidiaries - IPL and WPL do not have regulatory authority to lend or advance any amounts to their parent company. As of December 31, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was as follows (in billions):

	2015	2014
IPL	$1.4	$1.3
WPL	1.6	1.6

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Common stock dividends	$140.0	$140.0	$128.1	$126.9	$118.7	$116.3	$—	$—	$—
Repayments of capital	—	—	—	—	—	—	—	50.0	95.0
Total distributions from common equity	$140.0	$140.0	$128.1	$126.9	$118.7	$116.3	$—	$50.0	$95.0

IPL received capital contributions from its parent company, Alliant Energy, as follows (in millions):

2015	2014	2013
$165.0	$90.0	$120.0

Comprehensive Income - In 2015, 2014 and 2013, Alliant Energy’s other comprehensive income (loss) was $0.2 million, ($0.4) million and $0.6 million, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2015, 2014 and 2013, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 8. REDEEMABLE PREFERRED STOCK
Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	Series	2015	2014
				(in millions)
$25	16,000,000	8,000,000	5.1%	$200.0	$200.0

IPL - In 2013, IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes. Alliant Energy and IPL incurred $5 million of issuance costs related to this transaction, which were recorded as a reduction of additional paid-in capital on Alliant Energy’s and IPL’s balance sheets in 2013. On or after March 15, 2018, IPL may, at its option, redeem the 5.1% cumulative preferred stock for cash at a redemption price of $25 per share plus accrued and unpaid dividends up to the redemption date.

The current articles of incorporation of IPL contain a provision that grants the holders of its cumulative preferred stock voting rights to elect two members of IPL’s Board of Directors if preferred dividends equal to six or more quarterly dividend requirements (whether or not consecutive) are in arrears. Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of IPL’s preferred stock and could not force IPL to exercise its call option. Therefore, IPL’s cumulative preferred stock is presented in total equity on Alliant Energy’s and IPL’s balance sheets in a manner consistent with noncontrolling interests.

In 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge in 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

Refer to Note 14 for information on the fair value of cumulative preferred stock.

WPL - In 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date.

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2015, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2018. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
December 31
Commercial paper:
Amount outstanding	$159.8	$141.3	$—	$—	$19.9	$—
Weighted average interest rates	0.7%	0.4%	N/A	N/A	0.4%	N/A
Weighted average remaining maturity	4 days	4 days	N/A	N/A	4 days	N/A
Available credit facility capacity	$840.2	$858.7	$300.0	$300.0	$380.1	$400.0

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
For the year ended
Maximum amount outstanding (based on daily outstanding balances)	$181.2	$353.8	$18.4	$38.0	$24.7	$204.7
Average amount outstanding (based on daily outstanding balances)	$119.2	$255.9	$0.2	$0.2	$2.2	$122.9
Weighted average interest rates	0.4%	0.2%	0.4%	0.2%	0.3%	0.1%

The credit facility agreements and Alliant Energy’s term loan credit agreement each contain a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facilities and term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2015 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	58%	58%
Actual	50%	46%	48%

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, certain letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2015			2014
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures:
5.875%, due 2018	$100.0	$100.0	$—	$100.0	$100.0	$—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
3.25%, due 2024	250.0	250.0	—	250.0	250.0	—
3.4%, due 2025 (a)	250.0	250.0	—	—	—	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043	250.0	250.0	—	250.0	250.0	—
3.3% (Retired in 2015)	—	—	—	150.0	150.0	—
	1,875.0	1,875.0	—	1,775.0	1,775.0	—
Debentures:
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
4.1%, due 2044	250.0	—	250.0	250.0	—	250.0
	1,550.0	—	1,550.0	1,550.0	—	1,550.0
Pollution Control Revenue Bonds:
5% (Retired in 2015)	—	—	—	16.0	—	16.0
5.375% (Retired in 2015)	—	—	—	14.6	—	14.6
	—	—	—	30.6	—	30.6
Other:
Term loan credit agreement through 2016, 1% at December 31, 2015	250.0	—	—	250.0	—	—
Term loan credit agreement through 2016, 1% at December 31, 2015	60.0	—	—	60.0	—	—
3.45% senior notes, due 2022	75.0	—	—	75.0	—	—
5.06% senior secured notes, due 2016 to 2024	56.8	—	—	58.9	—	—
Other, 1% at December 31, 2015, due 2016 to 2025	3.7	—	—	3.3	—	—
	445.5	—	—	447.2	—	—
Subtotal	3,870.5	1,875.0	1,550.0	3,802.8	1,775.0	1,580.6
Current maturities	(313.4)	—	—	(183.0)	(150.0)	(30.6)
Unamortized debt issuance costs	(22.3)	(11.8)	(9.9)	(22.4)	(10.7)	(10.8)
Unamortized debt (discount) and premium, net	(12.6)	(6.3)	(6.2)	(13.1)	(6.3)	(6.7)
Long-term debt, net	$3,522.2	$1,856.9	$1,533.9	$3,584.3	$1,608.0	$1,532.5

(a)
In 2015, IPL issued $250.0 million of 3.4% senior debentures due 2025. The proceeds from the issuance were used by IPL to reduce commercial paper classified as long-term debt by $111 million, reduce cash amounts received from its sales of accounts receivable program and for general corporate purposes.

Five-Year Schedule of Debt Maturities - At December 31, 2015, debt maturities for 2016 through 2020 were as follows (in millions):

	2016	2017	2018	2019	2020
IPL	$—	$—	$350	$—	$200
WPL	—	—	—	250	150
Resources	63	5	6	6	7
Alliant Energy parent company	250	—	—	—	—
Alliant Energy	$313	$5	$356	$256	$357

At December 31, 2015, there were no significant sinking fund requirements related to the long-term debt on the balance sheets.

Indentures - IPL maintains an indenture related to all of its outstanding senior debentures. WPL maintains an indenture related to all of its outstanding debentures. Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2016 to 2024.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At December 31, 2015, the debt issuances that contained these optional redemption provisions included all of IPL’s outstanding senior debentures, all of WPL’s outstanding debentures, Corporate Services’ senior notes due 2022 and Sheboygan Power, LLC’s senior secured notes due 2016 to 2024.

Security Provisions - Sheboygan Power, LLC’s 5.06% senior secured notes due 2016 to 2024 are secured by Sheboygan Falls and related assets.

Financial Covenant - Alliant Energy’s term loan credit agreement contains a financial covenant, which requires it to maintain a certain debt-to-capital ratio in order to borrow under the agreement. Refer to Note 9(a) for further discussion.

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 14 for information on the carrying amount and fair value of long-term debt outstanding.

NOTE 10. LEASES
NOTE 10(a) Operating Leases - Various agreements have been entered into related to property, plant and equipment rights that are accounted for as operating leases. In 2015, 2014 and 2013, rental expenses associated with operating leases were not material. At December 31, 2015, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Alliant Energy	$6	$8	$3	$2	$2	$19	$40
IPL	3	3	2	1	1	13	23
WPL	3	5	1	—	—	—	9

NOTE 10(b) Capital Leases -
WPL - In 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease Sheboygan Falls, with an option for two lease renewal periods thereafter. The lease became effective in 2005 when Sheboygan Falls began commercial operation. WPL is responsible for the operation of Sheboygan Falls and has exclusive rights to its output. In 2005, the PSCW approved this affiliated lease agreement with initial monthly lease payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW reserved the right to review the capital structure, return on equity and cost of debt every five years from the date of the order. No revisions to the lease have been made since its inception. The capital lease asset is amortized using the straight-line method over the 20-year lease term. Since the inception of the lease in 2005, WPL’s retail and wholesale rates have included recovery of the monthly Sheboygan Falls lease payments. Sheboygan Falls lease expenses were included in WPL’s income statements as follows (in millions):

	2015	2014	2013
Interest expense	$9.9	$10.4	$10.9
Depreciation and amortization	6.2	6.2	6.2
	$16.1	$16.6	$17.1

At December 31, 2015, WPL’s estimated future minimum capital lease payments for Sheboygan Falls were as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Sheboygan Falls	$15	$15	$15	$15	$15	$68	$143	$54	$89

NOTE 11. INCOME TAXES
Refer to Note 1(c) for discussion of a change implemented in the fourth quarter of 2015 related to IPL’s and WPL’s method of recording income taxes, which was applied retrospectively. Refer to Note 1(p) for discussion of the adoption of an accounting standard to simplify the presentation of deferred taxes on the balance sheet, which was applied prospectively.

Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Current tax expense (benefit):
Federal	$2.0	$36.6	$4.4	($14.1)	$8.9	$10.2	$4.7	$2.0	($0.3)
State	3.2	9.3	(3.6)	11.5	10.4	4.2	0.6	0.8	(4.3)
IPL’s tax benefit riders	(49.0)	(56.7)	(52.9)	(49.0)	(56.7)	(52.9)	—	—	—
Deferred tax expense (benefit):
Federal	120.8	83.5	123.9	40.7	10.8	21.7	76.8	81.1	84.0
State	27.9	4.6	15.6	3.3	(7.9)	(4.0)	20.2	20.0	24.1
Production tax credits	(33.1)	(31.3)	(31.0)	(14.5)	(13.8)	(14.1)	(18.6)	(17.5)	(16.9)
Investment tax credits	(1.4)	(1.6)	(1.6)	(0.6)	(0.6)	(0.6)	(0.8)	(1.0)	(1.0)
Provision recorded as a change in uncertain tax positions:
Deferred	—	—	(0.4)	—	—	—	—	—	(0.4)
Provision recorded as a change in accrued interest	—	(0.1)	(0.5)	—	—	(0.8)	—	(0.1)	0.4
	$70.4	$44.3	$53.9	($22.7)	($48.9)	($36.3)	$82.9	$85.3	$85.6

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.2	5.4	5.7	6.2	6.1	6.3	5.1	5.1	5.5
IPL’s tax benefit riders	(10.6)	(12.9)	(12.1)	(28.3)	(39.6)	(34.8)	—	—	—
Effect of rate-making on property-related differences	(6.8)	(7.5)	(6.0)	(17.2)	(21.9)	(15.9)	(0.5)	(0.7)	(0.8)
Production tax credits	(7.2)	(7.1)	(7.1)	(8.3)	(9.6)	(9.3)	(7.1)	(6.6)	(6.4)
Adjustment of prior period taxes	0.8	(1.3)	(1.3)	0.7	(3.0)	(3.6)	0.1	—	(0.2)
Other items, net	(1.1)	(1.5)	(1.8)	(1.2)	(1.2)	(1.6)	(0.8)	(0.8)	(0.8)
Overall income tax rate	15.3%	10.1%	12.4%	(13.1%)	(34.2%)	(23.9%)	31.8%	32.0%	32.3%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s income tax expense and benefits are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. In 2014, the increased benefits from property-related differences were primarily due to additional repairs deductions and additional deductions from the allocation of mixed service costs related to Marshalltown.

Production tax credits - Production tax credits are earned from owned and operated wind farms. Production tax credits are based on the electricity generated by each wind farm during the first 10 years of operation. Details regarding production tax credits (net of state tax impacts) related to various wind farms are as follows (dollars in millions):

	End of Production	Nameplate
	Tax Credit Generation	Capacity in MW	2015	2014	2013
Cedar Ridge (WPL)	December 2018	68	$4.5	$4.1	$4.2
Bent Tree (WPL)	February 2021	201	14.1	13.4	12.7
Subtotal (WPL)			18.6	17.5	16.9
Whispering Willow - East (IPL)	December 2019	200	14.5	13.8	14.1
			$33.1	$31.3	$31.0

Deferred Tax Assets and Liabilities - The deferred tax (assets) and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	2015			2014
	Deferred	Deferred Tax		Deferred	Deferred Tax
Alliant Energy	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$2,762.9	$2,762.9	$—	$2,627.8	$2,627.8
Investment in ATC	—	138.1	138.1	—	131.6	131.6
Net operating losses carryforwards - state	(38.3)	—	(38.3)	(45.7)	—	(45.7)
Regulatory liability - IPL’s tax benefit riders	(66.1)	—	(66.1)	(100.9)	—	(100.9)
Federal credit carryforwards	(236.4)	—	(236.4)	(201.0)	—	(201.0)
Net operating losses carryforwards - federal	(250.9)	—	(250.9)	(332.8)	—	(332.8)
Other	(85.4)	157.3	71.9	(88.1)	180.1	92.0
	($677.1)	$3,058.3	$2,381.2	($768.5)	$2,939.5	$2,171.0

	2015	2014
Current deferred tax assets	N/A	($150.1)
Non-current deferred tax liabilities	$2,381.2	2,321.1
Total net deferred tax liabilities	$2,381.2	$2,171.0

	2015			2014
	Deferred	Deferred Tax		Deferred	Deferred Tax
IPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$1,587.8	$1,587.8	$—	$1,545.1	$1,545.1
Regulatory liability - tax benefit riders	(66.1)	—	(66.1)	(100.9)	—	(100.9)
Federal credit carryforwards	(81.7)	—	(81.7)	(66.5)	—	(66.5)
Net operating losses carryforwards - federal	(113.1)	—	(113.1)	(157.8)	—	(157.8)
Other	(36.7)	87.8	51.1	(37.1)	83.5	46.4
	($297.6)	$1,675.6	$1,378.0	($362.3)	$1,628.6	$1,266.3

	2015	2014
Current deferred tax assets	N/A	($104.0)
Non-current deferred tax liabilities	$1,378.0	1,370.3
Total net deferred tax liabilities	$1,378.0	$1,266.3

	2015			2014
	Deferred	Deferred Tax		Deferred	Deferred Tax
WPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$1,027.0	$1,027.0	$—	$963.0	$963.0
Investment in ATC	—	138.9	138.9	—	132.1	132.1
Federal credit carryforwards	(95.5)	—	(95.5)	(76.7)	—	(76.7)
Net operating losses carryforwards - federal	(105.1)	—	(105.1)	(131.6)	—	(131.6)
Other	(27.8)	67.9	40.1	(37.1)	79.7	42.6
	($228.4)	$1,233.8	$1,005.4	($245.4)	$1,174.8	$929.4

	2015	2014
Current deferred tax assets	N/A	($37.7)
Non-current deferred tax liabilities	$1,005.4	967.1
Total net deferred tax liabilities	$1,005.4	$929.4

Property - Property-related differences were primarily related to accelerated depreciation, including bonus depreciation. In December 2015, the PATH Act was enacted. The most significant provisions of the PATH Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain expenditures for property incurred through December 31, 2019 and placed in service prior to December 31, 2020. Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2015 will be approximately $200 million ($100 million for IPL and $50 million for WPL).

Investment in ATC - WPL Transco has a partial ownership interest in ATC, which has generated deferred tax liabilities primarily from tax depreciation deductions taken at ATC in excess of book depreciation. The increase in deferred tax liabilities in 2015 was primarily due to bonus depreciation deductions estimated at ATC.

Regulatory liability tax benefit riders - Refer to Note 2 for discussion of regulatory liabilities associated with IPL’s tax benefit riders.

Carryforwards - At December 31, 2015, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

		Alliant Energy		IPL		WPL
	Earliest	Tax	Deferred	Tax	Deferred	Tax	Deferred
	Expiration Date	Carryforwards	Tax Assets	Carryforwards	Tax Assets	Carryforwards	Tax Assets
Federal net operating losses	2030	$732	$251	$336	$113	$300	$105
State net operating losses	2018	766	38	20	1	76	4
Federal tax credits	2022	240	236	85	82	96	96
			$525		$196		$205

At December 31, 2015, Alliant Energy’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2034 with 99% expiring after 2024. At December 31, 2015, IPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2034 with 95% expiring after 2021. At December 31, 2015, WPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2034 with 96% expiring after 2033.

Uncertain Tax Positions - At December 31, 2015, 2014 and 2013, there were no uncertain tax positions or penalties accrued related to uncertain tax positions, and interest accrued and tax positions favorably impacting future effective tax rates for continuing operations were not material. As of December 31, 2015, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2012	-	2014
Consolidated Iowa income tax returns (b)	2012	-	2014
Wisconsin combined tax returns (c)	2011	-	2014

(a)
These federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.

(b)	The statute of limitations for these Iowa tax returns expires three years from each filing date.

(c)	The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

NOTE 12. BENEFIT PLANS
NOTE 12(a) Pension and Other Postretirement Benefits Plans - Retirement benefits are provided to substantially all employees through various qualified and non-qualified non-contributory defined benefit pension plans, and/or through defined contribution plans (including 401(k) savings plans). Qualified and non-qualified non-contributory defined benefit pension plans are currently closed to new hires. Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Certain defined benefit postretirement health care and life benefits are provided to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory. IPL and WPL account for their participation in Alliant Energy and Corporate Services sponsored plans as multiple-employer plans.

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy		2015			2014			2013		2015	2014	2013
Discount rate for benefit obligations		4.47%			4.18%			4.97%		4.30%	3.97%	4.59%
Discount rate for net periodic cost		4.18%			4.97%			4.11%		3.97%	4.59%	3.82%
Expected rate of return on plan assets		7.60%			7.60%			7.60%		6.20%	7.40%	7.40%
Rate of compensation increase	3.65%	-	4.50%	3.50%	-	4.50%	3.50%	-	4.50%	N/A	N/A	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		7.25%	6.75%	7.00%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2015	2014	2013	2015	2014	2013
Discount rate for benefit obligations	4.50%	4.20%	5.05%	4.28%	3.94%	4.55%
Discount rate for net periodic cost	4.20%	5.05%	4.20%	3.94%	4.55%	3.76%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	6.60%	7.60%	7.50%
Rate of compensation increase	3.65%	3.50%	3.50%	N/A	N/A	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.25%	6.75%	7.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2015	2014	2013	2015	2014	2013
Discount rate for benefit obligations	4.51%	4.20%	5.05%	4.28%	3.96%	4.56%
Discount rate for net periodic cost	4.20%	5.05%	4.20%	3.96%	4.56%	3.81%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	4.60%	7.30%	7.20%
Rate of compensation increase	3.65%	3.50%	3.50%	N/A	N/A	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.25%	6.75%	7.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

Expected rate of return on plan assets - The expected rate of return on plan assets is determined by analysis of projected asset class returns based on the target asset class allocations. A forward-looking building blocks approach is used, and historical returns, survey information and capital market information are reviewed to support the expected rate of return on plan assets assumption. Refer to “Investment Policy and Strategy for Plan Assets” below for additional information related to investment policy, and strategy and mix of assets for the pension and OPEB plans.

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption was updated as of December 31, 2014 and 2015 to utilize new mortality tables that were released in 2014 by the Society of Actuaries and updated in 2015, respectively.

Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans are included in the tables below (in millions). In IPL’s and WPL’s tables below, the defined benefit pension plans costs represent those respective costs for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plans costs (credits) represent respective costs (credits) for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2015	2014	2013	2015	2014	2013
Service cost	$15.9	$13.1	$15.7	$5.5	$5.2	$6.3
Interest cost	53.6	54.1	49.0	9.1	9.5	8.5
Expected return on plan assets (a)	(75.0)	(74.9)	(74.0)	(8.4)	(8.3)	(8.1)
Amortization of prior service cost (credit) (b)	(0.2)	—	0.2	(11.3)	(11.9)	(11.9)
Amortization of actuarial loss (c)	35.4	19.5	36.2	4.8	2.4	4.9
Additional benefit costs (d)	0.5	—	9.0	—	—	—
	$30.2	$11.8	$36.1	($0.3)	($3.1)	($0.3)

IPL	Defined Benefit Pension Plans			OPEB Plans
	2015	2014	2013	2015	2014	2013
Service cost	$8.8	$7.2	$8.6	$2.4	$2.4	$2.9
Interest cost	25.0	25.1	22.9	3.8	3.9	3.6
Expected return on plan assets (a)	(35.8)	(35.7)	(35.2)	(5.7)	(5.8)	(5.6)
Amortization of prior service cost (credit) (b)	(0.1)	—	0.1	(6.1)	(6.3)	(6.3)
Amortization of actuarial loss (c)	15.3	8.0	15.2	2.3	1.1	2.7
Additional benefit costs (d)	—	—	2.6	—	—	—
	$13.2	$4.6	$14.2	($3.3)	($4.7)	($2.7)

WPL	Defined Benefit Pension Plans			OPEB Plans
	2015	2014	2013	2015	2014	2013
Service cost	$5.8	$4.9	$5.9	$2.1	$2.0	$2.5
Interest cost	22.6	22.6	20.7	3.7	3.8	3.4
Expected return on plan assets (a)	(32.4)	(32.4)	(31.9)	(1.5)	(1.3)	(1.3)
Amortization of prior service cost (credit) (b)	0.2	0.3	0.3	(3.5)	(3.9)	(3.9)
Amortization of actuarial loss (c)	16.8	9.2	17.1	2.2	1.3	1.9
Additional benefit costs (d)	0.5	—	0.6	—	—	—
	$13.5	$4.6	$12.7	$3.0	$1.9	$2.6

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.

(c)
Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Cash Balance Plan where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits.

(d)
In 2013, Alliant Energy filed a stipulation agreement with the Western Wisconsin Court related to a class-action lawsuit against the Cash Balance Plan. As a result, Alliant Energy recognized $9.0 million of additional benefits costs in 2013 related to the agreement. IPL recognized $5.5 million ($2.6 million directly assigned and $2.9 million allocated by Corporate Services) and WPL recognized $2.8 million ($0.6 million directly assigned and $2.2 million allocated by Corporate Services) of additional benefits costs in 2013 related to the agreement.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the balance sheets and AOCL on Alliant Energy’s balance sheet into net periodic benefit cost in 2016 is as follows (in millions):

	Alliant Energy		IPL		WPL
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Actuarial loss	$37.4	$4.8	$16.5	$2.6	$17.6	$1.8
Prior service cost (credit)	(0.3)	(4.1)	(0.2)	(2.6)	0.2	(0.9)
	$37.1	$0.7	$16.3	$—	$17.8	$0.9

Net periodic benefit costs are primarily included in “Other operation and maintenance” in the income statements.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on Alliant Energy’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2015	2014	2015	2014
Change in benefit obligation:
Net benefit obligation at January 1	$1,301.5	$1,113.4	$231.1	$208.7
Service cost	15.9	13.1	5.5	5.2
Interest cost	53.6	54.1	9.1	9.5
Plan participants’ contributions	—	—	3.1	2.8
Plan amendments	—	—	(0.3)	—
Additional benefit costs	0.5	—	—	—
Actuarial (gain) loss	(70.1)	195.8	(9.4)	22.3
Gross benefits paid	(95.1)	(74.9)	(17.7)	(17.4)
Net benefit obligation at December 31	1,206.3	1,301.5	221.4	231.1
Change in plan assets:
Fair value of plan assets at January 1	1,018.1	1,022.9	121.6	124.9
Actual return on plan assets	(30.2)	66.4	(4.9)	5.6
Employer contributions	2.2	3.7	4.8	5.7
Plan participants’ contributions	—	—	3.1	2.8
Gross benefits paid	(95.1)	(74.9)	(17.7)	(17.4)
Fair value of plan assets at December 31	895.0	1,018.1	106.9	121.6
Under funded status at December 31	($311.3)	($283.4)	($114.5)	($109.5)

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2015	2014	2015	2014
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3.0	$6.1
Other current liabilities	(2.6)	(2.5)	(6.2)	(5.6)
Pension and other benefit obligations	(308.7)	(280.9)	(111.3)	(110.0)
Net amounts recognized at December 31	($311.3)	($283.4)	($114.5)	($109.5)
Amounts recognized in Regulatory Assets and AOCL consist of (a):
Net actuarial loss	$533.1	$533.4	$59.8	$60.7
Prior service credit	(7.2)	(7.4)	(5.6)	(16.7)
	$525.9	$526.0	$54.2	$44.0

(a)	Refer to Note 2 and Alliant Energy’s common equity statements for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s balance sheets.

In IPL’s and WPL’s tables below, the defined benefit pension plans amounts represent those respective amounts for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plans amounts represent respective amounts for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

A reconciliation of the funded status of IPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on IPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2015	2014	2015	2014
Change in benefit obligation:
Net benefit obligation at January 1	$603.1	$514.0	$96.4	$87.8
Service cost	8.8	7.2	2.4	2.4
Interest cost	25.0	25.1	3.8	3.9
Plan participants’ contributions	—	—	1.0	0.9
Plan amendments	—	—	(0.1)	—
Actuarial (gain) loss	(32.3)	91.4	(4.6)	8.6
Gross benefits paid	(48.5)	(34.6)	(7.6)	(7.2)
Net benefit obligation at December 31	556.1	603.1	91.3	96.4
Change in plan assets:
Fair value of plan assets at January 1	484.7	485.9	78.7	81.2
Actual return on plan assets	(14.3)	32.1	(3.1)	3.6
Employer contributions	0.8	1.3	0.2	0.2
Plan participants’ contributions	—	—	1.0	0.9
Gross benefits paid	(48.5)	(34.6)	(7.6)	(7.2)
Fair value of plan assets at December 31	422.7	484.7	69.2	78.7
Under funded status at December 31	($133.4)	($118.4)	($22.1)	($17.7)

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2015	2014	2015	2014
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$—	$1.2
Other current liabilities	(0.8)	(0.8)	—	—
Pension and other benefit obligations	(132.6)	(117.6)	(22.1)	(18.9)
Net amounts recognized at December 31	($133.4)	($118.4)	($22.1)	($17.7)
Amounts recognized in Regulatory Assets consist of (a):
Net actuarial loss	$235.5	$233.1	$29.8	$27.9
Prior service credit	(2.5)	(2.6)	(2.7)	(8.7)
	$233.0	$230.5	$27.1	$19.2

(a)	Refer to Note 2 for amounts recognized in “Regulatory assets” on IPL’s balance sheets.

A reconciliation of the funded status of WPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on WPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2015	2014	2015	2014
Change in benefit obligation:
Net benefit obligation at January 1	$547.6	$460.8	$94.0	$85.6
Service cost	5.8	4.9	2.1	2.0
Interest cost	22.6	22.6	3.7	3.8
Plan participants’ contributions	—	—	1.6	1.3
Plan amendments	—	—	(0.2)	—
Additional benefit costs	0.5	—	—	—
Actuarial (gain) loss	(30.0)	86.7	(3.5)	9.2
Gross benefits paid	(40.6)	(27.4)	(8.0)	(7.9)
Net benefit obligation at December 31	505.9	547.6	89.7	94.0
Change in plan assets:
Fair value of plan assets at January 1	440.3	438.8	21.8	21.7
Actual return on plan assets	(13.0)	28.6	(1.1)	1.2
Employer contributions	0.1	0.3	4.4	5.5
Plan participants’ contributions	—	—	1.6	1.3
Gross benefits paid	(40.6)	(27.4)	(8.0)	(7.9)
Fair value of plan assets at December 31	386.8	440.3	18.7	21.8
Under funded status at December 31	($119.1)	($107.3)	($71.0)	($72.2)

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2015	2014	2015	2014
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3.0	$4.9
Other current liabilities	(0.1)	(0.1)	(6.0)	(5.5)
Pension and other benefit obligations	(119.0)	(107.2)	(68.0)	(71.6)
Net amounts recognized at December 31	($119.1)	($107.3)	($71.0)	($72.2)
Amounts recognized in Regulatory Assets consist of (a):
Net actuarial loss	$232.1	$233.5	$23.3	$26.3
Prior service credit	(1.2)	(1.0)	(2.4)	(5.6)
	$230.9	$232.5	$20.9	$20.7

(a)	Refer to Note 2 for amounts recognized in “Regulatory assets” on WPL’s balance sheets.

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2015	2014	2015	2014
Accumulated benefit obligations	$1,166.0	$1,255.0	$221.4	$231.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,166.0	1,255.0	221.4	231.1
Fair value of plan assets	895.0	1,018.1	106.9	121.6
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,206.3	1,301.5	N/A	N/A
Fair value of plan assets	895.0	1,018.1	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2015	2014	2015	2014
Accumulated benefit obligations	$531.0	$575.5	$91.3	$96.4
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	531.0	575.5	91.3	96.4
Fair value of plan assets	422.7	484.7	69.2	78.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	556.1	603.1	N/A	N/A
Fair value of plan assets	422.7	484.7	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2015	2014	2015	2014
Accumulated benefit obligations	$493.8	$532.5	$89.7	$94.0
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	493.8	532.5	89.7	94.0
Fair value of plan assets	386.8	440.3	18.7	21.8
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	505.9	547.6	N/A	N/A
Fair value of plan assets	386.8	440.3	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2015	2014	2015	2014
Regulatory assets	$38.0	$38.2	$29.5	$28.0

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2016 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2.6	$0.8	$0.1
OPEB plans	5.8	—	5.5

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2016	2017	2018	2019	2020	2021 - 2025
Defined benefit pension benefits	$69.5	$74.3	$72.8	$74.3	$78.7	$401.4
OPEB	17.8	18.1	18.2	18.3	18.2	86.9
	$87.3	$92.4	$91.0	$92.6	$96.9	$488.3

IPL	2016	2017	2018	2019	2020	2021 - 2025
Defined benefit pension benefits	$32.8	$34.1	$34.8	$34.6	$37.8	$190.8
OPEB	7.6	7.6	7.6	7.5	7.6	36.0
	$40.4	$41.7	$42.4	$42.1	$45.4	$226.8

WPL	2016	2017	2018	2019	2020	2021 - 2025
Defined benefit pension benefits	$29.1	$29.8	$30.7	$31.1	$32.2	$163.7
OPEB	7.5	7.8	7.8	7.8	7.6	34.7
	$36.6	$37.6	$38.5	$38.9	$39.8	$198.4

Investment Policy and Strategy for Plan Assets - Investment policies and strategies employed with respect to assets of defined benefit pension and OPEB plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. It is recognized that risk and volatility are present with all types of investments. However, risk is mitigated at the total fund level through diversification by asset class including U.S. and international equity and fixed income exposure, global asset and risk parity strategies, the number of individual investments, and sector and industry limits. Global asset and risk parity strategies include investments in global equity, global debt, commodities and currencies.

Defined Benefit Pension Plan Assets - For assets of defined benefit pension plans, the mix among asset classes is controlled by asset allocation targets. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms.

At December 31, 2015, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	2%
Equity securities:
U.S. large cap core	8%	-	18%	11%
U.S. large cap value	2.5%	-	12.5%	7%
U.S. large cap growth	2.5%	-	12.5%	7%
U.S. small cap value	0%	-	4%	1%
U.S. small cap growth	0%	-	4%	2%
International - developed markets	7%	-	19%	12%
International - emerging markets	0%	-	10%	5%
Global asset allocation securities	5%	-	15%	11%
Risk parity allocation securities	5%	-	15%	10%
Fixed income securities	20%	-	40%	32%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment policy and strategy of the 401(h) assets, except for the WPL 401(h) assets, mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is controlled by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Mutual funds are used to achieve the desired diversification. At December 31, 2015, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	15%	3%
Equity securities:
Domestic	0%	-	45%	21%
International	0%	-	21%	13%
Global asset allocation securities	5%	-	40%	16%
Fixed income securities	10%	-	70%	47%

Fair Value Measurements - The following tables report a framework for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Investments in securities held in registered investment companies and directly held equity securities are valued at the closing price reported in the active market in which the securities are traded.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Investments in common/collective trusts are valued at the net asset value of shares held by the plans, which is based on the fair market value of the underlying investments in the common/collective trusts. Investments in corporate bonds are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Alliant Energy, IPL and WPL believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

At December 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$23.1	$—	$23.1	$—	$49.3	$—	$49.3	$—
Equity securities:
U.S. large cap core	100.4	100.4	—	—	137.2	137.2	—	—
U.S. large cap value	59.9	—	59.9	—	72.2	—	72.2	—
U.S. large cap growth	60.5	—	60.5	—	73.2	—	73.2	—
U.S. small cap value	14.2	—	14.2	—	15.2	—	15.2	—
U.S. small cap growth	16.0	16.0	—	—	15.9	15.9	—	—
International - developed markets	104.4	52.7	51.7	—	102.9	52.1	50.8	—
International - emerging markets	41.2	41.2	—	—	47.2	47.2	—	—
Global asset allocation securities	96.3	52.9	43.4	—	99.9	57.2	42.7	—
Risk parity allocation securities	94.0	—	94.0	—	102.5	—	102.5	—
Fixed income securities:
Corporate bonds	—	—	—	—	0.1	—	0.1	—
Fixed income funds	284.8	—	284.8	—	302.7	0.2	302.5	—
	894.8	$263.2	$631.6	$—	1,018.3	$309.8	$708.5	$—
Accrued investment income	0.2				0.1
Due to brokers, net (pending trades with brokers)	—				(0.3)
Total pension plan assets	$895.0				$1,018.1

At December 31, the fair values of IPL’s qualified and non-qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$10.9	$—	$10.9	$—	$23.5	$—	$23.5	$—
Equity securities:
U.S. large cap core	47.4	47.4	—	—	65.3	65.3	—	—
U.S. large cap value	28.3	—	28.3	—	34.4	—	34.4	—
U.S. large cap growth	28.6	—	28.6	—	34.9	—	34.9	—
U.S. small cap value	6.7	—	6.7	—	7.2	—	7.2	—
U.S. small cap growth	7.5	7.5	—	—	7.6	7.6	—	—
International - developed markets	49.3	24.9	24.4	—	49.0	24.8	24.2	—
International - emerging markets	19.5	19.5	—	—	22.5	22.5	—	—
Global asset allocation securities	45.5	25.0	20.5	—	47.5	27.2	20.3	—
Risk parity allocation securities	44.4	—	44.4	—	48.8	—	48.8	—
Fixed income securities:
Fixed income funds	134.5	—	134.5	—	144.1	0.1	144.0	—
	422.6	$124.3	$298.3	$—	484.8	$147.5	$337.3	$—
Accrued investment income	0.1				0.1
Due to brokers, net (pending trades with brokers)	—				(0.2)
Total pension plan assets	$422.7				$484.7

At December 31, the fair values of WPL’s qualified and non-qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$10.0	$—	$10.0	$—	$21.3	$—	$21.3	$—
Equity securities:
U.S. large cap core	43.4	43.4	—	—	59.3	59.3	—	—
U.S. large cap value	25.9	—	25.9	—	31.3	—	31.3	—
U.S. large cap growth	26.2	—	26.2	—	31.7	—	31.7	—
U.S. small cap value	6.1	—	6.1	—	6.6	—	6.6	—
U.S. small cap growth	6.9	6.9	—	—	6.9	6.9	—	—
International - developed markets	45.1	22.8	22.3	—	44.5	22.5	22.0	—
International - emerging markets	17.8	17.8	—	—	20.4	20.4	—	—
Global asset allocation securities	41.6	22.8	18.8	—	43.2	24.8	18.4	—
Risk parity allocation securities	40.6	—	40.6	—	44.3	—	44.3	—
Fixed income securities:
Fixed income funds	123.1	—	123.1	—	130.9	0.1	130.8	—
	386.7	$113.7	$273.0	$—	440.4	$134.0	$306.4	$—
Accrued investment income	0.1				—
Due to brokers, net (pending trades with brokers)	—				(0.1)
Total pension plan assets	$386.8				$440.3

At December 31, the fair values of Alliant Energy’s OPEB plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.6	$—	$3.6	$—	$3.7	$—	$3.7	$—
Equity securities:
U.S. blend	21.1	21.1	—	—	35.8	35.8	—	—
U.S. large cap core	0.9	0.9	—	—	2.9	2.9	—	—
U.S. large cap value	0.5	—	0.5	—	1.5	—	1.5	—
U.S. large cap growth	0.5	—	0.5	—	1.6	—	1.6	—
U.S. small cap value	0.1	—	0.1	—	0.3	—	0.3	—
U.S. small cap growth	0.1	0.1	—	—	0.4	0.4	—	—
International - blend	12.5	12.5	—	—	14.2	14.2	—	—
International - developed markets	1.0	0.5	0.5	—	2.2	1.1	1.1	—
International - emerging markets	0.4	0.4	—	—	1.0	1.0	—	—
Global asset allocation securities	16.4	16.0	0.4	—	30.3	29.4	0.9	—
Risk parity allocation securities	0.9	—	0.9	—	2.2	—	2.2	—
Fixed income securities:
Fixed income funds	48.9	46.3	2.6	—	25.5	19.0	6.5	—
Total OPEB plan assets	$106.9	$97.8	$9.1	$—	$121.6	$103.8	$17.8	$—

At December 31, the fair values of IPL’s OPEB plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$0.9	$—	$0.9	$—	$1.4	$—	$1.4	$—
Equity securities:
U.S. blend	16.6	16.6	—	—	27.2	27.2	—	—
U.S. large cap core	0.1	0.1	—	—	0.5	0.5	—	—
U.S. large cap value	0.1	—	0.1	—	0.3	—	0.3	—
U.S. large cap growth	0.1	—	0.1	—	0.3	—	0.3	—
U.S. small cap value	—	—	—	—	0.1	—	0.1	—
U.S. small cap growth	—	—	—	—	0.1	0.1	—	—
International - blend	10.7	10.7	—	—	10.7	10.7	—	—
International - developed markets	0.1	0.1	—	—	0.4	0.2	0.2	—
International - emerging markets	—	—	—	—	0.2	0.2	—	—
Global asset allocation securities	6.9	6.9	—	—	21.6	21.5	0.1	—
Risk parity allocation securities	0.1	—	0.1	—	0.4	—	0.4	—
Fixed income securities:
Fixed income funds	33.6	33.3	0.3	—	15.5	14.3	1.2	—
Total OPEB plan assets	$69.2	$67.7	$1.5	$—	$78.7	$74.7	$4.0	$—
At December 31, the fair values of WPL’s OPEB plan assets by asset category and fair value hierarchy level were as follows (in millions):

	2015				2014
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$2.3	$—	$2.3	$—	$1.4	$—	$1.4	$—
Equity securities:
U.S. blend	—	—	—	—	3.6	3.6	—	—
U.S. large cap core	—	—	—	—	1.6	1.6	—	—
U.S. large cap value	—	—	—	—	0.8	—	0.8	—
U.S. large cap growth	—	—	—	—	0.8	—	0.8	—
U.S. small cap value	—	—	—	—	0.2	—	0.2	—
U.S. small cap growth	—	—	—	—	0.2	0.2	—	—
International - blend	—	—	—	—	1.4	1.4	—	—
International - developed markets	—	—	—	—	1.2	0.6	0.6	—
International - emerging markets	—	—	—	—	0.5	0.5	—	—
Global asset allocation securities	5.4	5.4	—	—	3.8	3.3	0.5	—
Risk parity allocation securities	—	—	—	—	1.1	—	1.1	—
Fixed income securities:
Fixed income funds	11.0	11.0	—	—	5.2	1.8	3.4	—
Total OPEB plan assets	$18.7	$16.4	$2.3	$—	$21.8	$13.0	$8.8	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2015 and 2014.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock represented 11.6% and 12.6% of total assets held in 401(k) savings plans at December 31, 2015 and 2014, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
401(k) costs	$24.9	$22.5	$19.2	$12.7	$11.1	$9.9	$11.2	$10.5	$8.5

Voluntary Employee Separation Charges - In 2015, Alliant Energy offered certain employees a voluntary separation package. Approximately 2% of total Alliant Energy employees accepted this package, which resulted in Alliant Energy, IPL and WPL recording charges of $8 million, $5 million and $3 million, respectively, in 2015.

NOTE 12(b) Equity-based Compensation Plans - In 2015, Alliant Energy’s shareowners approved the Amended and Restated OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2015, performance shares and restricted stock were outstanding and 3.8 million shares of Alliant Energy’s common stock remained available for grants under the Amended and Restated OIP. Alliant Energy satisfies share payouts related to equity awards under the Amended and Restated OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term performance-based awards, including performance units and restricted cash awards, to certain key employees. At December 31, 2015, performance units and performance-contingent cash awards were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments.

A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Compensation expense	$10.7	$15.3	$12.0	$5.7	$8.3	$6.2	$4.7	$6.4	$5.2
Income tax benefits	4.4	6.2	4.8	2.4	3.4	2.5	1.9	2.6	2.1

As of December 31, 2015, total unrecognized compensation cost related to share-based compensation awards was $3.9 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Units - Payouts of performance shares and units to key employees are contingent upon achievement over 3-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Payouts of nonvested performance shares and units are based on achievement of the performance criteria and are prorated in the event of retirement, death or disability during the first year of the performance period based on time worked during the first year of the performance period, and are prorated upon involuntary termination without cause based on time worked during the entire performance period. Upon achievement of the performance criteria, payouts of performance shares and units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested performance shares and units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the performance period. Nonvested performance shares and units do not have non-forfeitable rights to dividends when dividends are paid to common shareowners. Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock. Each performance share’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. A summary of the performance shares activity, with share amounts representing the target number of performance shares, was as follows:

	2015	2014	2013
Nonvested shares, January 1	144,424	139,940	145,277
Granted	45,403	51,221	49,093
Vested	(45,612)	(45,235)	(54,430)
Forfeited	—	(1,502)	—
Nonvested shares, December 31	144,215	144,424	139,940

Certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2015	2014	2013
	2012 Grant	2011 Grant	2010 Grant
Performance shares vested	45,612	45,235	54,430
Percentage of target number of performance shares	167.5%	147.5%	197.5%
Aggregate payout value (in millions)	$5.1	$3.4	$4.8
Payout - cash (in millions)	$3.2	$2.9	$4.4
Payout - common stock shares issued	10,975	4,810	4,177

Performance Units - Performance units must be paid out in cash. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units. A summary of the performance unit activity, with amounts representing the target number of performance units, was as follows:

	2015	2014	2013
Nonvested units, January 1	63,665	65,912	64,969
Granted	17,837	20,422	22,201
Vested	(22,845)	(20,751)	(19,760)
Forfeited	(451)	(1,918)	(1,498)
Nonvested units, December 31	58,206	63,665	65,912

Certain performance units vested, resulting in cash payouts as follows:

	2015	2014	2013
	2012 Grant	2011 Grant	2010 Grant
Performance units vested	22,845	20,751	19,760
Percentage of target number of performance units	167.5%	147.5%	197.5%
Payout value (in millions)	$1.6	$1.2	$1.3

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at December 31, 2015, by year of grant, were as follows:

	Performance Shares			Performance Units
	2015 Grant	2014 Grant	2013 Grant	2015 Grant	2014 Grant	2013 Grant
Nonvested awards	45,403	49,719	49,093	17,386	19,440	21,380
Alliant Energy common stock closing price on December 31, 2015	$62.45	$62.45	$62.45
Alliant Energy common stock closing price on grant date				$65.09	$53.77	$47.58
Estimated payout percentage based on performance criteria	80%	125%	165%	80%	125%	165%
Fair values of each nonvested award	$49.96	$78.06	$103.04	$52.07	$67.21	$78.51

At December 31, 2015, fair values of nonvested performance shares and units were calculated based on Alliant Energy’s stock price and anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group over the performance period. The portion of the fair values based on anticipated total shareowner returns was estimated using a model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.

Performance-Contingent Restricted Stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Payouts of nonvested performance-contingent restricted stock are based on achievement of the performance criteria and are prorated in the event of retirement, death or disability during the first year of the performance period based on time worked during the first year of the performance period, and are prorated upon involuntary termination without cause based on time worked during the entire performance period. Upon achievement of the performance criteria, payouts of performance-contingent restricted stock to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the performance period. The fair value of performance-contingent restricted stock is based on the closing market price on the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2015		2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	98,812	$50.69	158,922	$42.71	211,651	$32.42
Granted	45,403	65.09	51,221	53.77	49,093	47.58
Vested (a)	(49,093)	47.58	(90,847)	40.91	—	—
Forfeited (b)	—	—	(20,484)	39.85	(101,822)	23.67
Nonvested shares, December 31	95,122	59.17	98,812	50.69	158,922	42.71

(a)
In 2015, 49,093 performance-contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met. In 2014, 45,612 and 45,235 performance-contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

(b)
In 2013, 101,822 performance-contingent restricted shares granted in 2009 were forfeited because the specified performance criteria for such shares were not met. The forfeitures during 2014 were primarily caused by retirements and terminations of participants.

Performance-Contingent Cash Awards - Performance-contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Payouts of nonvested awards are based on achievement of the performance criteria and are prorated in the event of retirement, death or disability during the first year of the performance period based on time worked during the first year of the performance period, and are prorated upon involuntary termination without cause based on time worked during the entire performance period. Upon achievement of the performance criteria, payouts of these awards to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the performance period. Each performance-contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance-contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance-contingent cash awards activity was as follows:

	2015	2014	2013
Nonvested awards, January 1	78,930	96,977	59,639
Granted	41,105	42,446	39,530
Vested (a)	(37,332)	(55,517)	—
Forfeited	(827)	(4,976)	(2,192)
Nonvested awards, December 31	81,876	78,930	96,977

(a)
In 2015, 37,332 performance-contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million. In 2014, 34,766 and 20,751 performance-contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

NOTE 12(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and performance-based compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account or equity accounts based on certain benchmark funds.

Company Stock Accounts - The DCP does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s balance sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock accounts and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust were as follows (in millions):

	2015	2014
Carrying value	$8.5	$8.9
Fair market value	13.4	15.9

Interest and Equity Accounts - Distributions from participants’ interest and equity accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest and equity accounts are recorded in “Pension and other benefit obligations” on Alliant Energy’s and IPL’s balance sheets. At December 31, the carrying value of deferred compensation obligations for participants’ interest and equity accounts, which approximates fair market value, was as follows (in millions):

	Alliant Energy		IPL
	2015	2014	2015	2014
Carrying value	$18.3	$17.8	$5.0	$5.2

NOTE 13. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, ash ponds, wind projects, active ash landfills, certain coal yards and above ground storage tanks. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Balance, January 1	$114.0	$109.7	$51.8	$47.9	$52.4	$52.4
Revisions in estimated cash flows (a)	17.3	—	15.1	—	3.2	—
Liabilities settled	(8.8)	(3.4)	(4.3)	(1.4)	(4.5)	(2.0)
Liabilities incurred (a)	86.6	3.7	67.8	3.5	18.8	0.2
Accretion expense	4.9	4.0	2.5	1.8	2.0	1.8
Balance, December 31	$214.0	$114.0	$132.9	$51.8	$71.9	$52.4

(a)
In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and is effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. In 2015, Alliant Energy, IPL and WPL recognized additional AROs of $87 million, $67 million and $20 million, respectively, as a result of the final CCR Rule. The increases in AROs resulted in corresponding increases in “Property, plant and equipment, net” on the respective balance sheets. Actual costs resulting from the CCR rule may be different than the amounts recorded in 2015 due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

In addition, certain AROs related to EGU assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable. Removal costs of these EGUs are being recovered in rates and are recorded in regulatory liabilities.

NOTE 14. FAIR VALUE MEASUREMENTS
Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. At each reporting date, Level 1 items included IPL’s 5.1% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. At each reporting date, Level 2 items included certain non-exchange traded commodity contracts and substantially all of the long-term debt instruments.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. At each reporting date, Level 3 items included FTRs, certain non-exchange traded commodity contracts and IPL’s deferred proceeds.

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

Swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. A portion of these indicative price quotations were corroborated using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. Commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. Swap, option and physical forward commodity contracts were predominately at liquid trading points. FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 5(b) for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 9(b) for additional information regarding long-term debt.

Cumulative preferred stock - The fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange at each reporting date. Refer to Note 8 for additional information regarding cumulative preferred stock.

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2015					2014
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$18.4	$—	$2.5	$15.9	$18.4	$38.6	$—	$2.6	$36.0	$38.6
Deferred proceeds	172.0	—	—	172.0	172.0	177.2	—	—	177.2	177.2
Liabilities and equity:
Derivatives	64.6	—	16.0	48.6	64.6	37.6	—	19.5	18.1	37.6
Long-term debt (including current maturities)	3,835.6	—	4,332.4	3.7	4,336.1	3,767.3	—	4,414.9	3.3	4,418.2
Cumulative preferred stock of IPL	200.0	206.6	—	—	206.6	200.0	200.2	—	—	200.2

IPL	2015					2014
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$15.5	$—	$2.0	$13.5	$15.5	$28.0	$—	$2.4	$25.6	$28.0
Deferred proceeds	172.0	—	—	172.0	172.0	177.2	—	—	177.2	177.2
Liabilities and equity:
Derivatives	23.4	—	8.0	15.4	23.4	19.5	—	13.3	6.2	19.5
Long-term debt (including current maturities)	1,856.9	—	2,092.7	—	2,092.7	1,758.0	—	2,053.0	—	2,053.0
Cumulative preferred stock	200.0	206.6	—	—	206.6	200.0	200.2	—	—	200.2

WPL	2015					2014
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$2.9	$—	$0.5	$2.4	$2.9	$10.6	$—	$0.2	$10.4	$10.6
Liabilities and equity:
Derivatives	41.2	—	8.0	33.2	41.2	18.1	—	6.2	11.9	18.1
Long-term debt (including current maturities)	1,533.9	—	1,793.0	—	1,793.0	1,563.1	—	1,908.9	—	1,908.9

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2015	2014	2015	2014
Beginning balance, January 1	$17.9	$4.4	$177.2	$203.5
Total net gains (losses) included in changes in net assets (realized/unrealized)	(63.5)	11.1	—	—
Transfers out of Level 3	0.3	—	—	—
Purchases	36.9	76.7	—	—
Sales	(1.9)	(2.2)	—	—
Settlements (a)	(22.4)	(72.1)	(5.2)	(26.3)
Ending balance, December 31	($32.7)	$17.9	$172.0	$177.2
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($56.0)	($0.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2015	2014	2015	2014
Beginning balance, January 1	$19.4	$14.6	$177.2	$203.5
Total net losses included in changes in net assets (realized/unrealized)	(29.6)	(5.9)	—	—
Purchases	33.1	68.8	—	—
Sales	(1.8)	(2.0)	—	—
Settlements (a)	(23.0)	(56.1)	(5.2)	(26.3)
Ending balance, December 31	($1.9)	$19.4	$172.0	$177.2
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($23.1)	($9.3)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2015	2014
Beginning balance, January 1	($1.5)	($10.2)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(33.9)	17.0
Transfers out of Level 3	0.3	—
Purchases	3.8	7.9
Sales	(0.1)	(0.2)
Settlements	0.6	(16.0)
Ending balance, December 31	($30.8)	($1.5)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($32.9)	$8.9

(a)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2015	($43.1)	$10.4	($12.3)	$10.4	($30.8)	$—
2014	(7.0)	24.9	(3.2)	22.6	(3.8)	2.3

NOTE 15. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 14 for detailed discussion of derivative instruments.

Notional Amounts - As of December 31, 2015, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	5,868	2016-2018	9,880	2016	104,096	2016-2020	4,945	2016-2018
IPL	809	2016	5,622	2016	55,985	2016-2020	1,966	2016-2018
WPL	5,059	2016-2018	4,258	2016	48,111	2016-2020	2,979	2016-2018

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheet as assets or liabilities. At December 31, the fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	2015	2014	2015	2014	2015	2014
Current derivative assets	$15.1	$30.5	$13.8	$27.4	$1.3	$3.1
Non-current derivative assets	3.3	8.1	1.7	0.6	1.6	7.5
Current derivative liabilities	47.3	28.1	18.5	16.4	28.8	11.7
Non-current derivative liabilities	17.3	9.5	4.9	3.1	12.4	6.4

Unrealized gains and losses from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets. Refer to Notes 2 and 14 for further discussion.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2015 and 2014, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2015 and 2014. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 16. COMMITMENTS AND CONTINGENCIES
NOTE 16(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include generation maintenance and performance improvements for Marshalltown Combustion Turbine Units 1-3. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, generation maintenance and performance improvements at Columbia Units 1 and 2, and the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. At December 31, 2015, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $23 million, $7 million and $16 million, respectively.

NOTE 16(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At December 31, 2015, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2016	2017	2018	2019	2020	Thereafter	Total
Purchased power (a):
DAEC (IPL) (b)	$125	$138	$131	$143	$133	$749	$1,419
Other	77	44	44	—	—	—	165
	202	182	175	143	133	749	1,584
Natural gas	173	82	52	43	32	16	398
Coal (c)	129	76	50	12	—	—	267
SO2 emission allowances	14	8	—	—	—	—	22
Other (d)	6	2	2	2	2	7	21
	$524	$350	$279	$200	$167	$772	$2,292

IPL	2016	2017	2018	2019	2020	Thereafter	Total
Purchased power (a):
DAEC (b)	$125	$138	$131	$143	$133	$749	$1,419
Other	1	—	—	—	—	—	1
	126	138	131	143	133	749	1,420
Natural gas	95	42	35	28	18	10	228
Coal (c)	70	30	17	4	—	—	121
SO2 emission allowances	14	8	—	—	—	—	22
Other (d)	1	—	—	—	—	—	1
	$306	$218	$183	$175	$151	$759	$1,792

WPL	2016	2017	2018	2019	2020	Thereafter	Total
Purchased power (a)	$76	$44	$44	$—	$—	$—	$164
Natural gas	78	40	17	15	14	6	170
Coal (c)	59	46	33	8	—	—	146
Other (d)	2	—	—	—	—	—	2
	$215	$130	$94	$23	$14	$6	$482

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Refer to Note 18 for additional information on purchased power transactions.

(b)
Includes commitments incurred under a PPA, which grants IPL rights to purchase up to 431 MWs of capacity and the resulting energy from DAEC for a term through December 31, 2025. If energy delivered is less than the targeted energy amount, an adjustment payment will be made to IPL, which will be reflected in IPL’s fuel adjustment clause.

(c)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2015 regarding expected future usage, which is subject to change.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2015.

Certain contracts are considered leases and are therefore not included here, but are included in Note 10.

NOTE 16(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. On February 12, 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. Plaintiffs have 30 days to seek an appeal of this decision.

Other - Alliant Energy, IPL and WPL are involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that appropriate reserves have been established and final disposition of these actions will not have a material effect on their financial condition or results of operations.

NOTE 16(d) Guarantees and Indemnifications -
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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of December 31, 2015, Alliant Energy had $123 million of performance guarantees outstanding with $48 million and $75 million currently expected to expire in 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of December 31, 2015. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 19 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” in 2015 and 2014 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Resources, as the successor to a predecessor entity that owned Whiting Petroleum, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of December 31, 2015, the present value of the abandonment obligations is estimated at $28 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Resources will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2015.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of December 31, 2015. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020. Refer to Note 3 for further discussion of the sale of IPL’s Minnesota electric distribution assets.

NOTE 16(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as environmental liabilities. At December 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2015	2014	2015	2014	2015	2014
Current environmental liabilities	$2.7	$2.0	$1.7	$1.7	$1.0	$0.3
Non-current environmental liabilities	12.8	13.5	11.2	11.9	1.5	1.6
	$15.5	$15.5	$12.9	$13.6	$2.5	$1.9

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

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At December 31, 2015, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$11	-	$28	$9	-	$25	$2	-	$3
Current and non-current environmental liabilities	15			13			2

Refer to Note 2 for discussion of regulatory assets recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures. Considering the current rate treatment, and assuming no material change therein, Alliant Energy, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material effect on their financial condition or results of operations.

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

In 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. In 2013, the Consent Decree was approved by the Western Wisconsin Court, thereby resolving all claims against WPL. Under the Consent Decree, WPL is required to install the following environmental controls systems:

•	SCR system at Edgewater Unit 5 by May 1, 2013 (placed in service in 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 (placed in service in 2014);

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	SCR system at Columbia Unit 2 by December 31, 2018.

WPL is also required to fuel switch or retire Edgewater Unit 4 by December 31, 2018. In December 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3 consistent with the Consent Decree. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2, and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. In addition, WPL will complete approximately $7 million in environmental mitigation projects.

Final recovery of the costs expected to be incurred related to the Consent Decree will be decided by the PSCW in future rate cases or other proceedings. Alliant Energy and WPL currently expect to recover any material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers.

IPL Consent Decree - In July 2015, IPL entered into a Consent Decree with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa to resolve potential claims regarding CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa, while admitting no liability. In September 2015, the Consent Decree was approved by the Northern Iowa Court, thereby resolving all potential claims against IPL. Under the Consent Decree, IPL is required to install the following environmental controls systems:

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

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. Pursuant to the Consent Decree, IPL paid a civil penalty of $1 million in 2015 and will complete approximately $6 million in environmental mitigation projects.

Alliant Energy and IPL currently expect to recover all material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers. The recovery of such costs will be decided by IPL’s regulators in future rate cases or other proceedings. Alliant Energy and IPL currently do not expect to recover costs related to the civil penalty from IPL’s electric customers.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters are included below, along with a brief description of these environmental rules.

Air Quality -
CSAPR is an emissions trading program that requires SO2 and NOx emissions reductions at certain IPL and WPL fossil-fueled EGUs through installation of environmental controls and/or purchases of allowances. Compliance with emission limits began in 2015, with additional emission limits reductions beginning in 2017. Alliant Energy, IPL and WPL are currently in compliance with the Phase I CSAPR emission limits.

Ozone NAAQS Rule may require NOx emission reductions in certain non-attainment areas designated by the EPA. The EPA’s final designations of non-attainment areas for this rule are currently expected to be issued by October 2017. Compliance deadlines range from 2020 through 2037 depending on the level of ozone monitored in non-attainment areas. Sheboygan County in Wisconsin is currently the only non-attainment area in Alliant Energy’s service territory. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin.

Clean Air Act Section 111(d) establishes standards under Section 111(d) of the CAA, otherwise referred to as the Clean Power Plan, for states to follow in developing plans to reduce CO2 emissions from existing fossil-fueled EGUs. The standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. In February 2016, the Supreme Court issued a stay of the Clean Power Plan until pending legal challenges are resolved, which places implementation of the final standards on hold indefinitely.

Clean Air Act Section 111(b) establishes standards under Section 111(b) of the CAA for CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and WPL’s proposed Riverside expansion are expected to be impacted by these standards. Marshalltown is being constructed, and WPL’s proposed Riverside expansion is being designed, to achieve compliance with these standards.

Water Quality -
Section 316(b) of the Federal Clean Water Act regulates cooling water intake structures and minimizes adverse environmental impacts to fish and other aquatic life. Compliance will be incorporated during periodic facility permit renewal cycles, with final compliance anticipated by 2022.

Effluent Limitation Guidelines require changes to discharge limits for wastewater from steam generating facilities. Compliance for existing steam generating facilities will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle, and immediately upon operation for new steam generating facilities constructed after January 2016.

Hydroelectric Fish Passage Device - WPL is currently required to install an agency-approved fish passage device at its Prairie du Sac hydro plant by December 31, 2020.

Land and Solid Waste -
CCR Rule establishes minimum criteria for disposing of CCR in landfills and surface impoundments (ash ponds), and allows for continued operation of ash ponds if they meet certain performance criteria. Refer to Note 13 for further discussion of the CCR Rule, including additional AROs that were recognized in 2015 related to such rule.

NOTE 16(f) Credit Risk - IPL and WPL provide regulated electricity and natural gas services to residential, commercial, industrial and wholesale customers in the Midwest region of the U.S. The geographic concentration of these customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a diverse customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or natural gas services.

Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities and other goods or services at the contracted price. IPL and WPL are typically net buyers of commodities (primarily electricity, coal and natural gas) required to provide regulated electricity and natural gas services to their customers. As a result, IPL and WPL are also subject to credit risk related to their counterparties’ failures to deliver commodities at the contracted price.

Credit policies are maintained to mitigate credit risk. These credit policies include evaluation of the financial condition of certain counterparties, use of credit risk-related contingent provisions in certain commodity agreements that require credit support from counterparties that exceed certain exposure limits, diversification of counterparties to reduce concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with certain counterparties.

IPL has a PPA that grants it rights to purchase capacity and the resulting energy from DAEC through December 31, 2025. This PPA exposes Alliant Energy and IPL to risk of counterparty non-performance. However, financial risk is mitigated by IPL’s fuel-related cost recovery mechanisms. Refer to Note 16(b) for further discussion of the DAEC PPA.

Based on these credit policies, counterparty diversification and utility cost recovery mechanisms, it is unlikely that counterparty non-performance would have a material effect on financial condition or results of operations. However, there is no assurance that these items will protect against all losses from counterparty non-performance.

Refer to Notes 5(a) and 15 for details of allowances for doubtful accounts and credit risk-related contingent features, respectively.

NOTE 17. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2015 are:

•
Utility - includes the operations of IPL and WPL, which primarily serve retail customers in Iowa and Wisconsin. The utility business has three reportable segments: a) utility electric operations; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total Utility.”

•
Non-regulated, Parent and Other - includes the operations of Resources and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. Resources’ businesses include Transportation, Non-regulated Generation and other non-regulated investments described in Note 1(a).

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on services agreements. Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues.

Certain financial information relating to Alliant Energy’s business segments, services and geographic information was as follows (in millions):

	Utility				Non-Regulated,	Alliant Energy
2015	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,770.5	$381.2	$57.9	$3,209.6	$44.0	$3,253.6
Depreciation and amortization	358.6	31.1	1.8	391.5	9.8	401.3
Operating income	514.1	34.6	1.9	550.6	26.4	577.0
Interest expense				189.2	(2.1)	187.1
Equity (income) loss from unconsolidated investments, net	(35.1)	—	—	(35.1)	1.3	(33.8)
Income taxes				60.2	10.2	70.4
Net income attributable to Alliant Energy common shareowners				362.3	15.9	378.2
Total assets	10,211.3	939.3	828.9	11,979.5	515.7	12,495.2
Investments in equity method subsidiaries	302.0	—	—	302.0	0.9	302.9
Construction and acquisition expenditures	855.8	106.4	1.4	963.6	70.7	1,034.3

	Utility				Non-Regulated,	Alliant Energy
2014	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,713.6	$517.5	$66.1	$3,297.2	$53.1	$3,350.3
Depreciation and amortization	347.0	29.9	1.8	378.7	9.4	388.1
Operating income	442.4	53.8	14.0	510.2	33.4	543.6
Interest expense				176.3	4.3	180.6
Equity (income) loss from unconsolidated investments, net	(42.8)	—	—	(42.8)	2.4	(40.4)
Income taxes				36.4	7.9	44.3
Net income attributable to Alliant Energy common shareowners				362.0	21.1	383.1
Total assets	9,660.4	913.5	993.9	11,567.8	495.7	12,063.5
Investments in equity method subsidiaries	294.3	—	—	294.3	2.3	296.6
Construction and acquisition expenditures	774.8	63.2	0.9	838.9	63.9	902.8

	Utility				Non-Regulated,	Alliant Energy
2013	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,689.0	$464.8	$71.3	$3,225.1	$51.7	$3,276.8
Depreciation and amortization	333.0	28.8	1.5	363.3	7.6	370.9
Operating income	444.5	57.3	6.3	508.1	25.8	533.9
Interest expense				166.3	6.5	172.8
Equity income from unconsolidated investments, net	(43.7)	—	—	(43.7)	—	(43.7)
Income taxes				49.3	4.6	53.9
Net income attributable to Alliant Energy common shareowners				349.5	8.8	358.3
Total assets	9,018.6	859.3	712.2	10,590.1	502.4	11,092.5
Investments in equity method subsidiaries	279.1	—	—	279.1	2.3	281.4
Construction and acquisition expenditures	677.3	47.0	7.3	731.6	66.7	798.3

Services - Alliant Energy’s consolidated operating revenues by segment, which were substantially all related to services, were as follows:

	2015	2014	2013
Utility electric operations	85%	81%	82%
Utility gas operations	12%	15%	14%
Utility other	2%	2%	2%
Other	1%	2%	2%
	100%	100%	100%

Geographic Information - At December 31, 2015, 2014 and 2013, Alliant Energy, IPL and WPL did not have any long-lived assets to be held and used in foreign countries.

IPL - IPL is a utility primarily serving retail customers in Iowa and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s business segments was as follows (in millions):

2015	Electric	Gas	Other	Total
Operating revenues	$1,503.8	$217.3	$53.4	$1,774.5
Depreciation and amortization	187.9	17.5	1.8	207.2
Operating income	218.8	17.7	5.4	241.9
Interest expense				96.8
Income tax benefit				(22.7)
Earnings available for common stock				186.0
Total assets	5,754.1	548.2	406.8	6,709.1
Construction and acquisition expenditures	561.2	56.7	1.4	619.3

2014	Electric	Gas	Other	Total
Operating revenues	$1,493.3	$296.5	$58.3	$1,848.1
Depreciation and amortization	178.7	17.0	1.8	197.5
Operating income	166.8	25.7	16.7	209.2
Interest expense				89.9
Income tax benefit				(48.9)
Earnings available for common stock				181.6
Total assets	5,398.3	544.1	507.8	6,450.2
Construction and acquisition expenditures	490.0	35.1	0.9	526.0

2013	Electric	Gas	Other	Total
Operating revenues	$1,491.8	$273.9	$53.1	$1,818.8
Depreciation and amortization	173.1	16.5	1.5	191.1
Operating income	173.1	29.8	9.1	212.0
Interest expense				81.3
Income tax benefit				(36.3)
Earnings available for common stock				172.0
Total assets	4,905.3	518.8	369.8	5,793.9
Construction and acquisition expenditures	365.4	27.5	7.3	400.2

WPL - WPL is a utility serving customers in Wisconsin and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s business segments was as follows (in millions):

2015	Electric	Gas	Other	Total
Operating revenues	$1,266.7	$163.9	$4.5	$1,435.1
Depreciation and amortization	170.7	13.6	—	184.3
Operating income (loss)	295.3	16.9	(3.5)	308.7
Interest expense				92.4
Equity income from unconsolidated investments	(35.1)	—	—	(35.1)
Income taxes				82.9
Earnings available for common stock				176.3
Total assets	4,457.2	391.1	422.1	5,270.4
Investments in equity method subsidiaries	302.0	—	—	302.0
Construction and acquisition expenditures	294.6	49.7	—	344.3

2014	Electric	Gas	Other	Total
Operating revenues	$1,220.3	$221.0	$7.8	$1,449.1
Depreciation and amortization	168.3	12.9	—	181.2
Operating income (loss)	275.6	28.1	(2.7)	301.0
Interest expense				86.4
Equity income from unconsolidated investments	(42.8)	—	—	(42.8)
Income taxes				85.3
Earnings available for common stock				180.4
Total assets	4,262.1	369.4	486.1	5,117.6
Investments in equity method subsidiaries	294.3	—	—	294.3
Construction and acquisition expenditures	284.8	28.1	—	312.9

2013	Electric	Gas	Other	Total
Operating revenues	$1,197.2	$190.9	$18.2	$1,406.3
Depreciation and amortization	159.9	12.3	—	172.2
Operating income (loss)	271.4	27.5	(2.8)	296.1
Interest expense				85.0
Equity income from unconsolidated investments	(43.7)	—	—	(43.7)
Income taxes				85.6
Earnings available for common stock				177.5
Total assets	4,113.3	340.5	342.4	4,796.2
Investments in equity method subsidiaries	279.1	—	—	279.1
Construction and acquisition expenditures	311.9	19.5	—	331.4

NOTE 18. RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO. The amounts billed for services provided, sales credited and purchases were as follows (in millions):

	IPL			WPL
	2015	2014	2013	2015	2014	2013
Corporate Services billings	$150	$148	$140	$121	$116	$103
Sales credited	10	8	7	24	6	12
Purchases billed	366	422	365	66	125	68

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2015	2014
IPL	$93	$84
WPL	54	58

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2015	2014	2013
ATC billings to WPL	$101	$96	$96
WPL billings to ATC	13	9	12

As of December 31, 2015 and 2014, WPL owed ATC net amounts of $8 million and $8 million, respectively.

WPL’s Sheboygan Falls Lease - Refer to Note 10(b) for discussion of WPL’s Sheboygan Falls lease.

NOTE 19. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements was as follows (in millions):

	2015	2014	2013
Operating revenues	$—	$—	$0.9
Operating expenses	4.0	3.7	9.9
Loss before income taxes	(4.0)	(3.7)	(9.0)
Income tax benefit	(1.5)	(1.3)	(3.1)
Loss from discontinued operations, net of tax	($2.5)	($2.4)	($5.9)

Refer to Note 16(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

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

NOTE 20. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. Refer to Note 19 for additional information on discontinued operations.

	2015				2014
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$897.4	$717.2	$898.9	$740.1	$952.8	$750.3	$843.1	$804.1
Operating income	152.9	109.0	235.9	79.2	154.2	103.3	194.8	91.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	96.6	68.9	180.0	35.2	108.0	62.1	155.2	60.2
Loss from discontinued operations, net of tax	—	(1.3)	(0.1)	(1.1)	—	(0.3)	(1.9)	(0.2)
Net income	96.6	67.6	179.9	34.1	108.0	61.8	153.3	60.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.87	0.61	1.59	0.31	0.97	0.56	1.40	0.54
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)	—	—	(0.02)	—
Net income	0.87	0.60	1.59	0.30	0.97	0.56	1.38	0.54

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented. Refer to Note 1(q) for discussion of IPL’s previously reported Selected Consolidated Quarterly Financial Data (Unaudited), which was impacted as a result of a change to IPL’s method of recording income taxes retrospectively adopted in the fourth quarter of 2015.

	2015				2014
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$489.0	$382.2	$504.6	$398.7	$528.9	$411.9	$476.2	$431.1
Operating income	65.5	33.8	117.0	25.6	57.5	34.0	93.9	23.8
Net income	50.1	19.0	119.1	8.0	45.3	20.5	104.6	21.4
Earnings available for common stock	47.5	16.5	116.5	5.5	42.7	18.0	102.0	18.9

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented. Refer to Note 1(q) for discussion of WPL’s previously reported Selected Consolidated Quarterly Financial Data (Unaudited), which was impacted as a result of a change to WPL’s method of recording income taxes retrospectively adopted in the fourth quarter of 2015.

	2015				2014
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$397.1	$324.7	$382.6	$330.7	$410.4	$324.5	$354.4	$359.8
Operating income	80.8	68.3	110.3	49.3	87.7	60.0	93.9	59.4
Net income	45.1	39.7	68.4	24.4	55.2	34.7	57.9	33.3
Earnings available for common stock	44.9	39.2	68.0	24.2	55.2	34.7	57.9	32.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2015 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2015.

During the fourth quarter of 2015, WPL implemented a new customer billing and information system, which houses all customer records, and processes metering, billing and payment transactions. The new system more fully automates and improves the efficiency of WPL’s financial reporting process, and resulted in a material change in Alliant Energy’s and WPL’s internal control over financial reporting. Other than WPL’s new customer billing and information system, there was no change in Alliant Energy’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s and WPL’s internal control over financial reporting. There was no change in IPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, IPL’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries (Alliant Energy) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2015, Alliant Energy’s internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is included herein.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Vice President, Chief Accounting Officer and Controller

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2016

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Interstate Power and Light Company and subsidiary (IPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. IPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management concluded that, as of December 31, 2015, IPL’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of IPL’s independent registered public accounting firm regarding IPL’s internal control over financial reporting. Management’s report was not subject to attestation by IPL’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit IPL to provide only management’s report in this Annual Report on Form 10-K.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Vice President, Chief Accounting Officer and Controller

February 24, 2016

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiary (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management concluded that, as of December 31, 2015, WPL’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of WPL’s independent registered public accounting firm regarding WPL’s internal control over financial reporting. Management’s report was not subject to attestation by WPL’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit WPL to provide only management’s report in this Annual Report on Form 10-K.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Vice President, Chief Accounting Officer and Controller

February 24, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2016 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2015 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	271,247 (a)	$55.71	3,828,384 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	271,247	$55.71	3,828,384

(a)
Represents performance shares granted under the OIP. The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2015 and 2014 grants and at the actual performance multiplier of 165% for the 2013 grants.

(b)
All of the available shares under the Amended and Restated OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2015, there were performance shares and restricted stock awards outstanding under the Amended and Restated OIP. Excludes 95,122 shares of non-vested restricted common stock previously issued and outstanding under the Amended and Restated OIP at December 31, 2015.

(c)	As of December 31, 2015, there were 215,093 shares of Alliant Energy’s common stock outstanding under the DCP, which is described in Note 12(c).

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2016 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
Each of IPL’s and WPL’s Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services after the Audit Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Audit Committee’s authority to management. In the event the need for specific services arises between Audit Committee meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Audit Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Audit Committee, directly related and allocated to IPL and WPL were as follows (in thousands):

	IPL				WPL
	2015		2014		2015		2014
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,036	91%	$1,037	91%	$969	95%	$1,042	96%
Audit-related fees	90	8%	88	8%	41	4%	38	3%
All other fees	7	1%	9	1%	7	1%	9	1%
	$1,133	100%	$1,134	100%	$1,017	100%	$1,089	100%

IPL’s and WPL’s audit fees for 2015 and 2014 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2015 and 2014 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit fees for 2015 also included fees billed for services related to a change in method of recording income taxes at IPL and WPL. IPL’s and WPL’s audit-related fees for 2015 and 2014 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. All other fees for 2015 and 2014 for IPL and WPL consisted of license fees for accounting research software products and seminars. IPL and WPL did not have any tax fees for 2015 or 2014. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules -
Schedule I. Condensed Parent Company Financial Statements
Schedule II. Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K - Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating revenues	$2	$2	$2
Operating expenses	3	3	1
Operating income (loss)	(1)	(1)	1
Interest expense and other:
Equity earnings from consolidated subsidiaries	(379)	(388)	(361)
Interest expense	3	9	11
Interest income	(3)	(2)	(2)
Total interest expense and other	(379)	(381)	(352)
Income before income taxes	378	380	353
Income tax benefit	(1)	(3)	(5)
Net income	$379	$383	$358
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$93	$95
Other	9	25
Total current assets	102	120
Investments:
Investments in consolidated subsidiaries	3,999	3,721
Other	14	15
Total investments	4,013	3,736
Other assets	20	10
Total assets	$4,135	$3,866

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250	$—
Commercial paper	140	141
Other	12	29
Total current liabilities	402	170
Long-term debt, net (excluding current portion)	—	250
Other liabilities	12	11
Common equity:
Common stock and additional paid-in capital	1,664	1,510
Retained earnings	2,066	1,934
Shares in deferred compensation trust	(9)	(9)
Total common equity	3,721	3,435
Total liabilities and equity	$4,135	$3,866
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash flows from operating activities	$262	$246	$238
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(165)	(90)	(120)
Capital repayments from consolidated subsidiaries	—	50	95
Net change in notes receivable from affiliates	2	(23)	5
Other	—	—	(2)
Net cash flows used for investing activities	(163)	(63)	(22)
Cash flows used for financing activities:
Common stock dividends	(247)	(226)	(208)
Proceeds from issuance of common stock, net	151	—	—
Proceeds from issuance of long-term debt	—	250	—
Payments to retire long-term debt	—	(250)	—
Net change in commercial paper	(1)	45	(9)
Other	(2)	(2)	1
Net cash flows used for financing activities	(99)	(183)	(216)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($3)	($11)	($13)
Income taxes, net	(9)	(5)	(7)
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in Alliant Energy’s 2015 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

Alliant Energy allocates income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. In the fourth quarter of 2015, Alliant Energy changed its method of allocating income tax provisions and related deferred tax assets and liabilities to its subsidiaries from the parent-company-down approach to the modified separate return approach. The change was retrospectively applied to the Parent Company’s Condensed Financial Statements. This tax method change did not impact Alliant Energy’s consolidated financial statements. The change had no impact on Parent Company net income, but impacted the income tax provisions and the equity earnings from consolidated subsidiaries in the Parent Company Condensed Statements of Income, as well as investment in consolidated subsidiaries and deferred tax liabilities on the Parent Company Condensed Balance Sheets. Refer to Note 1(c) for additional information on the tax method change.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2015	$5.1	$8.1	$3.0	$11.4	$4.8
Year ended December 31, 2014	4.8	11.7	4.1	15.5	5.1
Year ended December 31, 2013	4.0	13.6	0.6	13.4	4.8
IPL (c)
Year ended December 31, 2015	$0.4	$8.1	—	$7.9	$0.6
Year ended December 31, 2014	0.7	11.5	—	11.8	0.4
Year ended December 31, 2013	0.7	12.7	—	12.7	0.7
WPL
Year ended December 31, 2015	$4.2	$—	$3.0	$3.5	$3.7
Year ended December 31, 2014	1.7	—	4.1	1.6	4.2
Year ended December 31, 2013	1.8	—	0.6	0.7	1.7
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy
Year ended December 31, 2015	$32.6	$6.5	$—	$12.0	$27.1
Year ended December 31, 2014	38.2	12.5	—	18.1	32.6
Year ended December 31, 2013	33.4	23.2	—	18.4	38.2
IPL
Year ended December 31, 2015	$10.6	$2.1	$—	$3.3	$9.4
Year ended December 31, 2014	18.1	3.9	—	11.4	10.6
Year ended December 31, 2013	11.6	9.3	—	2.8	18.1
WPL
Year ended December 31, 2015	$16.3	$0.7	$—	$5.6	$11.4
Year ended December 31, 2014	16.2	2.5	—	2.4	16.3
Year ended December 31, 2013	13.5	8.8	—	6.1	16.2

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets.

(b)
Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Refer to Note 5(b) for discussion of IPL’s sales of accounts receivable program.

(d)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2016.

ALLIANT ENERGY CORPORATION

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2016.

/s/	Patricia L. Kampling	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Deborah B. Dunie	Director
Deborah B. Dunie

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Thomas F. O’Toole	Director
Thomas F. O’Toole

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2016.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2016.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Deborah B. Dunie	Director
Deborah B. Dunie

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Thomas F. O’Toole	Director
Thomas F. O’Toole

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2016.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2016.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Deborah B. Dunie	Director
Deborah B. Dunie

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Thomas F. O’Toole	Director
Thomas F. O’Toole

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated herein by reference.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, IPL or WPL, as the case may be.

Exhibit Number	Description
1.1
Distribution Agreement, dated March 4, 2015, among Alliant Energy; J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to Alliant Energy’s Form 8-K, filed March 4, 2015 (File No. 1-9894))

3.1	Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8 (Reg. No. 333-117654))
3.2	Amended and Restated Bylaws of Alliant Energy, effective May 7, 2015 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed May 13, 2015 (File No. 1-9894))
3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))
3.4	Amended and Restated Bylaws of WPL, effective May 7, 2015 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed May 13, 2015 (File No. 0-337))
3.5	Amended and Restated Articles of Incorporation of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed May 13, 2013 (File No. 1-4117))
3.6	Amended and Restated Bylaws of IPL, effective May 7, 2015 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed May 13, 2015 (File No. 1-4117))
4.1
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, filed December 19, 2011 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Amended and Restated Rights Agreement, dated as of December 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, filed December 12, 2008 (File No. 1-9894))

4.4
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, filed December 19, 2011 (File No. 0-337))

4.5
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.6	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.7
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.8
Officer’s Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed October 2, 2008 (File No. 0-337))

4.9	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed July 8, 2009 (File No. 0-337))
4.10	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed June 11, 2010 (File No. 0-337))
4.11
Officers’ Certificate, dated as of November 19, 2012, creating WPL’s 2.25% Debentures due November 15, 2022 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed November 19, 2012 (File No. 0-337))

4.12
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

4.13
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, filed December 19, 2011 (File No. 1-4117))

4.14
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.15
Officer’s Certificate, dated as of September 10, 2003, creating IPL’s 5.875% Senior Debentures due September 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 11, 2003 (File No. 1-4117))

4.16
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.17	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.17a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.18
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

4.19
Officer’s Certificate, dated as of October 1, 2008, creating IPL’s 7.25% Senior Debentures due October 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 2, 2008 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.21
Officer’s Certificate, dated as of August 23, 2010, creating IPL’s 3.65% Senior Debentures due September 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 24, 2010 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of November 24, 2014, creating IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 24, 2014 (File No. 1-4117))

4.24
Officer’s Certificate, dated as of August 18, 2015, creating IPL’s 3.40% Senior Debentures due August 15, 2025 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 18, 2015 (File No. 1-4117))

4.25	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))
10.1	Operating Agreement of ATC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))
10.2
Term Loan Credit Agreement, dated as of October 7, 2014, between Alliant Energy, Wells Fargo Bank, N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 14, 2014 (File No. 1-9894))

10.3#	OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))
10.3a#	Amendment to the OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.3b#	Form of Performance Share Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.3c#	Form of Performance Share Agreement amended in 2015, pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.3c to Alliant Energy’s Form 10-K for the year 2014 (File No. 1-9894))
10.3d#
Form of Performance Contingent Restricted Stock Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3e#
Form of Performance Contingent Restricted Stock Agreement amended in 2015, pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.3e to Alliant Energy’s Form 10-K for the year 2014 (File No. 1-9894))

10.4#	Amended and Restated OIP, amended in 2015 (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))
10.4a#	Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2015
10.4b#	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015
10.4c#	Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015
10.5#	DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.5a#	Form of Performance Restricted Award Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.6#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.6a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.7#	IES Industries Inc. Amended and Restated Key Employee Deferred Compensation Agreement, as amended
10.8#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.8a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.8b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.9#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))
10.9a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.10#
Form of SRP Agreement by and between Alliant Energy and each of T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.11#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))
10.11a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.11b#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 12, 2014 (File No. 1-9894))
10.12#	Form of KEESA, by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 29, 2010 (File No. 1-9894))
10.13#
Form of KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13a#
Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9894))

10.14#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.15#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 24, 2008 (File No. 1-9894))

10.15a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.16#	Executive Employee Reimbursement Agreement, by and between Alliant Energy and R.J. Durian (incorporated by reference to Exhibit 10.13 to Alliant Energy’s Form 10-K for the year 2013 (File No. 1-9894))
10.17#	Terms of Alliant Energy Management Performance Pay Plan (incorporated by reference to Exhibit 10.16 to Alliant Energy’s Form 10-K for the year 2014 (File No. 1-9894))

10.18#	Terms of Alliant Energy Executive Performance Pay Plan
10.19#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2016
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
18.1	Letter re change in accounting principles for IPL
18.2	Letter re change in accounting principles for WPL
21.1	Subsidiaries of Alliant Energy
21.2	Subsidiaries of WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior VP and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Senior VP and CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Senior VP and CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.
* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (ii) Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (iv) Alliant Energy’s and IPL’s Consolidated Statements of Common Equity and WPL’s Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; and (v) the Combined Notes to Consolidated Financial Statements.