Form 10-Q
period 2016-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2016-08-02
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of June 30, 2016:

Alliant Energy Corporation	Common stock, $0.01 par value, 227,333,746 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2015 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2015
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PSCW	Public Service Commission of Wisconsin
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2016;

•	the impacts of WPL’s retail electric and gas base rate freeze in Wisconsin during 2016 and WPL’s pending retail base rate case for the 2017/2018 Test Period;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

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

•
developments that adversely impact the ability to implement the strategic plan, including issues with new environmental control equipment for various fossil-fueled EGUs of IPL and WPL, IPL’s Marshalltown EGU, WPL’s Riverside expansion and related third party purchase options, proposed new wind generation, various replacements, modernization and expansion of IPL’s and WPL’s electric and gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind farm or the potential transfer of the wind farm to IPL, and the potential decommissioning of certain EGUs of IPL and WPL;

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

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with gas transmission and distribution safety regulations, such as proposed rules recently issued by the Pipeline and Hazardous Materials Safety Administration;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	inability to access technological developments, including those related to wind turbines, solar generation, smart technology and other future technologies;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	impacts of ATC’s potential restructuring;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting standards issued periodically by standard-setting bodies, including revenue recognition and lease standards;

•	the impact of changes to production tax credits for wind farms;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2015 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$675.9	$640.4	$1,344.8	$1,311.7
Gas utility	57.0	51.7	209.2	250.1
Other utility	12.4	14.8	25.6	31.2
Non-regulated	9.3	10.3	18.8	21.6
Total operating revenues	754.6	717.2	1,598.4	1,614.6
Operating expenses:
Electric production fuel and purchased power	199.5	185.2	400.4	401.1
Electric transmission service	130.3	116.9	258.2	240.1
Cost of gas sold	24.6	21.9	119.8	152.7
Other operation and maintenance	144.5	157.3	289.6	305.2
Depreciation and amortization	102.1	100.4	204.6	200.6
Taxes other than income taxes	25.0	26.5	51.3	53.0
Total operating expenses	626.0	608.2	1,323.9	1,352.7
Operating income	128.6	109.0	274.5	261.9
Interest expense and other:
Interest expense	48.0	46.5	96.0	93.1
Equity income from unconsolidated investments, net	(9.1)	(11.3)	(19.6)	(17.8)
Allowance for funds used during construction	(15.3)	(8.6)	(28.5)	(15.4)
Interest income and other	—	(0.2)	(0.2)	(0.3)
Total interest expense and other	23.6	26.4	47.7	59.6
Income from continuing operations before income taxes	105.0	82.6	226.8	202.3
Income taxes	18.1	11.2	39.7	31.7
Income from continuing operations, net of tax	86.9	71.4	187.1	170.6
Loss from discontinued operations, net of tax	(0.5)	(1.3)	(1.6)	(1.3)
Net income	86.4	70.1	185.5	169.3
Preferred dividend requirements of Interstate Power and Light Company	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$83.9	$67.6	$180.4	$164.2
Weighted average number of common shares outstanding (basic and diluted) (a)	227.0	226.2	226.9	224.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (a):
Income from continuing operations, net of tax	$0.37	$0.31	$0.80	$0.74
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Net income	$0.37	$0.30	$0.80	$0.73
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$84.4	$68.9	$182.0	$165.5
Loss from discontinued operations, net of tax	(0.5)	(1.3)	(1.6)	(1.3)
Net income	$83.9	$67.6	$180.4	$164.2
Dividends declared per common share (a)	$0.29375	$0.275	$0.5875	$0.55

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6.5	$5.8
Accounts receivable, less allowance for doubtful accounts	316.3	397.6
Production fuel, at weighted average cost	104.3	98.8
Gas stored underground, at weighted average cost	21.6	43.3
Materials and supplies, at weighted average cost	83.2	81.4
Regulatory assets	71.6	120.2
Other	98.8	79.7
Total current assets	702.3	826.8
Property, plant and equipment, net	9,846.4	9,519.1
Investments:
Investment in American Transmission Company LLC	303.5	293.3
Other	21.3	53.0
Total investments	324.8	346.3
Other assets:
Regulatory assets	1,801.0	1,788.4
Deferred charges and other	10.9	14.6
Total other assets	1,811.9	1,803.0
Total assets	$12,685.4	$12,495.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$314.0	$313.4
Commercial paper	220.6	159.8
Accounts payable	353.0	402.4
Regulatory liabilities	201.3	187.1
Other	284.3	296.6
Total current liabilities	1,373.2	1,359.3
Long-term debt, net (excluding current portion)	3,588.4	3,522.2
Other liabilities:
Deferred tax liabilities	2,474.1	2,381.2
Regulatory liabilities	510.0	550.6
Pension and other benefit obligations	452.2	451.8
Other	297.3	306.0
Total other liabilities	3,733.6	3,689.6
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 227,333,746 and 226,918,432 shares outstanding (a)	2.3	1.1
Additional paid-in capital	1,681.8	1,663.0
Retained earnings	2,116.1	2,068.9
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 430,964 and 430,186 shares at a weighted average cost of $22.25 and $19.84 per share (a)	(9.6)	(8.5)
Total Alliant Energy Corporation common equity	3,790.2	3,724.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	3,990.2	3,924.1
Total liabilities and equity	$12,685.4	$12,495.2

(a)	Share and per share amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$185.5	$169.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	204.6	200.6
Deferred tax expense and investment tax credits	46.1	43.0
Other	(28.8)	3.5
Other changes in assets and liabilities:
Accounts receivable	(59.5)	33.7
Sales of accounts receivable	133.0	78.0
Gas stored underground	21.7	44.0
Regulatory assets	34.7	(22.7)
Regulatory liabilities	(29.2)	(40.0)
Deferred income taxes	46.2	48.0
Other	(44.3)	(40.1)
Net cash flows from operating activities	510.0	517.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(491.0)	(436.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(28.9)	(32.2)
Other	19.1	(1.9)
Net cash flows used for investing activities	(500.8)	(470.3)
Cash flows used for financing activities:
Common stock dividends	(133.2)	(122.9)
Proceeds from issuance of common stock, net	13.8	139.5
Payments to retire long-term debt	(1.8)	(151.4)
Net change in commercial paper	127.8	90.8
Other	(15.1)	(5.1)
Net cash flows used for financing activities	(8.5)	(49.1)
Net increase (decrease) in cash and cash equivalents	0.7	(2.1)
Cash and cash equivalents at beginning of period	5.8	56.9
Cash and cash equivalents at end of period	$6.5	$54.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($95.8)	($93.5)
Income taxes, net	($4.3)	$0.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$122.1	$162.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues:
Electric utility	$364.4	$339.4	$726.0	$702.0
Gas utility	34.5	29.8	118.7	141.0
Steam and other	12.1	13.0	25.0	28.2
Total operating revenues	411.0	382.2	869.7	871.2
Operating expenses:
Electric production fuel and purchased power	100.4	90.5	199.8	200.6
Electric transmission service	88.3	77.9	174.8	161.8
Cost of gas sold	15.9	13.0	68.3	84.0
Other operation and maintenance	93.0	100.6	185.0	193.2
Depreciation and amortization	52.4	52.1	105.1	103.9
Taxes other than income taxes	13.0	14.3	26.7	28.4
Total operating expenses	363.0	348.4	759.7	771.9
Operating income	48.0	33.8	110.0	99.3
Interest expense and other:
Interest expense	25.0	23.9	49.9	48.0
Allowance for funds used during construction	(12.1)	(6.7)	(22.4)	(12.0)
Interest income and other	(0.1)	—	(0.1)	(0.1)
Total interest expense and other	12.8	17.2	27.4	35.9
Income before income taxes	35.2	16.6	82.6	63.4
Income tax expense (benefit)	0.8	(2.4)	—	(5.7)
Net income	34.4	19.0	82.6	69.1
Preferred dividend requirements	2.5	2.5	5.1	5.1
Earnings available for common stock	$31.9	$16.5	$77.5	$64.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.4	$4.5
Accounts receivable, less allowance for doubtful accounts	97.2	200.0
Production fuel, at weighted average cost	72.5	60.2
Gas stored underground, at weighted average cost	5.6	18.2
Materials and supplies, at weighted average cost	48.0	45.7
Regulatory assets	16.0	39.6
Other	33.5	28.2
Total current assets	275.2	396.4
Property, plant and equipment, net	5,127.1	4,925.1
Investments	0.7	19.6
Other assets:
Regulatory assets	1,389.4	1,363.0
Deferred charges and other	4.4	5.0
Total other assets	1,393.8	1,368.0
Total assets	$6,796.8	$6,709.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$160.1	$197.2
Regulatory liabilities	145.3	130.9
Other	182.8	203.0
Total current liabilities	488.2	531.1
Long-term debt, net (excluding current portion)	1,924.8	1,856.9
Other liabilities:
Deferred tax liabilities	1,440.1	1,378.0
Regulatory liabilities	318.1	358.3
Pension and other benefit obligations	160.9	160.2
Other	227.9	229.3
Total other liabilities	2,147.0	2,125.8
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,447.9	1,407.8
Retained earnings	555.5	554.1
Total Interstate Power and Light Company common equity	2,036.8	1,995.3
Cumulative preferred stock	200.0	200.0
Total equity	2,236.8	2,195.3
Total liabilities and equity	$6,796.8	$6,709.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$82.6	$69.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	105.1	103.9
Other	3.4	25.4
Other changes in assets and liabilities:
Accounts receivable	(32.7)	16.9
Sales of accounts receivable	133.0	78.0
Regulatory liabilities	(30.2)	(38.9)
Accrued taxes	(14.5)	13.2
Deferred income taxes	44.0	44.7
Other	(18.9)	(17.8)
Net cash flows from operating activities	271.8	294.5
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(298.4)	(281.3)
Other	6.9	(3.9)
Net cash flows used for investing activities	(291.5)	(285.2)
Cash flows from (used for) financing activities:
Common stock dividends	(76.1)	(69.9)
Capital contributions from parent	40.0	100.0
Payments to retire long-term debt	—	(150.0)
Net change in commercial paper	67.0	111.2
Other	(13.3)	(3.9)
Net cash flows from (used for) financing activities	17.6	(12.6)
Net decrease in cash and cash equivalents	(2.1)	(3.3)
Cash and cash equivalents at beginning of period	4.5	5.3
Cash and cash equivalents at end of period	$2.4	$2.0
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($49.8)	($48.3)
Income taxes, net	($12.9)	$18.6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$52.1	$118.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues:
Electric utility	$311.5	$301.0	$618.8	$609.7
Gas utility	22.5	21.9	90.5	109.1
Other	0.3	1.8	0.6	3.0
Total operating revenues	334.3	324.7	709.9	721.8
Operating expenses:
Electric production fuel and purchased power	99.1	94.7	200.6	200.5
Electric transmission service	42.0	39.0	83.4	78.3
Cost of gas sold	8.7	8.9	51.5	68.7
Other operation and maintenance	50.9	56.7	103.0	110.7
Depreciation and amortization	47.4	45.8	94.8	91.8
Taxes other than income taxes	11.2	11.3	22.8	22.7
Total operating expenses	259.3	256.4	556.1	572.7
Operating income	75.0	68.3	153.8	149.1
Interest expense and other:
Interest expense	22.9	23.3	45.8	46.4
Equity income from unconsolidated investments	(9.0)	(11.3)	(19.7)	(19.1)
Allowance for funds used during construction	(3.2)	(1.9)	(6.1)	(3.4)
Interest income and other	(0.2)	(0.1)	(0.3)	—
Total interest expense and other	10.5	10.0	19.7	23.9
Income before income taxes	64.5	58.3	134.1	125.2
Income taxes	20.8	18.6	43.4	40.4
Net income	43.7	39.7	90.7	84.8
Net income attributable to noncontrolling interest	0.5	0.5	1.0	0.7
Earnings available for common stock	$43.2	$39.2	$89.7	$84.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.1	$0.4
Accounts receivable, less allowance for doubtful accounts	185.4	185.4
Production fuel, at weighted average cost	31.8	38.6
Gas stored underground, at weighted average cost	16.0	25.1
Materials and supplies, at weighted average cost	32.6	33.5
Regulatory assets	55.6	80.6
Other	55.6	59.9
Total current assets	380.1	423.5
Property, plant and equipment, net	4,227.6	4,103.7
Investments:
Investment in American Transmission Company LLC	303.5	293.3
Other	15.1	15.4
Total investments	318.6	308.7
Other assets:
Regulatory assets	411.6	425.4
Deferred charges and other	8.5	9.1
Total other assets	420.1	434.5
Total assets	$5,346.4	$5,270.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$45.8	$19.9
Accounts payable	130.7	136.0
Regulatory liabilities	56.0	56.2
Other	120.7	124.8
Total current liabilities	353.2	336.9
Long-term debt, net (excluding current portion)	1,534.6	1,533.9
Other liabilities:
Deferred tax liabilities	1,049.5	1,005.4
Regulatory liabilities	191.9	192.3
Capital lease obligations - Sheboygan Falls Energy Facility	80.5	83.6
Pension and other benefit obligations	186.3	188.7
Other	157.2	162.0
Total other liabilities	1,665.4	1,632.0
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.1	959.0
Retained earnings	753.3	731.1
Total Wisconsin Power and Light Company common equity	1,778.6	1,756.3
Noncontrolling interest	14.6	11.3
Total equity	1,793.2	1,767.6
Total liabilities and equity	$5,346.4	$5,270.4
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$90.7	$84.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	94.8	91.8
Deferred tax expense and investment tax credits	42.0	19.9
Other	(15.7)	(5.4)
Other changes in assets and liabilities:
Accounts receivable	(5.2)	18.6
Regulatory assets	37.5	(2.7)
Derivative liabilities	(13.9)	8.2
Other	21.2	15.0
Net cash flows from operating activities	251.4	230.2
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(192.6)	(154.9)
Other	(13.0)	(7.1)
Net cash flows used for investing activities	(205.6)	(162.0)
Cash flows used for financing activities:
Common stock dividends	(67.5)	(63.5)
Net change in commercial paper	25.9	—
Other	(1.5)	(2.6)
Net cash flows used for financing activities	(43.1)	(66.1)
Net increase in cash and cash equivalents	2.7	2.1
Cash and cash equivalents at beginning of period	0.4	46.7
Cash and cash equivalents at end of period	$3.1	$48.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($45.7)	($46.5)
Income taxes, net	$3.0	($3.7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$62.7	$39.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. In the fourth quarter of 2015, IPL and WPL implemented a change in method of recording income taxes that impacts the separate financial statements of IPL and WPL. As discussed in Note 6, all Alliant Energy share and per share amounts have been adjusted to reflect a two-for-one common stock split distributed in May 2016. As required by GAAP, all prior period financial statements and disclosures presented herein have been restated to reflect the tax method change and common stock split.

NOTE 1(b) New Accounting Standards -
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

Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet for all leases with terms longer than 12 months. The standard also requires disclosure of key information about leasing arrangements. Alliant Energy, IPL and WPL are required to adopt this standard on January 1, 2019 and are currently evaluating the impact of this standard on their financial condition and results of operations. Early adoption of this standard is permitted.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Tax-related	$1,020.1	$987.7	$988.1	$958.2	$32.0	$29.5
Pension and OPEB costs	560.5	579.5	289.2	298.1	271.3	281.4
AROs	99.7	92.4	57.7	50.8	42.0	41.6
WPL’s EGUs retired early	41.5	45.0	—	—	41.5	45.0
Derivatives	38.7	70.6	11.0	28.2	27.7	42.4
Emission allowances	26.6	26.9	26.6	26.9	—	—
Commodity cost recovery	19.8	35.9	0.3	2.8	19.5	33.1
Other	65.7	70.6	32.5	37.6	33.2	33.0
	$1,872.6	$1,908.6	$1,405.4	$1,402.6	$467.2	$506.0

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost of removal obligations	$408.8	$406.0	$264.8	$260.4	$144.0	$145.6
IPL’s tax benefit riders	123.1	159.2	123.1	159.2	—	—
Electric transmission cost recovery	59.5	43.5	31.7	21.9	27.8	21.6
Commodity cost recovery	41.9	37.6	20.5	23.5	21.4	14.1
Energy efficiency cost recovery	35.2	48.3	—	—	35.2	48.3
Other	42.8	43.1	23.3	24.2	19.5	18.9
	$711.3	$737.7	$463.4	$489.2	$247.9	$248.5

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the six months ended June 30, 2016, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the six months ended June 30, 2016, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $36 million as follows (in millions):

Electric tax benefit rider credits	$30
Gas tax benefit rider credits	6
$36

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. The net increase for 2017 compared to WPL’s retail electric rate case for the 2015/2016 Test Period reflects a $65 million increase in base rates, partially offset by a $52 million reduction in fuel-related costs, using a preliminary estimate for 2017 fuel-related costs. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. WPL currently expects a decision from the PSCW regarding this base rate filing in the fourth quarter of 2016.

IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits. For the three and six months ended June 30, IPL recorded billing credits to reduce retail electric customers’ bills as follows (in millions):

	Three Months		Six Months
	2016	2015	2016	2015
Billing credits to reduce retail electric customers’ bills	$2	$6	$4	$12

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - Pursuant to a 2014 PSCW order, WPL’s 2015 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2015 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. In July 2016, WPL received a decision from the PSCW authorizing a refund of $10 million, including interest, to WPL’s retail electric customers for these over-collections. WPL currently expects to complete the refund in the fourth quarter of 2016.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - Construction of the scrubber and baghouse at Edgewater Unit 5 was completed in July 2016. As of June 30, 2016, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $217 million and AFUDC of $12 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of June 30, 2016, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $558 million and AFUDC of $44 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In 2015, IPL completed the sale of its Minnesota natural gas distribution assets and received proceeds of $11 million and a promissory note of $2 million. In 2015, IPL completed the sale of its Minnesota electric distribution assets and received proceeds of $129 million. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash amounts received from IPL’s sales of accounts receivable program. The premium received over the book value of the property, plant and equipment sold was more than offset by a reduction in tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $9 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Other operation and maintenance” in their income statements for the three and six months ended June 30, 2015.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2016, IPL sold $220.2 million of receivables to the third party, received $138.0 million in cash proceeds and recorded deferred proceeds of $74.4 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2016	2015	2016	2015
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$150.0	$125.0	$150.0	$125.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	122.7	77.3	80.9	72.7

For the three and six months ended June 30, 2016 and 2015, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2016	December 31, 2015
Customer accounts receivable	$127.6	$109.7
Unbilled utility revenues	92.1	71.3
Other receivables	0.5	0.1
Receivables sold to third party	220.2	181.1
Less: cash proceeds (a)	138.0	5.0
Deferred proceeds	82.2	176.1
Less: allowance for doubtful accounts	7.8	4.1
Fair value of deferred proceeds	$74.4	$172.0

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of June 30, 2016, outstanding receivables past due under the Receivables Agreement were $49.2 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2016	2015	2016	2015
Collections reinvested in receivables	$422.2	$417.1	$862.4	$923.0
Credit losses (recoveries), net	(0.7)	2.5	(0.3)	3.5

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
ATC	($8.8)	($10.9)	($19.5)	($18.7)	($8.8)	($10.9)	($19.5)	($18.7)
Other	(0.3)	(0.4)	(0.1)	0.9	(0.2)	(0.4)	(0.2)	(0.4)
	($9.1)	($11.3)	($19.6)	($17.8)	($9.0)	($11.3)	($19.7)	($19.1)

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the six months ended June 30, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2016	226,918,432
Shareowner Direct Plan issuances	392,906
Equity-based compensation plans (Note 9(b))	22,408
Shares outstanding, June 30, 2016	227,333,746

At-the-Market Offering Program - During the six months ended June 30, 2015, Alliant Energy issued 4,373,234 shares of common stock through an at-the-market offering program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes.

Common Stock Split - On April 20, 2016, Alliant Energy’s Board of Directors approved a two-for-one common stock split and a proportionate increase in the number of authorized shares of common stock of Alliant Energy from 240 million shares to 480 million shares to implement the stock split. Alliant Energy shareowners of record at the close of business on May 4, 2016 received one additional share of Alliant Energy common stock for each share held on that date. The proportionate interest that a shareowner owns in Alliant Energy did not change as a result of the stock split. The additional shares were distributed on May 19, 2016 and post-split trading began on May 20, 2016. All Alliant Energy share and per share amounts in this report have been reflected on a post-split basis.

Dividend Restrictions - As of June 30, 2016, IPL’s amount of retained earnings that were free of dividend restrictions was $556 million. As of June 30, 2016, WPL’s amount of retained earnings that were free of dividend restrictions was $68 million for the remainder of 2016.

Restricted Net Assets of Subsidiaries - As of June 30, 2016, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.5 billion and $1.7 billion, respectively.

Capital Transactions with Subsidiaries - For the six months ended June 30, 2016, IPL received capital contributions of $40.0 million from its parent company. For the six months ended June 30, 2016, IPL and WPL paid common stock dividends of $76.1 million and $67.5 million, respectively, to their parent company.

Comprehensive Income - For the three and six months ended June 30, 2016 and 2015, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2016 and 2015, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy	Parent
June 30, 2016	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$220.6	$174.8	$—	$45.8
Weighted average remaining maturity	2 days	2 days	N/A	1 day
Weighted average interest rates	0.6%	0.6%	N/A	0.4%
Available credit facility capacity (a)	$712.4	$125.2	$233.0	$354.2

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2016	2015	2016	2015	2016	2015
Maximum amount outstanding (based on daily outstanding balances)	$229.9	$152.6	$1.7	$9.7	$62.9	$—
Average amount outstanding (based on daily outstanding balances)	$213.0	$93.2	$—	$0.1	$37.4	$—
Weighted average interest rates	0.6%	0.5%	0.6%	0.5%	0.4%	N/A
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$242.6	$152.6	$1.7	$9.7	$62.9	$—
Average amount outstanding (based on daily outstanding balances)	$206.0	$110.5	$—	$0.1	$31.6	$—
Weighted average interest rates	0.6%	0.4%	0.6%	0.5%	0.4%	N/A

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2016.

NOTE 7(b) Long-term Debt - As of June 30, 2016, $67.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2016, this commercial paper balance had a remaining maturity of 1 day and a 0.6% interest rate.

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

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2016	2015	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(7.9)	(10.6)	(16.6)	(25.3)	—	—
Production tax credits	(5.7)	(6.5)	(5.3)	(7.2)	(6.3)	(6.9)
Effect of rate-making on property-related differences	(4.9)	(8.4)	(8.8)	(22.3)	(1.0)	(0.7)
Other items, net	0.7	4.1	(2.0)	5.3	4.5	4.5
Overall income tax rate	17.2%	13.6%	2.3%	(14.5%)	32.2%	31.9%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2016	2015	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(8.4)	(10.2)	(19.0)	(25.2)	—	—
Production tax credits	(6.0)	(6.4)	(6.1)	(7.1)	(6.4)	(6.5)
Effect of rate-making on property-related differences	(5.9)	(7.0)	(12.5)	(16.6)	(0.9)	(0.6)
Other items, net	2.8	4.3	2.6	4.9	4.7	4.4
Overall income tax rate	17.5%	15.7%	—%	(9.0%)	32.4%	32.3%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2016, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $92.9 million, $62.1 million and $44.1 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences recorded during the six months ended June 30, 2016.

Carryforwards - At June 30, 2016, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

		Alliant Energy		IPL		WPL
	Earliest Expiration Date	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets
Federal net operating losses	2030	$769	$264	$349	$117	$311	$109
State net operating losses	2018	747	39	20	1	38	2
Federal tax credits	2022	258	254	93	90	105	105
			$557		$208		$216

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and Other Postretirement Benefits Plans -
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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$3.1	$3.9	$6.3	$7.9	$1.3	$1.4	$2.6	$2.8
Interest cost	13.2	13.4	26.5	26.8	2.4	2.3	4.7	4.5
Expected return on plan assets	(16.4)	(18.8)	(32.8)	(37.5)	(1.5)	(2.1)	(3.0)	(4.2)
Amortization of prior service credit	—	—	(0.1)	(0.1)	(1.1)	(2.8)	(2.1)	(5.6)
Amortization of actuarial loss	9.4	8.9	18.7	17.7	1.2	1.2	2.4	2.4
Additional benefit costs	—	0.1	—	0.3	—	—	—	—
	$9.3	$7.5	$18.6	$15.1	$2.3	$—	$4.6	($0.1)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.9	$2.2	$3.8	$4.4	$0.6	$0.6	$1.2	$1.2
Interest cost	6.2	6.3	12.3	12.5	0.9	1.0	1.9	1.9
Expected return on plan assets	(7.8)	(9.0)	(15.5)	(17.9)	(1.2)	(1.4)	(2.2)	(2.8)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	(0.6)	(1.6)	(1.3)	(3.1)
Amortization of actuarial loss	4.1	3.9	8.2	7.7	0.7	0.5	1.3	1.1
	$4.3	$3.3	$8.7	$6.6	$0.4	($0.9)	$0.9	($1.7)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.2	$1.5	$2.4	$2.9	$0.5	$0.5	$1.0	$1.1
Interest cost	5.6	5.7	11.2	11.3	1.0	0.9	1.9	1.8
Expected return on plan assets	(7.1)	(8.1)	(14.2)	(16.2)	(0.2)	(0.4)	(0.4)	(0.8)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(0.2)	(0.8)	(0.4)	(1.7)
Amortization of actuarial loss	4.4	4.2	8.8	8.4	0.4	0.5	0.9	1.1
Additional benefit costs	—	0.1	—	0.3	—	—	—	—
	$4.1	$3.4	$8.3	$6.8	$1.5	$0.7	$3.0	$1.5

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

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
401(k) costs	$5.7	$5.6	$11.9	$12.3	$2.9	$2.9	$6.0	$6.3	$2.6	$2.6	$5.4	$5.5

NOTE 9(b) Equity-based Compensation Plans - All shares, units and awards included below have been adjusted to reflect the common stock split discussed in Note 6.

A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Compensation expense	$7.1	$2.3	$12.4	$5.5	$3.7	$1.2	$6.5	$2.9	$3.1	$1.0	$5.4	$2.4
Income tax benefits	2.9	0.9	5.1	2.2	1.6	0.5	2.7	1.2	1.3	0.4	2.2	1.0

As of June 30, 2016, total unrecognized compensation cost related to share-based compensation awards was $11.2 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares		Performance Units
	2016	2015	2016	2015
Nonvested awards, January 1	288,430	288,848	116,412	127,330
Granted	68,585	90,806	23,918	35,674
Vested	(98,186)	(91,224)	(42,760)	(45,690)
Forfeited	(1,230)	—	(4,139)	(666)
Nonvested awards, June 30	257,599	288,430	93,431	116,648

Granted Awards - For performance units granted in 2016, the final value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. Compensation expense for performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period.

Vested Awards - During the six months ended June 30, certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares		Performance Units
	2016	2015	2016	2015
	2013 Grant	2012 Grant	2013 Grant	2012 Grant
Performance awards vested	98,186	91,224	42,760	45,690
Percentage of target number of performance awards	165.0%	167.5%	165.0%	167.5%
Aggregate payout value (in millions)	$5.1	$5.1	$1.7	$1.6
Payout - cash (in millions)	$2.9	$3.2	$1.7	$1.6
Payout - common stock shares issued	22,408	21,950	N/A	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at June 30, 2016, by year of grant, was as follows:

	Performance Shares			Performance Units
	2016 Grant	2015 Grant	2014 Grant	2016 Grant	2015 Grant	2014 Grant
Nonvested awards	67,355	90,806	99,438	22,768	33,268	37,395
Alliant Energy common stock closing price on June 30, 2016	$39.70	$39.70	$39.70	$39.70	N/A	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	$32.55	$26.89
Estimated payout percentage based on performance criteria	118%	150%	155%	118%	150%	155%
Fair values of each nonvested award	$46.85	$59.55	$61.54	$46.85	$48.82	$41.67

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, January 1	190,244	$29.59	197,624	$25.35
Granted	—	—	90,806	32.55
Vested (a)	—	—	(98,186)	23.79
Nonvested shares, June 30	190,244	29.59	190,244	29.59

(a)	In 2015, 98,186 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met.

Performance Restricted Stock Units and Performance Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in the first quarter of 2016 referred to as performance restricted stock units, performance restricted units and key employee performance restricted units. Payouts of these units are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations) during the three-year performance period. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If performance targets are not met during the performance period, these units are forfeited. Subject to achievement of the performance criteria, payouts of nonvested units are prorated in the event of retirement, death or disability during the first year of the performance period based on time worked during the first year of the period, and are prorated upon involuntary termination without cause based on time worked during the entire period. Subject to achievement of the performance criteria, payouts of units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the performance period.

Performance Restricted Stock Units - Performance restricted stock units must be paid out in shares and are accounted for as equity awards. Each performance restricted stock unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2016
	Units	Weighted Average Grant Date Fair Value
Granted	68,585	$33.96
Forfeited	(1,230)	33.90
Nonvested units, June 30	67,355	33.96

Performance Restricted Units - Performance restricted units must be paid out in cash and are accounted for as liability awards. Each performance restricted unit’s final value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of the performance restricted units activity, with amounts representing the target number of units, was as follows:

2016
Granted	23,918
Forfeited	(1,150)
Nonvested units, June 30	22,768

Key Employee Performance Restricted Units - Key employee performance restricted units must be paid out in cash and are accounted for as liability awards. Each key employee performance restricted unit’s final value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the key employee performance restricted units activity, with amounts representing the target number of units, was as follows:

2016
Granted	45,056
Forfeited	(1,238)
Nonvested units, June 30	43,818

Restricted Stock Units and Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in the first quarter of 2016 referred to as restricted stock units and restricted units. Payouts of these units are based on the expiration of a three-year time-vesting period. Payouts of nonvested units are prorated in the event of retirement, death or disability during the first year of the time-vesting period based on time worked during the first year of the period, and are prorated upon involuntary termination without cause based on time worked during the entire period. Upon expiration of the time-vesting period, payouts of units to participants who terminate employment after the first year of the period due to retirement, death or disability are not prorated. Participants’ nonvested units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the time-vesting period. Each restricted stock unit’s and restricted unit’s final value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the time-vesting period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. Restricted stock units can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Restricted units must be paid out in cash. Alliant Energy assumes it will make future payouts of its restricted stock units and restricted units in cash; therefore, restricted stock units and restricted units are accounted for as liability awards. A summary of the restricted stock units and restricted units activity was as follows:

	2016
	Restricted Stock Units	Restricted Units
Granted	58,790	20,502
Forfeited	(1,054)	(986)
Nonvested units, June 30	57,736	19,516

Performance-Contingent Cash Awards - A summary of the performance-contingent cash awards activity was as follows:

	2016	2015
Nonvested awards, January 1	163,752	157,860
Granted	—	82,210
Vested (a)	—	(74,664)
Forfeited	(3,652)	(1,418)
Nonvested awards, June 30	160,100	163,988

(a)	In 2015, 74,664 performance-contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million.

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Balance, January 1	$214.0	$114.0	$132.9	$51.8	$71.9	$52.4
Revisions in estimated cash flows (a)	3.9	2.1	4.2	0.9	(0.3)	1.2
Liabilities settled	(7.3)	(6.4)	(2.0)	(2.4)	(5.3)	(4.0)
Liabilities incurred (a)	2.2	72.3	0.7	56.1	1.5	16.2
Accretion expense	3.2	2.2	1.9	0.9	1.1	0.9
Balance, June 30	$216.0	$184.2	$137.7	$107.3	$68.9	$66.7

(a)
In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and was effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. In the second quarter of 2015, Alliant Energy, IPL and WPL recognized additional AROs of $74 million, $57 million and $17 million, respectively, as a result of the final CCR Rule. The increases in AROs resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 11. FAIR VALUE MEASUREMENTS
Valuation Hierarchy - At each reporting date, Level 1 items included IPL’s 5.1% cumulative preferred stock, Level 2 items included certain non-exchange traded commodity contracts and substantially all of the long-term debt instruments, and Level 3 items included FTRs, certain non-exchange traded commodity contracts and IPL’s deferred proceeds.

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and rail transportation costs. Risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)
Manage rail transportation costs	Diesel fuel swap contracts (WPL)

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 4 for additional information regarding deferred proceeds.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$36.9	$—	$3.2	$33.7	$36.9	$18.4	$—	$2.5	$15.9	$18.4
Deferred proceeds	74.4	—	—	74.4	74.4	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	37.1	—	4.0	33.1	37.1	64.6	—	16.0	48.6	64.6
Long-term debt (including current maturities)	3,902.4	—	4,647.2	3.3	4,650.5	3,835.6	—	4,332.4	3.7	4,336.1
Cumulative preferred stock of IPL	200.0	218.3	—	—	218.3	200.0	206.6	—	—	206.6

IPL	June 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$28.1	$—	$1.8	$26.3	$28.1	$15.5	$—	$2.0	$13.5	$15.5
Deferred proceeds	74.4	—	—	74.4	74.4	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	9.8	—	1.8	8.0	9.8	23.4	—	8.0	15.4	23.4
Long-term debt (including current maturities)	1,924.8	—	2,271.3	—	2,271.3	1,856.9	—	2,092.7	—	2,092.7
Cumulative preferred stock	200.0	218.3	—	—	218.3	200.0	206.6	—	—	206.6

WPL	June 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$8.8	$—	$1.4	$7.4	$8.8	$2.9	$—	$0.5	$2.4	$2.9
Liabilities and equity:
Derivatives	27.3	—	2.2	25.1	27.3	41.2	—	8.0	33.2	41.2
Long-term debt (including current maturities)	1,534.6	—	1,923.5	—	1,923.5	1,533.9	—	1,793.0	—	1,793.0

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2016	2015	2016	2015
Beginning balance, April 1	($65.9)	($13.1)	$154.2	$117.7
Total net gains (losses) included in changes in net assets (realized/unrealized)	44.6	(19.6)	—	—
Transfers out of Level 3	0.4	1.0	—	—
Purchases	22.0	36.8	—	—
Sales	(0.1)	(0.4)	—	—
Settlements (a)	(0.4)	(4.1)	(79.8)	(44.3)
Ending balance, June 30	$0.6	$0.6	$74.4	$73.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$44.8	($17.7)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2016	2015	2016	2015
Beginning balance, January 1	($32.7)	$17.9	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	13.1	(36.8)	—	—
Transfers into Level 3	0.9	—	—	—
Transfers out of Level 3	0.4	0.6	—	—
Purchases	22.0	36.8	—	—
Sales	(0.7)	(1.2)	—	—
Settlements (a)	(2.4)	(16.7)	(97.6)	(103.8)
Ending balance, June 30	$0.6	$0.6	$74.4	$73.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$14.8	($33.9)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2016	2015	2016	2015
Beginning balance, April 1	($13.1)	($5.0)	$154.2	$117.7
Total net gains (losses) included in changes in net assets (realized/unrealized)	12.9	(5.0)	—	—
Transfers out of Level 3	(0.1)	0.2	—	—
Purchases	20.6	33.1	—	—
Sales	(0.1)	(0.4)	—	—
Settlements (a)	(1.9)	(4.6)	(79.8)	(44.3)
Ending balance, June 30	$18.3	$18.3	$74.4	$73.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$12.8	($4.2)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2016	2015	2016	2015
Beginning balance, January 1	($1.9)	$19.4	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	5.2	(17.4)	—	—
Transfers into Level 3	0.5	—	—	—
Transfers out of Level 3	(0.1)	—	—	—
Purchases	20.6	33.1	—	—
Sales	(0.7)	(1.1)	—	—
Settlements (a)	(5.3)	(15.7)	(97.6)	(103.8)
Ending balance, June 30	$18.3	$18.3	$74.4	$73.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$6.2	($14.3)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2016	2015
Beginning balance, April 1	($52.8)	($8.1)
Total net gains (losses) included in changes in net assets (realized/unrealized)	31.7	(14.6)
Transfers out of Level 3	0.5	0.8
Purchases	1.4	3.7
Settlements	1.5	0.5
Ending balance, June 30	($17.7)	($17.7)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$32.0	($13.5)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2016	2015
Beginning balance, January 1	($30.8)	($1.5)
Total net gains (losses) included in changes in net assets (realized/unrealized)	7.9	(19.4)
Transfers into Level 3	0.4	—
Transfers out of Level 3	0.5	0.6
Purchases	1.4	3.7
Sales	—	(0.1)
Settlements	2.9	(1.0)
Ending balance, June 30	($17.7)	($17.7)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$8.6	($19.6)

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2016	($22.9)	$23.5	($3.4)	$21.7	($19.5)	$1.8
December 31, 2015	(43.1)	10.4	(12.3)	10.4	(30.8)	—

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of June 30, 2016, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	4,285	2016-2018	19,876	2016-2017	91,402	2016-2020	3,698	2016-2018	4,536	2016-2017
IPL	434	2016	12,197	2016-2017	50,556	2016-2020	1,306	2016-2018	—	—
WPL	3,851	2016-2018	7,679	2016-2017	40,846	2016-2020	2,392	2016-2018	4,536	2016-2017

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

	Alliant Energy		IPL		WPL
Commodity contracts	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current derivative assets	$31.9	$15.1	$25.8	$13.8	$6.1	$1.3
Non-current derivative assets	5.0	3.3	2.3	1.7	2.7	1.6
Current derivative liabilities	23.7	47.3	7.2	18.5	16.5	28.8
Non-current derivative liabilities	13.4	17.3	2.6	4.9	10.8	12.4

Unrealized gains and losses from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets. Refer to Notes 2 and 11 for further discussion.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2016 and December 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2016 and December 31, 2015. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include generation maintenance and performance improvements for Marshalltown Combustion Turbine Units 1-3. WPL’s projects include the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU, and generation maintenance and performance improvements at Columbia Units 1 and 2. At June 30, 2016, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $11 million, $3 million and $8 million, respectively.

NOTE 13(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At June 30, 2016, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,356	$1,356	$—
Other	158	1	157
	1,514	1,357	157
Natural gas	416	239	177
Coal (b)	212	86	126
SO2 emission allowances	8	8	—
Other (c)	25	8	2
	$2,175	$1,698	$462

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2016 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2016.

NOTE 13(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In March 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. In May 2016, the Supreme Court of Iowa denied the plaintiffs’ appeal request. Currently there are no claims pending against Alliant Energy and CRANDIC. As a result, Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of June 30, 2016. The lawsuit is still pending against the various other defendants. When the 2013 complaint currently in the Iowa District Court for Linn County is completed, plaintiffs will have the right to appeal the order that dismissed Alliant Energy and CRANDIC from the case.

NOTE 13(d) Guarantees and Indemnifications -
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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of June 30, 2016, Alliant Energy had $123 million of performance guarantees outstanding, with $48 million and $75 million currently expected to expire in 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of June 30, 2016. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 16 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” during the three and six months ended June 30, 2016 and 2015 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Resources, as the successor to a predecessor entity that owned Whiting Petroleum, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of June 30, 2016, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Resources will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2016.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of June 30, 2016. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(e) Environmental Matters -
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

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At June 30, 2016, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$12	-	$28	$10	-	$24	$2	-	$4
Current and non-current environmental liabilities	16			13			3

WPL Consent Decree - In 2013, the U.S. District Court for the Western District of Wisconsin approved a Consent Decree that WPL, along with the other owners of Edgewater and Columbia, entered into with the EPA and the Sierra Club, thereby resolving claims against WPL. Such claims included allegations that the owners of Edgewater, Nelson Dewey and Columbia violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan designed to implement the CAA.

WPL has completed various requirements under the Consent Decree. WPL’s remaining requirements include installing an SCR system at Columbia Unit 2 by December 31, 2018. WPL is also required to fuel switch or retire Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia and Edgewater. WPL is in the process of completing approximately $7 million in environmental mitigation projects.

Alliant Energy and WPL currently expect to recover material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers. The recovery of such costs will be decided by the PSCW in future rate cases or other proceedings.

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include installing an SCR system or equivalent NOx reduction system at the Ottumwa Generating Station by December 31, 2019; fuel switching or retiring Prairie Creek Unit 4 by June 1, 2018, the Burlington Generating Station by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025; and either installing combined cycle technology at, or retiring, the Dubuque and Sutherland Generating Stations by June 1, 2019.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. IPL will also complete approximately $6 million in environmental mitigation projects.

Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers. The recovery of such costs will be decided by IPL’s regulators in future rate cases or other proceedings.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Ozone NAAQS Rule, Federal Clean Water Act including Section 316(b), Effluent Limitation Guidelines, Hydroelectric Fish Passage Device, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs.

NOTE 14. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Operating revenues	$675.9	$57.0	$12.4	$745.3	$9.3	$754.6
Operating income	119.3	1.9	1.8	123.0	5.6	128.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				75.1	9.3	84.4
Loss from discontinued operations, net of tax				—	(0.5)	(0.5)
Net income				75.1	8.8	83.9
Three Months Ended June 30, 2015
Operating revenues	$640.4	$51.7	$14.8	$706.9	$10.3	$717.2
Operating income (loss)	100.9	(2.0)	3.2	102.1	6.9	109.0
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				55.7	13.2	68.9
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income				55.7	11.9	67.6

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2016
Operating revenues	$1,344.8	$209.2	$25.6	$1,579.6	$18.8	$1,598.4
Operating income	229.1	30.7	4.0	263.8	10.7	274.5
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				167.2	14.8	182.0
Loss from discontinued operations, net of tax				—	(1.6)	(1.6)
Net income				167.2	13.2	180.4
Six Months Ended June 30, 2015
Operating revenues	$1,311.7	$250.1	$31.2	$1,593.0	$21.6	1,614.6
Operating income	205.6	34.3	8.5	248.4	13.5	261.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				148.1	17.4	165.5
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income				148.1	16.1	164.2

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2016
Operating revenues	$364.4	$34.5	$12.1	$411.0
Operating income	44.5	0.9	2.6	48.0
Earnings available for common stock				31.9
Three Months Ended June 30, 2015
Operating revenues	$339.4	$29.8	$13.0	$382.2
Operating income (loss)	33.9	(2.4)	2.3	33.8
Earnings available for common stock				16.5
Six Months Ended June 30, 2016
Operating revenues	$726.0	$118.7	$25.0	$869.7
Operating income	87.9	16.7	5.4	110.0
Earnings available for common stock				77.5
Six Months Ended June 30, 2015
Operating revenues	$702.0	$141.0	$28.2	$871.2
Operating income	74.2	18.2	6.9	99.3
Earnings available for common stock				64.0

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2016
Operating revenues	$311.5	$22.5	$0.3	$334.3
Operating income (loss)	74.8	1.0	(0.8)	75.0
Earnings available for common stock				43.2
Three Months Ended June 30, 2015
Operating revenues	$301.0	$21.9	$1.8	$324.7
Operating income	67.0	0.4	0.9	68.3
Earnings available for common stock				39.2
Six Months Ended June 30, 2016
Operating revenues	$618.8	$90.5	$0.6	$709.9
Operating income (loss)	141.2	14.0	(1.4)	153.8
Earnings available for common stock				89.7
Six Months Ended June 30, 2015
Operating revenues	$609.7	$109.1	$3.0	$721.8
Operating income	131.4	16.1	1.6	149.1
Earnings available for common stock				84.1

NOTE 15. RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services, depreciation and amortization of property, plant and equipment, and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO. The amounts billed for services provided, sales credited and purchases for the three and six months ended June 30 were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Corporate Services billings	$45	$40	$83	$76	$37	$32	$70	$60
Sales credited	2	2	3	6	2	6	3	12
Purchases billed	102	89	198	168	23	19	42	33

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Net payables to Corporate Services	$102	$93	$62	$54

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2016	2015	2016	2015
ATC billings to WPL	$27	$25	$54	$50
WPL billings to ATC	3	3	6	5

WPL owed ATC net amounts of $8 million as of June 30, 2016 and $8 million as of December 31, 2015.

NOTE 16. DISCONTINUED OPERATIONS
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2016	2015	2016	2015
Operating expenses	$0.8	$2.0	$2.7	$2.0
Loss before income taxes	(0.8)	(2.0)	(2.7)	(2.0)
Income tax benefit	(0.3)	(0.7)	(1.1)	(0.7)
Loss from discontinued operations, net of tax	($0.5)	($1.3)	($1.6)	($1.3)

Refer to Note 13(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report as well as the financial statements, notes and MDA included in the 2015 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin. At June 30, 2016, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

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

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2016		2015
	Income (Loss)	EPS (a)	Income (Loss)	EPS (a)
Continuing operations:
Utilities, ATC and Corporate Services	$78.6	$0.35	$58.9	$0.26
Non-regulated and Parent	5.8	0.02	10.0	0.05
Income from continuing operations	84.4	0.37	68.9	0.31
Loss from discontinued operations	(0.5)	—	(1.3)	(0.01)
Net income	$83.9	$0.37	$67.6	$0.30

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

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

Higher net income and EPS from continuing operations in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to losses on sales of IPL’s Minnesota electric and natural gas distribution assets in 2015, estimated temperature impacts on electric and gas sales, higher AFUDC, lower retail electric customer billing credits at IPL and lower energy efficiency cost recovery amortizations at WPL.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the second quarters of 2016 and 2015.

2016 Overview - Alliant Energy, IPL and WPL continue to focus on achieving financial objectives and executing their strategic plan, including providing competitive value and exceptional service for their customers and finding innovative ways to operate the business more efficiently and provide flexible energy resources. Key developments since the filing of the 2015 Form 10-K include the following:

•
IPL’s Proposed Expansion of Wind Generation - In July 2016, IPL filed an application with the IUB for approval to construct, own and operate up to 500 MW of additional wind generation at an approximate cost of $1 billion, including AFUDC. If approved, Alliant Energy and IPL would expect to reprioritize, and in some instances delay, certain components of their current construction and acquisition expenditures plan to incorporate these additional capital expenditures. IPL’s application included advance rate-making principles for the additional wind generation, which requested a return on common equity of 11.5%, along with a 10.3% return on common equity for the calculation of AFUDC during the construction period. IPL anticipates placing the additional wind generation in service in 2019 and 2020. IPL’s application also requested utilization of a renewable energy rider to allow IPL to commence recovery of the wind project costs from its retail electric customers at the time the additional wind generation is placed in service. IPL currently expects a decision from the IUB on its application by the end of 2016.

•
WPL’s Construction of the Riverside Expansion - In May 2016, WPL received an order from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In June 2016, WPL executed a design, engineering, procurement and construction contract for the Riverside expansion. Construction is currently expected to begin in 2016 and be completed by early 2020.

•
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. WPL currently expects a decision from the PSCW regarding this base rate filing in the fourth quarter of 2016.

34

•
MISO Transmission Owner Return on Equity Complaints - FERC previously issued orders on two complaints filed with FERC by a group of MISO cooperative and municipal utilities requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC. A FERC administrative law judge issued an initial decision in 2015 on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, for the refund period from November 12, 2013 through February 11, 2015. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and established a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. Final decisions from FERC are currently expected in the second half of 2016 for the first complaint and 2017 for the second complaint.

•
WPL’s Future Transfer of Investment in ATC - In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. In addition, WPL is required to obtain PSCW approval prior to transferring any additional capital or assets to ATC. Subsequent to WPL transferring its investment in ATC, future contributions to, and equity earnings and dividends from, the investment in ATC would occur at the entity to which the investment in ATC was transferred and would not be reflected in WPL’s consolidated financial statements. This transfer is not expected to impact Alliant Energy’s consolidated financial statements.

•
Credit Ratings - In July 2016, Moody’s Investors Service changed Alliant Energy’s and IPL’s corporate/issuer and senior unsecured long-term debt credit ratings from A3 to Baa1. IPL’s preferred stock credit rating also changed from Baa2 to Baa3. In addition, WPL’s corporate/issuer and senior unsecured long-term debt credit ratings changed from A1 to A2. Alliant Energy’s, IPL’s and WPL’s outlooks also changed from negative to stable. Alliant Energy’s, IPL’s and WPL’s commercial paper ratings remained unchanged. These credit ratings changes are not expected to have a material impact on Alliant Energy’s, IPL’s, and WPL’s liquidity or collateral obligations.

•
Common Stock Split - In April 2016, Alliant Energy’s Board of Directors approved a two-for-one common stock split and a proportionate increase in the number of authorized shares of common stock of Alliant Energy from 240 million shares to 480 million shares to implement the stock split. Alliant Energy shareowners of record at the close of business on May 4, 2016 received one additional share of Alliant Energy common stock for each share held on that date. The proportionate interest that a shareowner owns in Alliant Energy did not change as a result of the stock split. The additional shares were distributed on May 19, 2016 and post-split trading began on May 20, 2016. All share and per share amounts in this report have been reflected on a post-split basis.

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future that have been identified since the filing of the 2015 Form 10-K:

•
Attachment “O” Rates - In March 2016, FERC issued an order concluding that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions. The FERC order requires ITC to recalculate its Attachment “O” rate effective January 1, 2015 to simulate taking bonus tax depreciation deductions for 2015. If ITC does not take advantage of bonus tax depreciation deductions in 2016 or in future years, IPL retains the right under Attachment “O” protocols to challenge ITC’s decision if IPL deems that decision to be imprudent. Alliant Energy and IPL are unable to determine the magnitude of resulting changes to future electric transmission service charges from ITC from this proceeding, but do expect such charges to be lower as a result of FERC’s March 2016 order.

•
Financing Plans - Alliant Energy currently expects a non-regulated subsidiary of Alliant Energy to issue up to $500 million of long-term debt in aggregate in 2016, primarily to refinance Alliant Energy’s $250 million and Franklin County Holdings LLC’s $60 million variable-rate term loan credit agreements expiring in 2016, and for general corporate purposes.

RESULTS OF OPERATIONS

Overview - Second Quarter Results -
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s second quarter 2016 and 2015 earnings and the various components of its business.

IPL - Earnings available for common stock increased $15 million primarily due to timing of income tax expense, losses recorded in the second quarter of 2015 related to IPL’s sales of its Minnesota electric and natural gas distribution assets, higher retail electric sales due to changes in temperatures in IPL’s service territory, higher AFUDC in the second quarter of 2016 compared to the second quarter of 2015 related to Marshalltown, and lower retail electric customer billing credits.

WPL - Earnings available for common stock increased $4 million primarily due to lower energy efficiency cost recovery amortizations during the second quarter of 2016 and higher retail electric sales due to changes in temperatures in WPL’s service territory, partially offset by lower equity income from WPL’s ATC investment.

Additional details of Alliant Energy’s, IPL’s and WPL’s second quarter 2016 and 2015 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses.

Second Quarter 2016 vs. Second Quarter 2015 Summary - Electric margins and MWh sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$225.1	$215.2	5%	1,586	1,580	—%
Commercial (a)	168.1	157.4	7%	1,537	1,526	1%
Industrial - IPL co-generation customers	15.3	14.0	9%	224	227	(1%)
Industrial - other (a)	193.4	189.2	2%	2,654	2,739	(3%)
Retail subtotal (a)	601.9	575.8	5%	6,001	6,072	(1%)
Sales for resale:
Wholesale (a)	61.7	46.9	32%	925	771	20%
Bulk power and other	2.4	6.5	(63%)	97	255	(62%)
Other	9.9	11.2	(12%)	26	37	(30%)
Total revenues/sales	675.9	640.4	6%	7,049	7,135	(1%)
Electric production fuel expense	87.7	83.8	5%
Energy purchases expense	111.2	100.9	10%
Purchased electric capacity expense	0.6	0.5	20%
Electric transmission service expense	130.3	116.9	11%
Electric margins (b)	$346.1	$338.3	2%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$118.7	$118.0	1%	795	843	(6%)
Commercial (a)	104.7	95.9	9%	979	971	1%
Industrial - IPL co-generation customers	15.3	14.0	9%	224	227	(1%)
Industrial - other (a)	96.8	95.9	1%	1,457	1,549	(6%)
Retail subtotal (a)	335.5	323.8	4%	3,455	3,590	(4%)
Sales for resale:
Wholesale (a)	21.4	7.6	182%	306	115	166%
Bulk power and other	0.8	0.4	100%	13	11	18%
Other	6.7	7.6	(12%)	11	21	(48%)
Total revenues/sales	364.4	339.4	7%	3,785	3,737	1%
Electric production fuel expense	30.7	27.1	13%
Energy purchases expense	69.6	63.3	10%
Purchased electric capacity expense	0.1	0.1	—%
Electric transmission service expense	88.3	77.9	13%
Electric margins (b)	$175.7	$171.0	3%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$106.4	$97.2	9%	791	737	7%
Commercial	63.4	61.5	3%	558	555	1%
Industrial	96.6	93.3	4%	1,197	1,190	1%
Retail subtotal	266.4	252.0	6%	2,546	2,482	3%
Sales for resale:
Wholesale	40.3	39.3	3%	619	656	(6%)
Bulk power and other	1.6	6.1	(74%)	84	244	(66%)
Other	3.2	3.6	(11%)	15	16	(6%)
Total revenues/sales	311.5	301.0	3%	3,264	3,398	(4%)
Electric production fuel expense	57.0	56.7	1%
Energy purchases expense	41.6	37.6	11%
Purchased electric capacity expense	0.5	0.4	25%
Electric transmission service expense	42.0	39.0	8%
Electric margins	$170.4	$167.3	2%

(a)
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

(b)
Includes $15 million and $17 million of credits on IPL’s Iowa retail electric customers’ bills for the second quarters of 2016 and 2015, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 Summary - Electric margins and MWh sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$466.4	$472.5	(1%)	3,427	3,632	(6%)
Commercial (a)	330.2	312.6	6%	3,133	3,122	—%
Industrial - IPL co-generation customers	32.8	28.6	15%	486	458	6%
Industrial - other (a)	368.5	361.8	2%	5,158	5,368	(4%)
Retail subtotal (a)	1,197.9	1,175.5	2%	12,204	12,580	(3%)
Sales for resale:
Wholesale (a)	123.7	98.9	25%	1,905	1,635	17%
Bulk power and other	3.7	14.7	(75%)	196	673	(71%)
Other	19.5	22.6	(14%)	51	74	(31%)
Total revenues/sales	1,344.8	1,311.7	3%	14,356	14,962	(4%)
Electric production fuel expense	186.7	220.6	(15%)
Energy purchases expense	212.7	179.8	18%
Purchased electric capacity expense	1.0	0.7	43%
Electric transmission service expense	258.2	240.1	8%
Electric margins (b)	$686.2	$670.5	2%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$248.5	$261.1	(5%)	1,765	1,974	(11%)
Commercial (a)	203.0	192.4	6%	1,984	1,990	—%
Industrial - IPL co-generation customers	32.8	28.6	15%	486	458	6%
Industrial - other (a)	182.8	186.3	(2%)	2,811	3,051	(8%)
Retail subtotal (a)	667.1	668.4	—%	7,046	7,473	(6%)
Sales for resale:
Wholesale (a)	44.6	15.2	193%	646	234	176%
Bulk power and other	1.4	2.9	(52%)	21	135	(84%)
Other	12.9	15.5	(17%)	20	40	(50%)
Total revenues/sales	726.0	702.0	3%	7,733	7,882	(2%)
Electric production fuel expense	65.9	90.6	(27%)
Energy purchases expense	133.7	109.9	22%
Purchased electric capacity expense	0.2	0.1	100%
Electric transmission service expense	174.8	161.8	8%
Electric margins (b)	$351.4	$339.6	3%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$217.9	$211.4	3%	1,662	1,658	—%
Commercial	127.2	120.2	6%	1,149	1,132	2%
Industrial	185.7	175.5	6%	2,347	2,317	1%
Retail subtotal	530.8	507.1	5%	5,158	5,107	1%
Sales for resale:
Wholesale	79.1	83.7	(5%)	1,259	1,401	(10%)
Bulk power and other	2.3	11.8	(81%)	175	538	(67%)
Other	6.6	7.1	(7%)	31	34	(9%)
Total revenues/sales	618.8	609.7	1%	6,623	7,080	(6%)
Electric production fuel expense	120.8	130.0	(7%)
Energy purchases expense	79.0	69.9	13%
Purchased electric capacity expense	0.8	0.6	33%
Electric transmission service expense	83.4	78.3	7%
Electric margins	$334.8	$330.9	1%

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

(b)
Includes $30 million and $35 million of credits on Iowa retail electric customers’ bills for the six months ended June 30, 2016 and 2015, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in electric margins for the three and six months ended June 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Retail electric customer billing credits at IPL (Refer to Note 2 for further details)	$4	$4	$—	$8	$8	$—
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	2	2	—	5	5	—
Higher retail electric sales due to one additional day in 2016 for leap year	—	—	—	4	2	2
Estimated changes in sales caused by temperatures	9	6	3	(2)	—	(2)
Other	(7)	(7)	—	1	(3)	4
	$8	$5	$3	$16	$12	$4

Temperatures - HDD and CDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2016	2015	Normal	2016	2015	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	651	582	702	3,720	4,272	4,134
Madison, Wisconsin (WPL)	828	721	835	4,086	4,555	4,354
CDD (a):
Cedar Rapids, Iowa (IPL)	297	200	218	297	200	220
Madison, Wisconsin (WPL)	201	161	179	201	161	181

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2016	2015	Resulting Impact in 2016 Compared to 2015
First quarter (HDD)	10% warmer than normal	10% colder than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating
Second quarter (CDD)	10% - 35% warmer than normal	10% colder than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2016	2015	Change	2016	2015	Change
IPL	$4	($2)	$6	$—	$—	$—
WPL	1	(2)	3	(1)	1	(2)
Total Alliant Energy	$5	($4)	$9	($1)	$1	($2)

Sales Trends - Alliant Energy’s retail sales volumes decreased 1% and 3% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The three- and six-month decreases were primarily due to decreased retail sales related to IPL’s sale of its Minnesota electric distribution assets in July 2015 and decreases in IPL’s industrial sales due to large customer maintenance outages in 2016. The three-month decrease was partially offset by the impact of temperatures on residential and commercial sales due to the warmer than normal temperatures and resulting higher air cooling demand in the second quarter of 2016. The six-month decrease was partially offset by an extra day of retail sales during the first quarter of 2016 due to the leap year.

Alliant Energy’s wholesale sales volumes increased 20% and 17% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. These increases were primarily due to additional sales from IPL’s new wholesale power supply agreement with Southern Minnesota Energy Cooperative effective August 1, 2015. These increases were partially offset by decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Alliant Energy’s bulk power and other sales volumes changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Electric Production Fuel and Energy Purchases (Fuel-related) Expenses - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense.

Due to IPL’s cost recovery mechanisms for fuel-related expenses, changes in fuel-related expenses resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s and IPL’s electric margins. WPL’s cost recovery mechanism for wholesale fuel-related expenses also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on Alliant Energy’s and WPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $1 million and $3 million for the three and six months ended June 30, 2016. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $3 million and $4 million for the three and six months ended June 30, 2015, respectively.

Alliant Energy’s electric production fuel expense decreased $34 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to lower dispatch of IPL’s and WPL’s coal-fired EGUs during the six months ended June 30, 2016 partially due to lower wholesale energy market prices. The decrease was also due to lower natural gas prices and changes in the under-/over-collection of fuel-related expenses at IPL. These items were partially offset by amortizations during the six months ended June 30, 2016 of $14 million of under-recovered fuel-related expenses deferred by WPL in 2014 and $5 million of deferrals recorded during the six months ended June 30, 2016 for over-recovered fuel-related costs that were outside the approved bandwidth for WPL. The amortizations are based upon a July 2015 PSCW order authorizing WPL to recover $28 million, including interest, from its retail electric customers during 2016 for deferred fuel-related expenses incurred in 2014.

Alliant Energy’s energy purchases expense increased $10 million and $33 million for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, primarily due to increased volumes purchased resulting from lower dispatch of IPL’s and WPL’s coal-fired EGUs during the three- and six-month periods.

Electric Transmission Service Expense - Costs incurred each period for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are included in electric transmission service expense. Electric transmission service expense is recovered from IPL’s Iowa retail electric customers through a transmission cost rider and from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. The wholesale portion of electric transmission service expense is allocated to and recovered from these wholesale customers based on a load ratio share computation. Due to IPL’s and WPL’s cost recovery mechanisms for electric transmission service expense, changes in electric transmission service expense resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s, IPL’s and WPL’s electric margins. Alliant Energy’s electric transmission service expense increased $13 million and $18 million for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, primarily due to higher electric transmission service rates billed by ITC, ATC and MISO.

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

Second Quarter 2016 vs. Second Quarter 2015 Summary - Gas margins and Dth sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$29.8	$27.6	8%	3,804	3,285	16%
Commercial	16.6	15.0	11%	3,138	2,695	16%
Industrial	2.6	2.1	24%	681	528	29%
Retail subtotal	49.0	44.7	10%	7,623	6,508	17%
Transportation/other	8.0	7.0	14%	19,078	15,854	20%
Total revenues/sales	57.0	51.7	10%	26,701	22,362	19%
Cost of gas sold	24.6	21.9	12%
Gas margins (a)	$32.4	$29.8	9%

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$17.4	$15.5	12%	2,062	1,681	23%
Commercial	10.0	8.2	22%	1,699	1,333	27%
Industrial	2.1	1.7	24%	507	419	21%
Retail subtotal	29.5	25.4	16%	4,268	3,433	24%
Transportation/other	5.0	4.4	14%	8,865	8,126	9%
Total revenues/sales	34.5	29.8	16%	13,133	11,559	14%
Cost of gas sold	15.9	13.0	22%
Gas margins (a)	$18.6	$16.8	11%

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$12.4	$12.1	2%	1,742	1,604	9%
Commercial	6.6	6.8	(3%)	1,439	1,362	6%
Industrial	0.5	0.4	25%	174	109	60%
Retail subtotal	19.5	19.3	1%	3,355	3,075	9%
Transportation/other	3.0	2.6	15%	10,213	7,728	32%
Total revenues/sales	22.5	21.9	3%	13,568	10,803	26%
Cost of gas sold	8.7	8.9	(2%)
Gas margins	$13.8	$13.0	6%

(a)
Includes $3 million of credits on IPL’s Iowa retail gas customers’ bills for both the second quarters of 2016 and 2015 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 - Gas margins and Dth sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$117.9	$144.5	(18%)	15,920	18,271	(13%)
Commercial	66.5	80.3	(17%)	11,222	12,263	(8%)
Industrial	7.6	8.0	(5%)	1,652	1,551	7%
Retail subtotal	192.0	232.8	(18%)	28,794	32,085	(10%)
Transportation/other	17.2	17.3	(1%)	41,313	38,441	7%
Total revenues/sales	209.2	250.1	(16%)	70,107	70,526	(1%)
Cost of gas sold	119.8	152.7	(22%)
Gas margins (a)	$89.4	$97.4	(8%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$66.2	$80.6	(18%)	8,678	10,071	(14%)
Commercial	37.1	43.9	(15%)	5,874	6,481	(9%)
Industrial	5.0	5.6	(11%)	1,059	1,120	(5%)
Retail subtotal	108.3	130.1	(17%)	15,611	17,672	(12%)
Transportation/other	10.4	10.9	(5%)	18,283	18,143	1%
Total revenues/sales	118.7	141.0	(16%)	33,894	35,815	(5%)
Cost of gas sold	68.3	84.0	(19%)
Gas margins (a)	$50.4	$57.0	(12%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$51.7	$63.9	(19%)	7,242	8,200	(12%)
Commercial	29.4	36.4	(19%)	5,348	5,782	(8%)
Industrial	2.6	2.4	8%	593	431	38%
Retail subtotal	83.7	102.7	(19%)	13,183	14,413	(9%)
Transportation/other	6.8	6.4	6%	23,030	20,298	13%
Total revenues/sales	90.5	109.1	(17%)	36,213	34,711	4%
Cost of gas sold	51.5	68.7	(25%)
Gas margins	$39.0	$40.4	(3%)

(a)
Includes $6 million of credits on IPL’s Iowa retail gas customers’ bills for both the six months ended June 30, 2016 and 2015 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in gas margins for the three and six months ended June 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales caused by temperatures	$1	$—	$1	($5)	($3)	($2)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(1)	(1)	—	(4)	(4)	—
Other	3	3	—	1	—	1
	$3	$2	$1	($8)	($7)	($1)

(a)	Changes in gas energy efficiency revenues were offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated increases (decreases) to gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2016	2015	Change	2016	2015	Change
IPL	$—	$—	$—	($2)	$1	($3)
WPL	—	(1)	1	(1)	1	(2)
Total Alliant Energy	$—	($1)	$1	($3)	$2	($5)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Losses on sales of IPL’s Minnesota distribution assets recorded in the second quarter of 2015 (Refer to Note 3 for further details)	($12)	($12)	$—	($12)	($12)	$—
Lower energy efficiency cost recovery amortizations at WPL (a)	(3)	—	(3)	(7)	—	(7)
Changes in energy efficiency expense at IPL (b)	(1)	(1)	—	(4)	(4)	—
Higher stock-based performance compensation expenses	5	3	2	7	4	3
Other	(2)	2	(5)	—	4	(4)
	($13)	($8)	($6)	($16)	($8)	($8)

(a)	The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015 and 2016.

(b)	Changes in IPL’s energy efficiency expense were offset by changes in gas energy efficiency revenues.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher amortization expense from the new customer billing and information system placed in service in 2015	$2	$1	$1	$4	$2	$2
Lower depreciation expense from the sale of IPL’s Minnesota distribution assets in 2015	(1)	(1)	—	(3)	(3)	—
Other (includes the impact of property additions)	1	—	1	3	2	1
	$2	$—	$2	$4	$1	$3

Equity Income from Unconsolidated Investments, Net - Alliant Energy’s and WPL’s equity income from unconsolidated investments both decreased $2 million for the three-month period, primarily due to higher reserves for rate refunds recorded at ATC during the three months ended June 30, 2016 compared to the same period in 2015. Refer to “Other Future Considerations” for discussion of WPL’s future transfer of its investment in ATC to Alliant Energy or an Alliant Energy subsidiary.

AFUDC - Variances between periods in AFUDC for the three and six months ended June 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Marshalltown (IPL)	$6	$6	$—	$12	$12	$—
Other	1	(1)	1	1	(2)	3
	$7	$5	$1	$13	$10	$3

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations.

STRATEGIC OVERVIEW

A strategic overview summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Gas Transmission and Distribution Systems - In April 2016, the Pipeline and Hazardous Materials Safety Administration published proposed regulations to update safety requirements for gas transmission pipelines. The proposed regulations would add new assessment and repair criteria for gas pipelines, and require a systematic approach to verify a pipeline’s maximum allowable operating pressure. Alliant Energy, IPL and WPL currently anticipate final regulations will be issued in 2017. Given that the Pipeline and Hazardous Materials Safety Administration has not finalized these gas transmission regulations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these regulations on their financial condition and results of operations.

IPL’s Clinton Natural Gas Pipeline - In August 2016, IPL received an order from the IUB authorizing IPL to construct, maintain, and operate a natural gas pipeline in Scott and Clinton Counties in Iowa, referred to as the Clinton pipeline. Construction is expected to be completed by the first quarter of 2017. Capital expenditures to construct the pipeline, excluding AFUDC, are currently estimated to be approximately $35 million to $45 million.

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Construction of the Riverside Expansion - In May 2016, WPL received an order from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In June 2016, WPL executed a design, engineering, procurement and construction contract for the Riverside expansion. The Riverside expansion is subject to the receipt of various other approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2020.

Wind Generation -
IPL’s Proposed Expansion of Wind Generation - In July 2016, IPL filed an application with the IUB for approval to construct, own and operate up to 500 MW of additional wind generation at an approximate cost of $1 billion, including AFUDC and excluding transmission network upgrades. If approved, Alliant Energy and IPL would expect to reprioritize, and in some instances delay, certain components of their current construction and acquisition expenditures plan to incorporate these additional capital expenditures. IPL currently expects to add wind generation near its Whispering Willow - East wind farm, and is evaluating other land options to site the additional wind. IPL’s application included advance rate-making principles for the additional wind generation, which requested a return on common equity of 11.5%, along with a 10.3% return on common equity for the calculation of AFUDC during the construction period. Subject to regulatory approvals and the timing of such approvals, IPL plans to commence the construction process in 2016, and as a result, be eligible for the full level of production tax credits from the electricity generated during the first 10 years of operation. IPL anticipates placing the additional wind generation in service in 2019 and 2020. IPL’s application also requested utilization of a renewable energy rider to allow IPL to commence recovery of the wind project costs from its retail electric customers at the time the additional wind generation is placed in service. The rider would allow IPL to receive a return of and a return on capital costs for the wind project, and applicable operating expenses, and credit customers for the value of production tax credits, and net energy and capacity benefits, based on the generation produced. If approved, the renewable energy rider is expected to remain in effect until the IUB’s final decision in a future retail electric base rate case. Subsequent to the renewable energy rider, the associated impacts of the additional wind generation are then expected to be recovered from IPL’s retail electric customers in base rates. IPL currently expects a decision from the IUB on its application by the end of 2016.

Franklin County Wind Farm - Refer to “Critical Accounting Policies and Estimates” for discussion of IPL’s anticipated filings with the IUB and FERC in the third quarter of 2016 requesting to transfer Franklin County wind farm’s assets from Resources to IPL.

Coal-Fired Generation -
Environmental Controls Projects - Refer to Note 3 for further discussion of a scrubber and baghouse project at Edgewater Unit 5, which was completed in July 2016.

RATE MATTERS

A rate matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. The net increase for 2017 compared to WPL’s retail electric rate case for the 2015/2016 Test Period reflects a $65 million increase in base rates, partially offset by a $52 million reduction in fuel-related costs, using a preliminary estimate for 2017 fuel-related costs. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. The key drivers for the electric and gas base rate increases are recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. The filing also included utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the return on common equity sharing mechanism for the 2013/2014 Test Period to reduce the requested base rate increases. The fuel-related cost component of WPL’s retail electric rates for 2018 will be addressed in a separate filing, which is currently expected to be filed in the second or third quarter of 2017.

WPL’s May 2016 retail base rate filing included a return on common equity of 10.0% and continues a regulatory return on common equity sharing mechanism, whereby WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2017 and 2018 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 11.00%, and 100% of any excess earnings above 11.00%. The May 2016 filing also included the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

Utility	Test	Regulatory Capital Structure			After-tax	Average Retail Rate
Type	Period	CE	LD	SD	WACC	Base (in millions) (a)
Electric	2017	52.23%	43.92%	3.85%	7.57%	$2,699
Electric	2018	52.20%	45.16%	2.64%	7.59%	2,851
Gas	2017	52.23%	43.92%	3.85%	7.57%	259
Gas	2018	52.20%	45.16%	2.64%	7.59%	284

(a)	Average rate base is calculated using a 13-month average.

The May 2016 retail base rate filing also reflected the impact of the anticipated transfer of ATC from WPL to Alliant Energy or one of its subsidiaries by December 31, 2016 as discussed in “Other Future Considerations,” proposed changes to depreciation rates, continued escrow treatment of transmission charges and application of AFUDC rates to 100% of the retail portion of the CWIP balances for the Riverside expansion. The filing also assumes deferral of any potential changes in revenue requirement due to increases in WPL’s ownership share of Columbia resulting from the Riverside expansion agreements WPL previously entered into with neighboring utilities.

WPL currently expects a decision from the PSCW regarding this base rate filing in the fourth quarter of 2016.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filing for the 2015 Test Year.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Air Quality -
Ozone NAAQS Rule - The 2008 Ozone NAAQS Rule may require a reduction of NOx emissions in certain non-attainment areas designated by the EPA. Sheboygan County in Wisconsin is currently the only non-attainment area for the 2008 Ozone NAAQS Rule in Alliant Energy’s service territory. WPL operates Edgewater and the Sheboygan Falls Energy Center in

Sheboygan County, Wisconsin. The compliance deadline for Sheboygan County to meet the 2008 Ozone NAAQS Rule was July 2016. Alliant Energy and WPL are currently in compliance with applicable requirements resulting from the 2008 Ozone NAAQS rule.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Liquidity Position - At June 30, 2016, Alliant Energy had $7 million of cash and cash equivalents, $712 million ($125 million at the parent company, $233 million at IPL and $354 million at WPL) of available capacity under the revolving credit facilities and $12 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at June 30, 2016 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,790.2	47%	$2,036.8	49%	$1,778.6	53%
Preferred stock of IPL	200.0	2%	200.0	5%	—	—%
Noncontrolling interest	—	—%	—	—%	14.6	—%
Long-term debt (incl. current maturities)	3,902.4	48%	1,924.8	46%	1,534.6	46%
Short-term debt	220.6	3%	—	—%	45.8	1%
	$8,113.2	100%	$4,161.6	100%	$3,373.6	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Cash and cash equivalents, January 1	$5.8	$56.9	$4.5	$5.3	$0.4	$46.7
Cash flows from (used for):
Operating activities	510.0	517.3	271.8	294.5	251.4	230.2
Investing activities	(500.8)	(470.3)	(291.5)	(285.2)	(205.6)	(162.0)
Financing activities	(8.5)	(49.1)	17.6	(12.6)	(43.1)	(66.1)
Net increase (decrease)	0.7	(2.1)	(2.1)	(3.3)	2.7	2.1
Cash and cash equivalents, June 30	$6.5	$54.8	$2.4	$2.0	$3.1	$48.8

Operating Activities -
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Changes in levels of gas stored underground	($22)	($11)	($11)
Changes in cash collateral balances	(20)	—	—
Changes in levels of production fuel	(10)	(20)	10
Changes in income taxes paid/refunded	(4)	(32)	7
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	55	55	—
Other	(6)	(15)	15
	($7)	($23)	$21

Investing Activities -
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction expenditures	($55)	($17)	($38)
Proceeds from the liquidation of company-owned life insurance policies	31	19	—
Other	(7)	(8)	(6)
	($31)	($6)	($44)

Construction and Acquisition Expenditures - Refer to “Strategic Overview” for discussion of potential changes to Alliant Energy’s and IPL’s anticipated future construction and acquisition expenditures disclosed in the 2015 Form 10-K.

Financing Activities -
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Payments to retire IPL’s $150 million, 3.3% senior debentures in June 2015	$150	$150	$—
Net changes in the amount of commercial paper outstanding	37	(44)	26
Proceeds from Alliant Energy’s at-the-market offering program in the first half of 2015	(133)	—	—
Lower capital contributions from IPL’s parent company, Alliant Energy	—	(60)	—
Other	(13)	(16)	(3)
	$41	$30	$23

State Regulatory Financing Authorizations - WPL previously had remaining authority to issue up to $300 million of long-term debt securities in aggregate in 2016 pursuant to a November 2014 PSCW order. As a result of the Moody’s Investors Service’s credit ratings changes in July 2016 discussed below, WPL no longer has authority to issue long-term debt securities in 2016. WPL currently has no plans to issue long-term debt securities in 2016.

Common Stock Dividends and Common Stock Split - As discussed in Note 6, Alliant Energy’s Board of Directors approved a two-for-one common stock split, which was distributed in May 2016. After the two-for-one common stock split, the targeted 2016 quarterly common stock dividend payment is $0.29375 per share.

Common Stock Issuances and Capital Contributions - Refer to Note 6 for discussion of common stock issuances by Alliant Energy, payments of common stock dividends by IPL and WPL to their parent company, and capital contributions from Alliant Energy to IPL during the six months ended June 30, 2016. Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances in 2016 under its equity-based compensation plans for employees.

Long-term Debt - Refer to Note 7(b) for discussion of $67 million of commercial paper outstanding at June 30, 2016 classified as long-term debt at Alliant Energy and IPL.

Financing Plans - Alliant Energy currently expects a non-regulated subsidiary of Alliant Energy to issue up to $500 million of long-term debt in aggregate in 2016, primarily to refinance Alliant Energy’s $250 million and Franklin County Holdings LLC’s $60 million variable-rate term loan credit agreements expiring in 2016, and for general corporate purposes.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In July 2016, Moody’s Investors Service changed Alliant Energy’s and IPL’s corporate/issuer and senior unsecured long-term debt credit ratings from A3 to Baa1. IPL’s preferred stock credit rating also changed from Baa2 to Baa3. In addition, WPL’s corporate/issuer and senior unsecured long-term debt credit ratings changed from A1 to A2. Alliant Energy’s, IPL’s and WPL’s outlooks also changed from negative to stable. Alliant Energy’s, IPL’s and WPL’s commercial paper ratings remained unchanged. These credit ratings changes are not expected to have a material impact on Alliant Energy’s, IPL’s, and WPL’s liquidity or collateral obligations.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below. Refer to Note 4 for information regarding IPL’s sales of accounts receivable program. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. Refer to Note 13(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s and IPL’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except for the items described in Notes 7(b), 13(a) and 13(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of market risks is included in the 2015 Form 10-K and such market risks have not changed materially from those reported in the 2015 Form 10-K, except as described below.

Commodity Price - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filing for the 2015 Test Year.

New Accounting Standards - Refer to Note 1(b) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of critical accounting policies and estimates is included in the 2015 Form 10-K and such policies and estimates have not changed materially from those reported in the 2015 Form 10-K, except as described below.

Long-Lived Assets -
Non-regulated Operations -
Franklin County Wind Farm - Alliant Energy performed an impairment test of the carrying value of the Franklin County wind farm as of December 31, 2015 due to a decrease in forward electricity prices identified in the fourth quarter of 2015. The impairment test concluded the undiscounted cash flows expected from the Franklin County wind farm during its estimated useful life still exceeded its carrying value as of December 31, 2015, resulting in no impairment. On a quarterly basis, Alliant Energy evaluates if there are any impairment indicators present. There have been no impairment indicators identified in 2016, and as a result, an impairment test has not been required since 2015.

IPL currently anticipates requesting approval from the IUB and FERC in the third quarter of 2016 to transfer the Franklin County wind farm assets from Resources to IPL. In accordance with Iowa Administrative Code, the sales price in this transaction is required to be at the lower of carrying value or fair market value. The fair market value of the Franklin County wind farm is currently below its carrying value. If approved and transferred to IPL, the accounting treatment for cost disallowances for assets subject to rate regulation would require a pre-tax charge for at least the difference between the fair market value and carrying value, and would likely exceed half of the carrying value of the assets. As of June 30, 2016, the carrying value of the Franklin County wind farm was $128 million and was recorded in “Property, plant and equipment, net” on Alliant Energy’s balance sheet. IPL currently expects decisions from the IUB and FERC on its requests by the first quarter of 2017.

Other Future Considerations - A summary of other future considerations is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K except as described below, and as discussed earlier in MDA and the Notes in Item 1.

Electric Transmission Service Expense -
Attachment “O” Rates - In December 2015, IPL filed a complaint with FERC regarding ITC’s Attachment “O” rate pursuant to FERC-approved Attachment “O” protocols. IPL’s complaint alleged that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions, which results in higher Attachment “O” rates being billed by ITC to IPL. In March 2016, FERC issued an order concluding that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions. The FERC order requires ITC to recalculate its Attachment “O” rate effective January 1, 2015 to simulate taking bonus tax depreciation deductions for 2015. In April 2016, ITC filed a request for rehearing of FERC’s March 2016 order. IPL subsequently filed a response to ITC’s request for rehearing, requesting that FERC require ITC to also take bonus tax depreciation deductions for 2012 through 2014. In June 2016, FERC issued an order rejecting ITC’s and IPL’s requests. If ITC does not take advantage of bonus tax depreciation deductions in 2016 or in future years, IPL retains the right under Attachment “O” protocols to challenge ITC’s decision if IPL deems that decision to be imprudent. Alliant Energy and IPL are unable to determine the magnitude of resulting changes to future electric transmission service charges from ITC from this proceeding, but do expect such charges to be lower as a result of FERC’s March 2016 order. Alliant Energy and IPL currently expect any changes to future electric transmission service expense will be offset with changes to electric revenues resulting in no material impact on their financial condition and results of operations.

MISO Transmission Owner Return on Equity Complaints - FERC previously issued orders on two complaints filed with FERC by a group of MISO cooperative and municipal utilities requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC. A FERC administrative law judge issued an initial decision in 2015 on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, for the refund period from November 12, 2013 through February 11, 2015. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and established a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. Final decisions from FERC are currently expected in the second half of 2016 for the first complaint and 2017 for the second complaint. Alliant Energy and WPL have realized $20 million of reductions in the amount of equity income from ATC for the period covered by the two complaints, including $5 million during the six months ended June 30, 2016. These reductions assume a 10.32% base return on equity for the first complaint and a 10.2% return on equity (9.70% base return on equity plus 50 basis point incentive adder approved in a previous FERC order) for the second complaint.

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

WPL’s Future Transfer of Investment in ATC - In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. In addition, WPL is required to obtain PSCW approval prior to transferring any additional capital or assets to ATC. WPL is currently evaluating the impacts of the June 2016 PSCW order on its results of operations and financial condition. Subsequent to WPL transferring its investment in ATC, future contributions to, and equity earnings and dividends from, the investment in ATC would occur at the entity to which the investment in ATC was transferred and would not be reflected in WPL’s consolidated financial statements. This transfer is not expected to impact Alliant Energy’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2016.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2015 Form 10-K and such risk factors have not changed materially from the items reported in the 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2016 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a) (b)	Share (b)	Publicly Announced Plan	Be Purchased Under the Plan (a)
April 1 through April 30	4,033	$36.29	—	N/A
May 1 through May 31	3,572	36.35	—	N/A
June 1 through June 30	92	38.61	—	N/A
	7,697	36.35	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

(b)	Share and per share amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

Refer to Note 6 for discussion of IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company, Alliant Energy.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of August 2016.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Treasurer
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Treasurer
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Treasurer
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

