Form 10-Q
period 2016-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2016-11-04
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of September 30, 2016:

Alliant Energy Corporation	Common stock, $0.01 par value, 227,500,428 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2015 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2015
AEF	Alliant Energy Finance, LLC
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and purchased power
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PSCW	Public Service Commission of Wisconsin
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

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

•
developments that adversely impact the ability to implement the strategic plan, including issues with planned and potential new wind generation projects, IPL’s Marshalltown EGU, WPL’s Riverside expansion and related third party purchase options, new environmental control equipment for various fossil-fueled EGUs of IPL and WPL, various replacements, modernization and expansion of IPL’s and WPL’s electric and gas distribution systems, the proposed transfer of the Franklin County wind farm to IPL, and the potential decommissioning of certain EGUs of IPL and WPL;

•	the ability to qualify for the full level of production tax credits on planned and potential new wind farms and the impact of changes to production tax credits for wind farms;

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

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC’s authorized return on equity;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the CCR Rule, the Clean Power Plan, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	inability to access technological developments, including those related to wind turbines, solar generation, smart technology, battery storage and other future technologies;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	impacts of ATC’s potential restructuring;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting standards issued periodically by standard-setting bodies, including revenue recognition and lease standards;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2015 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$864.3	$835.8	$2,209.1	$2,147.5
Gas utility	39.5	38.0	248.7	288.1
Other utility	9.4	13.4	35.0	44.6
Non-regulated	11.4	11.7	30.2	33.3
Total operating revenues	924.6	898.9	2,523.0	2,513.5
Operating expenses:
Electric production fuel and purchased power	245.9	245.8	646.3	646.9
Electric transmission service	138.6	127.6	396.8	367.7
Cost of gas sold	12.5	13.6	132.3	166.3
Asset valuation charges for Franklin County wind farm	86.4	—	86.4	—
Other operation and maintenance	148.6	151.1	438.2	456.3
Depreciation and amortization	104.1	99.3	308.7	299.9
Taxes other than income taxes	25.9	25.6	77.2	78.6
Total operating expenses	762.0	663.0	2,085.9	2,015.7
Operating income	162.6	235.9	437.1	497.8
Interest expense and other:
Interest expense	48.8	46.4	144.8	139.5
Equity income from unconsolidated investments, net	(9.2)	(11.1)	(28.8)	(28.9)
Allowance for funds used during construction	(15.8)	(9.7)	(44.3)	(25.1)
Interest income and other	(0.1)	(0.1)	(0.3)	(0.4)
Total interest expense and other	23.7	25.5	71.4	85.1
Income from continuing operations before income taxes	138.9	210.4	365.7	412.7
Income taxes	7.5	27.8	47.2	59.5
Income from continuing operations, net of tax	131.4	182.6	318.5	353.2
Loss from discontinued operations, net of tax	(0.4)	(0.1)	(2.0)	(1.4)
Net income	131.0	182.5	316.5	351.8
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6	7.7	7.7
Net income attributable to Alliant Energy common shareowners	$128.4	$179.9	$308.8	$344.1
Weighted average number of common shares outstanding (basic and diluted) (a)	227.2	226.4	227.0	225.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (a):
Income from continuing operations, net of tax	$0.57	$0.79	$1.37	$1.54
Loss from discontinued operations, net of tax	—	—	(0.01)	(0.01)
Net income	$0.57	$0.79	$1.36	$1.53
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$128.8	$180.0	$310.8	$345.5
Loss from discontinued operations, net of tax	(0.4)	(0.1)	(2.0)	(1.4)
Net income	$128.4	$179.9	$308.8	$344.1
Dividends declared per common share (a)	$0.29375	$0.275	$0.88125	$0.825

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84.7	$5.8
Accounts receivable, less allowance for doubtful accounts	491.5	397.6
Production fuel, at weighted average cost	92.6	98.8
Gas stored underground, at weighted average cost	37.8	43.3
Materials and supplies, at weighted average cost	89.5	81.4
Regulatory assets	63.1	120.2
Other	98.9	79.7
Total current assets	958.1	826.8
Property, plant and equipment, net	9,920.4	9,519.1
Investments:
Investment in American Transmission Company LLC	309.9	293.3
Other	19.7	53.0
Total investments	329.6	346.3
Other assets:
Regulatory assets	1,811.7	1,788.4
Deferred charges and other	9.4	14.6
Total other assets	1,821.1	1,803.0
Total assets	$13,029.2	$12,495.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$314.0	$313.4
Commercial paper	238.3	159.8
Accounts payable	365.1	402.4
Regulatory liabilities	178.4	187.1
Other	273.9	296.6
Total current liabilities	1,369.7	1,359.3
Long-term debt, net (excluding current portion)	3,816.9	3,522.2
Other liabilities:
Deferred tax liabilities	2,530.6	2,381.2
Regulatory liabilities	497.4	550.6
Pension and other benefit obligations	455.3	451.8
Other	300.2	306.0
Total other liabilities	3,783.5	3,689.6
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 227,500,428 and 226,918,432 shares outstanding (a)	2.3	2.3
Additional paid-in capital	1,686.0	1,661.8
Retained earnings	2,181.0	2,068.9
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 432,619 and 430,186 shares at a weighted average cost of $22.54 and $19.84 per share (a)	(9.8)	(8.5)
Total Alliant Energy Corporation common equity	3,859.1	3,724.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,059.1	3,924.1
Total liabilities and equity	$13,029.2	$12,495.2

(a)	Share and per share amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$316.5	$351.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	308.7	299.9
Deferred tax expense and investment tax credits	76.7	101.0
Asset valuation charges for Franklin County wind farm	86.4	—
Other	(44.0)	(2.5)
Other changes in assets and liabilities:
Accounts receivable	(101.0)	11.7
Sales of accounts receivable	(4.0)	(21.0)
Regulatory assets	36.6	(51.3)
Regulatory liabilities	(66.5)	(61.5)
Deferred income taxes	71.8	74.1
Other	(27.2)	(6.9)
Net cash flows from operating activities	654.0	695.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(743.6)	(678.9)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(43.3)	(47.5)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	138.1
Other	15.1	(24.7)
Net cash flows used for investing activities	(771.8)	(613.0)
Cash flows from financing activities:
Common stock dividends	(199.8)	(185.1)
Proceeds from issuance of common stock, net	20.4	145.4
Proceeds from issuance of long-term debt	300.0	250.7
Payments to retire long-term debt	(1.9)	(182.0)
Net change in commercial paper	78.5	(32.2)
Other	(0.5)	3.2
Net cash flows from financing activities	196.7	—
Net increase in cash and cash equivalents	78.9	82.3
Cash and cash equivalents at beginning of period	5.8	56.9
Cash and cash equivalents at end of period	$84.7	$139.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($140.7)	($133.9)
Income taxes, net	($8.3)	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$99.9	$180.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues:
Electric utility	$483.2	$468.6	$1,209.2	$1,170.6
Gas utility	23.9	23.1	142.6	164.1
Steam and other	9.1	12.9	34.1	41.1
Total operating revenues	516.2	504.6	1,385.9	1,375.8
Operating expenses:
Electric production fuel and purchased power	125.0	131.4	324.8	332.0
Electric transmission service	95.9	87.5	270.7	249.3
Cost of gas sold	8.0	9.4	76.3	93.4
Other operation and maintenance	94.8	94.3	279.8	287.5
Depreciation and amortization	52.7	51.2	157.8	155.1
Taxes other than income taxes	13.9	13.8	40.6	42.2
Total operating expenses	390.3	387.6	1,150.0	1,159.5
Operating income	125.9	117.0	235.9	216.3
Interest expense and other:
Interest expense	25.5	23.8	75.4	71.8
Allowance for funds used during construction	(13.8)	(7.3)	(36.2)	(19.3)
Interest income and other	—	0.1	(0.1)	—
Total interest expense and other	11.7	16.6	39.1	52.5
Income before income taxes	114.2	100.4	196.8	163.8
Income tax benefit	(2.5)	(18.7)	(2.5)	(24.4)
Net income	116.7	119.1	199.3	188.2
Preferred dividend requirements	2.6	2.6	7.7	7.7
Earnings available for common stock	$114.1	$116.5	$191.6	$180.5
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77.7	$4.5
Accounts receivable, less allowance for doubtful accounts	266.8	200.0
Production fuel, at weighted average cost	70.0	60.2
Gas stored underground, at weighted average cost	17.4	18.2
Materials and supplies, at weighted average cost	50.0	45.7
Regulatory assets	15.0	39.6
Other	37.2	28.2
Total current assets	534.1	396.4
Property, plant and equipment, net	5,220.1	4,925.1
Investments	0.8	19.6
Other assets:
Regulatory assets	1,402.2	1,363.0
Deferred charges and other	3.8	5.0
Total other assets	1,406.0	1,368.0
Total assets	$7,161.0	$6,709.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$172.6	$197.2
Accounts payable to associated companies	55.0	37.7
Regulatory liabilities	132.5	130.9
Accrued taxes	41.2	67.6
Other	85.9	97.7
Total current liabilities	487.2	531.1
Long-term debt, net (excluding current portion)	2,153.1	1,856.9
Other liabilities:
Deferred tax liabilities	1,493.6	1,378.0
Regulatory liabilities	298.9	358.3
Pension and other benefit obligations	161.2	160.2
Other	229.1	229.3
Total other liabilities	2,182.8	2,125.8
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,472.8	1,407.8
Retained earnings	631.7	554.1
Total Interstate Power and Light Company common equity	2,137.9	1,995.3
Cumulative preferred stock	200.0	200.0
Total equity	2,337.9	2,195.3
Total liabilities and equity	$7,161.0	$6,709.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$199.3	$188.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	157.8	155.1
Other	24.3	32.3
Other changes in assets and liabilities:
Accounts receivable	(66.5)	(8.3)
Sales of accounts receivable	(4.0)	(21.0)
Regulatory assets	(14.1)	(38.1)
Regulatory liabilities	(64.5)	(63.1)
Deferred income taxes	67.7	72.0
Other	(43.5)	0.9
Net cash flows from operating activities	256.5	318.0
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(436.5)	(432.6)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	138.1
Other	1.1	(24.9)
Net cash flows used for investing activities	(435.4)	(319.4)
Cash flows from financing activities:
Common stock dividends	(114.0)	(105.0)
Capital contributions from parent	65.0	100.0
Proceeds from issuance of long-term debt	300.0	250.0
Payments to retire long-term debt	—	(150.0)
Other	1.1	0.5
Net cash flows from financing activities	252.1	95.5
Net increase in cash and cash equivalents	73.2	94.1
Cash and cash equivalents at beginning of period	4.5	5.3
Cash and cash equivalents at end of period	$77.7	$99.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($72.5)	($66.7)
Income taxes, net	$0.7	$31.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$44.5	$115.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues:
Electric utility	$381.1	$367.2	$999.9	$976.9
Gas utility	15.6	14.9	106.1	124.0
Other	0.3	0.5	0.9	3.5
Total operating revenues	397.0	382.6	1,106.9	1,104.4
Operating expenses:
Electric production fuel and purchased power	120.9	114.4	321.5	314.9
Electric transmission service	42.7	40.1	126.1	118.4
Cost of gas sold	4.5	4.2	56.0	72.9
Other operation and maintenance	54.2	57.0	157.2	167.7
Depreciation and amortization	48.7	45.7	143.5	137.5
Taxes other than income taxes	11.0	10.9	33.8	33.6
Total operating expenses	282.0	272.3	838.1	845.0
Operating income	115.0	110.3	268.8	259.4
Interest expense and other:
Interest expense	22.9	23.1	68.7	69.5
Equity income from unconsolidated investments	(9.3)	(11.1)	(29.0)	(30.2)
Allowance for funds used during construction	(2.0)	(2.4)	(8.1)	(5.8)
Interest income and other	0.1	(0.3)	(0.2)	(0.3)
Total interest expense and other	11.7	9.3	31.4	33.2
Income before income taxes	103.3	101.0	237.4	226.2
Income taxes	33.7	32.6	77.1	73.0
Net income	69.6	68.4	160.3	153.2
Net income attributable to noncontrolling interest	0.6	0.4	1.6	1.1
Earnings available for common stock	$69.0	$68.0	$158.7	$152.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$0.4
Accounts receivable, less allowance for doubtful accounts	190.7	185.4
Production fuel, at weighted average cost	22.6	38.6
Gas stored underground, at weighted average cost	20.4	25.1
Materials and supplies, at weighted average cost	35.7	33.5
Regulatory assets	48.1	80.6
Other	53.9	59.9
Total current assets	377.0	423.5
Property, plant and equipment, net	4,289.1	4,103.7
Investments:
Investment in American Transmission Company LLC	309.9	293.3
Other	13.4	15.4
Total investments	323.3	308.7
Other assets:
Regulatory assets	409.5	425.4
Deferred charges and other	6.9	9.1
Total other assets	416.4	434.5
Total assets	$5,405.8	$5,270.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$11.8	$19.9
Accounts payable	122.3	136.0
Accounts payable to associated companies	32.8	21.6
Regulatory liabilities	45.9	56.2
Other	91.0	103.2
Total current liabilities	303.8	336.9
Long-term debt, net (excluding current portion)	1,534.9	1,533.9
Other liabilities:
Deferred tax liabilities	1,108.8	1,005.4
Regulatory liabilities	198.5	192.3
Capital lease obligations - Sheboygan Falls Energy Facility	78.9	83.6
Pension and other benefit obligations	186.2	188.7
Other	162.4	162.0
Total other liabilities	1,734.8	1,632.0
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.0	959.0
Retained earnings	788.6	731.1
Total Wisconsin Power and Light Company common equity	1,813.8	1,756.3
Noncontrolling interest	18.5	11.3
Total equity	1,832.3	1,767.6
Total liabilities and equity	$5,405.8	$5,270.4
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$160.3	$153.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143.5	137.5
Deferred tax expense and investment tax credits	97.9	60.0
Other	(20.3)	(8.3)
Other changes in assets and liabilities:
Regulatory assets	50.7	(13.2)
Derivative liabilities	(13.3)	19.0
Other	20.5	27.7
Net cash flows from operating activities	439.3	375.9
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(307.1)	(246.3)
Other	(19.6)	(13.3)
Net cash flows used for investing activities	(326.7)	(259.6)
Cash flows used for financing activities:
Common stock dividends	(101.2)	(95.3)
Payments to retire long-term debt	—	(30.6)
Other	(6.2)	(1.4)
Net cash flows used for financing activities	(107.4)	(127.3)
Net increase (decrease) in cash and cash equivalents	5.2	(11.0)
Cash and cash equivalents at beginning of period	0.4	46.7
Cash and cash equivalents at end of period	$5.6	$35.7
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($67.7)	($69.2)
Income taxes, net	$19.6	($10.0)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$50.8	$57.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. In the fourth quarter of 2015, IPL and WPL implemented a change in method of recording income taxes that impacts the separate financial statements of IPL and WPL. As discussed in Note 6, all Alliant Energy share and per share amounts have been adjusted to reflect a two-for-one common stock split distributed in May 2016. As required by GAAP, all prior period financial statements and disclosures presented herein have been restated to reflect the tax method change and common stock split.

NOTE 1(b) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2018 and are evaluating the impact of this standard on their financial condition and results of operations.

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

NOTE 1(c) Property, Plant and Equipment -
Utility Plant -
Depreciation - In September 2016, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2017 as a result of a recently completed depreciation study. WPL estimates the new average rates of depreciation for its electric generation, electric distribution and gas properties will be approximately 3.2%, 2.6% and 2.3%, respectively, during 2017.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Tax-related	$1,033.5	$987.7	$1,000.7	$958.2	$32.8	$29.5
Pension and OPEB costs	551.0	579.5	284.7	298.1	266.3	281.4
AROs	103.9	92.4	61.5	50.8	42.4	41.6
WPL’s EGUs retired early	43.1	45.0	—	—	43.1	45.0
Derivatives	39.0	70.6	10.6	28.2	28.4	42.4
Emission allowances	26.3	26.9	26.3	26.9	—	—
Commodity cost recovery	10.1	35.9	0.4	2.8	9.7	33.1
Other	67.9	70.6	33.0	37.6	34.9	33.0
	$1,874.8	$1,908.6	$1,417.2	$1,402.6	$457.6	$506.0

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost of removal obligations	$410.6	$406.0	$267.2	$260.4	$143.4	$145.6
IPL’s tax benefit riders	103.1	159.2	103.1	159.2	—	—
Electric transmission cost recovery	54.5	43.5	25.0	21.9	29.5	21.6
Commodity cost recovery	39.1	37.6	15.1	23.5	24.0	14.1
Energy efficiency cost recovery	28.0	48.3	—	—	28.0	48.3
Other	40.5	43.1	21.0	24.2	19.5	18.9
	$675.8	$737.7	$431.4	$489.2	$244.4	$248.5

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2016, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the nine months ended September 30, 2016, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $56 million as follows (in millions):

Electric tax benefit rider credits	$47
Gas tax benefit rider credits	9
$56

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate case with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. The net requested increase for 2017 compared to WPL’s retail electric rate case for the 2015/2016 Test Period reflected a $65 million increase in base rates, partially offset by a $52 million reduction in fuel-related costs, using a preliminary estimate for 2017 fuel-related costs. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. WPL currently expects a decision from the PSCW regarding this base rate case filing in the fourth quarter of 2016.

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

	Three Months		Nine Months
	2016	2015	2016	2015
Billing credits to reduce retail electric customers’ bills	$3	$7	$7	$19

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - Pursuant to a 2015 PSCW order, WPL’s 2016 fuel-related costs will be subject to deferral if they are outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through September 30, 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. As of September 30, 2016, fuel-related costs outside of the approved range were $9 million and are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above.

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - Pursuant to a 2014 PSCW order, WPL’s 2015 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2015 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. Pursuant to an August 2016 PSCW order, WPL will refund $10 million, including interest, to its retail electric customers in the fourth quarter of 2016 for these over-collections.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - Construction of the scrubber and baghouse at Edgewater Unit 5 was completed in July 2016. As of September 30, 2016, Alliant Energy and WPL recorded capitalized expenditures of $223 million and AFUDC of $12 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in the second quarter of 2017. As of September 30, 2016, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $600 million and AFUDC of $56 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In 2015, IPL completed the sale of its Minnesota natural gas distribution assets and received proceeds of $11 million and a promissory note of $2 million. In 2015, IPL completed the sale of its Minnesota electric distribution assets and received proceeds of $129 million. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash amounts received from IPL’s sales of accounts receivable program. The premium received over the book value of the property, plant and equipment sold was more than offset by a reduction in tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $9 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Other operation and maintenance” in their income statements for the nine months ended September 30, 2015.

Non-regulated and Other -
Non-regulated Generation -
Franklin County Wind Farm - Based on an evaluation of the strategic options for the Franklin County wind farm performed in the third quarter of 2016, Alliant Energy concluded, as of September 30, 2016, it was probable the Franklin County wind farm will be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets in the third quarter of 2016. The impairment analysis evaluated the value of the assets and a reasonable estimate of the amount of costs associated with the Franklin County wind farm that would be allowed for recovery for IPL’s electric rate-making purposes. Based on various analyses, including discounted cash flows projected from the Franklin County wind farm, recently executed purchased power agreements associated with wind generating facilities located near the Franklin County wind farm, and the cost of new wind farms identified through IPL’s planned wind expansion, the current value of the Franklin County wind farm assets as of September 30, 2016 was determined to be approximately $33 million, subject to working capital adjustments. Alliant Energy concluded such value represents a reasonable estimate of the amount IPL will be allowed for recovery for IPL’s electric rate-making purposes. As a result, the carrying amount of the Franklin County wind farm was reduced to its current value, resulting in non-cash, pre-tax asset valuation charges of $86 million (after-tax charges of $51 million, or $0.23 per share) in the third quarter of 2016. Alliant Energy recorded such charges as a reduction to “Property, plant and equipment, net” on its balance sheet in 2016 and charges to “Asset valuation charges for Franklin County wind farm” in its income statements for the three and nine months ended September 30, 2016.

IPL currently anticipates requesting approval from FERC in the fourth quarter of 2016 to transfer the Franklin County wind farm to IPL and expects to complete such transfer in the first quarter of 2017. The final amount to be recovered for IPL’s electric rate-making purposes will be determined by the IUB as part of IPL’s Iowa retail electric rate case for the 2016 Test Year, currently anticipated to be filed in the second quarter of 2017, and therefore the final asset valuation charges are subject to change.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2016, IPL sold $252.9 million of receivables to the third party, received $1.0 million in cash proceeds and recorded deferred proceeds of $239.7 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2016	2015	2016	2015
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$172.0	$137.0	$172.0	$137.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	112.3	41.2	91.5	62.1

For the three and nine months ended September 30, 2016 and 2015, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2016	December 31, 2015
Customer accounts receivable	$172.9	$109.7
Unbilled utility revenues	79.8	71.3
Other receivables	0.2	0.1
Receivables sold to third party	252.9	181.1
Less: cash proceeds (a)	1.0	5.0
Deferred proceeds	251.9	176.1
Less: allowance for doubtful accounts	12.2	4.1
Fair value of deferred proceeds	$239.7	$172.0

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of September 30, 2016, outstanding receivables past due under the Receivables Agreement were $64.5 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2016	2015	2016	2015
Collections reinvested in receivables	$499.7	$480.1	$1,362.1	$1,403.1
Write-offs (recoveries), net	(0.3)	3.3	(0.6)	6.8

In connection with the implementation of IPL’s new customer billing and information system in the first quarter of 2016, IPL postponed the write-off of customer bills, resulting in lower write-offs for the three and nine months ended September 30, 2016.

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
ATC	($9.1)	($10.9)	($28.6)	($29.6)	($9.1)	($10.9)	($28.6)	($29.6)
Other	(0.1)	(0.2)	(0.2)	0.7	(0.2)	(0.2)	(0.4)	(0.6)
	($9.2)	($11.1)	($28.8)	($28.9)	($9.3)	($11.1)	($29.0)	($30.2)

MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction of the base return on equity used by MISO transmission owners, including ATC. In September 2016, FERC issued an order on the first complaint to reduce the base return on equity for the refund period from November 12, 2013 through February 11, 2015. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint recommending a reduction of the base return on equity for the refund period from February 12, 2015 through May 11, 2016. A final decision on the second complaint from FERC is currently expected in the first half of 2017. Alliant Energy and WPL have realized a cumulative $24 million of reductions in the amount of equity income from ATC as a result of the two complaints through September 30, 2016, including $9 million during the nine months ended September 30, 2016.

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the nine months ended September 30, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2016	226,918,432
Shareowner Direct Plan issuances	559,588
Equity-based compensation plans (Note 9(b))	22,408
Shares outstanding, September 30, 2016	227,500,428

At-the-Market Offering Program - During the nine months ended September 30, 2015, Alliant Energy issued 4,373,234 shares of common stock through an at-the-market offering program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes.

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

Dividend Restrictions - As of September 30, 2016, IPL’s amount of retained earnings that were free of dividend restrictions was $632 million. As of September 30, 2016, WPL’s amount of retained earnings that were free of dividend restrictions was $34 million for the remainder of 2016.

Restricted Net Assets of Subsidiaries - As of September 30, 2016, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.5 billion and $1.8 billion, respectively.

Capital Transactions with Subsidiaries - For the nine months ended September 30, 2016, IPL received capital contributions of $65.0 million from its parent company. For the nine months ended September 30, 2016, IPL and WPL paid common stock dividends of $114.0 million and $101.2 million, respectively, to their parent company.

Comprehensive Income - For the three and nine months ended September 30, 2016 and 2015, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2016 and 2015, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy	Parent
September 30, 2016	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$238.3	$226.5	$—	$11.8
Weighted average remaining maturity	4 days	4 days	N/A	3 days
Weighted average interest rates	0.6%	0.7%	N/A	0.4%
Available credit facility capacity	$761.7	$73.5	$300.0	$388.2

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2016	2015	2016	2015	2016	2015
Maximum amount outstanding (based on daily outstanding balances)	$248.0	$181.2	$3.1	$18.4	$55.4	$—
Average amount outstanding (based on daily outstanding balances)	$220.1	$122.4	$0.1	$0.5	$36.4	$—
Weighted average interest rates	0.6%	0.4%	0.6%	0.4%	0.4%	N/A
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$248.0	$181.2	$3.1	$18.4	$62.9	$—
Average amount outstanding (based on daily outstanding balances)	$210.7	$114.5	$—	$0.2	$33.2	$—
Weighted average interest rates	0.6%	0.4%	0.6%	0.4%	0.4%	N/A

NOTE 7(b) Long-term Debt - In September 2016, IPL issued $300 million of 3.7% senior debentures due 2046. The proceeds from the issuance were used by IPL to reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $100 million and for general corporate purposes.

In October 2016, AEF entered into a $500 million variable-rate (1.3% at October 31, 2016) term loan credit agreement and used the proceeds from borrowings under this agreement to retire borrowings under Alliant Energy’s and Franklin County Holdings LLC’s variable-rate term loan credit agreements that matured in 2016, reduce outstanding commercial paper and for general corporate purposes. AEF’s term loan credit agreement expires in October 2018 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2016	2015	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(13.1)	(11.0)	(20.1)	(30.0)	—	—
Effect of rate-making on property-related differences	(11.9)	(7.1)	(16.5)	(18.7)	(0.7)	(0.7)
Production tax credits	(9.0)	(6.7)	(6.0)	(8.6)	(5.7)	(6.1)
Other items, net	4.4	3.0	5.4	3.7	4.0	4.1
Overall income tax rate	5.4%	13.2%	(2.2%)	(18.6%)	32.6%	32.3%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2016	2015	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(10.2)	(10.6)	(19.6)	(28.2)	—	—
Effect of rate-making on property-related differences	(8.2)	(7.1)	(14.8)	(17.9)	(0.8)	(0.6)
Production tax credits	(7.2)	(6.6)	(6.1)	(8.0)	(6.1)	(6.3)
Other items, net	3.5	3.7	4.2	4.2	4.4	4.2
Overall income tax rate	12.9%	14.4%	(1.3%)	(14.9%)	32.5%	32.3%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2016, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $149.4 million, $115.6 million and $103.4 million, respectively. These increases in deferred tax liabilities were primarily due to property-related differences recorded during the nine months ended September 30, 2016.

Carryforwards - At September 30, 2016, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

		Alliant Energy		IPL		WPL
	Earliest Expiration Date	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets
Federal net operating losses	2030	$587	$201	$255	$86	$242	$85
State net operating losses	2018	674	35	15	1	3	—
Federal tax credits	2022	264	260	95	91	108	107
			$496		$178		$192

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$3.2	$4.0	$9.5	$11.9	$1.4	$1.3	$4.0	$4.1
Interest cost	13.2	13.5	39.7	40.3	2.3	2.3	7.0	6.8
Expected return on plan assets	(16.3)	(18.7)	(49.1)	(56.2)	(1.6)	(2.1)	(4.6)	(6.3)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)	(1.0)	(2.8)	(3.1)	(8.4)
Amortization of actuarial loss	9.3	8.8	28.0	26.5	1.2	1.2	3.6	3.6
Additional benefit costs	—	0.1	—	0.4	—	—	—	—
	$9.3	$7.6	$27.9	$22.7	$2.3	($0.1)	$6.9	($0.2)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.8	$2.2	$5.6	$6.6	$0.5	$0.6	$1.7	$1.8
Interest cost	6.1	6.2	18.4	18.7	1.0	0.9	2.9	2.8
Expected return on plan assets	(7.7)	(8.9)	(23.2)	(26.8)	(1.0)	(1.4)	(3.2)	(4.2)
Amortization of prior service credit	—	—	(0.1)	(0.1)	(0.7)	(1.5)	(2.0)	(4.6)
Amortization of actuarial loss	4.2	3.8	12.4	11.5	0.7	0.6	2.0	1.7
	$4.4	$3.3	$13.1	$9.9	$0.5	($0.8)	$1.4	($2.5)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.3	$1.4	$3.7	$4.3	$0.5	$0.5	$1.5	$1.6
Interest cost	5.5	5.6	16.7	16.9	0.9	0.9	2.8	2.7
Expected return on plan assets	(7.0)	(8.1)	(21.2)	(24.3)	(0.2)	(0.3)	(0.6)	(1.1)
Amortization of prior service cost (credit)	—	0.1	0.1	0.2	(0.3)	(0.9)	(0.7)	(2.6)
Amortization of actuarial loss	4.4	4.2	13.2	12.6	0.5	0.6	1.4	1.7
Additional benefit costs	—	0.1	—	0.4	—	—	—	—
	$4.2	$3.3	$12.5	$10.1	$1.4	$0.8	$4.4	$2.3

401(k) Savings Plan - A significant number of employees participate in a defined contribution retirement plan (401(k) savings plan). For the three and nine months ended September 30, costs related to the 401(k) savings plan, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
401(k) costs	$5.6	$6.4	$17.5	$18.7	$2.8	$3.3	$8.8	$9.6	$2.6	$2.9	$8.0	$8.4

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

A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Compensation expense	$4.4	$0.3	$16.8	$5.8	$2.4	$0.2	$8.9	$3.1	$1.9	$0.1	$7.3	$2.5
Income tax benefits	1.7	0.2	6.8	2.4	1.0	0.1	3.7	1.3	0.7	—	2.9	1.0

As of September 30, 2016, total unrecognized compensation cost related to share-based compensation awards was $8.2 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares		Performance Units
	2016	2015	2016	2015
Nonvested awards, January 1	288,430	288,848	116,412	127,330
Granted	68,585	90,806	23,918	35,674
Vested	(98,186)	(91,224)	(42,760)	(45,690)
Forfeited	(1,230)	—	(4,250)	(902)
Nonvested awards, September 30	257,599	288,430	93,320	116,412

Granted Awards - For performance units granted in 2016, the final value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. Compensation expense for performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period.

Vested Awards - During the nine months ended September 30, certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

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

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at September 30, 2016, by year of grant, was as follows:

	Performance Shares			Performance Units
	2016 Grant	2015 Grant	2014 Grant	2016 Grant	2015 Grant	2014 Grant
Nonvested awards	67,355	90,806	99,438	22,657	33,268	37,395
Alliant Energy common stock closing price on September 30, 2016	$38.31	$38.31	$38.31	$38.31	N/A	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	$32.55	$26.89
Estimated payout percentage based on performance criteria	125%	168%	175%	125%	168%	175%
Fair values of each nonvested award	$47.89	$64.36	$67.04	$47.89	$54.68	$47.05

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, January 1	190,244	$29.59	197,624	$25.35
Granted	—	—	90,806	32.55
Vested (a)	—	—	(98,186)	23.79
Nonvested shares, September 30	190,244	29.59	190,244	29.59

(a)	In 2015, 98,186 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met.

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

	2016
	Units	Weighted Average Grant Date Fair Value
Granted	68,585	$33.96
Forfeited	(1,230)	33.90
Nonvested units, September 30	67,355	33.96

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

2016
Granted	23,918
Forfeited	(1,261)
Nonvested units, September 30	22,657

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

22

2016
Granted	45,056
Forfeited	(2,016)
Nonvested units, September 30	43,040

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

	2016
	Restricted Stock Units	Restricted Units
Granted	58,790	20,502
Forfeited	(1,054)	(1,082)
Nonvested units, September 30	57,736	19,420

Performance-Contingent Cash Awards - A summary of the performance-contingent cash awards activity was as follows:

	2016	2015
Nonvested awards, January 1	163,752	157,860
Granted	—	82,210
Vested (a)	—	(74,664)
Forfeited	(3,652)	(1,654)
Nonvested awards, September 30	160,100	163,752

(a)	In 2015, 74,664 performance-contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million.

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Balance, January 1	$214.0	$114.0	$132.9	$51.8	$71.9	$52.4
Revisions in estimated cash flows (a)	3.9	8.9	4.2	11.9	(0.3)	(1.9)
Liabilities settled	(11.2)	(7.1)	(5.0)	(3.1)	(6.2)	(4.0)
Liabilities incurred (a)	2.6	76.1	0.7	59.9	1.9	16.2
Accretion expense	4.8	3.4	2.8	1.6	1.7	1.4
Balance, September 30	$214.1	$195.3	$135.6	$122.1	$69.0	$64.1

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$27.8	$—	$1.9	$25.9	$27.8	$18.4	$—	$2.5	$15.9	$18.4
Deferred proceeds	239.7	—	—	239.7	239.7	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	36.9	—	3.1	33.8	36.9	64.6	—	16.0	48.6	64.6
Long-term debt (including current maturities)	4,130.9	—	4,868.3	3.3	4,871.6	3,835.6	—	4,332.4	3.7	4,336.1
Cumulative preferred stock of IPL	200.0	215.4	—	—	215.4	200.0	206.6	—	—	206.6

IPL	September 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$22.2	$—	$1.2	$21.0	$22.2	$15.5	$—	$2.0	$13.5	$15.5
Deferred proceeds	239.7	—	—	239.7	239.7	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	9.0	—	1.4	7.6	9.0	23.4	—	8.0	15.4	23.4
Long-term debt (including current maturities)	2,153.1	—	2,495.8	—	2,495.8	1,856.9	—	2,092.7	—	2,092.7
Cumulative preferred stock	200.0	215.4	—	—	215.4	200.0	206.6	—	—	206.6

WPL	September 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$5.6	$—	$0.7	$4.9	$5.6	$2.9	$—	$0.5	$2.4	$2.9
Liabilities and equity:
Derivatives	27.9	—	1.7	26.2	27.9	41.2	—	8.0	33.2	41.2
Long-term debt (including current maturities)	1,534.9	—	1,920.4	—	1,920.4	1,533.9	—	1,793.0	—	1,793.0

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2016	2015	2016	2015
Beginning balance, July 1	$0.6	$0.6	$74.4	$73.4
Total net losses included in changes in net assets (realized/unrealized)	(5.1)	(21.1)	—	—
Transfers out of Level 3	0.8	—	—	—
Sales	(0.2)	(0.4)	—	—
Settlements (a)	(4.0)	(3.7)	165.3	122.1
Ending balance, September 30	($7.9)	($24.6)	$239.7	$195.5
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($5.0)	($18.4)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2016	2015	2016	2015
Beginning balance, January 1	($32.7)	$17.9	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	8.0	(58.2)	—	—
Transfers into Level 3	0.9	—	—	—
Transfers out of Level 3	1.2	0.6	—	—
Purchases	22.0	36.9	—	—
Sales	(0.9)	(1.7)	—	—
Settlements (a)	(6.4)	(20.1)	67.7	18.3
Ending balance, September 30	($7.9)	($24.6)	$239.7	$195.5
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$9.7	($52.2)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2016	2015	2016	2015
Beginning balance, July 1	$18.3	$18.3	$74.4	$73.4
Total net losses included in changes in net assets (realized/unrealized)	(0.4)	(8.6)	—	—
Transfers out of Level 3	0.3	—	—	—
Sales	(0.2)	(0.4)	—	—
Settlements (a)	(4.6)	(5.5)	165.3	122.1
Ending balance, September 30	$13.4	$3.8	$239.7	$195.5
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($0.4)	($8.0)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2016	2015	2016	2015
Beginning balance, January 1	($1.9)	$19.4	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	4.8	(26.0)	—	—
Transfers into Level 3	0.5	—	—	—
Transfers out of Level 3	0.2	—	—	—
Purchases	20.6	33.1	—	—
Sales	(0.9)	(1.6)	—	—
Settlements (a)	(9.9)	(21.1)	67.7	18.3
Ending balance, September 30	$13.4	$3.8	$239.7	$195.5
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$5.7	($21.2)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2016	2015
Beginning balance, July 1	($17.7)	($17.7)
Total net losses included in changes in net assets (realized/unrealized)	(4.7)	(12.5)
Transfers out of Level 3	0.5	—
Settlements	0.6	1.8
Ending balance, September 30	($21.3)	($28.4)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($4.6)	($10.4)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2016	2015
Beginning balance, January 1	($30.8)	($1.5)
Total net gains (losses) included in changes in net assets (realized/unrealized)	3.2	(32.2)
Transfers into Level 3	0.4	—
Transfers out of Level 3	1.0	0.6
Purchases	1.4	3.8
Sales	—	(0.1)
Settlements	3.5	1.0
Ending balance, September 30	($21.3)	($28.4)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$4.0	($31.0)

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2016	($26.3)	$18.4	($3.5)	$16.9	($22.8)	$1.5
December 31, 2015	(43.1)	10.4	(12.3)	10.4	(30.8)	—

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of September 30, 2016, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	3,427	2016-2018	14,437	2016-2017	82,277	2016-2020	4,640	2016-2019	3,780	2016-2017
IPL	187	2016	8,865	2016-2017	47,141	2016-2020	2,202	2016-2019	—	—
WPL	3,240	2016-2018	5,572	2016-2017	35,136	2016-2020	2,438	2016-2018	3,780	2016-2017

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

	Alliant Energy		IPL		WPL
Commodity contracts	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current derivative assets	$25.1	$15.1	$20.5	$13.8	$4.6	$1.3
Non-current derivative assets	2.7	3.3	1.7	1.7	1.0	1.6
Current derivative liabilities	21.2	47.3	5.4	18.5	15.8	28.8
Non-current derivative liabilities	15.7	17.3	3.6	4.9	12.1	12.4

Unrealized gains and losses from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets. Refer to Notes 2 and 11 for further discussion.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2016 and December 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2016 and December 31, 2015. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include the Riverside expansion, the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU, and generation maintenance and performance improvements at Columbia Units 1 and 2. At September 30, 2016, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $27 million, $1 million and $26 million, respectively.

NOTE 13(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At September 30, 2016, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,320	$1,320	$—
Other	139	1	138
	1,459	1,321	138
Natural gas	557	231	326
Coal (b)	193	85	108
SO2 emission allowances	8	8	—
Other (c)	21	4	1
	$2,238	$1,649	$573

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2016 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2016.

NOTE 13(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of September 30, 2016.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of September 30, 2016, Alliant Energy had $123 million of performance guarantees outstanding, with $48 million and $75 million currently expected to expire in 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of September 30, 2016. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 16 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” during the nine months ended September 30, 2016 and 2015 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Resources, as the successor to a predecessor entity that owned Whiting Petroleum, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of September 30, 2016, the present value of the abandonment obligations is estimated at $30 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Resources will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2016.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2016. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 23 and 5 sites, respectively.

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At September 30, 2016, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$11	-	$27	$9	-	$23	$2	-	$4
Current and non-current environmental liabilities	15			12			3

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

NOTE 14. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 3 for discussion of asset valuation charges recorded in the third quarter of 2016 related to the Franklin County wind farm, which decreased the assets for “Non-Regulated, Parent and Other.”

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Operating revenues	$864.3	$39.5	$9.4	$913.2	$11.4	$924.6
Operating income (loss)	244.2	(3.7)	0.4	240.9	(78.3)	162.6
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				183.1	(54.3)	128.8
Loss from discontinued operations, net of tax				—	(0.4)	(0.4)
Net income (loss)				183.1	(54.7)	128.4
Three Months Ended September 30, 2015
Operating revenues	$835.8	$38.0	$13.4	$887.2	$11.7	$898.9
Operating income (loss)	232.8	(5.7)	0.2	227.3	8.6	235.9
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				184.5	(4.5)	180.0
Loss from discontinued operations, net of tax				—	(0.1)	(0.1)
Net income (loss)				184.5	(4.6)	179.9

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2016
Operating revenues	$2,209.1	$248.7	$35.0	$2,492.8	$30.2	$2,523.0
Operating income (loss)	473.3	27.0	4.4	504.7	(67.6)	437.1
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				350.3	(39.5)	310.8
Loss from discontinued operations, net of tax				—	(2.0)	(2.0)
Net income (loss)				350.3	(41.5)	308.8
Nine Months Ended September 30, 2015
Operating revenues	$2,147.5	$288.1	$44.6	$2,480.2	$33.3	$2,513.5
Operating income	438.4	28.6	8.7	475.7	22.1	497.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				332.6	12.9	345.5
Loss from discontinued operations, net of tax				—	(1.4)	(1.4)
Net income				332.6	11.5	344.1

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2016
Operating revenues	$483.2	$23.9	$9.1	$516.2
Operating income (loss)	125.9	(1.4)	1.4	125.9
Earnings available for common stock				114.1
Three Months Ended September 30, 2015
Operating revenues	$468.6	$23.1	$12.9	$504.6
Operating income (loss)	119.4	(2.9)	0.5	117.0
Earnings available for common stock				116.5
Nine Months Ended September 30, 2016
Operating revenues	$1,209.2	$142.6	$34.1	$1,385.9
Operating income	213.8	15.3	6.8	235.9
Earnings available for common stock				191.6
Nine Months Ended September 30, 2015
Operating revenues	$1,170.6	$164.1	$41.1	$1,375.8
Operating income	193.6	15.3	7.4	216.3
Earnings available for common stock				180.5

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2016
Operating revenues	$381.1	$15.6	$0.3	$397.0
Operating income (loss)	118.3	(2.3)	(1.0)	115.0
Earnings available for common stock				69.0
Three Months Ended September 30, 2015
Operating revenues	$367.2	$14.9	$0.5	$382.6
Operating income (loss)	113.4	(2.8)	(0.3)	110.3
Earnings available for common stock				68.0
Nine Months Ended September 30, 2016
Operating revenues	$999.9	$106.1	$0.9	$1,106.9
Operating income (loss)	259.5	11.7	(2.4)	268.8
Earnings available for common stock				158.7
Nine Months Ended September 30, 2015
Operating revenues	$976.9	$124.0	$3.5	$1,104.4
Operating income	244.8	13.3	1.3	259.4
Earnings available for common stock				152.1

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Corporate Services billings	$41	$38	$124	$114	$33	$30	$103	$90
Sales credited	4	2	7	8	3	9	6	21
Purchases billed	126	110	324	278	23	16	65	49

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Net payables to Corporate Services	$114	$93	$68	$54

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2016	2015	2016	2015
ATC billings to WPL	$28	$25	$82	$75
WPL billings to ATC	4	4	10	9

WPL owed ATC net amounts of $9 million as of September 30, 2016 and $8 million as of December 31, 2015.

Franklin County Wind Farm - Refer to Note 3 for discussion of IPL’s anticipated filing with FERC in the fourth quarter of 2016 requesting approval to transfer the Franklin County wind farm assets from AEF to IPL in 2017.

NOTE 16. DISCONTINUED OPERATIONS
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2016	2015	2016	2015
Operating expenses	$0.6	$0.3	$3.3	$2.3
Loss before income taxes	(0.6)	(0.3)	(3.3)	(2.3)
Income tax benefit	(0.2)	(0.2)	(1.3)	(0.9)
Loss from discontinued operations, net of tax	($0.4)	($0.1)	($2.0)	($1.4)

Refer to Note 13(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report as well as the financial statements, notes and MDA included in the 2015 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, AEF and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin. At September 30, 2016, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Effective October 1, 2016, AEF is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (AEF)
- Retail electric and gas services in WI (WPL)		- Non-regulated Generation (AEF)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Wholesale electric service in MN, IL & IA (IPL)
- Wholesale electric service in WI (WPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2016		2015
	Income (Loss)	EPS (a)	Income (Loss)	EPS (a)
Continuing operations:
Utilities, ATC and Corporate Services	$186.7	$0.82	$187.7	$0.83
Non-regulated and Parent	(57.9)	(0.25)	(7.7)	(0.04)
Income from continuing operations	128.8	0.57	180.0	0.79
Loss from discontinued operations	(0.4)	—	(0.1)	—
Net income	$128.4	$0.57	$179.9	$0.79

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 6 for additional details.

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

Lower net income and EPS from continuing operations in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to asset valuation charges related to the Franklin County wind farm in the third quarter of 2016, timing of income tax expense, higher reserves for ATC return on equity at WPL, and higher stock-based performance compensation expense. These items were partially offset by estimated temperature impacts on retail electric and gas sales in the third quarter of 2016, higher AFUDC, and voluntary employee separation charges in the third quarter of 2015.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the third quarters of 2016 and 2015.

2016 Overview - Alliant Energy, IPL and WPL continue to focus on achieving financial objectives and executing their strategic plan, including providing competitive value and exceptional service for their customers and finding innovative ways to operate the business more efficiently and provide flexible energy resources. Key developments since the filing of the 2015 Form 10-K include the following:

•
IPL’s Expansion of Wind Generation - In October 2016, IPL and the Iowa Office of Consumer Advocate, among other customer groups, filed a settlement agreement with the IUB regarding the appropriate rate-making principles for up to 500 MW of additional wind generation at IPL. In October 2016, the IUB issued an order approving the settlement agreement, with limited modifications, and establishing rate-making principles, which IPL accepted, with key terms as follows. Refer to “Strategic Overview” for further discussion.

▪
Up to 500 MW of additional wind generation that qualifies for the full level of production tax credits, regardless of the location in Iowa, with a cost cap of $1,830/kilowatt, including AFUDC and transmission costs. Any costs incurred in excess of this $1,830/kilowatt cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

▪	A depreciable life of the wind generation of 40 years, unless changed as a result of a contested case before the IUB.

▪
An 11.0% return on common equity, with the exception of certain transmission facilities classified as intangible assets, which would earn the rate of return on common equity the IUB finds reasonable during a future rate case.

•
Franklin County Wind Farm - In addition to IPL’s expansion of wind generation discussed above, IPL currently anticipates requesting approval from FERC in the fourth quarter of 2016 to transfer the 99 MW Franklin County wind farm from AEF to IPL in 2017.

•
IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation and planned transfer of the 99 MW Franklin County wind farm to IPL in 2017 discussed above, IPL and WPL are exploring options to own and operate up to 400 MW of additional new wind generation in aggregate.

•
WPL’s Construction of the Riverside Expansion - In May 2016, WPL received an order from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. After receiving the final necessary regulatory approvals and permits in the third quarter of 2016, WPL began constructing the Riverside expansion. WPL currently expects to place the Riverside expansion in service by early 2020. In November 2016, various electric cooperatives notified WPL of their intent to exercise their options to acquire approximately 60 MW of the Riverside expansion while the EGU is being constructed. As a result of the various electric cooperatives funding a portion of the capital expenditures during construction, WPL’s estimated portion of capital expenditures is now expected to be approximately $640 million.

•
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate case with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. Based on updated fuel-related cost information at the time of rate case hearings in September 2016, the current estimate of the net increase in annual rates for WPL’s retail electric customers is $17 million. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. WPL currently expects a decision from the PSCW regarding this base rate filing in the fourth quarter of 2016.

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, for the refund period from November 12, 2013 through February 11, 2015. In October 2016, in response to MISO’s and the MISO transmission owners’ request, FERC ordered the related refunds be issued by July 2017. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and recommended a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. A final decision from FERC on the second complaint is currently expected in the first half of 2017.

•
WPL’s Future Transfer of Investment in ATC - In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. In addition, WPL is required to obtain PSCW approval prior to transferring any additional capital or assets to ATC. Subsequent to WPL transferring its investment in ATC, future contributions to, and equity earnings and dividends from, the investment in ATC would occur at the entity to which the investment in ATC was transferred and would not be reflected in WPL’s consolidated financial statements. As a result, WPL’s earnings and cash flows from operations are expected to decrease subsequent to the transfer. This transfer is not expected to impact Alliant Energy’s consolidated financial statements.

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

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future that have been identified since the filing of the 2015 Form 10-K:

2017 Forecast - In 2017, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue up to $150 million of common stock in 2017 through one or more offerings and its Shareowner Direct Plan. IPL and WPL currently expect to receive capital contributions of approximately $150 million and $90 million, respectively, from their parent company, Alliant Energy, in 2017. IPL and WPL currently expect to issue up to $250 million and $300 million, respectively, of long-term debt securities in 2017.

•
Common Stock Dividends - Alliant Energy announced an increase in its targeted 2017 annual common stock dividend to $1.26 per share, which is equivalent to a quarterly rate of $0.315 per share, beginning with the February 2017 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors. In addition, IPL and WPL currently expect to pay common stock dividends of $156 million and $126 million, respectively, to their parent company in 2017.

36

•
Electric Transmission Service Expense - Alliant Energy currently expects a decrease in electric transmission service expense in 2017 compared to 2016 primarily due to expected lower return on equity resulting from the MISO transmission owner return on equity complaints. Alliant Energy’s estimated 2017 electric transmission service expense remains subject to change pending the IUB’s approval of IPL’s 2017 transmission rates and the PSCW’s final decision in WPL’s retail electric rate case for the 2017/2018 Test Period. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms, IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC will have a material impact on their financial condition and results of operations. IPL and WPL could have a material impact on their cash flows depending on the final timing of refunds resulting from the MISO return on equity complaints, and the subsequent timing of the refunds being credited to their customers.

RESULTS OF OPERATIONS

Overview - Third Quarter Results -
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s third quarter 2016 and 2015 earnings and the various components of its business.

IPL - Earnings available for common stock decreased $2 million primarily due to timing of income tax expense, partially offset by higher retail electric sales due to changes in temperatures in IPL’s service territory and higher AFUDC in the third quarter of 2016 compared to the third quarter of 2015 related to Marshalltown.

WPL - Earnings available for common stock increased $1 million primarily due to lower energy efficiency cost recovery amortizations during the third quarter of 2016 and higher retail electric sales due to changes in temperatures in WPL’s service territory, partially offset by lower equity income from WPL’s ATC investment.

Additional details of Alliant Energy’s, IPL’s and WPL’s third quarter 2016 and 2015 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, purchased power and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in such expenses.

Third Quarter 2016 vs. Third Quarter 2015 Summary - Electric margins and MWh sales for the three months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$313.5	$303.2	3%	2,091	2,047	2%
Commercial (a)	212.8	200.3	6%	1,771	1,694	5%
Industrial - IPL co-generation customers	15.4	16.9	(9%)	218	242	(10%)
Industrial - other (a)	230.8	227.0	2%	2,855	2,849	—%
Retail subtotal (a)	772.5	747.4	3%	6,935	6,832	2%
Sales for resale:
Wholesale (a)	73.0	66.6	10%	1,120	1,028	9%
Bulk power and other	4.5	9.5	(53%)	151	378	(60%)
Other	14.3	12.3	16%	24	28	(14%)
Total revenues/sales	864.3	835.8	3%	8,230	8,266	—%
Electric production fuel expense	139.1	155.7	(11%)
Purchased power expense	106.8	90.1	19%
Electric transmission service expense	138.6	127.6	9%
Electric margins (b)	$479.8	$462.4	4%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$173.7	$173.7	—%	1,062	1,081	(2%)
Commercial (a)	133.1	126.5	5%	1,092	1,053	4%
Industrial - IPL co-generation customers	15.4	16.9	(9%)	218	242	(10%)
Industrial - other (a)	121.5	121.3	—%	1,526	1,540	(1%)
Retail subtotal (a)	443.7	438.4	1%	3,898	3,916	—%
Sales for resale:
Wholesale (a)	28.1	20.4	38%	366	275	33%
Bulk power and other	1.4	1.1	27%	23	28	(18%)
Other	10.0	8.7	15%	11	14	(21%)
Total revenues/sales	483.2	468.6	3%	4,298	4,233	2%
Electric production fuel expense	54.7	72.0	(24%)
Purchased power expense	70.3	59.4	18%
Electric transmission service expense	95.9	87.5	10%
Electric margins (b)	$262.3	$249.7	5%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$139.8	$129.5	8%	1,029	966	7%
Commercial	79.7	73.8	8%	679	641	6%
Industrial	109.3	105.7	3%	1,329	1,309	2%
Retail subtotal	328.8	309.0	6%	3,037	2,916	4%
Sales for resale:
Wholesale	44.9	46.2	(3%)	754	753	—%
Bulk power and other	3.1	8.4	(63%)	128	350	(63%)
Other	4.3	3.6	19%	13	14	(7%)
Total revenues/sales	381.1	367.2	4%	3,932	4,033	(3%)
Electric production fuel expense	84.4	83.7	1%
Purchased power expense	36.5	30.7	19%
Electric transmission service expense	42.7	40.1	6%
Electric margins	$217.5	$212.7	2%

(a)
On July 31, 2015, IPL sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. Prior to the asset sale, the electric sales to retail customers are included in residential, commercial and industrial sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(b)
Includes $17 million and $20 million of credits on IPL’s Iowa retail electric customers’ bills for the third quarters of 2016 and 2015, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 Summary - Electric margins and MWh sales for the nine months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$779.9	$775.7	1%	5,518	5,679	(3%)
Commercial (a)	543.0	512.9	6%	4,904	4,816	2%
Industrial - IPL co-generation customers	48.2	45.5	6%	704	700	1%
Industrial - other (a)	599.3	588.8	2%	8,013	8,217	(2%)
Retail subtotal (a)	1,970.4	1,922.9	2%	19,139	19,412	(1%)
Sales for resale:
Wholesale (a)	196.7	165.5	19%	3,025	2,663	14%
Bulk power and other	8.2	24.2	(66%)	347	1,051	(67%)
Other	33.8	34.9	(3%)	75	102	(26%)
Total revenues/sales	2,209.1	2,147.5	3%	22,586	23,228	(3%)
Electric production fuel expense	325.8	376.3	(13%)
Purchased power expense	320.5	270.6	18%
Electric transmission service expense	396.8	367.7	8%
Electric margins (b)	$1,166.0	$1,132.9	3%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$422.2	$434.8	(3%)	2,827	3,055	(7%)
Commercial (a)	336.1	318.9	5%	3,076	3,043	1%
Industrial - IPL co-generation customers	48.2	45.5	6%	704	700	1%
Industrial - other (a)	304.3	307.6	(1%)	4,337	4,591	(6%)
Retail subtotal (a)	1,110.8	1,106.8	—%	10,944	11,389	(4%)
Sales for resale:
Wholesale (a)	72.7	35.6	104%	1,012	509	99%
Bulk power and other	2.8	4.0	(30%)	44	163	(73%)
Other	22.9	24.2	(5%)	31	54	(43%)
Total revenues/sales	1,209.2	1,170.6	3%	12,031	12,115	(1%)
Electric production fuel expense	120.6	162.6	(26%)
Purchased power expense	204.2	169.4	21%
Electric transmission service expense	270.7	249.3	9%
Electric margins (b)	$613.7	$589.3	4%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$357.7	$340.9	5%	2,691	2,624	3%
Commercial	206.9	194.0	7%	1,828	1,773	3%
Industrial	295.0	281.2	5%	3,676	3,626	1%
Retail subtotal	859.6	816.1	5%	8,195	8,023	2%
Sales for resale:
Wholesale	124.0	129.9	(5%)	2,013	2,154	(7%)
Bulk power and other	5.4	20.2	(73%)	303	888	(66%)
Other	10.9	10.7	2%	44	48	(8%)
Total revenues/sales	999.9	976.9	2%	10,555	11,113	(5%)
Electric production fuel expense	205.2	213.7	(4%)
Purchased power expense	116.3	101.2	15%
Electric transmission service expense	126.1	118.4	7%
Electric margins	$552.3	$543.6	2%

(a)
On July 31, 2015, IPL sold its electric distribution assets in Minnesota. Prior to the asset sale, the electric sales to retail customers are included in residential, commercial and industrial sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(b)
Includes $47 million and $55 million of credits on Iowa retail electric customers’ bills for the nine months ended September 30, 2016 and 2015, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in electric margins for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Retail electric customer billing credits at IPL (Refer to Note 2 for further details)	$4	$4	$—	$12	$12	$—
Estimated changes in sales caused by temperatures	12	9	3	10	9	1
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	3	3	—	8	8	—
Higher retail electric sales due to one additional day in 2016 for leap year	—	—	—	4	2	2
Other	(2)	(3)	2	(1)	(7)	6
	$17	$13	$5	$33	$24	$9

Temperatures - HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD. HDD and CDD in Alliant Energy’s service territories for the three and nine months ended September 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2016	2015	Normal	2016	2015	Normal
HDD:
Cedar Rapids, Iowa (IPL)	39	83	142	3,759	4,355	4,276
Madison, Wisconsin (WPL)	49	98	175	4,135	4,653	4,529
CDD:
Cedar Rapids, Iowa (IPL)	651	530	534	948	730	754
Madison, Wisconsin (WPL)	570	503	474	771	664	655

The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2016	2015	Resulting Impact in 2016 Compared to 2015
First quarter (HDD)	10% warmer than normal	10% colder than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating
Second quarter (CDD)	10% - 35% warmer than normal	10% colder than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling
Third quarter (CDD)	20% warmer than normal	Normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2016	2015	Change	2016	2015	Change
IPL	$7	($2)	$9	$7	($2)	$9
WPL	4	1	3	3	2	1
Total Alliant Energy	$11	($1)	$12	$10	$—	$10

Sales Trends - Alliant Energy’s retail sales volumes increased 2% and decreased 1% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The three-month increase was primarily due to the impact of temperatures on residential and commercial sales due to the warmer than normal temperatures and resulting higher air cooling demand in the third quarter of 2016. The nine-month decrease was primarily due to decreases in IPL’s industrial sales due to large customer maintenance outages in 2016 and decreased retail sales related to IPL’s sale of its Minnesota electric distribution assets in July 2015, partially offset by an extra day of retail sales during the first quarter of 2016 due to the leap year, and increases in WPL’s commercial and industrial sales due to customer expansions.

Alliant Energy’s wholesale sales volumes increased 9% and 14% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. These increases were primarily due to additional sales from IPL’s new wholesale power supply agreement with Southern Minnesota Energy Cooperative effective August 1, 2015. These increases were partially offset by decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Electric Production Fuel and Purchased Power (Fuel-related) Expenses - Fossil fuels, such as natural gas and coal, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to purchased power expense.

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

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $2 million and $5 million for the three and nine months ended September 30, 2016, respectively. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $2 million and $6 million for the three and nine months ended September 30, 2015, respectively.

Alliant Energy’s electric production fuel expense decreased $17 million and $51 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The decreases were primarily due to lower dispatch of IPL’s and WPL’s coal-fired EGUs during the three and nine months ended September 30, 2016 partially due to lower wholesale energy market prices and WPL’s retirement of Nelson Dewey Units 1 and 2 in December 2015. The decreases were also due to changes in the under-/over-collection of fuel-related expenses at IPL and lower natural gas prices. These items were partially offset by amortizations during the three and nine months ended September 30, 2016 of $8 million and $22 million, respectively, of under-recovered fuel-related expenses deferred by WPL in 2014, and $4 million and $9 million of deferrals recorded during the three and nine months ended September 30, 2016, respectively, for over-recovered fuel-related costs in 2016 that were outside the approved bandwidth for WPL. The amortizations are based upon a July 2015 PSCW order authorizing WPL to recover $28 million, including interest, from its retail electric customers during 2016 for deferred fuel-related expenses incurred in 2014.

Alliant Energy’s purchased power expense increased $17 million and $50 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, primarily due to increased volumes purchased resulting from lower dispatch of IPL’s and WPL’s coal-fired EGUs during the three- and nine-month periods.

Electric Transmission Service Expense - Costs incurred each period for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are included in electric transmission service expense. Electric transmission service expense is recovered from IPL’s Iowa retail electric customers through a transmission cost rider and from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings, subject to an over/under escrow treatment. IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. The wholesale portion of electric transmission service expense is allocated to and recovered from these wholesale customers based on a load ratio share computation. Due to IPL’s and WPL’s cost recovery mechanisms for electric transmission service expense, changes in electric transmission service expense resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s, IPL’s and WPL’s electric margins. Alliant Energy’s electric transmission service expense increased $11 million and $29 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, primarily due to higher electric transmission service rates billed by ITC, ATC and MISO.

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

Third Quarter 2016 vs. Third Quarter 2015 Summary - Gas margins and Dth sales for the three months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$17.8	$17.6	1%	1,397	1,204	16%
Commercial	10.6	11.0	(4%)	1,972	1,616	22%
Industrial	2.5	2.4	4%	557	541	3%
Retail subtotal	30.9	31.0	—%	3,926	3,361	17%
Transportation/other	8.6	7.0	23%	20,302	18,772	8%
Total revenues/sales	39.5	38.0	4%	24,228	22,133	9%
Cost of gas sold	12.5	13.6	(8%)
Gas margins (a)	$27.0	$24.4	11%

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$10.3	$10.3	—%	799	638	25%
Commercial	6.6	6.8	(3%)	1,245	854	46%
Industrial	2.0	2.0	—%	442	442	—%
Retail subtotal	18.9	19.1	(1%)	2,486	1,934	29%
Transportation/other	5.0	4.0	25%	8,783	7,819	12%
Total revenues/sales	23.9	23.1	3%	11,269	9,753	16%
Cost of gas sold	8.0	9.4	(15%)
Gas margins (a)	$15.9	$13.7	16%

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$7.5	$7.3	3%	598	566	6%
Commercial	4.0	4.2	(5%)	727	762	(5%)
Industrial	0.5	0.4	25%	115	99	16%
Retail subtotal	12.0	11.9	1%	1,440	1,427	1%
Transportation/other	3.6	3.0	20%	11,519	10,953	5%
Total revenues/sales	15.6	14.9	5%	12,959	12,380	5%
Cost of gas sold	4.5	4.2	7%
Gas margins	$11.1	$10.7	4%

(a)
Includes $3 million of credits on IPL’s Iowa retail gas customers’ bills for both the third quarters of 2016 and 2015 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 - Gas margins and Dth sales for the nine months ended September 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$135.7	$162.1	(16%)	17,317	19,475	(11%)
Commercial	77.1	91.3	(16%)	13,194	13,879	(5%)
Industrial	10.1	10.4	(3%)	2,209	2,092	6%
Retail subtotal	222.9	263.8	(16%)	32,720	35,446	(8%)
Transportation/other	25.8	24.3	6%	61,615	57,213	8%
Total revenues/sales	248.7	288.1	(14%)	94,335	92,659	2%
Cost of gas sold	132.3	166.3	(20%)
Gas margins (a)	$116.4	$121.8	(4%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$76.5	$90.9	(16%)	9,477	10,709	(12%)
Commercial	43.7	50.7	(14%)	7,119	7,335	(3%)
Industrial	7.0	7.6	(8%)	1,501	1,562	(4%)
Retail subtotal	127.2	149.2	(15%)	18,097	19,606	(8%)
Transportation/other	15.4	14.9	3%	27,066	25,962	4%
Total revenues/sales	142.6	164.1	(13%)	45,163	45,568	(1%)
Cost of gas sold	76.3	93.4	(18%)
Gas margins (a)	$66.3	$70.7	(6%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$59.2	$71.2	(17%)	7,840	8,766	(11%)
Commercial	33.4	40.6	(18%)	6,075	6,544	(7%)
Industrial	3.1	2.8	11%	708	530	34%
Retail subtotal	95.7	114.6	(16%)	14,623	15,840	(8%)
Transportation/other	10.4	9.4	11%	34,549	31,251	11%
Total revenues/sales	106.1	124.0	(14%)	49,172	47,091	4%
Cost of gas sold	56.0	72.9	(23%)
Gas margins	$50.1	$51.1	(2%)

(a)
Includes $9 million of credits on IPL’s Iowa retail gas customers’ bills for both the nine months ended September 30, 2016 and 2015 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in gas margins for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales caused by temperatures	$—	$—	$—	($5)	($3)	($2)
Higher (lower) revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	1	1	—	(3)	(3)	—
Other	2	1	—	3	2	1
	$3	$2	$—	($5)	($4)	($1)

(a)	Changes in gas energy efficiency revenues were offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated increases (decreases) to gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2016	2015	Change	2016	2015	Change
IPL	$—	$—	$—	($2)	$1	($3)
WPL	(1)	(1)	—	(2)	—	(2)
Total Alliant Energy	($1)	($1)	$—	($4)	$1	($5)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Asset Valuation Charges for Franklin County Wind Farm - Refer to Note 3 for details of asset valuation charges recorded in the third quarter of 2016 by Alliant Energy for the Franklin County wind farm.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Losses on sales of IPL’s Minnesota distribution assets recorded in the second quarter of 2015 (Refer to Note 3 for further details)	$—	$—	$—	($12)	($12)	$—
Lower energy efficiency cost recovery amortizations at WPL (a)	(4)	—	(4)	(11)	—	(11)
Voluntary employee separation charges in the third quarter of 2015 (Refer to Note 9(a) for further details)	(8)	(5)	(3)	(8)	(5)	(3)
Changes in energy efficiency expense at IPL (b)	—	—	—	(4)	(4)	—
Higher stock-based performance compensation expense	4	2	2	11	6	5
Higher employee benefits-related expense	2	1	1	5	4	1
Other	3	3	1	1	3	(3)
	($3)	$1	($3)	($18)	($8)	($11)

(a)	The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015 and 2016.

(b)	Changes in IPL’s energy efficiency expense were offset by changes in gas energy efficiency revenues.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher amortization expense from the new customer billing and information system placed in service in 2015	$3	$2	$1	$7	$4	$3
Lower depreciation expense from the sale of IPL’s Minnesota distribution assets in 2015	—	—	—	(3)	(3)	—
Other (includes the impact of property additions)	2	—	2	5	2	3
	$5	$2	$3	$9	$3	$6

Equity Income from Unconsolidated Investments, Net - Alliant Energy’s and WPL’s equity income from unconsolidated investments both decreased $2 million for the three-month period, primarily due to higher reserves for rate refunds recorded at ATC during the three months ended September 30, 2016 compared to the same period in 2015. Refer to “Other Future Considerations” for discussion of WPL’s future transfer of its investment in ATC to Alliant Energy or an Alliant Energy subsidiary.

AFUDC - Variances between periods in AFUDC for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Marshalltown (IPL)	$5	$5	$—	$17	$17	$—
Other	1	2	—	2	—	2
	$6	$7	$—	$19	$17	$2

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations.

STRATEGIC OVERVIEW

The strategic overview summary included in the 2015 Form 10-K has not changed materially, except as described below.

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

IPL’s Clinton Natural Gas Pipeline - In August 2016, IPL received an order from the IUB authorizing IPL to construct, maintain, and operate a natural gas pipeline in Scott and Clinton Counties in Iowa, referred to as the Clinton pipeline. Construction is expected to be completed in the first quarter of 2017. Capital expenditures to construct the pipeline, excluding AFUDC, are currently estimated to be approximately $30 million to $35 million.

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Construction of the Riverside Expansion - In May 2016, WPL received an order from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In June 2016, WPL executed a design, engineering, procurement and construction contract for the Riverside expansion. After receiving the final necessary regulatory approvals and permits in the third quarter of 2016, WPL began constructing the Riverside expansion. WPL currently expects to place the Riverside expansion in service by early 2020.

In November 2016, various electric cooperatives notified WPL of their intent to exercise their options to acquire approximately 60 MW of the Riverside expansion while the EGU is being constructed. As a result of the various electric cooperatives funding a portion of the capital expenditures during construction, WPL’s estimated portion of capital expenditures is now expected to be approximately $640 million. The capital expenditures include costs to construct the EGU and a pipeline to supply natural gas to the EGU and exclude transmission network upgrades and AFUDC. Upon exercise of their options, the current wholesale power supply agreements with the various electric cooperatives will be extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Pursuant to agreements WPL entered into with Wisconsin Public Service Corporation (WPSC) and Madison Gas and Electric Company (MGE) related to the Riverside expansion, WPL, WPSC and MGE filed a request with the PSCW seeking approval of amendments to the Columbia joint operating agreement. In October 2016, WPL received a decision from the PSCW approving such amendments, which allow WPSC and MGE to forgo certain capital expenditures at Columbia, resulting in WPL incurring these additional capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based upon the additional capital expenditures WPL currently expects to incur through June 1, 2020, WPL’s ownership interest in Columbia is expected to increase from 46.2% to 53.4%. WPL currently expects to file a request with FERC in the fourth quarter of 2016 for approval of these amendments to the Columbia joint operating agreement.

IPL’s Construction of Marshalltown - IPL began constructing Marshalltown in the second quarter of 2014 after receiving the final necessary regulatory approvals and permits. IPL executed an engineering, procurement and construction contract for Marshalltown after a competitive bidding process. In September 2016, Marshalltown’s engineering, procurement and construction contractor announced that costs to construct Marshalltown will exceed its expectations and that it expects to seek compensation from vendors performing work on Marshalltown. IPL does not currently anticipate it will be responsible for these increased costs. Capital expenditures are currently estimated to be approximately $700 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC. IPL expects to place Marshalltown in service by the second quarter of 2017.

Wind Generation - The strategic plan includes the planned and potential addition of wind generation of up to 1,000 MW to Alliant Energy’s resources portfolio as follows. Estimated capital expenditures for the planned and potential wind generation projects for 2016 through 2020 are included in the “Renewable projects” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

IPL’s Expansion of Wind Generation - In October 2016, IPL and the Iowa Office of Consumer Advocate, among other customer groups, filed a settlement agreement with the IUB regarding the appropriate rate-making principles for up to 500 MW of additional wind generation at IPL. In October 2016, the IUB issued an order approving the settlement agreement, with limited modifications, and establishing rate-making principles, which IPL accepted, as follows:

•
Up to 500 MW of additional wind generation that qualifies for the full level of production tax credits, regardless of the location in Iowa, with a cost cap of $1,830/kilowatt, including AFUDC and transmission costs. Any costs incurred in excess of this $1,830/kilowatt cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	A depreciable life of the wind generation of 40 years, unless changed as a result of a contested case before the IUB.

•
An 11.0% return on common equity, with the exception of certain transmission facilities classified as intangible assets, which would earn the rate of return on common equity the IUB finds reasonable during a future rate case.

•	A return on common equity for the calculation of AFUDC during the construction period that is the greater of 10.0% or the percentage the IUB finds reasonable during IPL’s next rate case.

•	The application of double leverage is deferred until IPL’s next retail electric base rate case or other future proceeding.

•	Amortization over a 10-year period of IPL’s prudently incurred and unreimbursed costs, effective with IPL’s next retail electric base rate case, if IPL cancels the construction of the wind generation.

•
Withdrawal of IPL’s proposed renewable energy rider, which would have allowed IPL to commence recovery of the wind projects from its retail electric customers at the time the additional wind generation was placed in service.

IPL currently expects to add wind generation near its Whispering Willow - East wind farm, and is evaluating other siting options to build and operate the 500 MW of additional wind. IPL plans to commence the construction process in 2016, and as a result, be eligible for the full level of production tax credits from the electricity generated during the first 10 years of operation. IPL anticipates placing the 500 MW of additional wind generation in service in 2019 and 2020.

Franklin County Wind Farm - In addition to IPL’s expansion of wind generation discussed above, refer to Note 3 for discussion of IPL’s anticipated filing with FERC in the fourth quarter of 2016 requesting approval to transfer the 99 MW Franklin County wind farm assets from AEF to IPL in 2017.

IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation and planned transfer of the 99 MW Franklin County wind farm to IPL in 2017 discussed above, IPL and WPL are exploring options to own and operate up to 400 MW of additional new wind generation in aggregate. The estimated capital expenditures included in “Liquidity and Capital Resources” assume this 400 MW of additional new wind generation will be equally allocated between IPL and WPL. The final amount and allocation of this potential expansion of wind generation for IPL and WPL is subject to change pending further evaluation.

Coal-Fired Generation -
Environmental Controls Projects - Refer to Note 3 for further discussion of a scrubber and baghouse project at Edgewater Unit 5, which was completed in July 2016.

RATE MATTERS

The rate matters summary included in the 2015 Form 10-K has not changed materially, except as described below.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In May 2016, WPL filed a retail base rate case with the PSCW based on a forward-looking test period that includes 2017 and 2018. WPL’s filing was based on a stipulated agreement reached between PSCW staff, intervener groups and WPL. The filing requested approval for WPL to implement a $13 million, or approximately 1%, increase in annual rates for WPL’s retail electric customers. The net requested increase for 2017 compared to WPL’s retail electric rate case for the 2015/2016 Test Period reflects a $65 million increase in base rates, partially offset by a $52 million reduction in fuel-related costs, using a preliminary estimate for 2017 fuel-related costs. Based on updated fuel-related cost information at the time of rate case hearings in September 2016, the current estimate of the net increase in annual rates for WPL’s retail electric customers is $17 million, consisting of the original $65 million increase in base rates, partially offset by a $48 million reduction in fuel-related costs. The filing also requested approval for WPL to implement a $9 million, or approximately 13%, increase in annual base rates for WPL’s retail gas customers. Any rate changes granted from this request are expected to be effective January 1, 2017 and extend through the end of 2018. The key drivers for the electric and gas base rate increases are recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. The filing also included utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the return on common equity sharing mechanism for the 2013/2014 Test Period to reduce the requested base rate increases. The fuel-related cost component of WPL’s retail electric rates for 2018 will be addressed in a separate filing, which is currently expected to be filed in the second or third quarter of 2017.

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

The May 2016 retail base rate filing also reflected the impact of the anticipated transfer of ATC from WPL to Alliant Energy or one of its subsidiaries by December 31, 2016 as discussed in “Other Future Considerations,” approved changes to depreciation rates pursuant to a September 2016 PSCW order, continued escrow treatment of transmission charges and application of AFUDC rates to 100% of the retail portion of the CWIP balances for the Riverside expansion. If WPL does not complete the anticipated transfer of ATC to Alliant Energy or one of its subsidiaries by December 31, 2016, WPL would expect to defer the revenue requirement impacts until such time the transfer occurs or until WPL’s next base rate case filing. The filing also assumed deferral of any potential changes in revenue requirement due to anticipated increases in WPL’s ownership share of Columbia resulting from the Riverside expansion agreements WPL previously entered into with neighboring utilities.

WPL currently expects a decision from the PSCW regarding this base rate filing in the fourth quarter of 2016.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2015 and 2016 Test Years.

WPL’s Depreciation Study - Refer to Note 1(c) for discussion of a September 2016 PSCW order approving updated depreciation rates for WPL effective January 1, 2017 as a result of a recently completed depreciation study. The September 2016 PSCW order also authorized WPL to recover the remaining net book value of Edgewater Unit 4 over a 10-year period beginning the later of the retirement date of the EGU or January 1, 2019.

IPL’s Tax Benefit Riders - Pursuant to a 2015 IUB order, IPL established tax benefit riders regulatory liabilities in 2014 to record additional tax savings related to repair expenditures and cost of removal expenditures on partial dispositions that were previously capitalized to help offset the impact of future rate increases on IPL’s retail electric and gas customers. In November 2016, IPL filed a tariff with the IUB to facilitate refunds of approximately $75 million of the related tax benefits to IPL’s retail electric and gas customers in 2017. IPL currently expects a decision from the IUB in December 2016.

ENVIRONMENTAL MATTERS

The environmental matters summary included in the 2015 Form 10-K has not changed materially, except as described below.

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

LEGISLATIVE MATTERS

The legislative matters summary included in the 2015 Form 10-K has not changed materially.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources matters summary included in the 2015 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2016, Alliant Energy had $85 million of cash and cash equivalents, $762 million ($74 million at the parent company, $300 million at IPL and $388 million at WPL) of available capacity under the revolving credit facilities and $179 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at September 30, 2016 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,859.1	46%	$2,137.9	48%	$1,813.8	54%
Preferred stock of IPL	200.0	2%	200.0	4%	—	—%
Noncontrolling interest	—	—%	—	—%	18.5	1%
Long-term debt (incl. current maturities)	4,130.9	49%	2,153.1	48%	1,534.9	45%
Short-term debt	238.3	3%	—	—%	11.8	—%
	$8,428.3	100%	$4,491.0	100%	$3,379.0	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Cash and cash equivalents, January 1	$5.8	$56.9	$4.5	$5.3	$0.4	$46.7
Cash flows from (used for):
Operating activities	654.0	695.3	256.5	318.0	439.3	375.9
Investing activities	(771.8)	(613.0)	(435.4)	(319.4)	(326.7)	(259.6)
Financing activities	196.7	—	252.1	95.5	(107.4)	(127.3)
Net increase (decrease)	78.9	82.3	73.2	94.1	5.2	(11.0)
Cash and cash equivalents, September 30	$84.7	$139.2	$77.7	$99.4	$5.6	$35.7

Operating Activities -
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Changes in cash collateral balances	($29)	$—	$—
Changes in levels of gas stored underground and prepaid gas costs	(20)	(10)	(10)
Changes in income taxes paid/refunded	(8)	(30)	30
Timing of WPL’s fuel-related cost recoveries from customers	25	—	25
Changes in levels of production fuel	10	(12)	22
Other	(19)	(10)	(4)
	($41)	($62)	$63

Investing Activities -
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from IPL’s Minnesota distribution asset sales in 2015	($138)	($138)	$—
Higher utility construction expenditures	(65)	(4)	(61)
Proceeds from the liquidation of company-owned life insurance policies	31	19	—
Other	13	7	(6)
	($159)	($116)	($67)

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2016 through 2020 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates reflect impacts to Alliant Energy’s and WPL’s capital expenditures resulting from the intent to exercise purchase options by certain electric cooperatives for a partial ownership interest in the Riverside expansion, as well as additional capital expenditures related to Columbia that WPL is expected to incur related to agreements entered into with Wisconsin Public Service Corporation and Madison Gas and Electric Company. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy					IPL					WPL
	2016	2017	2018	2019	2020	2016	2017	2018	2019	2020	2016	2017	2018	2019	2020
Generation:
Renewable projects	$100	$140	$345	$340	$325	$70	$175	$325	$270	$115	$30	$—	$20	$70	$210
Riverside expansion	75	295	180	85	5	—	—	—	—	—	75	295	180	85	5
Marshalltown	185	20	—	—	—	185	20	—	—	—	—	—	—	—	—
Other	270	235	185	180	160	90	115	105	105	80	180	120	80	75	80
Distribution:
Electric systems	305	425	440	475	475	175	230	255	285	295	130	195	185	190	180
Gas systems	170	110	145	100	220	120	70	75	60	160	50	40	70	40	60
Other	105	155	120	100	100	35	40	35	25	25	20	15	10	10	10
	$1,210	$1,380	$1,415	$1,280	$1,285	$675	$650	$795	$745	$675	$485	$665	$545	$470	$545

Financing Activities -
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from the issuance of IPL’s 3.7% senior debentures in September 2016	$300	$300	$—
Payments to retire IPL’s 3.3% senior debentures in June 2015	150	150	—
Net changes in the amount of commercial paper outstanding	111	—	(8)
Payments to retire WPL’s pollution control revenue bonds in the third quarter of 2015	31	—	31
Proceeds from the issuance of IPL’s 3.4% senior debentures in August 2015	(250)	(250)	—
Proceeds from Alliant Energy’s at-the-market offering program in 2015	(133)	—	—
Lower capital contributions from IPL’s parent company, Alliant Energy	—	(35)	—
Other	(12)	(8)	(3)
	$197	$157	$20

FERC Financing Authorization - After issuing $300 million of long-term debt securities in September 2016, IPL currently has remaining authority to issue up to $250 million of long-term debt securities in aggregate through December 31, 2017 pursuant to a December 2015 FERC order.

State Regulatory Financing Authorizations - In September 2016, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024.

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

Common Stock Dividends and Common Stock Split - As discussed in Note 6, Alliant Energy’s Board of Directors approved a two-for-one common stock split, which was distributed in May 2016. After the two-for-one common stock split, the targeted 2016 quarterly common stock dividend payment is $0.29375 per share. Refer to “Executive Summary” for discussion of expected common stock dividends in 2017.

Common Stock Issuances and Capital Contributions - Refer to Note 6 for discussion of common stock issuances by Alliant Energy, payments of common stock dividends by IPL and WPL to their parent company, and capital contributions from Alliant Energy to IPL during the nine months ended September 30, 2016. Refer to “Executive Summary” for discussion of expected common stock issuances and capital contributions in 2017.

Long-term Debt - Refer to Note 7(b) for discussion of various long-term debt issuances and retirements. Refer to “Executive Summary” for discussion of expected issuances of long-term debt in 2017.

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

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - The market risks summary included in the 2015 Form 10-K has not changed materially, except as described below.

Commodity Price - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2015 and 2016 Test Years.

New Accounting Standards - Refer to Note 1(b) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2015 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Non-regulated Operations -
Franklin County Wind Farm - On a quarterly basis, Alliant Energy evaluates if there are any impairment indicators present related to the Franklin County wind farm. Based on an evaluation of the strategic options for the Franklin County wind farm performed in the third quarter of 2016, Alliant Energy concluded, as of September 30, 2016, it was probable the Franklin County wind farm will be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets in the third quarter of 2016. Refer to Note 3 for discussion of the impairment analysis, which resulted in non-cash, pre-tax asset valuation charges of $86 million recorded by Alliant Energy in the third quarter of 2016.

Other Future Considerations - The summary of other future considerations included in the 2015 Form 10-K has not changed materially, except as described below, and as discussed earlier in MDA and the Notes in Item 1.

Electric Transmission Service Expense - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates as discussed below, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expense. Alliant Energy, IPL and WPL currently anticipate future changes to their electric transmission service expense as follows:

2017 Electric Transmission Service Expense - Alliant Energy, IPL and WPL currently estimate their total electric transmission service expense in 2017 will be lower than the comparable expense in 2016 by approximately $20 million, $15 million and $5 million, respectively. Such decreases are primarily due to expected lower return on equity resulting from the MISO transmission owner return on equity complaints. Alliant Energy’s, IPL’s and WPL’s estimated 2017 electric transmission service expense remains subject to change pending the IUB’s approval of IPL’s 2017 transmission rates and the PSCW’s final decision in WPL’s retail electric rate case for the 2017/2018 Test Period.

MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, for the refund period from November 12, 2013 through February 11, 2015. In October 2016, in response to MISO’s and the MISO transmission owners’ request, FERC ordered the related refunds be issued by July 2017.

In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and recommended a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. A final decision from FERC on the second complaint is currently expected in the first half of 2017.

Alliant Energy and WPL have realized a cumulative $24 million of reductions in the amount of equity income from ATC as a result of the two complaints through September 30, 2016, including $9 million during the nine months ended September 30, 2016. These reductions are based upon a 10.32% base return on equity for the first complaint period and assume a 10.2% return on equity (9.70% base return on equity plus 50 basis point incentive adder approved in a previous FERC order) for the second complaint period and thereafter.

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

2017 Rates Charged by ATC to WPL - In October 2016, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2017 for electric transmission services. The proposed rate was based on ATC’s estimated net revenue requirement for 2017 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2015 and expects to over-recover from its customers in 2016. Amounts billed under the 2017 Attachment “O” rate are currently expected to be approximately 5% lower than the amounts ATC is charging its customers in 2016. The proposed rate for 2017 reflects a 10.82% return on equity for the impact of FERC’s September 2016 order to lower the base return on equity for MISO transmission owners to 10.32% discussed above, plus a 50 basis point incentive return on equity adder based on ATC’s participation in MISO.

2017 Rates Charged by ITC to IPL - In October 2016, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2017 for electric transmission services. The proposed rate was based on ITC’s estimated net revenue requirement for 2017 as well as a true-up adjustment related to amounts that ITC under-recovered from its customers in 2015. Amounts billed under the 2017 Attachment “O” rate are currently expected to be approximately 4% higher than the amounts ITC is charging its customers in 2016. The proposed rate for 2017 reflects an 11.32% return on equity for the impact of FERC’s September 2016 order to lower the base return on equity for MISO transmission owners to 10.32% discussed above, plus a 50 basis point incentive return on equity adder based on ITC’s participation in MISO, as well as a 50 basis point incentive return on equity adder for ITC being an independent transmission company. The proposed rate for 2017 also reflects the impacts of bonus tax depreciation deductions for 2015, 2016 and 2017 in response to FERC’s March 2016 order discussed below.

ITC Bonus Tax Depreciation Deductions - In December 2015, IPL filed a complaint with FERC regarding ITC’s Attachment “O” rate pursuant to FERC-approved Attachment “O” protocols. IPL’s complaint alleged that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions, which results in higher Attachment “O” rates being billed by ITC to IPL. In March 2016, FERC issued an order concluding that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions. The FERC order requires ITC to recalculate its Attachment “O” rate effective January 1, 2015 to simulate taking bonus tax depreciation deductions for 2015. In April 2016, ITC filed a request for rehearing of FERC’s March 2016 order. IPL subsequently filed a response to ITC’s request for rehearing, requesting that FERC require ITC to also take bonus tax depreciation deductions for 2012 through 2014. In June 2016, FERC issued an order rejecting ITC’s and IPL’s requests. If ITC does not take advantage of bonus tax depreciation deductions in 2016 or in future years, IPL retains the right under Attachment “O” protocols to challenge ITC’s decision if IPL deems that decision to be imprudent. Alliant Energy and IPL are currently reviewing ITC’s estimated impacts through the FERC-approved Attachment “O” protocols.

Electric Transmission Cost Recovery - Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. The difference between WPL’s actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2017 is expected to be recorded as electric transmission service expense with an offsetting amount recorded to a regulatory asset or regulatory liability due to the escrow treatment proposed by WPL in its 2017/2018 Test Period retail electric rate case. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms, IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC will have a material impact on their financial condition and results of operations. IPL and WPL could have a material impact on their cash flows depending on the final timing of refunds resulting from the MISO return on equity complaints, and the subsequent timing of the refunds being credited to their customers.

WPL’s Future Transfer of Investment in ATC - In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. In addition, WPL is required to obtain PSCW approval prior to transferring any additional capital or assets to ATC. WPL is currently evaluating the impacts of the June 2016 PSCW order on its results of operations and financial condition. Subsequent to WPL transferring its investment in ATC, future contributions to, and equity earnings and dividends from, the investment in ATC would occur at the entity to which the investment in ATC was transferred and would not be reflected in WPL’s consolidated financial statements. As a result, WPL’s earnings and cash flows from operations are expected to decrease subsequent to the transfer. This transfer is not expected to impact Alliant Energy’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2016.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2015 Form 10-K and such risk factors have not changed materially from the items reported in the 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2016 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
July 1 through July 31	3,751	$39.36	—	N/A
August 1 through August 31	3,372	38.93	—	N/A
September 1 through September 30	92	38.57	—	N/A
	7,215	39.15	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2016.

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
4.1
Officer’s Certificate, dated as of September 15, 2016, creating IPL’s 3.70% Senior Debentures due September 15, 2046 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 15, 2016 (File No. 1-4117))

10.1
Term Loan Credit Agreement, dated as of October 7, 2016, among AEF, Alliant Energy, JPMorgan Chase Bank, N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 7, 2016 (File No. 1-9894))

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

