Form 10-K
period 2016-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2017-02-24
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2016:

Alliant Energy Corporation	$9.0 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 31, 2017:

Alliant Energy Corporation	Common stock, $0.01 par value, 227,687,330 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2017 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2017 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2017 Annual Meeting of Shareowners	HDD	Heating degree days
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
AFUDC	Allowance for funds used during construction	IRS	Internal Revenue Service
Alliant Energy	Alliant Energy Corporation	ITC	ITC Midwest LLC
AOCL	Accumulated other comprehensive loss	IUB	Iowa Utilities Board
ARO	Asset retirement obligation	KWh	Kilowatt-hour
ATC	American Transmission Company LLC	Marshalltown	Marshalltown Generating Station
ATI	AE Transco Investments, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CA	Certificate of authority	MGP	Manufactured gas plant
CAA	Clean Air Act	MISO	Midcontinent Independent System Operator, Inc.
CAIR	Clean Air Interstate Rule	MW	Megawatt
CCR	Coal combustion residuals	MWh	Megawatt-hour
CDD	Cooling degree days	N/A	Not applicable
CO2	Carbon dioxide	NAAQS	National Ambient Air Quality Standards
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Consolidated Financial Statements
CPCN	Certificate of Public Convenience and Necessity	NOx	Nitrogen oxide
CRANDIC	Cedar Rapids and Iowa City Railway Company	OIP	Alliant Energy 2010 Omnibus Incentive Plan
CSAPR	Cross-State Air Pollution Rule	OPEB	Other postretirement benefits
CWIP	Construction work in progress	PATH Act	Protecting Americans from Tax Hikes Act
DAEC	Duane Arnold Energy Center	PPA	Purchased power agreement
DATC	Duke-American Transmission Company, LLC	PSCW	Public Service Commission of Wisconsin
DCP	Alliant Energy Deferred Compensation Plan	Receivables Agreement	Receivables Purchase and Sale Agreement
DLIP	Alliant Energy Director Long Term Incentive Plan	RES	Renewable energy standards
Dth	Dekatherm	Riverside	Riverside Energy Center
EEP	Energy efficiency plan	RMT	RMT, Inc.
EGU	Electric generating unit	SCR	Selective catalytic reduction
EPA	U.S. Environmental Protection Agency	SEC	Securities and Exchange Commission
EPB	Emissions plan and budget	SO2	Sulfur dioxide
EPS	Earnings per weighted average common share	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	VEBA	Voluntary Employees’ Beneficiary Association
Financial Statements	Consolidated Financial Statements	VIE	Variable interest entity
FTR	Financial transmission right	WACC	Weighted-average cost of capital
Fuel-related	Electric production fuel and purchased power	Whiting Petroleum	Whiting Petroleum Corporation
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company
GHG	Greenhouse gases	WPL Transco	WPL Transco, LLC

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project, “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax (including potential tax reform), financial and health care legislation, and of regulatory agency orders;

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of fuel costs, operating costs, transmission costs, environmental compliance and remediation costs, deferred expenditures, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s pending retail electric base rate filing, which is currently expected to be filed in the second quarter of 2017;

•	weather effects on results of utility operations;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and margins;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•	developments that adversely impact the ability to implement the strategic plan;

•	the ability to qualify for the full level of production tax credits on planned and potential new wind farms and the impact of changes to production tax credits for wind farms;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal;

•	changes in the price of delivered natural gas, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC’s authorized return on equity;

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

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of costs associated with restoration activities;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

•
the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with gas transmission and distribution safety regulations, such as proposed rules issued by the Pipeline and Hazardous Materials Safety Administration;

•	risks associated with integration of a new customer billing and information system, which was completed in 2016;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	inability to access technological developments, including those related to wind turbines, solar generation, smart technology, battery storage and other future technologies;

•	changes in technology that alter the channels through which electric customers buy or utilize electricity;

•	material changes in employee-related benefit and compensation costs;

•	the effect of accounting standards issued periodically by standard-setting bodies;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Item 1A Risk Factors.

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

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as AEF and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 960,000 electric and approximately 410,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2016, IPL supplied electric and natural gas service to approximately 490,000 and 220,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2016, 2015 and 2014, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2016, WPL supplied electric and natural gas service to approximately 470,000 and 190,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin. In 2016, 2015 and 2014, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL’s consolidated subsidiary, WPL Transco, held Alliant Energy’s investment in ATC until December 31, 2016. Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI on December 31, 2016.

3) AEF - was created in 2016 in Wisconsin as a limited liability company. Alliant Energy’s non-regulated investments are organized under AEF. Refer to “Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy, IPL, WPL and AEF.

Refer to Note 17 for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2016, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,978	2,244	56%
IPL	1,679	1,095	65%
WPL	1,286	1,044	81%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires on August 31, 2017. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires on May 31, 2019.

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2017 through 2020.

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

Electric Wholesale Rates - IPL and WPL receive wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the MISO market and in transactions directly with third parties, based on the market value of the transactions. IPL and WPL also have FERC-approved cost of service formula based rates related to the provision of firm full- and partial-requirement wholesale electric sales, which allow for true-ups to actual costs, including fuel costs.

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

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes, which are based on historical test periods. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on previously established regulatory principles. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent.

Retail Commodity Cost Recovery Mechanisms - Refer to Note 1(g) for discussion of IPL’s retail electric and natural gas tariffs, which contain automatic adjustment clauses for changes in prudently incurred commodity costs required to serve its retail customers.

Retail Electric Transmission Cost Recovery Mechanism - Refer to Note 1(g) for discussion of a transmission cost recovery rider utilized by IPL for recovery of its electric transmission service expense from its retail electric customers.

Energy Efficiency Cost Recovery Mechanism - In accordance with Iowa law, IPL is required to file an EEP every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of electric and gas energy savings. IUB approval demonstrates that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. Refer to Note 1(g) for discussion of the recovery of IPL’s energy efficiency costs from its retail electric and gas customers.

Electric Generating Units - IPL must obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUB in order to construct a new, or significantly alter (including fuel switching) an existing, EGU located in Iowa with 25 MW or more of capacity. IPL’s ownership and operation of EGUs (including those located outside the state of Iowa) to serve Iowa customers is subject to retail utility rate regulation by the IUB.

Gas Pipeline Projects - IPL must obtain a pipeline permit from the IUB related to the siting of utility gas pipelines in Iowa that will be operated at a pressure over 150 pounds per square inch and will transport gas from a gathering or storage facility to a distribution system or single, large volume customer.

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for EGUs located in Iowa, including any new combined-cycle natural gas-fired EGU, any renewable generating resource such as a wind facility, and base-load (nuclear or coal-fired generation) EGUs with a nameplate generating capacity of 300

MW or more. Upon approval of rate-making principles by the IUB, IPL must either build the EGU under the approved rate-making principles, or not at all.

Electric Generating Unit Environmental Controls Projects - IPL is required to submit an updated EPB biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

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

Retail Commodity Cost Recovery Mechanisms - WPL’s retail electric base rates include estimates of annual fuel-related costs anticipated during the forward-looking test period. WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers. Refer to Note 1(g) for discussion of the recovery of these costs from WPL’s retail electric and gas customers.

Retail Electric Transmission Cost Recovery - WPL’s retail electric base rates include estimates of electric transmission service expense anticipated during the forward-looking test period. Refer to Note 1(g) for discussion of the recovery of WPL’s electric transmission service expense from its retail electric customers.

Energy Efficiency Cost Recovery - WPL contributes 1.2% of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. Refer to Note 1(g) for discussion of the recovery of WPL’s energy efficiency costs from its retail electric and gas customers.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW and a project cost of $10.7 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades and Electric Distribution Projects- A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects, as well as electric distribution projects, with estimated project costs of $10.7 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $2.5 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

Advance Rate-making Principles - Wisconsin law provides Wisconsin utilities with the opportunity to request rate-making principles prior to the purchase or construction of any EGU utilized to serve Wisconsin customers. WPL is not obligated to file for or accept authorized rate-making principles under Wisconsin law. WPL can proceed with an approved project under traditional rate-making terms or accept authorized rate-making principles under Wisconsin law.

Environmental - Extensive environmental laws and regulations are applicable as a result of current and past operations. The environmental laws and regulations relate to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; protection of habitat for potentially threatened and endangered species; the management, storage and disposal of hazardous materials; and the clean-up of contaminated sites, including former MGP sites.

The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. State agencies generally have jurisdiction over air and water quality, hazardous substances management, transportation and clean-up, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies.

Federal, state and local permits are regularly obtained to assure compliance with environmental laws and regulations. Costs associated with such compliance are expected to continue in the future. Prudently incurred compliance and remediation costs for IPL and WPL are anticipated to be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 16(e) for further discussion of electric and gas environmental matters, including current or proposed environmental regulations. Refer to “Strategic Overview” in MDA for details of future environmental compliance plans to adhere to applicable environmental requirements.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations and the unallocated portions of the utility business. IPL’s and WPL’s operating revenues as a percentage of total revenues for these utility business segments were as follows:

IPL	WPL
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

Customers - IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food and industrial manufacturing, chemical (including ethanol) and paper industries. IPL and WPL also sell electricity to wholesale customers, which primarily consist of municipalities and rural electric cooperatives. Refer to “Strategic Overview” in MDA for discussion of recent agreements with certain of WPL’s electric wholesale customers related to WPL’s Riverside expansion. Refer to “Other Future Considerations” in MDA for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. Electric sales are also impacted to a certain extent in the winter months due to heating requirements. Refer to the “Electric Operating Information” tables for additional details regarding maximum summer and winter peak hour demands.

Competition - Retail electric customers in Iowa and Wisconsin currently do not have the ability to choose their electric supplier, and IPL and WPL have obligations to serve all their retail electric customers. Although electric service in Iowa and Wisconsin is regulated, IPL and WPL still face competition from self-generation by large industrial customers, customer- and third party-owned generation (e.g. solar panels), alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). In addition, IPL’s and WPL’s wholesale customers may choose to purchase their electric energy and capacity needs from the MISO market, independent power producers or other utilities. Alliant Energy’s strategic plan includes actions to retain current customers and attract new customers into IPL’s and WPL’s service territories in an effort to keep energy rates low for all of their customers. Refer to “Strategic Overview” in MDA for discussion of the growth element of the strategic plan, which includes accelerating the growth of customers’ electric usage.

Renewable Energy Standards - Iowa and Wisconsin have RES, which establish the minimum amount of energy IPL and WPL must supply from renewable resources. IPL primarily relies upon renewable energy generated from the wind projects it owns and renewable energy acquired under PPAs to meet these requirements. WPL utilizes its current renewable portfolio, which primarily consists of wind and hydro, to meet these requirements. IPL and WPL currently meet or exceed their respective RES requirements.

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

Focus on Energy Program - In 2016, WPL contributed 1.2% of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with IPL’s construction of Marshalltown, WPL’s construction of the Riverside expansion, IPL’s approved 500 MW of additional wind generation and the proposed retirement of various EGUs. Long-term generation plans are intended to meet customer demand, reduce carbon emissions, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of outages or unexpected delays in the construction of new generating and/or transmission facilities, retirement of EGUs, EGU outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand from 2014 to 2016. Refer to “Strategic Overview” in MDA for details of future generation plans.

Sources of Electric Energy - In 2016, sources of electric energy were approximately as follows:
Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 15.8% and the required unforced capacity reserve margin is 7.8% for the June 1, 2017 through May 31, 2018 MISO planning year. IPL and WPL currently have adequate capacity to meet such MISO planning reserve margin requirements.

Generation - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. Refer to Note 1(g) for discussion of IPL’s and WPL’s rate recovery of fuel-related costs and Note 16(b) for details on IPL’s and WPL’s natural gas, coal and purchased power commitments.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2016	2015	2014	2016	2015	2014
All fuels	$2.17	$2.21	$2.50	$2.61	$2.67	$2.82
Natural gas (a)	2.86	3.37	6.05	3.25	3.68	5.51
Coal	1.98	1.94	2.05	2.47	2.49	2.22

(a)
The average cost of natural gas includes commodity and transportation costs as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Natural Gas - As discussed in “Properties” in Item 2, Alliant Energy, IPL and WPL own several natural gas-fired EGUs. WPL also has exclusive rights to the output of AEF’s Sheboygan Falls facility under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources, such as occurred in 2016 and 2015. Alliant Energy manages the gas supply to these gas-fired EGUs and helps ensure an adequate supply is available at known prices through a combination of gas commodity, pipeline transportation and storage agreements held by IPL and WPL for 2017 through 2028. Alliant Energy, IPL and WPL believe they are reasonably insulated against gas price volatility for these EGUs given their use of forward contracts and hedging practices, as well as their regulatory cost-recovery mechanisms. Refer to “Strategic Overview” in MDA for discussion of IPL’s construction of Marshalltown and WPL’s construction of the Riverside expansion, both of which are natural gas-fired combined-cycle EGUs.

Wind - As discussed in “Properties” in Item 2, IPL owns the Whispering Willow - East wind farm and WPL owns the Cedar Ridge and Bent Tree wind farms. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities. Refer to “Strategic Overview” in MDA for discussion of IPL’s and WPL’s planned and potential addition of wind generation to Alliant Energy’s resources portfolio.

Coal - Coal is one of the fuel sources for owned EGUs. Coal contracts entered into with different suppliers help ensure that a specified supply of coal is available, and delivered, at known prices for IPL’s and WPL’s coal-fired EGUs for 2017 through 2019. Alliant Energy, IPL and WPL believe their coal supply portfolio represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. Coal inventory levels have been impacted by continued lower natural gas prices, which can make natural gas-fired generation more economical compared to other fuel sources, such as coal. Coal inventory levels have also been impacted by lower electric demand due to milder temperatures during portions of 2015 and 2016. In 2015 and 2016, three of Alliant Energy’s coal suppliers filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code. Two coal suppliers have emerged from Chapter 11 restructuring. There has been no significant impact to Alliant Energy, IPL and WPL as a result of these bankruptcy filings.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. The coal procurement process supports periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward and supplier diversity. Similarly, given the term lengths of their transportation agreements and, as appropriate, strategic alignment of agreement expirations for negotiation purposes, Alliant Energy, IPL and WPL believe they are reasonably insulated against future higher coal transportation rates from the major railroads.

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

Refer to “Other Future Considerations” in MDA for additional information regarding transmission service charges from ITC and ATC, as well as discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ITC and ATC) should be allowed to utilize in calculating the rates they charge their customers. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Note 1(g) also discusses escrow accounting treatment for electric transmission service expense through 2018 pursuant to PSCW orders. Refer to Note 18 for details of agreements between ATC and WPL.

ATC - As of December 31, 2016, ATI holds all of Alliant Energy’s investment in ATC and funds capital contributions to ATC, which are included in “Other” in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA. Alliant Energy currently anticipates that ATI will fund capital contributions of approximately $23 million, $14 million, $6 million and $8 million to ATC in 2017, 2018, 2019 and 2020, respectively, to help fund future proposed transmission projects. These future proposed transmission projects require approval from various regulatory agencies to construct. In addition, refer to “Other Future Considerations” in MDA for discussion of potential changes to ATC’s return on equity, which may result in changes to equity income and dividends from ATC in the future.

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

MISO Markets - IPL and WPL are members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in their footprint. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. As agent for IPL and WPL, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO. Corporate Services assigns such sales and purchases between IPL and WPL based on statements received from MISO. Refer to Note 18 for additional discussion of these assigned amounts.

Wholesale Energy Market - IPL and WPL participate in the wholesale energy market operated by MISO. The market dictates the process by which IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load. MISO generally dispatches the lowest cost generators, while recognizing current system constraints, to reduce costs for purchasers in the wholesale energy market. The market is intended to send price signals to stakeholders about where generation or transmission system expansion is needed. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs.

Ancillary Services Market - IPL and WPL also participate in MISO’s ancillary services market, which integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market to ensure reliability of electricity supply. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large EGU or transmission line.

Financial Transmission Rights and Auction Revenue Rights - In areas of constrained transmission capacity, costs could be higher due to congestion and its impact on locational marginal prices. FTRs provide a hedge for certain congestion costs that occur in the MISO energy market. MISO allocates auction revenue rights to IPL and WPL annually based on a fiscal year from June 1 through May 31 and historical use of the transmission system. The revenue rights associated with the allocated auction revenue rights are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO.

Multi-value Projects - The MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects, including multi-value projects. Such projects include new large scale transmission projects that enable the reliable and economic delivery of energy or provide economic value across the MISO footprint. Multi-value project costs are socialized across the entire MISO footprint based on energy usage. The MISO tariffs billed to IPL and WPL also include a portion of the costs related to other shared transmission projects, including projects designed to reduce market congestion, and to ensure compliance with applicable reliability standards. The MISO tariffs billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region.

Resource Adequacy - MISO conducts various studies regarding reliability of electric service to ensure its market participants have adequate resources to meet MISO’s forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs is available to meet these requirements. To connect to the transmission system, MISO requires an EGU to obtain an interconnection agreement. In order for an EGU to receive accredited capacity, it must meet MISO capacity accreditation requirements, which can include satisfying transmission requirements identified in its interconnection agreement prior to the MISO planning year. New EGUs like Marshalltown and the Riverside expansion, or IPL’s and WPL’s planned additional wind generation, may not initially receive full accredited capacity based on the inability to satisfy all identified transmission requirements. Therefore, full accredited capacity may not be granted to such EGUs until all identified transmission requirements are resolved.

Attachment Y Notices - MISO requires its market participants who own EGUs to submit an Attachment Y Notice if they plan to retire an EGU, reduce EGU capacity or suspend all or a portion of EGU operations for a period longer than two months. Refer to “Properties” in Item 2 for discussion of EGUs that IPL and WPL currently plan to retire or modify, such as changing from coal-fired to an alternative fuel source, in the next few years.

Electric Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of electric environmental matters, including current or proposed environmental regulations.

Electric Operating Information - Alliant Energy	2016	2015	2014
Operating Revenues (in millions):
Residential (a)	$1,001.1	$983.0	$994.5
Commercial (a)	712.6	667.8	658.0
Industrial (a)	787.1	763.4	735.1
Industrial - co-generation	64.0	59.9	63.9
Retail subtotal	2,564.8	2,474.1	2,451.5
Sales for resale:
Wholesale (a)	256.6	221.0	206.6
Bulk power and other	10.1	28.5	2.9
Other	44.0	46.9	52.6
Total	$2,875.5	$2,770.5	$2,713.6
Electric Sales (000s MWh):
Residential (a)	7,152	7,271	7,697
Commercial (a)	6,545	6,374	6,449
Industrial (a)	10,702	10,820	10,813
Industrial - co-generation	940	915	1,008
Retail subtotal	25,339	25,380	25,967
Sales for resale:
Wholesale (a)	4,039	3,614	3,586
Bulk power and other	360	1,228	335
Other	100	129	155
Total	29,838	30,351	30,043
Customers (End of Period):
Residential (a)	811,459	809,634	850,322
Commercial (a)	141,528	137,870	139,138
Industrial (a)	2,546	2,544	2,871
Other	2,785	2,930	3,662
Total	958,318	952,978	995,993
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,615	5,385	5,426
Maximum winter peak hour demand (MW)	4,559	4,668	4,803
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 766)	971	732	670
Madison, Wisconsin (WPL) (normal - 662)	780	665	620
Sources of electric energy (000s MWh):
Gas	4,505	4,738	2,971
Purchased power:
Nuclear	3,444	3,741	3,133
Wind (c)	1,079	1,190	1,252
Other (c)	8,912	6,675	8,074
Wind (c)	1,382	1,441	1,390
Coal	11,019	13,040	13,818
Other (c)	228	189	212
Total	30,569	31,014	30,850
Revenue per KWh sold to retail customers (cents)	10.12	9.75	9.44

(a)
In 2015, Alliant Energy sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. At the date of the sale, Alliant Energy had approximately 42,000 retail electric customers in Minnesota. Prior to the asset sale, the electric sales to these retail customers are included in residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is discussed in Note 3.

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

Electric Operating Information	IPL			WPL
	2016	2015	2014	2016	2015	2014
Operating Revenues (in millions):
Residential (a)	$536.7	$540.3	$556.4	$464.4	$442.7	$438.1
Commercial (a)	445.4	416.3	410.2	267.2	251.5	247.8
Industrial (a)	396.4	393.7	394.6	390.7	369.7	340.5
Industrial - co-generation	64.0	59.9	63.9	N/A	N/A	N/A
Retail subtotal	1,442.5	1,410.2	1,425.1	1,122.3	1,063.9	1,026.4
Sales for resale:
Wholesale (a)	94.2	56.4	32.2	162.4	164.6	174.4
Bulk power and other	3.6	5.1	2.1	6.5	23.4	0.8
Other	29.4	32.1	33.9	14.6	14.8	18.7
Total	$1,569.7	$1,503.8	$1,493.3	$1,305.8	$1,266.7	$1,220.3
Electric Sales (000s MWh):
Residential (a)	3,633	3,843	4,164	3,519	3,428	3,533
Commercial (a)	4,159	4,059	4,099	2,386	2,315	2,350
Industrial (a)	5,791	6,007	6,124	4,911	4,813	4,689
Industrial - co-generation	940	915	1,008	N/A	N/A	N/A
Retail subtotal	14,523	14,824	15,395	10,816	10,556	10,572
Sales for resale:
Wholesale (a)	1,360	845	485	2,679	2,769	3,101
Bulk power and other	46	178	59	314	1,050	276
Other	41	67	81	59	62	74
Total	15,970	15,914	16,020	13,868	14,437	14,023
Customers (End of Period):
Residential (a)	403,558	406,028	445,483	407,901	403,606	404,839
Commercial (a)	83,936	80,982	81,853	57,592	56,888	57,285
Industrial (a)	1,511	1,572	1,856	1,035	972	1,015
Other	862	1,050	1,385	1,923	1,880	2,277
Total	489,867	489,632	530,577	468,451	463,346	465,416
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,996	3,005	2,840	2,681	2,564	2,594
Maximum winter peak hour demand (MW)	2,479	2,531	2,601	2,131	2,153	2,202
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 766)	971	732	670	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 662)	N/A	N/A	N/A	780	665	620
Sources of electric energy (000s MWh):
Gas	1,838	1,874	1,069	2,667	2,864	1,902
Purchased power:
Nuclear	3,444	3,741	3,133	N/A	N/A	N/A
Wind (c)	635	757	798	444	433	454
Other (c)	4,267	3,015	3,802	4,645	3,660	4,272
Wind (c)	630	653	622	752	788	768
Coal	5,598	6,263	7,092	5,421	6,777	6,726
Other (c)	6	5	12	222	184	200
Total	16,418	16,308	16,528	14,151	14,706	14,322
Revenue per KWh sold to retail customers (cents)	9.93	9.51	9.26	10.38	10.08	9.71

(a)
In 2015, IPL sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. At the date of the sale, IPL had approximately 42,000 retail electric customers in Minnesota. Prior to the asset sale, the electric sales to these retail customers are included in IPL’s residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in IPL’s wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is discussed in Note 3.

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

Customers - IPL and WPL provide gas utility service to a diversified base of retail customers and industries, including research, education, hospitality, manufacturing and chemicals (including ethanol). In addition, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters.

Seasonality - Gas sales follow a seasonal pattern with an annual base-load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts generally allow IPL and WPL to purchase gas in the summer and inject it into underground storage fields, and remove it from storage fields in the winter to deliver to customers. Refer to the “Gas Operating Information” tables for details regarding maximum daily winter peak demands.

Competition - Gas customers in Iowa and Wisconsin currently do not have the ability to choose their gas distributor, and IPL and WPL have obligations to serve all their gas customers. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third-parties who provide alternative fuel sources (e.g. propane). However, when natural gas service is available for a given area, customers in such area have generally selected natural gas over propane as a more cost competitive solution for their fuel needs. Alliant Energy, IPL and WPL are also currently extending various gas distribution systems in their existing Iowa and Wisconsin service territories to serve new customer demand. Refer to “Strategic Overview” in MDA for further discussion of gas distribution systems, as well as discussion of the growth element of Alliant Energy’s strategic plan, which includes accelerating the growth of customers’ gas usage.

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for the cost of gas sold to these customers. As a result, natural gas prices do not have a material impact on IPL’s or WPL’s gas margins.

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 4% and 5%, respectively, above their forecasted maximum daily system demand requirements from November 2016 through March 2017.

Gas Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of gas environmental matters.

Gas Operating Information - Alliant Energy	2016	2015	2014
Operating Revenues (in millions):
Residential (a)	$197.6	$215.1	$287.5
Commercial (a)	109.6	120.5	172.8
Industrial (a)	15.2	14.3	23.4
Retail subtotal (a)	322.4	349.9	483.7
Transportation/other	33.0	31.3	33.8
Total	$355.4	$381.2	$517.5
Gas Sales (000s Dths):
Residential (a)	25,571	26,672	31,718
Commercial (a)	18,820	18,966	23,301
Industrial (a)	3,352	2,997	3,710
Retail subtotal (a)	47,743	48,635	58,729
Transportation/other	77,485	74,162	64,717
Total	125,228	122,797	123,446
Retail Customers at End of Period (a):
Residential	366,786	364,415	373,319
Commercial	44,587	44,613	46,180
Industrial	385	377	428
Total	411,758	409,405	419,927
Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,798)	5,933	6,300	7,657
Madison, Wisconsin (WPL) (normal - 7,082)	6,420	6,667	7,884
Revenue per Dth sold to retail customers	$6.75	$7.19	$8.24
Purchased gas costs per Dth sold to retail customers	$3.99	$4.40	$5.52

Gas Operating Information	IPL			WPL
	2016	2015	2014	2016	2015	2014
Operating Revenues (in millions):
Residential (a)	$110.6	$120.0	$162.5	$87.0	$95.1	$125.0
Commercial (a)	61.9	67.9	96.1	47.7	52.6	76.7
Industrial (a)	10.6	10.5	17.4	4.6	3.8	6.0
Retail subtotal (a)	183.1	198.4	276.0	139.3	151.5	207.7
Transportation/other	20.9	18.9	20.5	12.1	12.4	13.3
Total	$204.0	$217.3	$296.5	$151.4	$163.9	$221.0
Gas Sales (000s Dths):
Residential (a)	13,788	14,472	17,839	11,783	12,200	13,879
Commercial (a)	10,143	10,166	12,641	8,677	8,800	10,660
Industrial (a)	2,299	2,239	2,804	1,053	758	906
Retail subtotal (a)	26,230	26,877	33,284	21,513	21,758	25,445
Transportation/other	37,158	34,129	31,377	40,327	40,033	33,340
Total	63,388	61,006	64,661	61,840	61,791	58,785
Retail Customers at End of Period (a):
Residential	199,326	199,408	208,240	167,460	165,007	165,079
Commercial	24,882	25,289	26,530	19,705	19,324	19,650
Industrial	212	217	244	173	160	184
Total	224,420	224,914	235,014	187,338	184,491	184,913
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	262,409	267,314	296,190	203,655	209,289	234,837
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,798)	5,933	6,300	7,657	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 7,082)	N/A	N/A	N/A	6,420	6,667	7,884
Revenue per Dth sold to retail customers	$6.98	$7.38	$8.29	$6.48	$6.96	$8.16
Purchased gas cost per Dth sold to retail customers	$4.21	$4.53	$5.54	$3.72	$4.25	$5.48

(a)	In April 2015, IPL sold its natural gas distribution assets in Minnesota. At the date of the sale, IPL had approximately 11,000 retail gas customers in Minnesota.

(b)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility is the primary source of steam for IPL’s two high-pressure steam customers. These customers are each under contract through 2025 for minimum quantities of annual steam usage, with certain conditions.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

AEF manages a portfolio of wholly-owned subsidiaries and additional investments through the following distinct platforms:

Non-regulated Generation - owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025, and the 99 MW Franklin County wind farm in Franklin County, Iowa. In February 2017, FERC issued an order approving the transfer of the Franklin County wind farm from AEF to IPL. Alliant Energy and IPL currently expect to complete this transfer in 2017.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Other non-regulated investments - includes ATI, which currently holds all of Alliant Energy’s investment in ATC, and several other modest investments.

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

Our business is significantly impacted by government legislation, regulation and oversight - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn appropriate rates of return. Regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW and FERC, regulate many aspects of our operations. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. The impacts on our operations include: the amount and timing of changes to rates charged to our customers; authorized rates of return of IPL, WPL and ATC; our ability to site and construct new generating facilities and recover such costs, such as the natural gas-fired generating facilities in Marshalltown, Iowa and Beloit, Wisconsin, and renewable energy projects; the installation of environmental controls and the recovery of associated costs; our ability to decommission generating facilities and recover such costs and the remaining carrying value of these facilities; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our gas transmission and distribution systems to comply with the anticipated Pipeline and Hazardous Materials Safety Administration requirements that have not yet been finalized; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; the rates paid to transmission operators and how those costs are recovered from customers; our ability to enter into purchased power agreements and recover the costs associated therewith; resource adequacy requirements, energy capacity standards, what forms of energy are considered when determining whether we meet those standards, and when new facilities such as IPL’s Marshalltown Generating Station, WPL’s Riverside Energy Center expansion and IPL’s and WPL’s planned additional wind generation may be fully accredited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. Failure to obtain approvals for any of these matters in a timely manner, or receiving approvals with uneconomical conditions may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and/or have a material adverse impact on our financial condition and results of operations.

These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs, which could increase our costs of compliance and may adversely impact our financial condition and results of operations.

Our utility financial condition is influenced by how regulatory authorities establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. In future rate cases, IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

We are subject to a wide variety of periodically changing statutes, regulations and rules for energy market operations, grid management and reliability. State and federal election results may serve as a catalyst for legislative and regulatory changes. Changes in statutes, regulations and rules or the imposition of additional regulations and rules may increase our costs or change our business operations or plans, which may have an adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities. Takeover attempts by potential purchasers who might be willing to pay a premium for our stock are also limited by certain provisions of the Wisconsin Utility Holding Company Act and the delays and conditions that generally result from the requirement that regulatory authorities approve such a transaction. Change driven by technology and evolving customer expectations, intentional or inadvertent policy changes could impact all of our business model competitiveness and accordingly our financial results.

Construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes constructing natural gas-fired generating facilities, constructing renewable generating facilities, installing environmental control equipment at our newer and more efficient coal-fired generating facilities, and making other large-scale improvements to such generating facilities, and large-scale additions and upgrades to our electric and gas distribution systems. These construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include changes in costs of materials, equipment, commodities, fuel or labor; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators, for example, if IPL’s Marshalltown Generating Station or expansion of wind generation exceeds the respective cost cap approved by the IUB. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. We could lose customers, and therefore see lower demand for energy, due to economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Communities in our service territory have considered municipalization of both electric and gas systems, which, if successful, could reduce the number of customers we serve, reducing the demand for our energy. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, state and/or federal regulations require mandatory conservation measures, which would reduce the demand for energy. We may lose wholesale customers in addition to Jo-Carroll Energy, Inc., WPPI Energy and Great Lakes Utilities who have provided us notice of their intent to terminate their wholesale power supply agreements. Continuing technology improvements, tax incentives, regulatory developments and customer concern regarding their environmental and carbon footprint are making customer- and third party-owned generation technologies such as solar systems, wind turbines, microturbines and battery storage systems more cost effective, attractive and feasible for more of our customers. As more customers utilize their own generation, demand for energy from us may decline and negatively impact the affordability of our services for remaining customers. Future economic growth may not create enough growth for us to replace the lost energy demand from these customers. The loss of sales due to lower demand for energy may cause our rates to increase for remaining customers, as our rates must cover our fixed costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Regional and national economic conditions could have an unfavorable impact on us - Our utility and non-regulated businesses follow the economic cycles of the customers we serve and credit risk of counterparties we do business with. Adverse economic conditions in our service territories can adversely affect the financial condition of our customers and reduce their demand for electricity and natural gas. Reduced volumes of electricity and natural gas sold, or the inability to collect unpaid bills from our customers due to deterioration in national or regional economic conditions, could adversely impact our financial condition and results of operations.

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

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly, and pursuant to which we could incur material liabilities - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations. The environmental laws and regulations govern air emissions, ambient air quality standards, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion residuals and other solid wastes and hazardous substances, clean-up of contaminated sites, and protection of natural resources and wildlife. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or to combust certain fuels, to install environmental controls and implement operational practices at our facilities, manage generation system dispatch within emissions limitations and constraints, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the costs to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including lakebeds, sites of manufactured gas plants operated by our predecessors and sites where asbestos was used in the past. Compliance with these regulations can significantly increase capital spending, operating costs and plant down-times, and can negatively affect the affordability of our services for customers. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, as well as the severity of any restriction on our operations) necessary to comply with, or as a result of liabilities under, these environmental laws and regulations, although we expect the expenditures to be material.

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

Although we believe we comply in all material respects with currently applicable environmental laws, regulations, and the Consent Decrees, we may be subject to regulatory enforcement action by state or federal agencies should we operate out of compliance. In some instances, complying with certain environmental regulations may not be sufficient to satisfy the obligations of the Consent Decrees or other operating regulations discussed earlier. In addition, citizen groups and private individuals may bring legal action against regulatory agencies or bring citizen enforcement actions against us claiming that the environmental requirements are not being sufficiently enforced by regulatory agencies. For example, the Consent Decrees resulted from allegations originally raised by the Sierra Club that IPL and WPL violated various provisions of the Clean Air Act. If we are unsuccessful defending or settling such litigation by governmental agencies, citizen groups, or individuals, we could be subject to restrictions or prohibitions on operating our generating facilities, costly upgrades to our generating facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations. In addition, we may also be subject to third party environmental claims relating to property damage or personal injury that arise from our operations.

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

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment and natural resources may be adopted or become applicable to us. Areas in our service territories that are currently attainment areas under National Ambient Air Quality Standards could be designated as non-attainment areas due to new air monitoring results or more stringent air quality standards. These revised and new laws or regulations and any areas in our service territories designated as non-attainment may require regulation of hazardous air pollutants including mercury, nitrogen oxide, sulfur dioxide, carbon dioxide (CO2) and other greenhouse gases (GHG) emissions, particulate matter, coal ash and other coal combustion products, wastewater discharges, cooling water intake structures, and threatened, endangered or invasive species. Federal and state election results, such as the election of a new President of the U.S., may serve as a catalyst for regulatory changes. Such changes could materially increase our cost of compliance. Revision of existing environmental laws or regulations may cause: (1) state utility commissions to not approve our plans to install environmental controls at our existing generating facilities or not allow us to recover costs of such projects; (2) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations; (3) co-owners in our jointly-owned facilities to not agree with our decision to move forward with and the timing of these projects; or (4) our current plans and/or past actions to not meet new requirements. These outcomes could have a material adverse effect on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could negatively impact us - The primary GHG emitted from our utility operations is CO2 from combustion of fossil fuels at our electric generating facilities, which are primarily fossil-fueled facilities. We could incur costs or other obligations to comply with any GHG regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. Further, investors may determine that we are too reliant on fossil fuels and not buy shares of our common stock, or sell shares of our common stock, which may cause our stock price to decrease. In 2013, a series of actions were announced to reduce carbon emissions, prepare the U.S. for the impacts of climate change, and lead international efforts to address climate change. In 2015, the U.S. joined the Paris Agreement, a global agreement that commits participating countries to setting nationally determined climate targets to reduce GHG emissions and establishes a framework for reporting progress towards achieving these goals.

The EPA has proposed and adopted regulations governing GHG emissions that are expected to impact our operations. In 2015, the EPA published regulations governing GHG emissions from new generating facilities, which would impact IPL’s Marshalltown Generating Station in Iowa and WPL’s Riverside Energy Center expansion in Wisconsin. In 2015, the EPA published regulations under Clean Air Act Section 111(d) to reduce CO2 emissions from existing fossil-fueled electric generating facilities, otherwise known as the Clean Power Plan. These EPA regulations are based on broad measures to lower CO2 emissions, which could impact the dispatch of existing fossil-fueled generating facilities and the fuel mix used to generate electricity, and require other actions in order to achieve CO2 emission reduction goals including fossil-fueled generating unit heat rate improvements, expansion of renewable energy resources and demand-side energy efficiency measures. The EPA’s GHG regulations are currently subject to litigation, and the new presidential administration may change or repeal the regulations, making the final form of the GHG emissions regulations uncertain. As a result of this uncertainty, strategies to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and we cannot provide any assurance regarding the potential impacts these regulations would have on our operations. The impacts of these regulations could have a material adverse impact on our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation, transmission and distribution facilities, in general, have been identified as potential targets of physical or cyber attacks. Physical attacks on transmission and distribution facilities that appeared to be terrorist-style attacks have occurred. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, such as allegedly occurred in Ukraine, could result in a full or partial disruption of our electric and/or gas operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. We have instituted certain safeguards to protect our operational systems and information technology assets, which may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

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

We may not be able to fully recover costs related to commodity prices - The prices that we may obtain for electric sales may not compensate for changes in delivered natural gas, coal or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail electric automatic fuel cost adjustment clause, which would allow for more consistent and timely cost recovery.

We are exposed to changes in the price and availability of natural gas. In addition to supplying natural gas to our natural gas customers, we also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own. Our strategic plan includes increasing our reliance on natural-gas fired electric generating facilities, particularly the new facilities planned in Marshalltown, Iowa and Beloit, Wisconsin, and coal-fired facilities expected to switch from coal to natural gas as the primary fuel type. This increases our exposure to market prices of natural gas, which have remained low recently, but have been volatile in the past. We have natural gas supply contracts in place, which are either fixed price in nature or market-based. As some of the contracts are market-based, and some of the contracts are short-term, we may not be able to purchase natural gas with terms and prices as favorable as the current contracts. Natural gas prices may increase due to disruption of production or transportation of natural gas, failure to drill new wells and reduced supply generally, or regulatory developments that increase the cost of natural gas extraction methods, including fracking. Price increases may cause us to incur additional costs to purchase natural gas, which may not be fully recovered through rates and may adversely impact our financial condition and results of operations.

We are exposed to changes in the price and availability of coal. We have contracts of varying durations for the supply and transportation of coal for most of our generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region, including due to bankruptcy of coal mining companies, may cause us to incur additional costs which may not be fully recovered through rates. Increases in prices and costs due to disruptions that are not fully and timely recovered in rates may adversely affect our financial condition and results of operations.

We may not be able to fully recover higher transmission costs related to changing transmission reliability requirements - Both IPL and WPL pay for the use of the interstate electric transmission system that they do not own or control. Rates charged to IPL and WPL for such transmission service are regulated by FERC. FERC also regulates transmission owners’ operations in order to support the reliability of the transmission network. Changes are occurring in the transmission network, which are necessary to, among other things, accommodate renewable energy and the decommissioning of older coal-fired generating facilities and prepare for potential compliance with future GHG regulations. These changes include socializing certain transmission network upgrades and system support resource payments, which may increase transmission costs to IPL and WPL. The prices that IPL and WPL charge for electric energy may not totally compensate for the increase in such transmission costs. We may not be able to fully or timely pass on the increases in such transmission costs to our customers. In addition, if the transmission cost rider at IPL or escrow accounting treatment of transmission costs at WPL are amended or removed, we may not be able to fully recover transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $6 billion over the next four years. Disruption, uncertainty or volatility in those markets could increase our cost of capital or limit the availability of capital. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Any disruptions could adversely impact our ability to implement our strategic plan.

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

We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires many of our employees to possess specialized technical skills. Many of our employees with these specialized skills are nearing retirement. It may be difficult to hire and retain replacements due to labor market conditions, the length of time needed to acquire the skills, and general competition for talent. We are also subject to collective bargaining agreements with approximately 2,200 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategic plan.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, failure of generating facilities including wind turbines, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, employee safety, operator error and compliance with mandatory reliability standards. The operation of our energy delivery infrastructure involves many risks, including breakdown or failure of equipment and fires developing from our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Increased utilization of customer- and third party-owned generation technologies could disrupt the reliability and balance of the electricity grid. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electric energy. We also have obligations to provide electric service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems and employee safety, which could cause substantial financial losses. These risks could result in loss of human life, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards, including anticipated new regulations under the Pipeline and Hazardous Materials Safety Administration. Our infrastructure is aging, which could impact safety and compliance with possible new regulations. Failure to meet these standards could result in substantial fines. Electric and gas infrastructure operations could be impacted by future compliance with the Clean Power Plan. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

We face risks associated with integration of a new customer billing and information system - We implemented a new customer billing and information system for IPL and WPL, which was completed in 2016. This new customer billing and information system houses all customer records, and processes metering, billing and payment transactions. Integrating a new customer system is complex, costly and time consuming. If the system and related processes do not operate as intended, it could result in substantial disruptions to our business, including customer billings and collections, which could have a material adverse effect on our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, droughts, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel or other critical supplies. We incur costs for preventive measures to replace, reinforce and modernize operating infrastructure that will provide for further grid resiliency.

In addition, we could incur large costs to repair damage to our generating facilities and infrastructure, or costs related to environmental remediation, due to storms or natural disasters. Severe storms may also impact our natural gas infrastructure. The restoration costs may not be fully covered by insurance policies. Some costs may not be recovered in rates or through insurance, including damaged assets, or there could be significant delays in cost recovery. Storms and natural disasters may prevent our customers from being able to operate or may significantly slow growth or cause a decline in the economy within our service territories. The reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates. Any of these items could adversely affect our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We have sold certain non-regulated subsidiaries such as RMT, Inc. (RMT) and Whiting Petroleum Corporation (Whiting Petroleum), as well as regulated assets such as our Minnesota electric and natural gas distribution assets. We may continue to incur liabilities relating to our previous ownership of, or the transactions pursuant to which we disposed of, these subsidiaries and assets. For example, Alliant Energy continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. In addition, Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum and a wholly-owned subsidiary of Alliant Energy Finance, LLC, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including liabilities with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. Any potential liability under these guarantees may depend on a number of factors outside of our control, including the financial condition of RMT, Whiting Petroleum and/or their respective assignees. Any required payments on retained liabilities, guarantees or indemnification obligations with respect to RMT, Whiting Petroleum, the sales of our Minnesota electric and natural gas distribution assets, or other future asset or business divestitures, could have an adverse effect on our financial condition and results of operations.

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

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and extensions of bonus depreciation deductions have generated large annual taxable losses and tax credits over the past few years that have resulted in significant federal net operating losses and tax credit carryforwards. We plan to utilize these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. If the IRS does not agree with the deductions resulting from our tax planning strategies or our position on the qualification of production tax credits from planned and potential wind generating facilities, our financial condition and results of operations may be adversely impacted.

Our utility business currently operates wind generating facilities, which generate production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our wind farms and the applicable tax credit rate. A variety of operating and economic parameters, including significant transmission constraints, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms resulting in a material adverse impact on our financial condition and results of operations.

In addition, we have tax benefit riders in place in Iowa that provide billing credits to our customers. We have made certain assumptions regarding the timing of the tax benefit riders for accounting purposes. If those assumptions are not accurate, our results of operations and financial condition may be adversely impacted.

Also, if corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings. For example, the new presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We are currently unable to determine what impacts these changes will have on our future financial condition or results of operations, including related impacts to IPL’s and WPL’s retail and wholesale electric and gas rates charged to their customers. However, it is possible that these changes could reduce corporate income tax rates, alter tax depreciation lives and methods, disallow deductions for net interest expense, and impede our ability to fully utilize our net operating loss and credit carryforwards.

Finally, FERC regulates utility income tax policies, including partnership tax policies, which impact our investment in ATC. FERC is currently investigating these income tax policies in addition to rate of return policies as a result of a recent court decision. The results of this investigation may lead to changes in FERC’s income tax policies, which would impact partnership entities, particularly our investment in ATC. We are currently unable to determine what impacts these potential changes will have on our future financial condition or results of operations, however, it is possible that a change could reduce Alliant Energy’s equity earnings and distributions from ATC.

Our pension and other postretirement benefits plans are subject to investment and interest rate risk that could negatively impact our financial condition - We have pension and other postretirement benefits plans that provide benefits to many of our employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of our pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on our financial condition and results of operations.

We face risks related to non-regulated operations - We rely on our non-regulated operations for a portion of our earnings. If our non-regulated investments do not perform at expected levels, we could experience a material adverse impact on our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates), which could be borne by our shareowners. Further, competitors may not be subject to the same operating, regulatory and financial requirements that we are, potentially causing a substantial competitive disadvantage for us. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2016, IPL’s and WPL’s EGUs by primary fuel type were as follows:

IPL	Expected		Primary	Nameplate	Generating
	Retirement or	In-service	Dispatch	Capacity	Capacity
Name of EGU and Location	Fuel Switch (a)	Dates	Type (b)	in MW	in MW (c)
Emery Generating Station (Units 1-3); Mason City, IA	N/A	2004	IN	603	527
M.L. Kapp Generating Station (Unit 2); Clinton, IA	N/A	1967	IN	218	92
Sutherland Generating Station (Units 1,3); Marshalltown, IA	Retire by 6/30/17 (d)	1955-1961	IN	119	99
Fox Lake Generating Station (Units 1,3); Sherburn, MN	Retire by 12/31/17	1950-1962	IN	93	83
Burlington Combustion Turbines (Units 1-4); Burlington, IA	Retire by 12/31/17	1994-1996	PK	79	51
Dubuque Generating Station (Units 3-4); Dubuque, IA	Retire by 6/30/17 (d)	1952-1959	IN	66	59
Grinnell Combustion Turbines (Units 1-2); Grinnell, IA	Retire by 12/31/17	1990-1991	PK	48	36
Red Cedar Combustion Turbine (Unit 1); Cedar Rapids, IA	Retire by 12/31/18	1996	PK	23	11
Total Gas				1,249	958

Ottumwa Generating Station (Unit 1); Ottumwa, IA (e)	N/A	1981	BL	348	326
Lansing Generating Station (Unit 4); Lansing, IA	N/A	1977	BL	275	235
Prairie Creek Generating Station (Units 1,3,4); Cedar Rapids, IA	Units 1 and 3 - fuel switch or retire by 12/31/25; Unit 4 - fuel switch by 12/31/17 (d)	1958-1997	BL	213	147
Burlington Generating Station (Unit 1); Burlington, IA	Fuel switch by 12/31/21 (d)	1968	BL	212	203
George Neal Generating Station (Unit 4); Sioux City, IA (f)	N/A	1979	BL	179	160
George Neal Generating Station (Unit 3); Sioux City, IA (g)	N/A	1975	BL	164	131
Louisa Generating Station (Unit 1); Louisa, IA (h)	N/A	1983	BL	32	29
Total Coal				1,423	1,231

Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	Fuel switch by 12/31/17	1978	PK	189	139
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	N/A	1991	PK	90	69
Centerville Combustion Turbines (Units 1-2); Centerville, IA	Retire by 12/31/17	1990	PK	54	47
Diesel Stations (5 Units); Iowa (i)	Retire by 12/31/17	1963-1966	PK	10	—
Total Oil				343	255

Whispering Willow - East (121 Units); Franklin Co., IA	N/A	2009	IN	200	33
Total Wind				200	33

Total capacity				3,215	2,477

WPL			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU and Location	Expected Retirement (a)	Dates	Type (b)	in MW	in MW (c)
Riverside Energy Center (Units 1-3); Beloit, WI	N/A	2004	IN	675	539
Neenah Energy Facility (Units 1-2); Neenah, WI	N/A	2000	PK	371	283
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (j)	N/A	1994	PK	191	146
Rock River Combustion Turbines (Units 3-6); Beloit, WI	Retire by 12/31/20	1967-1972	PK	169	122
Sheepskin Combustion Turbine (Unit 1); Edgerton, WI	Retire by 12/31/20	1971	PK	42	35
Total Gas				1,448	1,125

Columbia Energy Center (Units 1-2); Portage, WI (k)	N/A	1975-1978	BL	514	495
Edgewater Generating Station (Unit 5); Sheboygan, WI	N/A	1985	BL	414	399
Edgewater Generating Station (Unit 4); Sheboygan, WI (l)	Retire by 12/31/18 (d)	1969	BL	239	191
Total Coal				1,167	1,085

Bent Tree (122 Units); Freeborn Co., MN	N/A	2010-2011	IN	201	32
Cedar Ridge (41 Units); Fond du Lac Co., WI	N/A	2008	IN	68	9
Total Wind				269	41

Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	N/A	1914-1940	IN	32	12
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	N/A	1926-1939	IN	10	6
Total Hydro				42	18

Total capacity				2,926	2,269

(a)
Expected dates for the retirement and fuel switching of these EGUs are subject to change depending on operational, regulatory, market and other factors. The potential retirement of other EGUs within the generation fleet continues to be evaluated. IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of certain of these actions. Final MISO studies could indicate that the retirement of an individual EGU may result in reliability issues and that transmission network upgrades for system reliability are necessary to enable such retirement. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission network upgrades as well as various operational, market and other factors.

(b)
Base load EGUs (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate EGUs (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peak load EGUs (PK) are generally low efficiency, quick response units that run primarily when there is high demand.

(c)	Based on the accredited generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2016 through May 2017.

(d)	Actions and plans for retirement or fuel switch meet requirements specified in IPL’s and WPL’s respective Consent Decree, which are discussed in Note 16(e).

(e)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 680 MW (generating capacity) EGU, which is operated by IPL.

(f)	Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 622 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(g)	Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 466 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(h)	Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 725 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(i)	These EGUs did not receive any accredited generating capacity for the planning period from June 2016 through May 2017.

(j)	Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.

(k)	Represents WPL’s 46.2% ownership interest in this 1,112 MW (nameplate capacity) / 1,072 MW (generating capacity) EGU, which is operated by WPL.

(l)	Represents WPL’s 68.2% ownership interest in this 351 MW (nameplate capacity) / 280 MW (generating capacity) EGU, which is operated by WPL.

At December 31, 2016, IPL owned approximately 17,485 miles of overhead electric distribution line and 2,977 miles of underground electric distribution cable, as well as 564 substation distribution transformers, substantially all of which are located in Iowa. At December 31, 2016, WPL owned approximately 16,222 miles of overhead electric distribution line and 5,481 miles of underground electric distribution cable, as well as 302 substation distribution transformers, substantially all of which are located in Wisconsin.

Gas - IPL’s and WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2016, IPL’s gas distribution facilities included approximately 5,116 miles of gas mains located in Iowa and WPL’s included approximately 4,430 miles of gas mains located in Wisconsin.

Other - IPL’s and WPL’s other property consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s other property also includes steam service assets. Refer to Note 10(b) for information regarding WPL’s lease of Sheboygan Falls from AEF’s Non-regulated Generation business.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2016 were as follows:

Non-regulated Generation - Includes Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL, and the 99 MW (60 Units) Franklin County wind farm in Franklin County, Iowa that was placed in service in 2012. Sheboygan Falls and Franklin County wind farm were accredited with 281 MW and 17 MW, respectively, of generating capacity for MISO’s resource adequacy process for the planning period from June 2016 through May 2017.

Transportation - Includes a short-line railway in Iowa with 114 miles of railroad track, 10 active locomotives and 12 rail-cars; and a barge terminal on the Mississippi River.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2016 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

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

Executive Officers of Alliant Energy

Patricia L. Kampling	57
Ms. Kampling has served as a director since January 2012, and as Chairman of the Board, President and Chief Executive Officer (CEO) since April 2012. She previously served as President and Chief Operating Officer since February 2011.

James H. Gallegos	56
Mr. Gallegos has served as Senior Vice President (VP), General Counsel and Corporate Secretary since February 2015. He previously served as Senior VP and General Counsel since February 2014 and as VP and General Counsel from November 2010 to February 2014.

Douglas R. Kopp	63	Mr. Kopp has served as Senior VP since March 2014. He previously served as VP-Environmental Affairs since January 2013 and as Director-Environmental Affairs from January 2011 to January 2013.
John O. Larsen	53	Mr. Larsen has served as Senior VP since February 2014. He previously served as Senior VP-Generation since January 2010.
Wayne A. Reschke	61	Mr. Reschke has served as Senior VP since February 2016. He previously served as VP since February 2014 and as VP-Human Resources from September 2009 to February 2014.
Robert J. Durian	46
Mr. Durian has served as VP, Chief Financial Officer (CFO) and Treasurer since December 2016. He previously served as VP, Chief Accounting Officer (CAO) and Treasurer since July 2016; VP, CAO and Controller from July 2015 to July 2016; and as Controller and CAO from February 2011 to July 2015.

Benjamin M. Bilitz	42	Mr. Bilitz has served as CAO and Controller since December 2016. He previously served as Controller since July 2016 and as Assistant Controller from March 2011 to July 2016.

Executive Officers of IPL

Patricia L. Kampling	57	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
Douglas R. Kopp	63	Mr. Kopp has served as President since April 2014.
James H. Gallegos	56	Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015.
John O. Larsen	53	Mr. Larsen has served as Senior VP since February 2014.
Wayne A. Reschke	61	Mr. Reschke has served as Senior VP since February 2016.
Robert J. Durian	46	Mr. Durian has served as VP, CFO and Treasurer since December 2016.
Benjamin M. Bilitz	42	Mr. Bilitz has served as CAO and Controller since December 2016.

Executive Officers of WPL

Patricia L. Kampling	57	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen	53	Mr. Larsen has served as President since December 2010.
James H. Gallegos	56	Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015.
Douglas R. Kopp	63	Mr. Kopp has served as Senior VP since March 2014.
Wayne A. Reschke	61	Mr. Reschke has served as Senior VP since February 2016.
Robert J. Durian	46	Mr. Durian has served as VP, CFO and Treasurer since December 2016.
Benjamin M. Bilitz	42	Mr. Bilitz has served as CAO and Controller since December 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price high and low ranges and dividends with respect to Alliant Energy’s common stock were as follows. Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.
Closing sales price at December 31, 2016: $37.89

Shareowners - At December 31, 2016, there were 27,287 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2016, Alliant Energy announced an increase in its targeted 2017 annual common stock dividend to $1.26 per share, which is equivalent to a quarterly rate of $0.315 per share, beginning with the February 2017 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2016 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	3,919	$37.22	—	N/A
November 1 to November 30	3,684	35.76	—	N/A
December 1 to December 31	144	37.14	—	N/A
	7,747	36.52	—

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

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2016 (a)	2015 (a)	2014 (a)	2013	2012
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,320.0	$3,253.6	$3,350.3	$3,276.8	$3,094.5
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	373.8	380.7	385.5	364.2	324.9
Loss from discontinued operations, net of tax	(2.3)	(2.5)	(2.4)	(5.9)	(5.1)
Net income	371.5	378.2	383.1	358.3	319.8
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (b):
Income from continuing operations, net of tax	$1.65	$1.69	$1.74	$1.64	$1.47
Loss from discontinued operations, net of tax	($0.01)	($0.01)	($0.01)	($0.02)	($0.03)
Net income	$1.64	$1.68	$1.73	$1.62	$1.44
Common shares outstanding at year-end (000s) (b)	227,674	226,918	221,871	221,887	221,975
Dividends declared per common share (b)	$1.175	$1.10	$1.02	$0.94	$0.90
Market value per share at year-end (b)	$37.89	$31.225	$33.21	$25.80	$21.955
Book value per share at year-end (b)	$16.96	$16.41	$15.50	$14.79	$14.12
Market capitalization at year-end	$8,626.6	$7,085.5	$7,368.3	$5,724.7	$4,873.5
Other Selected Financial Data:
Cash flows from operating activities	$859.6	$871.2	$891.6	$731.0	$841.1
Construction and acquisition expenditures	$1,196.8	$1,034.3	$902.8	$798.3	$1,158.1
Total assets at year-end	$13,373.8	$12,495.2	$12,063.5	$11,092.5	$10,766.0
Long-term obligations, net	$4,325.1	$3,837.0	$3,768.7	$3,318.2	$3,122.0

IPL
Operating revenues	$1,820.4	$1,774.5	$1,848.1	$1,818.8	$1,650.3
Earnings available for common stock	215.6	186.0	181.6	172.0	145.7
Cash dividends declared on common stock	151.9	140.0	140.0	128.1	122.9
Cash flows from operating activities	361.9	385.0	406.1	232.6	291.0
Total assets	7,304.7	6,709.1	6,450.2	5,793.9	5,446.8
Long-term obligations, net	2,154.0	1,857.4	1,758.6	1,549.5	1,353.7

WPL
Operating revenues	$1,459.1	$1,435.1	$1,449.1	$1,406.3	$1,392.0
Earnings available for common stock	190.4	176.3	180.4	177.5	169.4
Cash dividends declared on common stock	135.0	126.9	118.7	116.3	112.0
Cash flows from operating activities	521.4	449.8	424.4	423.3	427.4
Total assets	5,290.3	5,270.4	5,117.6	4,796.2	4,754.4
Long-term obligations, net	1,623.2	1,624.2	1,658.3	1,423.2	1,426.3

(a)	Refer to “Results of Operations” in MDA for discussion of the 2016, 2015 and 2014 results of operations.

(b)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.

Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL’s and WPL’s common stock outstanding, respectively. As such, earnings per share data is not disclosed herein for IPL and WPL.

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

EXECUTIVE OVERVIEW

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, AEF and Corporate Services. IPL and WPL are public utilities, and AEF is the parent company for Alliant Energy’s non-regulated businesses and holds all of Alliant Energy’s investment in ATC. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (AEF)
- Retail electric and gas services in WI (WPL)		- Non-regulated Generation (AEF)
- 16% interest in ATC (ATI) (a)		- Parent Company
- Wholesale electric service in MN, IL & IA (IPL)
- Wholesale electric service in WI (WPL)
- Corporate Services

(a)	At December 31, 2016, ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s investment in ATC, a transmission-only utility operating primarily in the Midwest.

Utilities, ATC and Corporate Services - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including natural gas, renewable resources and coal. The output from these EGUs, supplemented with purchased power, is used to provide electric service to approximately 960,000 electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 410,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utilities, ATC and Corporate Services business are sensitive to various external factors including, but not limited to, the amount and timing of rates approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Business and Parent - AEF manages various businesses including Non-regulated Generation (Sheboygan Falls and the Franklin County wind farm), Transportation (short-line railway and barge transportation services) and several other modest investments.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2016		2015
	Income (Loss)	EPS (a)	Income (Loss)	EPS (a)
Continuing operations:
Utilities, ATC and Corporate Services	$420.4	$1.85	$374.5	$1.66
Non-regulated and Parent	(46.6)	(0.20)	6.2	0.03
Income from continuing operations	373.8	1.65	380.7	1.69
Loss from discontinued operations	(2.3)	(0.01)	(2.5)	(0.01)
Net income	$371.5	$1.64	$378.2	$1.68

(a) Amounts reflect the effects of a two-for-one stock split distributed in May 2016. Refer to Note 7 for additional details.

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

Lower net income and EPS from continuing operations in 2016 compared to 2015 was primarily due to asset valuation charges related to the Franklin County wind farm in 2016, partially offset by higher electric and gas margins, higher AFUDC (primarily related to Marshalltown) and losses on sales of IPL’s Minnesota electric and gas distribution assets in 2015.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during 2016, 2015 and 2014.

2016 Overview - In 2016, Alliant Energy, IPL and WPL focused on achieving financial objectives and executing their strategic plan. Key developments in 2016 include the following:

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

•
Franklin County Wind Farm - In addition to IPL’s expansion of wind generation discussed above, in February 2017, FERC issued an order approving the transfer of the 99 MW Franklin County wind farm from AEF to IPL. Alliant Energy and IPL currently expect to complete this transfer in 2017.

•
IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation and transfer of the 99 MW Franklin County wind farm to IPL in 2017 discussed above, IPL and WPL are each exploring options to own and operate up to 200 MW of additional new wind generation.

•
WPL’s Construction of the Riverside Expansion - In May 2016, WPL received an order from the PSCW authorizing WPL to construct an approximate 730 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. After receiving the final necessary regulatory approvals and permits in the third quarter of 2016, WPL began constructing the Riverside expansion. WPL currently expects to place the Riverside expansion in service by early 2020. In November 2016, various electric cooperatives notified WPL of their intent to exercise their options to acquire approximately 65 MW of the Riverside expansion while the EGU is being constructed. As a result of the various electric cooperatives funding a portion of the capital expenditures during construction, WPL’s estimated portion of capital expenditures is expected to be approximately $640 million.

•
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas rates of $9 million, or approximately 13%. These increases are effective January 1, 2017 and extend through the end of 2018. The order included a return on common equity of 10.0% and continues a regulatory return on common equity sharing mechanism, whereby WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2017 and 2018 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 11.00%, and 100% of any excess earnings above 11.00%.

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015. In October 2016, in response to MISO’s and the MISO transmission owners’ request, FERC ordered the related refunds to be issued no later than July 2017. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and recommended a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. A final decision from FERC on the second complaint is currently expected in the first half of 2017. As a result of the two MISO complaints, Alliant Energy and WPL have realized a cumulative $24 million of reductions in the amounts of equity income from ATC through December 31, 2016, including $9 million realized in 2016.

•
Transfer of ATC Investment - In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. On December 31, 2016, pursuant to the PSCW order, the investment in ATC was transferred to ATI. Refer to Note 6(a) for further discussion.

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

Future Developments - In 2017 and beyond, the following includes key items expected to impact Alliant Energy, IPL and WPL:

•
Planned Utility Rate Case - IPL currently expects to make a retail electric rate filing in the second quarter of 2017 based on a 2016 historical Test Year. Refer to “Rate Matters” for further discussion.

2017 Forecast - In 2017, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue up to $150 million of common stock in 2017 through one or more offerings and its Shareowner Direct Plan. Both IPL and WPL currently expect to receive capital contributions of approximately $150 million from their parent company, Alliant Energy, in 2017. IPL and WPL currently expect to issue up to $250 million and $300 million, respectively, of long-term debt securities in 2017.

•
Common Stock Dividends - Alliant Energy announced an increase in its targeted 2017 annual common stock dividend to $1.26 per share, which is equivalent to a quarterly rate of $0.315 per share, beginning with the February 2017 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors. In addition, IPL and WPL currently expect to pay common stock dividends of approximately $156 million and $126 million, respectively, to their parent company in 2017.

•
Utility Electric Margins - Alliant Energy, IPL and WPL currently expect an increase in electric margins in 2017 compared to 2016 as a result of base rate increases in effect from WPL’s recent retail electric rate case and IPL’s planned retail electric rate case. Refer to “Rate Matters” for further discussion of these rate cases.

•
Other Operation and Maintenance Expenses - Alliant Energy currently expects its other operation and maintenance expenses to increase in 2017 compared to 2016 primarily due to IPL’s Marshalltown facility, which is expected to be placed in service in April 2017, as well as higher energy delivery infrastructure maintenance expenditures. Also contributing to the increase are energy efficiency regulatory amortizations at WPL, which will be offset by increases in WPL’s base rates as discussed in “Rate Matters.”

•
Depreciation and Amortization Expenses - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2017 compared to 2016 due to property additions, including various environmental controls projects at IPL and WPL placed in service in 2016 and IPL’s Marshalltown facility, which is expected to be placed in service in April 2017. Refer to “Rate Matters” for discussion of updated depreciation rates for WPL effective January 1, 2017 as a result of a recently completed depreciation study.

•	Interest Expense - Alliant Energy currently expects its interest expense to increase in 2017 compared to 2016 due to financings completed in 2016 and planned in 2017 as discussed above.

RESULTS OF OPERATIONS

Overview
Alliant Energy - “Executive Overview” provides an overview of Alliant Energy’s 2016 and 2015 earnings and the various components of its business.

IPL - Earnings available for common stock increased $30 million in 2016 and $4 million in 2015. The 2016 increase was due to higher AFUDC in 2016 related to Marshalltown, lower retail electric customer billing credits, losses recorded in 2015 related to IPL’s sales of its Minnesota electric and natural gas distribution assets and higher income tax benefits. These items were partially offset by higher depreciation and interest expenses. The 2015 increase was the result of lower retail electric customer billing credits and lower purchased electric capacity expense related to the previous DAEC PPA. These items were substantially offset by lower retail electric and gas sales due to changes in temperatures in IPL’s service territory, losses recorded in 2015 related to IPL’s sales of its Minnesota electric and natural gas distribution assets, higher depreciation expense and lower income tax benefits.

WPL - Earnings available for common stock increased $14 million in 2016 and decreased $4 million in 2015. The 2016 increase was due to higher retail electric sales, partially offset by higher depreciation expense. The 2015 decrease was the result of lower retail electric and gas sales due to changes in temperatures in WPL’s service territory. This was partially offset by changes in electric fuel-related costs, net of recoveries in 2015 compared to 2014.

Additional details of Alliant Energy’s, IPL’s and WPL’s 2016, 2015 and 2014 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, purchased power and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in such expenses. These electric margins may not be comparable to how other entities define utility margin. Electric margins and MWh sales were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential (c)	$1,001.1	$983.0	2%	$994.5	(1%)	7,152	7,271	(2%)	7,697	(6%)
Commercial (c)	712.6	667.8	7%	658.0	1%	6,545	6,374	3%	6,449	(1%)
Industrial (c)	787.1	763.4	3%	735.1	4%	10,702	10,820	(1%)	10,813	—%
Industrial - co-generation	64.0	59.9	7%	63.9	(6%)	940	915	3%	1,008	(9%)
Retail subtotal (c)	2,564.8	2,474.1	4%	2,451.5	1%	25,339	25,380	—%	25,967	(2%)
Sales for resale:
Wholesale (c)	256.6	221.0	16%	206.6	7%	4,039	3,614	12%	3,586	1%
Bulk power and other	10.1	28.5	(65%)	2.9	883%	360	1,228	(71%)	335	267%
Other	44.0	46.9	(6%)	52.6	(11%)	100	129	(22%)	155	(17%)
Total revenues/sales	2,875.5	2,770.5	4%	2,713.6	2%	29,838	30,351	(2%)	30,043	1%
Electric production fuel expense	408.1	463.6	(12%)	443.9	4%
Purchased power expense	445.9	374.1	19%	433.3	(14%)
Electric transmission service expense	527.9	485.3	9%	447.5	8%
Electric margins (d)	$1,493.6	$1,447.5	3%	$1,388.9	4%

IPL	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential (c)	$536.7	$540.3	(1%)	$556.4	(3%)	3,633	3,843	(5%)	4,164	(8%)
Commercial (c)	445.4	416.3	7%	410.2	1%	4,159	4,059	2%	4,099	(1%)
Industrial (c)	396.4	393.7	1%	394.6	—%	5,791	6,007	(4%)	6,124	(2%)
Industrial - co-generation	64.0	59.9	7%	63.9	(6%)	940	915	3%	1,008	(9%)
Retail subtotal (c)	1,442.5	1,410.2	2%	1,425.1	(1%)	14,523	14,824	(2%)	15,395	(4%)
Sales for resale:
Wholesale (c)	94.2	56.4	67%	32.2	75%	1,360	845	61%	485	74%
Bulk power and other	3.6	5.1	(29%)	2.1	143%	46	178	(74%)	59	202%
Other	29.4	32.1	(8%)	33.9	(5%)	41	67	(39%)	81	(17%)
Total revenues/sales	1,569.7	1,503.8	4%	1,493.3	1%	15,970	15,914	—%	16,020	(1%)
Electric production fuel expense	159.1	194.5	(18%)	231.5	(16%)
Purchased power expense	271.4	233.9	16%	265.8	(12%)
Electric transmission service expense	359.7	328.2	10%	323.4	1%
Electric margins (d)	$779.5	$747.2	4%	$672.6	11%

WPL	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential	$464.4	$442.7	5%	$438.1	1%	3,519	3,428	3%	3,533	(3%)
Commercial	267.2	251.5	6%	247.8	1%	2,386	2,315	3%	2,350	(1%)
Industrial	390.7	369.7	6%	340.5	9%	4,911	4,813	2%	4,689	3%
Retail subtotal	1,122.3	1,063.9	5%	1,026.4	4%	10,816	10,556	2%	10,572	—%
Sales for resale:
Wholesale	162.4	164.6	(1%)	174.4	(6%)	2,679	2,769	(3%)	3,101	(11%)
Bulk power and other	6.5	23.4	(72%)	0.8	2,825%	314	1,050	(70%)	276	280%
Other	14.6	14.8	(1%)	18.7	(21%)	59	62	(5%)	74	(16%)
Total revenues/sales	1,305.8	1,266.7	3%	1,220.3	4%	13,868	14,437	(4%)	14,023	3%
Electric production fuel expense	249.0	269.1	(7%)	212.4	27%
Purchased power expense	174.5	140.2	24%	167.5	(16%)
Electric transmission service expense	168.2	157.1	7%	124.1	27%
Electric margins	$714.1	$700.3	2%	$716.3	(2%)

(a)	Reflects the % change from 2015 to 2016. (b) Reflects the % change from 2014 to 2015.

(c)
On July 31, 2015, IPL sold its electric distribution assets in Minnesota. Prior to the asset sale, the related electric sales are included in residential, commercial and industrial retail sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(d)
Includes $64 million, $72 million and $85 million of electric tax benefit rider credits on IPL’s Iowa retail electric customers’ bills for 2016, 2015 and 2014, respectively. The electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2016, 2015 and 2014.

Variances - Variances between periods in electric margins were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Higher revenues at IPL due to lower retail electric customer billing credits related to the approved retail electric base rate freeze through 2016 (Refer to Note 2 for details)	$15	$15	$—
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	15	10	5
Higher revenues at IPL due to fewer electric tax benefit rider credits on customers’ bills (Refer to Note 2 for details)	8	8	—
Higher electric transmission service expense at WPL (Refer to “Electric Transmission Service Expense” below for details)	(11)	—	(11)
Other (a)	19	(1)	20
	$46	$32	$14

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher revenues at IPL due to lower retail electric customer billing credits related to the approved retail electric base rate freeze (Refer to Note 2 for details)	$48	$48	$—
Lower purchased electric capacity expense at IPL attributed to the previous DAEC PPA, which ended in February 2014	25	25	—
Higher revenues at IPL due to fewer electric tax benefit rider credits on customers’ bills (Refer to Note 2 for details)	13	13	—
Changes in electric fuel-related costs, net of recoveries at WPL (Refer to “Electric Production Fuel and Purchased Power (Fuel-related) Expenses” below for details)	11	—	11
Higher revenues at WPL from the impact of increased sales volumes approved in its retail electric base rate case for 2015 (b)	9	—	9
Higher electric transmission service expense at WPL (Refer to “Electric Transmission Service Expense” below for details)	(33)	—	(33)
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	(19)	(10)	(9)
Other (a)	5	(1)	6
	$59	$75	($16)

(a)	Includes increases in temperature-normalized retail sales volumes at WPL in 2016 and 2015. Refer to “Sales Trends” below for more information.

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

	Actual
	2016	2015	2014	Normal
HDD:
Cedar Rapids, Iowa (IPL)	5,933	6,300	7,657	6,798
Madison, Wisconsin (WPL)	6,420	6,667	7,884	7,082
CDD:
Cedar Rapids, Iowa (IPL)	971	732	670	766
Madison, Wisconsin (WPL)	780	665	620	662

Estimated increases (decreases) to electric margins from the impacts of temperatures were as follows (in millions):

	2016	2015	2014
IPL	$3	($7)	$3
WPL	1	(4)	5
Total Alliant Energy	$4	($11)	$8

Sales Trends - Alliant Energy’s retail sales volumes remained unchanged in 2016 and decreased 2% in 2015. During 2016, WPL’s retail sales volumes increased due to the impact of temperatures on residential and commercial sales resulting in higher cooling demand in 2016, an extra day of retail sales during the first quarter of 2016 due to the leap year and higher commercial and industrial sales driven by customer expansions. This increase was offset by a decrease in IPL’s retail sales volumes primarily related to IPL’s sale of its Minnesota electric distribution assets in 2015. The decrease in IPL’s retail sales was partially offset by the impact of temperatures on residential and commercial sales resulting in higher cooling demand in 2016, an extra day of retail sales during the first quarter of 2016 due to the leap year and an increase in commercial sales driven by customer expansion.

The 2015 decrease was primarily due to the impact of temperatures on residential and commercial sales resulting in lower heating demand in 2015 compared to 2014 and decreased retail sales related to IPL’s sale of its Minnesota electric distribution assets in 2015. WPL’s industrial sales volumes increased 3% in 2015 primarily due to production expansion at one of its industrial customers.

Alliant Energy’s wholesale sales volumes increased 12% in 2016 and 1% in 2015. The increases were primarily due to additional sales from IPL’s wholesale power supply agreement with Southern Minnesota Energy Cooperative effective August 1, 2015. The increases were partially offset by decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market. Refer to “Other Future Considerations” for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements.

Alliant Energy’s bulk power and other sales volume changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Electric Production Fuel and Purchased Power (Fuel-related) Expenses - Fossil fuels, such as natural gas and coal, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to purchased power expense.

Due to IPL’s cost recovery mechanisms for fuel-related expenses, changes in fuel-related expenses resulted in comparable changes in electric revenues, and therefore, did not have a significant impact on Alliant Energy’s and IPL’s electric margins. WPL’s cost recovery mechanism for wholesale fuel-related expenses also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on Alliant Energy’s and WPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increase (decrease) to electric margins from amounts within the bandwidth were approximately $6 million, $6 million and ($5) million in 2016, 2015, and 2014, respectively. Refer to Note 2 for discussion of deferred fuel-related costs that were outside the approved bandwidth incurred in 2016, 2015 and 2014.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of risks associated with increased fuel-related expenses on WPL’s electric margins. Refer to “Rate Matters” and Note 1(g) for additional information relating to recovery mechanisms for fuel-related expenses.

2016 vs. 2015 Summary - Alliant Energy’s electric production fuel expense decreased $56 million in 2016 primarily due to lower dispatch of IPL’s and WPL’s coal-fired EGUs during 2016 due to lower wholesale energy market prices and WPL’s retirement of Nelson Dewey Units 1 and 2 in December 2015. The decrease was also due to changes in the under-/over-collection of fuel-related expenses at IPL and lower natural gas prices. These items were partially offset by changes in the under-/over-collection of fuel-related expenses that were outside the approved bandwidth at WPL.

Alliant Energy’s purchased power expense increased $72 million in 2016 primarily due to increased volumes purchased resulting from lower dispatch of IPL’s and WPL’s coal-fired EGUs during 2016.

2015 vs. 2014 Summary - Alliant Energy’s electric production fuel expense increased $20 million in 2015 primarily due to changes in the under-/over-collection of fuel-related expenses that were outside the approved bandwidth at WPL. These items were partially offset by lower dispatch of IPL’s coal-fired EGUs during 2015 and changes in the under-/over-collection of fuel-related expenses at IPL.

Alliant Energy’s purchased power expense decreased $59 million in 2015 primarily due to lower prices for electricity purchased by IPL and WPL from MISO wholesale energy markets and decreased volumes purchased due to lower electric sales. The decrease was also due to purchased electric capacity expense at IPL attributed to the previous DAEC PPA, which expired in February 2014.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO primarily due to increased electric transmission service rates	$35	$18	$17
Changes at IPL in the under-/over-collection of electric transmission service expense through the transmission cost rider (a)	12	12	—
Changes in WPL’s costs deferred pursuant to escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates (a)	(7)	—	(7)
Other	3	2	1
	$43	$32	$11

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO primarily due to increased electric transmission service rates	$18	$6	$12
WPL escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates (a)	21	—	21
Other	(1)	(1)	—
	$38	$5	$33

(a)	Refer to Notes 1(g) and 2 for additional information relating to recovery of electric transmission service expenses.

Refer to “Other Future Considerations” for additional information on sales trends and electric transmission service expense. Refer to “Rate Matters” and Note 2 for information on electric rate increases in 2017.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. These gas margins may not be comparable to how other entities define utility margin. Gas margins and Dth sales were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential	$197.6	$215.1	(8%)	$287.5	(25%)	25,571	26,672	(4%)	31,718	(16%)
Commercial	109.6	120.5	(9%)	172.8	(30%)	18,820	18,966	(1%)	23,301	(19%)
Industrial	15.2	14.3	6%	23.4	(39%)	3,352	2,997	12%	3,710	(19%)
Retail subtotal	322.4	349.9	(8%)	483.7	(28%)	47,743	48,635	(2%)	58,729	(17%)
Transportation/other	33.0	31.3	5%	33.8	(7%)	77,485	74,162	4%	64,717	15%
Total revenues/sales	355.4	381.2	(7%)	517.5	(26%)	125,228	122,797	2%	123,446	(1%)
Cost of gas sold	194.3	219.1	(11%)	327.8	(33%)
Gas margins (c)	$161.1	$162.1	(1%)	$189.7	(15%)

IPL	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential	$110.6	$120.0	(8%)	$162.5	(26%)	13,788	14,472	(5%)	17,839	(19%)
Commercial	61.9	67.9	(9%)	96.1	(29%)	10,143	10,166	—%	12,641	(20%)
Industrial	10.6	10.5	1%	17.4	(40%)	2,299	2,239	3%	2,804	(20%)
Retail subtotal	183.1	198.4	(8%)	276.0	(28%)	26,230	26,877	(2%)	33,284	(19%)
Transportation/other	20.9	18.9	11%	20.5	(8%)	37,158	34,129	9%	31,377	9%
Total revenues/sales	204.0	217.3	(6%)	296.5	(27%)	63,388	61,006	4%	64,661	(6%)
Cost of gas sold	111.0	123.3	(10%)	185.5	(34%)
Gas margins (c)	$93.0	$94.0	(1%)	$111.0	(15%)

WPL	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2016	2015	(a)	2014	(b)	2016	2015	(a)	2014	(b)
Residential	$87.0	$95.1	(9%)	$125.0	(24%)	11,783	12,200	(3%)	13,879	(12%)
Commercial	47.7	52.6	(9%)	76.7	(31%)	8,677	8,800	(1%)	10,660	(17%)
Industrial	4.6	3.8	21%	6.0	(37%)	1,053	758	39%	906	(16%)
Retail subtotal	139.3	151.5	(8%)	207.7	(27%)	21,513	21,758	(1%)	25,445	(14%)
Transportation/other	12.1	12.4	(2%)	13.3	(7%)	40,327	40,033	1%	33,340	20%
Total revenues/sales	151.4	163.9	(8%)	221.0	(26%)	61,840	61,791	—%	58,785	5%
Cost of gas sold	83.3	95.8	(13%)	142.3	(33%)
Gas margins	$68.1	$68.1	—%	$78.7	(13%)

(a)	Reflects the % change from 2015 to 2016. (b) Reflects the % change from 2014 to 2015.

(c)
Includes $12 million of gas tax benefit rider credits on IPL’s Iowa retail gas customers’ bills for each of 2016, 2015 and 2014. The gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2016, 2015 and 2014.

Variances - Variances between periods in gas margins were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	($3)	($2)	($1)
Other	2	1	1
	($1)	($1)	$—

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	($14)	($7)	($7)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(9)	(9)	—
Lower revenues at WPL due to the impact of changes in retail gas base rates effective January 2015	(4)	—	(4)
Other	(1)	(1)	—
	($28)	($17)	($11)

(a)	Changes in gas energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

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

	2016	2015	2014
IPL	($4)	($2)	$5
WPL	(3)	(2)	5
Total Alliant Energy	($7)	($4)	$10

Cost of Gas Sold - Alliant Energy’s cost of gas sold decreased $25 million in 2016 and $109 million in 2015. The decrease in 2016 was primarily due to lower natural gas prices. The decrease in 2015 was primarily due to lower retail gas volumes at IPL and WPL caused by temperatures discussed above and lower natural gas prices. Refer to Note 1(g) for additional information relating to natural gas cost recoveries.

Refer to Note 2 for information on gas rate increases in 2017.

Other Utility Revenues - Variances between periods in utility other revenues were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Lower steam sales	($3)	($3)	$—
Other	(6)	(4)	(3)
	($9)	($7)	($3)

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Lower margins from IPL’s sharing mechanism related to optimizing gas capacity contracts (a)	($5)	($5)	$—
Other	(3)	—	(3)
	($8)	($5)	($3)

(a)
Approximately 50% of all margins earned from IPL’s sharing mechanism relating to optimizing gas capacity contracts flow through the gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were higher than normal in 2014.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues decreased $9 million in 2015, primarily due to decreased revenues at Transportation resulting from decreased demand for freight, barge and transfer services.

Asset Valuation Charges for Franklin County Wind Farm - Refer to Note 3 for details of asset valuation charges recorded in 2016 by Alliant Energy for the Franklin County wind farm.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($15)	$—	($15)
Losses on sales of IPL’s Minnesota distribution assets recorded in 2015 (Refer to Note 3 for details)	(14)	(14)	—
Voluntary employee separation charges in 2015 (Refer to Note 12(a) for details)	(8)	(5)	(3)
Higher bad debt expense at IPL (b)	9	9	—
Higher stock-based performance compensation expense (Refer to Note 12(b) for details)	7	4	3
Higher employee benefits-related expense (c)	7	5	2
Other (includes lower costs due to cost controls and operational efficiencies)	(9)	(5)	(3)
	($23)	($6)	($16)

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($38)	$—	($38)
Lower generation expense (d)	(13)	(2)	(11)
Changes in energy efficiency expense at IPL (e)	(5)	(5)	—
Losses on sales of IPL’s Minnesota distribution assets recorded in 2015 (Refer to Note 3 for details)	14	14	—
Higher employee benefits-related expense (c)	14	7	7
Voluntary employee separation charges in 2015 (Refer to Note 12(a) for details)	8	5	3
Other (includes lower costs due to cost controls and operational efficiencies)	(16)	(10)	(3)
	($36)	$9	($42)

(a)
The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015 and 2016. The July 2012 PSCW order for WPL’s 2013/2014 Test Period electric and gas base rate case authorized changes in energy efficiency cost recovery amortizations for 2014. Regulatory amortizations at WPL related to energy efficiency costs were ($11) million, $4 million and $42 million in 2016, 2015 and 2014, respectively.

(b)	Primarily due to an increase in IPL’s allowance for doubtful accounts as a result of increases in past due accounts receivable.

(c)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs in 2016 were largely due to lower than expected returns on plan assets in 2015. The increased retirement plan costs in 2015 were largely due to decreases in discount rates and a change to life expectancy assumptions in 2014.

(d)	Primarily due to the timing and extent of maintenance projects at IPL’s and WPL’s EGUs.

(e)	Changes in IPL’s energy efficiency expense were offset by changes in electric and gas energy efficiency revenues.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Higher amortization expense from the new customer billing and information system placed in service in 2015	$8	$4	$4
Lower depreciation expense from the sale of IPL’s Minnesota distribution assets in 2015	(3)	(3)	—
Other (includes the impact of property additions)	5	3	4
	$10	$4	$8

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher depreciation expense for IPL’s Ottumwa Unit 1 scrubber and baghouse placed in service in 2014	$5	$5	$—
Other (includes the impact of other property additions)	8	5	3
	$13	$10	$3

Interest Expense - Variances between periods in interest expense were as follows (in millions):

2016 vs. 2015 Summary:	Alliant Energy	IPL	WPL
Higher interest expense from the issuance of IPL’s $250 million, 3.4% senior debentures in August 2015	$5	$5	$—
Other	4	1	(1)
	$9	$6	($1)

2015 vs. 2014 Summary:	Alliant Energy	IPL	WPL
Higher interest expense from the issuance of WPL’s $250 million, 4.1% debentures in October 2014	$8	$—	$8
Higher interest expense from the issuance of IPL’s $250 million, 3.25% senior debentures in November 2014	8	8	—
Lower interest expense from the retirement of Alliant Energy’s $250 million, 4% senior notes in October 2014	(8)	—	—
Other	(1)	(1)	(2)
	$7	$7	$6

Refer to Note 9 for additional details of debt.

Equity Income from Unconsolidated Investments, Net - In 2016, Alliant Energy’s and WPL’s equity income from unconsolidated investments increased $6 million and $5 million, respectively, primarily due to higher ATC income and lower reserves for rate refunds recorded at ATC in 2016 compared to 2015. In 2015, Alliant Energy’s and WPL’s equity income from unconsolidated investments decreased $7 million and $8 million, respectively, primarily due to reserves for rate refunds recorded at ATC in 2015. Refer to “Other Future Considerations” for discussion of a complaint pending with FERC regarding the level of return on equity that MISO transmission owners (including ATC) should be allowed to utilize in calculating the rates they charge their customers. Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI.

AFUDC - Refer to Note 3 for details of AFUDC recognized in 2016, 2015 and 2014.

Income Taxes - Refer to Note 11 for details of effective income tax rates for continuing operations.

Loss from Discontinued Operations, Net of Tax - Refer to Note 19 for discussion of discontinued operations.

STRATEGIC OVERVIEW

Strategic Plan - The strategic plan focuses on creating customer growth and value across IPL’s and WPL’s service territories. Customers have evolving expectations and access to increasingly competitive alternatives for energy. As a result, providing customized energy solutions while aggressively managing customer prices remains at the center of the strategic plan. Successful implementation of the strategic plan will result in increased earnings for Alliant Energy, IPL and WPL while limiting cost increases for IPL’s and WPL’s customers. The strategic plan is built upon two key elements: Growth and Optimization.

Growth - The growth element of the strategic plan includes accelerating the growth of customers’ electric and gas usage and expanding the portfolio of energy resources with additional clean and renewable energy. Increasing electric and gas usage in IPL’s and WPL’s service territories is expected to help minimize individual customer prices, and expanding clean and renewable energy will help customers meet sustainability objectives and reduce Alliant Energy’s carbon emissions.

Accelerate Electric and Gas Growth - Actions to accelerate the growth of customers’ electric and gas usage include: retention of current customers and growth of new customers, economic development opportunities designed to attract new customers, and efforts to promote additional markets for electricity and gas, such as the electrification of the transportation sector (e.g. electric vehicles).

To help support retention and growth of current customers, the strategic plan focuses on promoting energy efficiency and using new and existing technologies and customized energy solutions, which are expected to help reduce energy costs, provide flexibility, increase productivity and help customers achieve sustainability objectives.

Economic development across Iowa and Wisconsin is focused on attracting new businesses by providing planning resources and energy solutions that encourage companies to invest in IPL’s and WPL’s service territories. For example, the Big Cedar

Industrial Center announced in November 2016 is a 1,300 acre rail-served manufacturing and industrial site in Iowa. This ready-to-build site is in close proximity to regional airport and interstate freeways and offers access to IPL’s electric and gas services. In addition, investments are expected to be made to extend various gas transmission and distribution systems in IPL’s and WPL’s service territories to serve new customer demand for natural gas.

Expand Clean and Renewable Energy - The expansion of clean and renewable energy contributes to a more diverse energy portfolio and reduces emissions from EGUs. Alliant Energy is currently constructing two highly efficient natural gas-fired combined-cycle EGUs and is also focused on expanding its renewable generation portfolio with wind and solar. These new generation projects are expected to increase customer access to low-cost energy resources, and also support the retirement of various older, smaller and less efficient coal-fired EGUs, resulting in Alliant Energy reducing its carbon emissions and helping customers meet sustainability initiatives.

Optimization - The second key element of the strategic plan focuses resources on providing reliable electric and natural gas service to customers in IPL’s and WPL’s service territories through continued modernization of the power grid and gas distribution system and optimization of the generation fleet. Modernizing and optimizing the distribution and generation assets is expected to maximize the value of Alliant Energy’s existing infrastructure, expand customer options, and be more price-competitive and market-responsive for customers. For example, customer engagement initiatives include new pricing options and enhanced communication through mobile devices for customers.

Alliant Energy is modernizing the power grid to accommodate a growing two-way flow of electricity and information. This includes targeting investments in replacing and upgrading aging infrastructure in the electric distribution system. This also includes making investments in advanced metering infrastructure and a customer billing and information system, which support the integration of new technologies, as well as improving the security, reliability and resiliency of the power grid.

Since 2010, Alliant Energy has retired or fuel-switched approximately one-third of its older, smaller, less efficient and more costly coal-fired EGUs, and has made investments in its newer, more efficient coal-fired EGUs. Alliant Energy is also investing in responsive and cost-effective natural gas-fired generation, which complements its growing investments in renewable energy. These investments are expected to help reduce cost and provide competitively-priced electricity for customers.

Generation Plans - A diversified fuel mix for EGUs is important to meeting the energy needs of customers and also recognizes the importance of using resources in efficient and environmentally responsible ways for the benefit of future generations. The current strategic plan includes the following portfolio of energy resources:

•	Natural gas - constructing and/or converting to natural gas-fired EGUs.

•	Renewables - operating wind farms, solar projects and hydroelectric generators, as well as developing future wind sites and solar projects.

•	PPAs - purchasing electricity to meet a portion of customers’ demand for electricity, including wind, solar power and nuclear generation PPAs.

•
Coal - implementing environmental controls and generation performance and reliability improvements at newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs.

Increasing levels of energy produced by natural gas-fired EGUs, wind farms and other renewable energy resources, and installing environmental controls at the more efficient coal-fired EGUs, result in significant environmental benefits. As a result of these efforts, SO2 and NOx emissions are currently expected to be reduced by approximately 90% and 80%, respectively, from 2005 levels by 2020. Mercury emissions are currently expected to be reduced by approximately 90% from 2009 levels by 2020. CO2 emissions have been reduced by approximately 22% from 2005 levels and are currently expected to be reduced by 40% from 2005 levels by 2030.

Generation plans are reviewed and updated as deemed necessary and in accordance with regulatory requirements. Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that could influence those evaluations. Environmental compliance plans have also been developed to ensure cost effective compliance with current and proposed environmental laws and regulations impacting existing EGUs. Some of the external factors impacting these plans include regulatory policies and decisions; changes in long-term projections of customer demand; availability and cost effectiveness of different generation and emission reduction technologies; developments related to environmental regulations; settlements reached with environmental agencies and citizens groups; forward market prices for fossil fuels and electricity; market conditions for obtaining financing; developments related to federal and state renewable portfolio standards; environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources; and federal and state tax incentives. Refer to “Environmental Matters” for details of current and proposed environmental regulations and requirements.

Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - In 2013, the IUB issued an order approving a siting certificate and establishing rate-making principles for IPL’s construction of an approximate 650 MW natural gas-fired combined-cycle EGU in Marshalltown, Iowa, referred to as Marshalltown. In 2013, IPL accepted the IUB’s rate-making principles, which include the following:

•	An 11% return on common equity for the 35-year depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to the construction of Marshalltown.

•	The application of double leverage is deferred until IPL’s next retail electric base rate case, which is expected to be filed in the second quarter of 2017 based on a 2016 historical Test Year.

IPL began constructing Marshalltown in 2014 after receiving the final necessary regulatory approvals and permits, and expects to place the EGU in service in April 2017. Capital expenditures are currently estimated to be approximately $670 million to construct the EGU and a pipeline to supply natural gas to the EGU, excluding transmission network upgrades and AFUDC.

Marshalltown will replace energy and capacity being eliminated with the planned 2017 retirements of Sutherland Units 1 and 3, Fox Lake Units 1 and 3, Burlington Combustion Turbines Units 1-4, Dubuque Units 3 and 4, Centerville Combustion Turbines Units 1 and 2, and Grinnell Combustion Turbines Units 1 and 2, which in aggregate have a nameplate capacity of approximately 460 MW.

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

ITC is constructing the majority of the required transmission network upgrades for Marshalltown and has elected to pursue an option under the terms of MISO’s Attachment “X” tariff to self-fund these transmission network upgrades. As a result, ITC will incur the capital expenditures to construct the transmission network upgrades and include a direct charge for such transmission network upgrade costs as part of its electric transmission service costs billed to IPL as the owner of Marshalltown.

Refer to Note 3 for further discussion of Marshalltown.

WPL’s Construction of the Riverside Expansion - In 2016, WPL received an order from the PSCW authorizing WPL to construct an approximate 730 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. In 2016, WPL executed a design, engineering, procurement and construction contract for the Riverside expansion. After receiving the final necessary regulatory approvals and permits in the third quarter of 2016, WPL began constructing the Riverside expansion. WPL currently expects to place the EGU in service by early 2020. WPL’s estimated portion of capital expenditures is expected to be approximately $640 million. The capital expenditures include costs to construct the EGU and a pipeline to supply natural gas to the EGU, and exclude transmission network upgrades and AFUDC.

The Riverside expansion will replace energy and capacity being eliminated with the 2015 retirements of Nelson Dewey Units 1 and 2 and Edgewater Unit 3, and the planned retirements of Edgewater Unit 4 and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate capacity of approximately 700 MW.

WPL entered into agreements with neighboring utilities and electric cooperatives that provide each of the neighboring utilities and electric cooperatives options to purchase a partial ownership interest in the Riverside expansion. The purchase price for such options is based on the ownership interest acquired and the net book value of the Riverside expansion on the date of the purchase. The exercise of each option is subject to PSCW approval, and the timing and ownership amounts of the options are as follows:

Counterparty	Option Amount	Option Timing
Wisconsin Public Service Corporation (WPSC)	up to 200 MW (no more than 100 MW to be acquired in first two years) (a)	2020-2024 (b)
Madison Gas and Electric Company (MGE)	up to 50 MW (no more than 25 MW to be acquired in first two years)	2020-2025 (b)
Electric cooperatives	approximately 65 MW	During construction of the EGU

(a)
If WPSC exercises its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company (Wisconsin Electric), places in service within 10 years of the date the Riverside expansion is placed in service.

(b)	Assumes an in-service date in early 2020.

WPSC and MGE Options - In conjunction with the agreements WPL entered into with WPSC and MGE associated with the Riverside expansion, WPL also entered into amendments to the Columbia joint operating agreement. In November 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement, which allow WPSC and MGE to forgo certain capital expenditures at Columbia. Based on the additional capital expenditures WPL currently expects to incur through June 1, 2020, WPL’s ownership interest in Columbia is expected to increase from 46.2% to 53.4%. Refer to Note 4 for further discussion of these amendments.

In addition to the provisions described above, the agreement WPL entered into with Wisconsin Electric and WPSC provided for the following:

•
Riverside Expansion Market Participation Date - WPL agreed that the Riverside expansion would not enter the MISO capacity market prior to the date set by MISO for qualifying generation as a capacity asset for the MISO planning year beginning June 1, 2020.

•
WPL and Wisconsin Electric Capacity Agreement - In the second quarter of 2016, WPL and Wisconsin Electric executed a capacity agreement whereby WPL would purchase specified levels of capacity from Wisconsin Electric from June 1, 2017 through May 31, 2020.

•
Renewable Generation Joint Development Agreement - In June 2016, WPL, Wisconsin Electric and WPSC executed a separate joint development agreement for the purpose of cooperatively developing any renewable resources greater than 50 MW in Wisconsin for the benefit of their respective customers. The agreement has a 10-year term beginning June 1, 2016, and the utility that originates such renewable resource would hold a majority ownership and operational control of the renewable resource. The other two utilities would have the right to acquire a minority interest in the other utility’s renewable resource.

Electric Cooperatives’ Options - In November 2016, various electric cooperatives, which currently have wholesale power supply agreements with WPL, notified WPL of their intent to exercise options to acquire approximately 65 MW of the Riverside expansion while the EGU is being constructed. Upon exercise of such options, the current wholesale power supply agreements with the various electric cooperatives will be extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation - The strategic plan includes the planned and potential addition of wind generation as follows (in MW). Estimated capital expenditures for the planned and potential wind generation projects for 2017 through 2020 are included in the “Renewable projects” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

	Status	IPL	WPL
Expansion of wind generation	Approved by IUB	500	N/A
Expansion of wind generation	Planned	200	200
Transfer of Franklin County wind farm assets from AEF to IPL	Approved by FERC	99	N/A

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

Franklin County Wind Farm - In addition to IPL’s expansion of wind generation discussed above, refer to Note 3 for discussion of a February 2017 FERC order approving the transfer of the 99 MW Franklin County wind farm from AEF to IPL. The Franklin County wind farm began generating electricity in 2012. AEF is currently selling the electricity output from the wind farm into the MISO market as a merchant generator.

IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation and transfer of the 99 MW Franklin County wind farm to IPL in 2017 discussed above, IPL and WPL are each exploring options to own and operate up to 200 MW of additional new wind generation. IPL and WPL currently plan to file the necessary applications for the new wind generation with the IUB and the PSCW, respectively, in the third quarter of 2017. Alliant Energy continues to review and evaluate the final amount and timing of this potential additional expansion of wind generation for IPL and WPL, which is subject to change pending further evaluation.

In 2016, IPL and WPL entered into wind turbine supply agreements and made progress payments for a portion of the wind turbines in such agreements in order to be eligible for the full level of production tax credits from the electricity generated during the first 10 years of operation of future wind projects. IPL and WPL believe the progress payments in 2016 are sufficient to be eligible for the full level of production tax credits for all 900 MW of new wind generation in its current plan.

IPL has on-going project development associated with approximately 400 MW of wind site capacity in Franklin County, Iowa. Approximately 200 MW of this additional site capacity is expected to be included in the future wind expansion. WPL has on-going project development associated with approximately 120 MW of wind capacity in Freeborn County, Minnesota, which may be further expanded to 200 MW.

Solar Generation - In 2016, WPL began providing customers with energy from the 2.3 MW Rock River solar project through a 10-year PPA. The solar field is located at WPL’s Rock River landfill site in Beloit, Wisconsin. In 2017, IPL expects to install approximately 6 MW of solar arrays in Dubuque, Iowa.

Coal-Fired Generation -
Environmental Controls Projects - The strategic plan includes adding environmental controls at newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Current projects include installing SCRs at IPL’s Ottumwa Unit 1 and WPL’s Columbia Unit 2 to achieve compliance obligations under CSAPR and the Consent Decrees. SCR is a post-combustion process that injects ammonia or urea into the stream of gases leaving the EGU boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion, enabling NOx emissions reductions of up to 90%. Refer to Note 16(e) for discussion of the Consent Decrees.

IPL - Under Iowa law, IPL is required to file an EPB biennially. Filing of periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the Iowa Office of Consumer Advocate, among others. An EPB provides a utility’s compliance plan and related budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IUB approval of an EPB demonstrates that the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements. In April 2016, IPL filed its most recent EPB with the IUB, which includes the SCR for Ottumwa Unit 1. A decision from the IUB is currently expected in 2017. The SCR at Ottumwa Unit 1 is currently expected to be placed in service in 2018, with an estimated total project cost of $65 million to $80 million.

WPL - WPL must file a CA application and receive authorization from the PSCW to proceed with any individual environmental controls project with an estimated project cost of $10.7 million or more. WPL is currently constructing the SCR at Columbia Unit 2 pursuant to a 2015 PSCW order and expects to place it in service in 2018, with an estimated total (past and future) project cost of $40 million to $60 million. Refer to Note 3 for discussion of a scrubber and baghouse project at WPL’s Edgewater Unit 5, which was completed in July 2016.

Generation Improvement Projects - The strategic plan includes investments in generation maintenance and performance improvements at newer, larger and more efficient coal-fired EGUs, including WPL’s Columbia Units 1 and 2.

Columbia Units 1 and 2 - In 2015, WPL began constructing generation maintenance and performance improvements at Columbia Units 1 and 2, pursuant to PSCW orders. WPL’s portion of the total capital expenditures for the projects, excluding AFUDC, is currently estimated to be between $70 million and $80 million. WPL currently expects to place the various projects in service by the end of 2017.

Estimated capital expenditures for the environmental controls and generation improvement projects for 2017 through 2020 are included in the “Generation - Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.” Such estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of environmental controls technologies and environmental requirements.

Plant Retirements and Fuel Switching - The current strategic plan includes the retirement, or fuel switch from coal to natural gas, of several older, smaller and less efficient EGUs in the next several years. The plan includes the following EGUs, with net book values as of December 31, 2016 (dollars in millions; Combustion Turbine (CT)). Refer to “Properties” in Item 2 for additional details, including nameplate capacity.

IPL			WPL
	Expected	Net Book		Expected	Net Book
EGU	Action	Value	EGU	Action	Value
Sutherland Units 1 and 3	Retire by 6/30/17	$43	Edgewater Unit 4	Retire by 12/31/18	$37
Dubuque Units 3 and 4	Retire by 6/30/17	5	Rock River CT Units 3-6	Retire by 12/31/20	2
Prairie Creek Unit 4	Fuel switch by 12/31/17	52	Sheepskin CT Unit 1	Retire by 12/31/20	—
Marshalltown CT Units 1-3	Fuel switch by 12/31/17	4
Fox Lake Unit 1 and 3	Retire by 12/31/17	2
Other units	Retire by 12/31/17	1
Red Cedar CT Unit 1	Retire by 12/31/18	4
Burlington Unit 1	Fuel switch by 12/31/21	62
Prairie Creek Units 1 and 3	Fuel switch or retire by 12/31/25	94

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

Electric and Gas Distribution Systems - The strategic plan includes investments targeted at replacing, modernizing and upgrading aging infrastructure in the electric and gas distribution systems. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2017 through 2020 are included in the “Electric and gas distributions systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Gas Pipeline Expansion - IPL currently expects to place the Clinton natural gas pipeline, located in Scott and Clinton Counties in Iowa, which provides capacity for anticipated customer growth in Clinton County, into service in March 2017.

Pipeline and Hazardous Materials Safety Administration - In April 2016, the Pipeline and Hazardous Materials Safety Administration published proposed regulations to update safety requirements for gas transmission pipelines, which would add new assessment and repair criteria for gas pipelines, and require a systematic approach to verify a pipeline’s maximum allowable operating pressure. Alliant Energy, IPL and WPL currently anticipate final regulations will be issued in 2017. Given that the Pipeline and Hazardous Materials Safety Administration has not finalized these gas transmission regulations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these regulations on their financial condition and results of operations. In anticipation of these pending rule changes, Alliant Energy, IPL and WPL have started proactively replacing certain of IPL’s transmission pipelines and making modifications to certain of WPL’s transmission pipelines.

Advanced Metering Infrastructure (AMI) - IPL currently plans to install AMI in its electric and gas service territories in Iowa through a phased approach from 2017 through 2019. AMI is a system of meters, communications networks and data management systems that enables two-way communication between utilities and its customers. AMI allows for remote meter reading, automatic outage notification, and remote disconnects and reconnects. AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows but not significant users of capital.

RATE MATTERS

Overview - IPL and WPL are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates and certain natural gas facilities, and state regulation in Iowa and Wisconsin for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new EGUs and related activities.

Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas rates of $9 million, or approximately 13%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. These increases are effective January 1, 2017 and extend through the end of 2018. The increases reflect recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. These rate increases were partially offset by utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the return on common equity sharing mechanism for the 2013/2014 Test Period. The order included a return on common equity of 10.0% and continues a regulatory return on common equity sharing mechanism, whereby WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2017 and 2018 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 11.00%, and 100% of any excess earnings above 11.00%. Refer to Note 7 for details of WPL’s regulatory limitation on distributions of common stock dividends to its parent company in 2017 and 2018.

The order reflected the impact of the transfer of WPL’s investment in ATC to ATI on December 31, 2016 as discussed in Note 6(a), approved changes to depreciation rates pursuant to a September 2016 PSCW order, continued escrow treatment of transmission and energy conservation charges, and application of AFUDC rates to 100% of the retail portion of the CWIP balances for the Riverside expansion. The order also requires deferral of any potential changes in revenue requirement due to anticipated increases in WPL’s ownership share of Columbia resulting from the Riverside expansion agreements WPL previously entered into with neighboring utilities. The order also approved changes to retail rates, which result in a higher percentage of costs being recovered from customers through fixed and demand charges.

The fuel-related cost component of WPL’s retail electric rates for 2018 will be addressed in a separate filing, which is currently expected to be filed in the second or third quarter of 2017.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - Refer to Note 2 for details of a July 2014 PSCW order, which included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded 10.65% during 2015 and 2016. As of December 31, 2016, Alliant Energy and WPL deferred $6 million of WPL’s 2016 earnings for this provision, which WPL currently expects will be refunded to its customers in a future rate case or other proceeding.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - Refer to Note 2 for details of a July 2012 PSCW order, which included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded 10.65% during 2013 and 2014. As of December 31, 2016, Alliant Energy and WPL deferred $6 million of WPL’s 2013 and 2014 earnings for this provision, which is being returned to customers as an offset to revenue requirements in the 2017/2018 Test Period retail rate case discussed above.

IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extended IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provided targeted retail electric customer billing credits of $105 million in aggregate. In 2016, 2015 and 2014, IPL recorded $9 million, $24 million and $72 million of such credits, respectively. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeded 11% for 2014, 2015 or 2016.

Items considered in settlement discussions included costs for environmental controls at Ottumwa Unit 1, George Neal Units 3 and 4, Burlington Unit 1 and Prairie Creek Units 3 and 4, generation performance and reliability improvements at Ottumwa Unit 1, and other ongoing capital expenditures; the elimination of purchased electric capacity payments from the previous DAEC PPA that ended in February 2014; and costs of the new DAEC PPA. IPL assumed no change to its current authorized return on common equity and common equity component of the regulatory capital structure authorized in its 2009 Test Year case.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2014 through 2016.

WPL’s Depreciation Study - In September 2016, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2017 as a result of a recently completed depreciation study. The September 2016 PSCW order also authorized WPL to recover the remaining net book value of Edgewater Unit 4 over a 10-year period beginning the later of the retirement date of the EGU or January 1, 2019. In December 2016, FERC issued an order approving the implementation and inclusion of the updated depreciation rates in WPL’s wholesale formula rates effective January 1, 2017.

IPL’s Tax Benefit Riders - The IUB has approved electric and gas tax benefit riders proposed by IPL, which utilize regulatory liabilities generated from tax benefits to credit bills of IPL’s Iowa retail electric customers (beginning in 2011) and gas customers (beginning in 2013) to help offset the impact of rate increases on such customers. IPL’s tax benefit riders regulatory liability account has been, and plans to be, utilized to credit bills of Iowa retail electric and gas customers as follows:

	Electric	Gas	Total
Regulatory liability account balance approved by IUB	$520	$55	$575
2011 through 2016 customer billing credits	(444)	(47)	(491)
2017 customer billing credits (estimate)	(76)	(8)	(84)
Remaining balance available for future periods	$—	$—	$—

Refer to Notes 2 and 11 for additional discussion of the impacts of the electric and gas tax benefit riders on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates.

Planned Utility Rate Case -
IPL’s Iowa Retail Electric Rate Case (2016 Test Year) - IPL currently expects to make a retail electric rate filing in the second quarter of 2017 based on a 2016 historical Test Year. The key drivers for the anticipated filing include recovery of capital projects, including Marshalltown, power grid modernization and investments that advance clean energy. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective after IUB approval. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent.

Rate Case Details - Details of the currently effective rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period/Year	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009	11.58%	48.2%	6.5%	45.3%	N/A	8.85%	$281 (c)
- Whispering Willow - East (b)	2009	11.09%	48.2%	6.5%	45.3%	N/A	8.61%	266 (c)
- Other (b)	2009	9.53%	48.2%	6.5%	45.3%	N/A	7.86%	1,843 (c)
Gas (d)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255 (c)
Wholesale electric (FERC) (e)	2016	10.97%	47.8%	5.0%	47.2%	N/A	7.90%	119 (f)
WPL:
Wisconsin retail (PSCW):
Electric	2017	10.00%	52.2%	N/A	43.9%	3.9%	7.57%	2,699 (g)
Electric	2018	10.00%	52.2%	N/A	45.2%	2.6%	7.59%	2,851 (g)
Gas	2017	10.00%	52.2%	N/A	43.9%	3.9%	7.57%	259 (g)
Gas	2018	10.00%	52.2%	N/A	45.2%	2.6%	7.59%	284 (g)
Wholesale electric (FERC) (h)	2016	10.90%	55.0%	N/A	45.0%	N/A	8.39%	299 (f)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to a January 2011 IUB order. Prior to the application of double leverage, authorized returns on common equity were: Emery-12.23%, Whispering Willow-East-11.7% and Other-10.0%, and after-tax WACC were: Emery-9.16%, Whispering Willow-East-8.91% and Other-8.09%.

(c)	Average rate base was calculated using balances as of the end of the test year, adjusted for post-test year capital additions placed in service by September 30 following the end of the test year.

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

Air Quality - The CAA and its amendments mandate preservation or enhancement of air quality through existing regulations and periodic reviews to ensure adequacy of the CAA provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS, which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which (NOx, SO2, particulate matter and ozone) are particularly relevant to electric utility operations. Ozone is not directly emitted from EGUs; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter may also be formed in the atmosphere from SO2 and NOx emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS. The specific federal and state air quality rules that may affect operations are listed in the table below. Refer to the sections below the following table for detailed discussion of these air quality rules.

Environmental Rule	Emissions Regulated	Alliant Energy’s Primary Facilities Potentially Affected	Actual/Anticipated Compliance Deadline
CSAPR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA, WI and MN	Phase I - 2015; Phase II - 2017
CAA Section 111(d)	CO2	Existing fossil-fueled EGUs over 25 MW capacity	Phase I - 2022-2029; Phase II - 2030
CAA Section 111(b)	CO2	IPL’s Marshalltown facility and WPL’s Riverside expansion	Upon startup of EGU

Refer to “Properties” in Item 2 for a list of IPL’s and WPL’s EGUs by primary fuel type that they currently own or operate, as well as discussion of various generating facilities that may be retired or changed from coal-fired to an alternative fuel source in the future.

CSAPR - CSAPR is a regional SO2 and NOx cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR establishes state-specific annual SO2 and NOx emission caps and ozone season NOx emission caps. Compliance with CSAPR emission limits began in 2015, with additional emission limits reductions beginning in 2017. Alliant Energy, IPL and WPL are currently in compliance with the Phase I CSAPR emission limits. CSAPR emission allowances may be banked for future year compliance. In September 2016, the EPA issued a final rule to further reduce the CSAPR ozone season NOx emission caps in 2017 for several states, including Iowa and Wisconsin. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR and currently expect to meet the existing CSAPR compliance requirements based on planned and completed environmental controls projects for various EGUs.

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

Clean Air Act Section 111(d) - In 2015, the EPA published final standards under Section 111(d) of the CAA, referred to as the Clean Power Plan, which establish guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fueled EGUs. The final standards include an interim compliance period from 2022 through 2029 and a final compliance requirement beginning in 2030. In February 2016, the Supreme Court issued a stay of the Clean Power Plan until pending legal challenges are resolved, which places implementation of the final standards on hold indefinitely. Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome of the legal challenges to the Clean Power Plan or the impact of the final compliance requirements on their financial condition and results of operations, but expect that expenditures to comply with such requirements could be significant.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and the Riverside expansion are expected to be impacted by, and are being constructed to achieve compliance with, these standards. Given the EPA’s 111(b) rulemaking remains subject to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards.

In addition, in order for the EPA to regulate existing fossil-fueled EGUs under Section 111(d) of the CAA, the EPA must have valid regulation of new fossil-fueled EGUs under Section 111(b) of the CAA. If the Section 111(b) legal challenges result in Section 111(b) being vacated, this could limit the EPA’s ability to implement the Clean Power Plan.

WPL Consent Decree - Refer to Note 16(e) for discussion of a Consent Decree approved by the U.S. District Court for the Western District of Wisconsin in 2013 and WPL’s obligations thereunder. The Consent Decree resolves a notice of violation issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

IPL Consent Decree - Refer to Note 16(e) for discussion of a Consent Decree approved by the U.S. District Court for the Northern District of Iowa in 2015 and IPL’s obligations thereunder. The Consent Decree resolves potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which are expected to require changes to discharge limits for wastewater from certain IPL and WPL steam generating facilities. Compliance with the final guidelines for existing steam generating facilities will be required after November 1, 2018 but before December 31, 2023, depending on each facility’s wastewater permit renewal cycle. Effective January 2016, compliance for new steam generating facilities is required immediately upon operation. Projects required for compliance with these guidelines will be facility specific. Alliant Energy, IPL and WPL currently believe the expenditures to comply with these guidelines could be significant.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of operating cash flows generated by their utility business, and available capacity under their revolving credit facilities and IPL’s sales of accounts receivable program, supplemented by periodic issuances of long-term debt and Alliant Energy equity securities.

Liquidity Position - At December 31, 2016, Alliant Energy had $8 million of cash and cash equivalents, $756 million ($108 million at the parent company, $300 million at IPL and $348 million at WPL) of available capacity under the revolving credit facilities and $129 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Short-term Debt” below and Note 9(a) for further discussion of the credit facilities. Refer to Note 5(b) for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which debt would not exceed 55% of total capital and preferred stock would not exceed 10% of total capital. These targets may be adjusted depending on subsequent developments and the impact on their respective WACC and investment-grade credit ratings. Capital structures as of December 31, 2016 were as follows (Common Equity (CE); IPL’s Preferred Stock (PS); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators and necessary to maintain appropriate credit quality. In addition to capital structures, other important factors used to determine the characteristics of future financings include anticipated proceeds from asset sales, financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives and legislation. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. The most significant debt imputations relate to the DAEC PPA, pension and OPEB obligations and the sales of accounts receivable program.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on their ability to raise external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, and ensure a committed source of liquidity in the event the commercial paper market becomes disrupted. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is from electric and gas sales to IPL’s and WPL’s customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return of and a return on the assets used to provide such services. Utility operating cash flows are expected to cover IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and dividends paid to Alliant Energy’s shareowners. Capital needed to retire debt and fund capital expenditures related to large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Cash and cash equivalents, January 1	$5.8	$56.9	$9.8	$4.5	$5.3	$4.4	$0.4	$46.7	$0.5
Cash flows from (used for):
Operating activities	859.6	871.2	891.6	361.9	385.0	406.1	521.4	449.8	424.4
Investing activities	(1,186.5)	(919.2)	(917.7)	(693.6)	(511.9)	(552.7)	(478.9)	(358.2)	(320.1)
Financing activities	329.3	(3.1)	73.2	330.5	126.1	147.5	(38.7)	(137.9)	(58.1)
Net increase (decrease)	2.4	(51.1)	47.1	(1.2)	(0.8)	0.9	3.8	(46.3)	46.2
Cash and cash equivalents, December 31	$8.2	$5.8	$56.9	$3.3	$4.5	$5.3	$4.2	$0.4	$46.7

Operating Activities -
2016 vs. 2015 - The following items contributed to increased (decreased) operating activity cash flows in 2016 compared to 2015 (in millions):

	Alliant Energy	IPL	WPL
Decreased collections from IPL’s retail customers due to increased past due amounts	($33)	($33)	$—
Changes in cash collateral balances	(27)	—	—
Changes in income taxes (paid) refunded	(10)	(30)	35
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	33	33	—
Timing of WPL’s fuel-related cost recoveries from customers (Refer to Note 2 for details)	17	—	17
Changes in collections at IPL from higher revenues from retail electric customer billing credits related to the approved retail electric base rate freeze through 2016 (Refer to Note 2 for details)	15	15	—
Other (includes other changes in working capital largely related to changes in inventory levels)	(7)	(8)	20
	($12)	($23)	$72

2015 vs. 2014 - The following items contributed to increased (decreased) operating activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	($33)	($17)	($16)
Final receipt related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in 2014 (Refer to Note 5(c) for details)	(26)	—	—
Timing of WPL’s fuel-related cost recoveries from customers	50	—	50
Changes in collections at IPL from higher revenues from retail electric customer billing credits related to the approved retail electric base rate freeze (Refer to Note 2 for details)	48	48	—
Other (includes other changes in working capital largely related to changes in inventory levels)	(59)	(52)	(9)
	($20)	($21)	$25

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2016	2015	2014
IPL	($11)	$19	$20
WPL	28	(7)	(12)
Other subsidiaries	(27)	(12)	(3)
Alliant Energy	($10)	$—	$5

Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments through 2021 based on their current federal net operating loss and credit carryforward positions and future amounts of bonus depreciation expected to be claimed on Alliant Energy’s U.S. federal income tax returns for calendar years 2016 through 2020. While no significant federal income tax payments through 2021 are expected to occur, some tax payments and refunds may occur for state taxes and between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 for discussion of the carryforward positions.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2017 and 2018 based on the funded status and assumed return on assets for each plan as of the December 31, 2016 measurement date. Refer to Note 12(a) for discussion of the current funded levels of pension plans.

Transfer of ATC Investment - On December 31, 2016, pursuant to a PSCW order, WPL’s investment in ATC was transferred to ATI. The transfer will result in a reduction of WPL’s cash flows from operations related to WPL’s distributions from unconsolidated investments in 2017, as well as a reduction in WPL’s equity income from unconsolidated investments in 2017. The transfer is not expected to impact Alliant Energy’s cash flows from operations or income statement. Refer to Note 6(a) for further discussion of the transfer.

Investing Activities -
2016 vs. 2015 - The following items contributed to increased (decreased) investing activity cash flows in 2016 compared to 2015 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction expenditures (largely due to higher expenditures for IPL’s expansion of wind generation, IPL’s and WPL’s electric and gas distribution systems and WPL’s Riverside expansion in 2016, partially offset by lower expenditures for IPL’s Marshalltown facility and environmental controls projects at WPL’s Edgewater Unit 5 in 2016)	($179)	($70)	($109)
Proceeds from IPL’s Minnesota distribution asset sales in 2015 (Refer to Note 3 for details)	(140)	(140)	—
Proceeds from the liquidation of company-owned life insurance policies in 2016	31	19	—
Other	21	9	(12)
	($267)	($182)	($121)

2015 vs. 2014 - The following items contributed to increased (decreased) investing activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from IPL’s Minnesota distribution asset sales in 2015 (Refer to Note 3 for details)	$140	$140	$—
Higher utility construction expenditures (largely due to higher expenditures for IPL’s Marshalltown facility and environmental controls projects at WPL’s Edgewater Unit 5 in 2015, partially offset by lower expenditures for environmental controls projects at IPL’s Ottumwa Unit 1 and WPL’s Columbia Units 1 and 2 in 2015)	(125)	(93)	(31)
Other	(17)	(6)	(7)
	($2)	$41	($38)

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the financial planning processes. Changes may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, improvements in technology, failure of generating facilities, improvements to ensure reliability of the electric and gas distribution systems, changing market conditions, customer and sales growth, funding of pension and OPEB plans, tax reform and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates reflect impacts to Alliant Energy’s and WPL’s capital expenditures resulting from the intent to exercise purchase options by certain electric cooperatives for a partial ownership interest in the Riverside expansion, as well as additional capital expenditures related to Columbia that WPL is expected to incur related to agreements entered into with WPSC and MGE. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2017	2018	2019	2020	2017	2018	2019	2020	2017	2018	2019	2020
Generation:
Renewable projects	$105	$310	$690	$260	$140	$290	$500	$150	$—	$20	$190	$110
Riverside expansion	255	230	75	5	—	—	—	—	255	230	75	5
Marshalltown	50	—	—	—	50	—	—	—	—	—	—	—
Other	240	180	170	160	85	85	85	85	155	95	85	75
Distribution:
Electric systems	465	485	420	405	280	310	240	235	185	175	180	170
Gas systems	130	125	95	220	90	55	55	165	40	70	40	55
Other	155	115	110	105	40	25	25	20	20	15	15	15
	$1,400	$1,445	$1,560	$1,155	$685	$765	$905	$655	$655	$605	$585	$430

Financing Activities -
2016 vs. 2015 - The following items contributed to increased (decreased) financing activity cash flows in 2016 compared to 2015 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from long-term debt issued in 2016 (Refer to “Long-term Debt” below)	$800	$300	$—
Payments to retire long-term debt in 2015 (Refer to “Long-term Debt” below)	181	150	31
Net changes in the amount of commercial paper outstanding	66	—	13
Payments to retire long-term debt in 2016 (Refer to “Long-term Debt” below)	(310)	—	—
Proceeds from long-term debt issued in 2015 (Refer to “Long-term Debt” below)	(250)	(250)	—
Lower net proceeds from common stock issuances	(125)	—	—
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	25	60
Other (includes higher dividend payments in 2016)	(30)	(21)	(5)
	$332	$204	$99

2015 vs. 2014 - The following items contributed to increased (decreased) financing activity cash flows in 2015 compared to 2014 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from long-term debt issued in 2014 (Refer to “Long-term Debt” below)	($810)	($250)	($250)
Payments to retire long-term debt in 2015 (Refer to “Long-term Debt” below)	(181)	(150)	(31)
Payments to retire long-term debt in 2014 (Refer to “Long-term Debt” below)	348	38	—
Proceeds from long-term debt issued in 2015 (Refer to “Long-term Debt” below)	250	250	—
Net changes in the amount of commercial paper outstanding	157	—	204
Net proceeds from common stock issuances in 2015	151	—	—
Higher capital contributions from IPL’s parent company, Alliant Energy	—	75	—
Other	9	16	(3)
	($76)	($21)	($80)

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, AEF or Corporate Services.

In 2015, IPL received authorization from FERC through December 31, 2017 for the following (in millions):

	Initial	Current
	Authorization	Remaining Authority
Long-term debt securities issuances in aggregate	$550	$250
Short-term debt securities outstanding at any time (including borrowings from its parent)	300	300
Preferred stock issuances in aggregate	300	300

State Regulatory Financing Authorizations - In September 2016, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024. In December 2016, WPL received authorization from the PSCW to issue up to $1 billion of long-term debt securities in aggregate during 2017 through 2019, with no more than $650 million to be issued in any year.

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

Common Stock Split - As discussed in Note 7, Alliant Energy’s Board of Directors approved a two-for-one common stock split, which was distributed in May 2016.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. IPL’s and WPL’s goal is to maintain dividend payout ratios of approximately 65% to 75%. Alliant Energy’s, IPL’s and WPL’s dividend payout ratios were 71%, 70% and 71% of their consolidated earnings from continuing operations in 2016, respectively. Refer to “Executive Overview” for discussion of expected common stock dividends in 2017. Refer to Note 7 for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of applicable regulatory limitations and IPL’s outstanding preferred stock.

Common Stock Issuances and Capital Contributions - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2014 through 2016. Refer to “Executive Overview” for discussion of expected issuances of common stock and capital contributions in 2017.

Short-term Debt - Alliant Energy, IPL and WPL maintain committed revolving credit facilities to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2016, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). There are currently 13 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $10 million to $135 million. Each of the credit facilities expire in December 2018 and there are currently no extension renewal provisions remaining for the credit facilities. Each of the credit facilities has a provision to expand the facility size up to $100 million, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL. During 2016, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

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

The credit agreements contain customary events of default. Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. A default by a minority-owned subsidiary would not trigger a cross-default. A default by Alliant Energy, Corporate Services or AEF and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 5(b) for additional information on amounts outstanding under IPL’s sales of accounts receivable program.

A material adverse change representation is not required for borrowings under the credit agreements.

Refer to Note 9(a) for discussion of financial covenants required under the credit agreements, as well as additional information on the credit facilities and commercial paper outstanding. At December 31, 2016, Alliant Energy, IPL and WPL were in compliance with all material covenants and other provisions of the credit agreements.

Long-term Debt - Significant issuances of long-term debt in 2016, 2015 and 2014 were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
2016:
AEF	$500	Variable-rate term loan credit agreement	1% at December 31, 2016	Oct-2018
Retire borrowings under Alliant Energy’s and Franklin County Holdings LLC’s variable-rate term loan credit agreements that matured in 2016, reduce outstanding commercial paper and for general corporate purposes

IPL	300	Senior debentures	3.7%	Sep-2046	Reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes
2015:
IPL	250	Senior debentures	3.4%	Aug-2025	Reduce commercial paper classified as long-term debt, reduce cash amounts received from its sales of accounts receivable program and for general corporate purposes
2014:
Alliant Energy	250	Variable-rate term loan credit agreement	1% at December 31, 2015	Oct-2016	Retire its $250 million, 4% senior notes due 2014
IPL	250	Senior debentures	3.25%	Dec-2024	Reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general corporate purposes
WPL	250	Debentures	4.1%	Oct-2044	Reduce commercial paper and for general corporate purposes
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2015	Dec-2016	Retire borrowings under a term loan credit agreement that matured in December 2014

AEF’s $500 million term loan credit agreement (with Alliant Energy as guarantor) includes substantially the same covenants, including Alliant Energy maintaining a debt-to-capital ratio not to exceed 65% on a consolidated basis and events of default (except for a cross-default provision triggered at $100 million), that are included in Alliant Energy’s revolving credit facility financial covenant discussed in Note 9(a). At December 31, 2016, Alliant Energy was in compliance with all material covenants and other provisions of the term loan credit agreement.

Significant retirements of long-term debt in 2016, 2015 and 2014 were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Retirement Date
2016:
Alliant Energy	$250	Variable-rate term loan credit agreement	1% at December 31, 2015	Oct-2016
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2015	Oct-2016
2015:
IPL	150	Senior debentures	3.3%	Jun-2015
WPL	16	Pollution control revenue bonds	5%	Sep-2015
WPL	15	Pollution control revenue bonds	5.375%	Aug-2015
2014:
Alliant Energy	250	Senior notes	4%	Oct-2014
Franklin County Holdings LLC	60	Variable-rate term loan credit agreement	1% at December 31, 2013	Dec-2014
IPL	38	Pollution control revenue bonds	5%	Jul-2014

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	N/A	Baa1
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Preferred stock	BBB	Baa3
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	A2
	Commercial paper	A-1	P-1
	Senior unsecured long-term debt	A	A2
	Outlook	Stable	Stable

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. In 2016, 2015 and 2014, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE. However, IPL concluded consolidation of the third party was not required. Refer to Note 5(b) for information regarding IPL’s sales of accounts receivable program.

Guarantees and Indemnifications - Alliant Energy and IPL have guarantees and indemnifications outstanding at December 31, 2016 related to prior divestiture activities. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2016 were as follows (in millions):

Alliant Energy	2017	2018	2019	2020	2021	Thereafter	Total
Operating expense purchase obligations (Note 16(b))	$529	$389	$297	$237	$220	$728	$2,400
Long-term debt maturities (Note 9(b))	5	856	256	357	8	2,875	4,357
Interest - long-term debt obligations	199	197	167	151	140	2,074	2,928
Capital purchase obligations (Note 16(a))	58	—	—	—	—	—	58
Operating leases (Note 10(a))	6	6	2	2	1	15	32
Capital leases	2	1	1	1	1	—	6
	$799	$1,449	$723	$748	$370	$5,692	$9,781

IPL	2017	2018	2019	2020	2021	Thereafter	Total
Operating expense purchase obligations (Note 16(b))	$322	$225	$209	$176	$172	$670	$1,774
Long-term debt maturities (Note 9(b))	—	350	—	200	—	1,625	2,175
Interest - long-term debt obligations	107	107	83	83	75	1,117	1,572
Capital purchase obligations (Note 16(a))	3	—	—	—	—	—	3
Operating leases (Note 10(a))	3	2	1	1	1	10	18
Capital leases	1	—	—	—	—	—	1
	$436	$684	$293	$460	$248	$3,422	$5,543

WPL	2017	2018	2019	2020	2021	Thereafter	Total
Operating expense purchase obligations (Note 16(b))	$206	$162	$85	$59	$46	$53	$611
Long-term debt maturities (Note 9(b))	—	—	250	150	—	1,150	1,550
Interest - long-term debt obligations	80	80	80	64	60	951	1,315
Capital purchase obligations (Note 16(a))	55	—	—	—	—	—	55
Operating leases (Note 10(a))	3	4	—	—	—	—	7
Capital lease - Sheboygan Falls (Note 10(b))	15	15	15	15	15	53	128
Capital leases - other	1	1	1	1	1	—	5
	$360	$262	$431	$289	$122	$2,207	$3,671

At December 31, 2016, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2016, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

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

WPL’s retail electric margins have exposure to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. In December 2016, the PSCW approved annual forecasted fuel-related costs per MWh of $26.15 based on $361 million of variable fuel-related costs applicable for retail and wholesale customers for WPL’s 2017 Test Period. The retail portion of the 2017 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2016 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their retail electric margins in 2017 is approximately $6 million. However, if WPL’s return on common equity in 2017 exceeds the most recently authorized return on common equity, the commodity risk exposure to WPL’s electric margins in 2017 could increase.

Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2014 through 2016, and Note 1(g) for additional details of utility cost recovery mechanisms that significantly reduce commodity risk.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2016, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $8 million, $0 and $1 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

New Accounting Standards - Refer to Note 1(o) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The preparation of financial statements in conformity with GAAP requires management to apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. The following accounting policies and estimates are critical to the business and the understanding of financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Board of Directors. Refer to Note 1 for additional discussion of accounting policies and the estimates used in the preparation of the financial statements.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events. Loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from actuals when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Note 16 provides discussion of contingencies assessed at December 31, 2016, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - IPL and WPL are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities.

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2016.

Long-Lived Assets - Periodic assessments regarding the recoverability of certain long-lived assets are completed when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future, and assets within non-regulated operations that are proposed to be sold or are currently generating operating losses.

Regulated Operations - Certain long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2016 included IPL’s and WPL’s generating units subject to early retirement.

Generating Units Subject to Early Retirement - Alliant Energy, IPL and WPL evaluate future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining net book value of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU.

Alliant Energy and IPL concluded that Sutherland Unit 3 met the criteria to be considered probable of abandonment as of December 31, 2016. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of December 31, 2016.

Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2016. Refer to “Strategic Overview” for discussion of additional EGUs that may be retired early and could be considered probable of abandonment in future periods, along with the net book value of such EGUs.

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Long-lived assets within non-regulated operations assessed for impairment indicators in 2016 included Alliant Energy’s Franklin County wind farm.

Franklin County Wind Farm - Based on an evaluation of the strategic options for the Franklin County wind farm performed in 2016, Alliant Energy concluded it was probable the Franklin County wind farm will be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets in 2016. Refer to Note 3 for discussion of the impairment analysis, which resulted in non-cash, pre-tax asset valuation charges of $86 million recorded by Alliant Energy in 2016. Going forward, the Franklin County wind farm will be reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2016, unbilled revenues related to Alliant Energy’s utility operations were $180 million ($90 million at IPL and $90 million at WPL). Note 5(b) provides discussion of IPL’s unbilled revenues as of December 31, 2016 sold to a third party related to its sales of accounts receivable program.

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2016	Impact on 2017 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2016	Impact on 2017 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$162	$11	$21	$2
1% change in expected rate of return	N/A	9	N/A	1
IPL
1% change in discount rate	75	5	8	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	71	6	8	1
1% change in expected rate of return	N/A	4	N/A	—

Note 12(a) provides additional details of pension and OPEB plans.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2016 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs, and costs related to retirement or removal of depreciable property could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 1(c) for further discussion of regulatory accounting for taxes. Refer to Note 11 for details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2016, 2015 and 2014.

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

Electric Transmission Service Expense - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. Due to the use of formula rates that allow ITC and ATC to change the amount they charge to their customers based upon changes to the costs they incur, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expense. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms discussed in Note 1(g), IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC will have a material impact on their financial condition and results of operations.

2017 Electric Transmission Service Expense - Alliant Energy and IPL currently estimate their total electric transmission service expense in 2017 will be lower than the comparable expense in 2016 by approximately $45 million, primarily due to an expected lower return on equity for ITC in 2017 and refunds anticipated to be received in 2017 from ITC resulting from the MISO transmission owner return on equity complaints discussed below, partially offset by increased rate base at ITC. WPL’s total electric transmission service expense in 2017 is expected to be consistent with 2016 due to the escrow accounting treatment for its electric transmission service expense, as well as cost estimates included in WPL’s approved retail electric rate case (2017/2018 Test Period), which exclude the impacts of an expected lower return on equity in 2017 and associated refunds resulting from the MISO transmission owner return on equity complaints.

MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015. In October 2016, in response to MISO’s and the MISO transmission owners’ request, FERC ordered the related refunds to be issued no later than July 2017. IPL anticipates the retail portion of the refund from ITC will be refunded to its customers in 2017 through the transmission cost rider, pending IUB approval. WPL will defer the refund from ATC to a regulatory liability and refunds to its retail customers are expected to be addressed in a future rate proceeding. WPL’s and IPL’s wholesale customers will receive their share of the refunds through normal monthly billing practices as the refunds are received. Alliant Energy, IPL and WPL currently expect to receive refunds of $51 million, $40 million and $11 million, respectively, in the first quarter of 2017, subject to final true-up by the end of July 2017.

In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint and recommended a base return on equity of 9.70%, excluding any incentive adders granted by FERC, for the refund period from February 12, 2015 through May 11, 2016. A final decision from FERC on the second complaint is currently expected in the first half of 2017.

The total return on equity for ITC and ATC includes a base return on equity, as determined by FERC pursuant to the two MISO complaints, and incentive adders to the return on equity requested by the transmission owners and granted by FERC. In January 2015, FERC issued an order granting incentive adders of 0.50% to both ITC and ATC based on their participation in MISO effective January 6, 2015. In March 2015, FERC issued an order granting an additional incentive adder of 0.50% to ITC for being an independent transmission company effective April 1, 2015.

As a result of the two MISO complaints, Alliant Energy and WPL have realized a cumulative $24 million of reductions in the amount of equity income from ATC through December 31, 2016.

Sales Trends -
Jo-Carroll Energy, Inc. - In 2014, Jo-Carroll Energy, Inc. provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll Energy, Inc. represented 3% of IPL’s total electric sales in 2016.

WPPI Energy - In 2014, WPPI Energy provided notice of termination of its wholesale power supply agreement with WPL effective May 31, 2017. Sales to WPPI Energy represented 5% of WPL’s total electric sales in 2016.

Great Lakes Utilities - In 2014, Great Lakes Utilities provided notice of termination of its wholesale power supply agreement with WPL effective December 31, 2017. Sales to Great Lakes Utilities represented approximately 2% of WPL’s total electric sales in 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the Company’s financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2017

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$2,875.5	$2,770.5	$2,713.6
Gas utility	355.4	381.2	517.5
Other utility	48.6	57.9	66.1
Non-regulated	40.5	44.0	53.1
Total operating revenues	3,320.0	3,253.6	3,350.3
Operating expenses:
Electric production fuel and purchased power	854.0	837.7	877.2
Electric transmission service	527.9	485.3	447.5
Cost of gas sold	194.3	219.1	327.8
Asset valuation charges for Franklin County wind farm	86.4	—	—
Other operation and maintenance	606.5	629.5	665.0
Depreciation and amortization	411.6	401.3	388.1
Taxes other than income taxes	102.3	103.7	101.1
Total operating expenses	2,783.0	2,676.6	2,806.7
Operating income	537.0	577.0	543.6
Interest expense and other:
Interest expense	196.2	187.1	180.6
Equity income from unconsolidated investments, net	(39.6)	(33.8)	(40.4)
Allowance for funds used during construction	(62.5)	(36.9)	(34.8)
Interest income and other	(0.5)	(0.7)	(1.8)
Total interest expense and other	93.6	115.7	103.6
Income from continuing operations before income taxes	443.4	461.3	440.0
Income taxes	59.4	70.4	44.3
Income from continuing operations, net of tax	384.0	390.9	395.7
Loss from discontinued operations, net of tax	(2.3)	(2.5)	(2.4)
Net income	381.7	388.4	393.3
Preferred dividend requirements of Interstate Power and Light Company	10.2	10.2	10.2
Net income attributable to Alliant Energy common shareowners	$371.5	$378.2	$383.1
Weighted average number of common shares outstanding (basic and diluted) (a)	227.1	225.4	221.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (a):
Income from continuing operations, net of tax	$1.65	$1.69	$1.74
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)
Net income	$1.64	$1.68	$1.73
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$373.8	$380.7	$385.5
Loss from discontinued operations, net of tax	(2.3)	(2.5)	(2.4)
Net income	$371.5	$378.2	$383.1

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8.2	$5.8
Accounts receivable, less allowance for doubtful accounts	493.3	397.6
Production fuel, at weighted average cost	98.1	98.8
Gas stored underground, at weighted average cost	37.6	43.3
Materials and supplies, at weighted average cost	86.6	81.4
Regulatory assets	57.8	120.2
Other	95.5	79.7
Total current assets	877.1	826.8
Property, plant and equipment, net	10,279.2	9,519.1
Investments:
Investment in American Transmission Company LLC	317.6	293.3
Other	20.0	53.0
Total investments	337.6	346.3
Other assets:
Regulatory assets	1,857.3	1,788.4
Deferred charges and other	22.6	14.6
Total other assets	1,879.9	1,803.0
Total assets	$13,373.8	$12,495.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4.6	$313.4
Commercial paper	244.1	159.8
Accounts payable	445.3	402.4
Regulatory liabilities	186.2	187.1
Accrued taxes	59.5	53.2
Other	222.3	243.4
Total current liabilities	1,162.0	1,359.3
Long-term debt, net (excluding current portion)	4,315.6	3,522.2
Other liabilities:
Deferred tax liabilities	2,570.2	2,381.2
Regulatory liabilities	494.8	550.6
Pension and other benefit obligations	489.9	451.8
Other	279.3	306.0
Total other liabilities	3,834.2	3,689.6
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 227,673,654 and 226,918,432 shares outstanding (a)	2.3	2.3
Additional paid-in capital (a)	1,693.1	1,661.8
Retained earnings	2,177.0	2,068.9
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 441,695 and 430,186 shares at a weighted average cost of $22.71 and $19.84 per share (a)	(10.0)	(8.5)
Total Alliant Energy Corporation common equity	3,862.0	3,724.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,062.0	3,924.1
Total liabilities and equity	$13,373.8	$12,495.2

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$381.7	$388.4	$393.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	411.6	401.3	388.1
Other amortizations	(4.8)	12.4	54.2
Deferred tax expense and tax credits	84.6	114.2	55.2
Equity income from unconsolidated investments, net	(39.6)	(33.8)	(40.4)
Distributions from equity method investments	28.3	30.6	36.4
Equity component of allowance for funds used during construction	(42.3)	(24.4)	(23.1)
Asset valuation charges for Franklin County wind farm	86.4	—	—
Other	0.8	15.7	2.0
Other changes in assets and liabilities:
Accounts receivable	(121.4)	36.8	48.7
Sales of accounts receivable	16.0	(17.0)	(7.0)
Regulatory assets	(3.6)	(104.5)	(439.8)
Regulatory liabilities	(63.0)	(67.8)	10.8
Deferred income taxes	102.4	94.6	138.4
Pension and other benefit obligations	38.1	30.1	215.1
Other	(15.6)	(5.4)	59.7
Net cash flows from operating activities	859.6	871.2	891.6
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,142.7)	(963.6)	(838.9)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(54.1)	(70.7)	(63.9)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	139.9	—
Other	10.3	(24.8)	(14.9)
Net cash flows used for investing activities	(1,186.5)	(919.2)	(917.7)
Cash flows from (used for) financing activities:
Common stock dividends	(266.5)	(247.3)	(225.8)
Proceeds from issuance of common stock, net	26.6	151.2	—
Proceeds from issuance of long-term debt	800.0	250.7	812.9
Payments to retire long-term debt	(313.4)	(183.0)	(358.5)
Net change in commercial paper	84.3	18.5	(138.1)
Other	(1.7)	6.8	(17.3)
Net cash flows from (used for) financing activities	329.3	(3.1)	73.2
Net increase (decrease) in cash and cash equivalents	2.4	(51.1)	47.1
Cash and cash equivalents at beginning of period	5.8	56.9	9.8
Cash and cash equivalents at end of period	$8.2	$5.8	$56.9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($192.4)	($184.8)	($180.8)
Income taxes, net	($9.8)	$—	$5.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$154.4	$148.3	$160.3
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2014:
Beginning balance (a)	$2.2	$1,506.7	$1,780.7	($0.2)	($8.0)	$3,281.4
Net income attributable to Alliant Energy common shareowners			383.1			383.1
Common stock dividends ($1.02 per share) (a)			(225.8)			(225.8)
Other		1.3			(0.9)	0.4
Other comprehensive loss, net of tax				(0.4)		(0.4)
Ending balance (a)	2.2	1,508.0	1,938.0	(0.6)	(8.9)	3,438.7
2015:
Net income attributable to Alliant Energy common shareowners			378.2			378.2
Common stock dividends ($1.10 per share) (a)			(247.3)			(247.3)
Common stock issued, net (a)	0.1	151.1				151.2
Other		2.7			0.4	3.1
Other comprehensive income, net of tax				0.2		0.2
Ending balance (a)	2.3	1,661.8	2,068.9	(0.4)	(8.5)	3,724.1
2016:
Net income attributable to Alliant Energy common shareowners			371.5			371.5
Common stock dividends ($1.175 per share) (a)			(266.5)			(266.5)
Common stock issued, net		26.6				26.6
Other		4.7	3.1		(1.5)	6.3
Ending balance	$2.3	$1,693.1	$2,177.0	($0.4)	($10.0)	$3,862.0

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2017

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating revenues:
Electric utility	$1,569.7	$1,503.8	$1,493.3
Gas utility	204.0	217.3	296.5
Steam and other	46.7	53.4	58.3
Total operating revenues	1,820.4	1,774.5	1,848.1
Operating expenses:
Electric production fuel and purchased power	430.5	428.4	497.3
Electric transmission service	359.7	328.2	323.4
Cost of gas sold	111.0	123.3	185.5
Other operation and maintenance	383.7	389.9	381.1
Depreciation and amortization	210.8	207.2	197.5
Taxes other than income taxes	53.9	55.6	54.1
Total operating expenses	1,549.6	1,532.6	1,638.9
Operating income	270.8	241.9	209.2
Interest expense and other:
Interest expense	103.2	96.8	89.9
Allowance for funds used during construction	(52.0)	(28.2)	(25.9)
Interest income and other	(0.3)	(0.2)	2.3
Total interest expense and other	50.9	68.4	66.3
Income before income taxes	219.9	173.5	142.9
Income tax benefit	(5.9)	(22.7)	(48.9)
Net income	225.8	196.2	191.8
Preferred dividend requirements	10.2	10.2	10.2
Earnings available for common stock	$215.6	$186.0	$181.6
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$4.5
Accounts receivable, less allowance for doubtful accounts	240.7	200.0
Production fuel, at weighted average cost	70.3	60.2
Gas stored underground, at weighted average cost	16.3	18.2
Materials and supplies, at weighted average cost	46.5	45.7
Regulatory assets	17.7	39.6
Other	27.7	28.2
Total current assets	422.5	396.4
Property, plant and equipment, net	5,435.6	4,925.1
Investments	0.8	19.6
Other assets:
Regulatory assets	1,441.1	1,363.0
Deferred charges and other	4.7	5.0
Total other assets	1,445.8	1,368.0
Total assets	$7,304.7	$6,709.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186.3	$197.2
Accounts payable to associated companies	43.3	37.7
Regulatory liabilities	149.6	130.9
Accrued taxes	53.8	67.6
Accrued interest	31.6	28.2
Other	57.2	69.5
Total current liabilities	521.8	531.1
Long-term debt, net	2,153.5	1,856.9
Other liabilities:
Deferred tax liabilities	1,511.8	1,378.0
Regulatory liabilities	281.2	358.3
Pension and other benefit obligations	173.2	160.2
Other	214.2	229.3
Total other liabilities	2,180.4	2,125.8
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,597.8	1,407.8
Retained earnings	617.8	554.1
Total Interstate Power and Light Company common equity	2,249.0	1,995.3
Cumulative preferred stock	200.0	200.0
Total equity	2,449.0	2,195.3
Total liabilities and equity	$7,304.7	$6,709.1

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$225.8	$196.2	$191.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	210.8	207.2	197.5
Deferred tax expense (benefit) and tax credits	35.6	28.9	(11.5)
Equity component of allowance for funds used during construction	(35.2)	(18.6)	(17.1)
Other	2.9	19.5	11.3
Other changes in assets and liabilities:
Accounts receivable	(59.7)	20.4	43.3
Sales of accounts receivable	16.0	(17.0)	(7.0)
Regulatory assets	(54.7)	(76.3)	(272.9)
Accounts payable	8.0	(42.7)	18.8
Regulatory liabilities	(67.3)	(75.5)	(18.9)
Deferred income taxes	97.7	82.1	140.4
Pension and other benefit obligations	13.1	17.8	93.8
Other	(31.1)	43.0	36.6
Net cash flows from operating activities	361.9	385.0	406.1
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(689.7)	(619.3)	(526.0)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	139.9	—
Other	(3.9)	(32.5)	(26.7)
Net cash flows used for investing activities	(693.6)	(511.9)	(552.7)
Cash flows from financing activities:
Common stock dividends	(151.9)	(140.0)	(140.0)
Capital contributions from parent	190.0	165.0	90.0
Proceeds from issuance of long-term debt	300.0	250.0	250.0
Payments to retire long-term debt	—	(150.0)	(38.4)
Other	(7.6)	1.1	(14.1)
Net cash flows from financing activities	330.5	126.1	147.5
Net increase (decrease) in cash and cash equivalents	(1.2)	(0.8)	0.9
Cash and cash equivalents at beginning of period	4.5	5.3	4.4
Cash and cash equivalents at end of period	$3.3	$4.5	$5.3
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($99.7)	($93.9)	($89.8)
Income taxes, net	($11.1)	$19.3	$20.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$53.8	$77.0	$113.2

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2014:
Beginning balance	$33.4	$1,152.8	$461.9	$1,648.1
Earnings available for common stock			181.6	181.6
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		90.0		90.0
Other			4.6	4.6
Ending balance	33.4	1,242.8	508.1	1,784.3
2015:
Earnings available for common stock			186.0	186.0
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		165.0		165.0
Ending balance	33.4	1,407.8	554.1	1,995.3
2016:
Earnings available for common stock			215.6	215.6
Common stock dividends			(151.9)	(151.9)
Capital contribution from parent		190.0		190.0
Ending balance	$33.4	$1,597.8	$617.8	$2,249.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowner of
Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2017

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating revenues:
Electric utility	$1,305.8	$1,266.7	$1,220.3
Gas utility	151.4	163.9	221.0
Other	1.9	4.5	7.8
Total operating revenues	1,459.1	1,435.1	1,449.1
Operating expenses:
Electric production fuel and purchased power	423.5	409.3	379.9
Electric transmission service	168.2	157.1	124.1
Cost of gas sold	83.3	95.8	142.3
Other operation and maintenance	219.8	235.4	277.2
Depreciation and amortization	192.5	184.3	181.2
Taxes other than income taxes	44.8	44.5	43.4
Total operating expenses	1,132.1	1,126.4	1,148.1
Operating income	327.0	308.7	301.0
Interest expense and other:
Interest expense	91.4	92.4	86.4
Equity income from unconsolidated investments	(39.8)	(35.1)	(42.8)
Allowance for funds used during construction	(10.5)	(8.7)	(8.9)
Interest income and other	(0.2)	(0.4)	(0.1)
Total interest expense and other	40.9	48.2	34.6
Income before income taxes	286.1	260.5	266.4
Income taxes	93.3	82.9	85.3
Net income	192.8	177.6	181.1
Net income attributable to noncontrolling interest	2.4	1.3	0.7
Earnings available for common stock	$190.4	$176.3	$180.4

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.2	$0.4
Accounts receivable, less allowance for doubtful accounts	226.3	185.4
Production fuel, at weighted average cost	27.8	38.6
Gas stored underground, at weighted average cost	21.3	25.1
Materials and supplies, at weighted average cost	36.3	33.5
Regulatory assets	40.1	80.6
Prepaid gross receipts tax	39.8	39.2
Other	20.7	20.7
Total current assets	416.5	423.5
Property, plant and equipment, net	4,426.7	4,103.7
Investments:
Investment in American Transmission Company LLC	—	293.3
Other	13.7	15.4
Total investments	13.7	308.7
Other assets:
Regulatory assets	416.2	425.4
Deferred charges and other	17.2	9.1
Total other assets	433.4	434.5
Total assets	$5,290.3	$5,270.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$52.3	$19.9
Accounts payable	192.9	136.0
Accounts payable to associated companies	34.6	21.6
Regulatory liabilities	36.6	56.2
Accrued interest	23.6	23.7
Other	54.7	79.5
Total current liabilities	394.7	336.9
Long-term debt, net	1,535.2	1,533.9
Other liabilities:
Deferred tax liabilities	971.6	1,005.4
Regulatory liabilities	213.6	192.3
Capital lease obligations - Sheboygan Falls Energy Facility	77.2	83.6
Pension and other benefit obligations	207.8	188.7
Other	159.4	162.0
Total other liabilities	1,629.6	1,632.0
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,019.0	959.0
Retained earnings	645.6	731.1
Total Wisconsin Power and Light Company common equity	1,730.8	1,756.3
Noncontrolling interest	—	11.3
Total equity	1,730.8	1,767.6
Total liabilities and equity	$5,290.3	$5,270.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$192.8	$177.6	$181.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	192.5	184.3	181.2
Other amortizations	(8.7)	5.3	47.3
Deferred tax expense and tax credits	114.5	77.6	82.6
Equity income from unconsolidated investments	(39.8)	(35.1)	(42.8)
Distributions from equity method investments	28.3	30.6	36.4
Other	(6.3)	(5.7)	(7.2)
Other changes in assets and liabilities:
Accounts receivable	(47.6)	3.7	2.2
Regulatory assets	51.1	(28.2)	(166.9)
Pension and other benefit obligations	19.1	8.3	92.0
Other	25.5	31.4	18.5
Net cash flows from operating activities	521.4	449.8	424.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(453.0)	(344.3)	(312.9)
Other	(25.9)	(13.9)	(7.2)
Net cash flows used for investing activities	(478.9)	(358.2)	(320.1)
Cash flows used for financing activities:
Common stock dividends	(135.0)	(126.9)	(118.7)
Capital contribution from parent	60.0	—	—
Proceeds from issuance of long-term debt	—	—	250.0
Net change in commercial paper	32.4	19.9	(183.7)
Other	3.9	(30.9)	(5.7)
Net cash flows used for financing activities	(38.7)	(137.9)	(58.1)
Net increase (decrease) in cash and cash equivalents	3.8	(46.3)	46.2
Cash and cash equivalents at beginning of period	0.4	46.7	0.5
Cash and cash equivalents at end of period	$4.2	$0.4	$46.7
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($91.5)	($93.1)	($84.6)
Income taxes, net	$27.8	($7.4)	($12.2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$93.1	$55.2	$38.4
Transfer of investment in ATC and tax liability to ATI	($163.6)	$—	$—

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
	(in millions)
2014:
Beginning balance	$66.2	$959.0	$622.2	$—	$1,647.4
Net income			180.4	0.7	181.1
Common stock dividends			(118.7)		(118.7)
Contributions from noncontrolling interest				8.6	8.6
Distributions to noncontrolling interest				(0.8)	(0.8)
Other			(2.2)		(2.2)
Ending balance	66.2	959.0	681.7	8.5	1,715.4
2015:
Net income			176.3	1.3	177.6
Common stock dividends			(126.9)		(126.9)
Contributions from noncontrolling interest				3.4	3.4
Distributions to noncontrolling interest				(1.9)	(1.9)
Ending balance	66.2	959.0	731.1	11.3	1,767.6
2016:
Net income			190.4	2.4	192.8
Common stock dividends			(135.0)		(135.0)
Capital contribution from parent		60.0			60.0
Contributions from noncontrolling interest				11.5	11.5
Distributions to noncontrolling interest				(2.5)	(2.5)
Transfer of investment in ATC to ATI			(140.9)	(22.7)	(163.6)
Ending balance	$66.2	$1,019.0	$645.6	$—	$1,730.8
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General -
Description of Business - Alliant Energy’s financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary wholly-owned subsidiaries are IPL, WPL, AEF and Corporate Services.

IPL’s financial statements include the accounts of IPL and its consolidated subsidiary, IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa, and is engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

WPL’s financial statements include the accounts of WPL and its consolidated subsidiary, WPL Transco, which held Alliant Energy’s investment in ATC until December 31, 2016. Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI on December 31, 2016. WPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin.

AEF is comprised of Transportation, Non-regulated Generation, ATI and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Non-regulated Generation owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation currently owns the non-regulated 99 MW Franklin County wind farm located in Franklin County, Iowa. In February 2017, FERC issued an order approving the transfer of the Franklin County wind farm from AEF to IPL. Alliant Energy and IPL currently expect to complete this transfer in 2017. ATI, a wholly-owned subsidiary of AEF, held a partial interest in WPL Transco until December 31, 2016. As of December 31, 2016, ATI holds all of Alliant Energy’s investment in ATC. Refer to Note 6(a) for further discussion of the transfer of WPL’s ATC investment to ATI.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly-owned utility EGUs. Unconsolidated investments, which Alliant Energy and WPL do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Under the equity method of accounting, Alliant Energy and WPL initially record the investment at cost, and adjust the carrying amount of the investment to recognize their respective share of the earnings or losses of the investee. Dividends received from an investee reduce the carrying amount of the equity investment. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Refer to Notes 1(m) and 6(a) for further discussion of VIEs and equity method investments, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The financial statements are prepared in conformity with GAAP, which give recognition to the rate-making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein exclude discontinued operations for all periods presented. As discussed in Note 7, all Alliant Energy share and per share amounts have been adjusted to reflect a two-for-one common stock split distributed in May 2016. As required by GAAP, all prior period financial statements and disclosures presented herein have been restated to reflect the common stock split.

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

NOTE 1(c) Income Taxes - The liability method of accounting is followed for deferred taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state apportionment. Changes in deferred tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead recorded to regulatory assets or regulatory liabilities until these temporary differences reverse. Refer to Note 2 for further discussion of these tax regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred tax expense on all temporary differences since 1991.

Investment tax credits are deferred and amortized to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed.

Alliant Energy files a consolidated federal income tax return and a combined return in Wisconsin, which include Alliant Energy and its subsidiaries. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2016, 2015 and 2014.

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

	IPL			WPL
	2016	2015	2014	2016	2015	2014
Electric - generation	3.5%	3.6%	3.6%	3.1%	3.2%	3.2%
Electric - distribution	2.4%	2.4%	2.5%	2.6%	2.7%	2.7%
Electric - other	4.2%	4.0%	4.0%	4.7%	4.5%	5.9%
Gas	3.3%	3.2%	3.3%	2.5%	2.5%	2.5%
Other	3.9%	3.9%	4.3%	5.9%	6.0%	6.0%

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

	2016	2015	2014
IPL (Marshalltown CWIP) (a)	7.9%	7.9%	8.0%
IPL (other CWIP)	7.7%	7.7%	7.8%
WPL (retail jurisdiction)	8.2%	8.2%	8.2%
WPL (wholesale jurisdiction)	6.7%	7.9%	4.1%

(a)
In 2013, the IUB issued an order establishing rate-making principles for Marshalltown that requires a 10.3% return on common equity for the calculation of AFUDC related to the construction of such facility.

In accordance with their most recent rate orders, IPL applies its AFUDC rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its most recent rate order, including the Riverside expansion.

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

NOTE 1(f) Operating Revenues -
Utility - Revenues from Alliant Energy’s utility business are primarily from electricity and natural gas sales and are recognized on an accrual basis as services are rendered or commodities are delivered to customers. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded in such reporting period. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, temperature impacts, line losses and the most recent customer rates.

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

Taxes Collected from Customers - Sales or various other taxes collected by certain of Alliant Energy’s subsidiaries on behalf of other agencies are recorded on a net basis and are not included in operating revenues.

Revenue Recognition - Refer to Note 1(o) for discussion of a new accounting standard issued by the Financial Accounting Standards Board in 2014, which provides principles for recognizing revenue.

NOTE 1(g) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Purchased Power (Fuel-related Costs) - Fuel-related costs are incurred to generate and purchase electricity to meet the demand of IPL’s and WPL’s electric customers. These fuel-related costs include the cost of fossil fuels (primarily natural gas and coal) used to produce electricity at their EGUs, electricity purchased from MISO wholesale energy markets and under PPAs, costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their EGUs and costs for chemicals utilized to control emissions from their EGUs. These fuel-related costs are recorded in “Electric production fuel and purchased power” in the income statements.

IPL Retail - The cost recovery mechanisms for IPL’s retail electric customers provide for monthly adjustments to their electric rates for changes in fuel-related costs. Fuel adjustment clause rules applicable to IPL’s retail jurisdiction also allow recovery of prudently incurred costs for emission allowances required to comply with EPA regulations through the fuel adjustment clause. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers.

WPL Retail - The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Deferred amounts for fuel-related costs outside the approved fuel monitoring ranges are recognized in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s income statements. The cumulative effects of these deferred amounts are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers.

IPL and WPL Wholesale - The cost recovery mechanisms for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in fuel-related costs. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and purchased power” in the income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances are excluded from the fuel-

related cost recovery mechanisms and are recovered from their wholesale electric customers through annual changes in base rates determined by a formula rate structure.

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

Electric Transmission Service - Costs incurred for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are charged to “Electric transmission service” in the income statements.

IPL Retail - Electric transmission service expense is recovered from IPL’s retail electric customers through a transmission cost rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to retail electric customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

WPL Retail - Electric transmission service expense is recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings.

Pursuant to the escrow accounting treatment WPL received as part of its approved retail electric rate case (2015/2016 Test Period) in 2014 from the PSCW, the difference between actual electric transmission service expense incurred and the amount of electric transmission service costs collected from customers as electric revenues in 2015 and 2016 is recognized in “Electric transmission service” in Alliant Energy’s and WPL’s income statements. An offsetting amount is recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until reflected in future billings to customers. The PSCW’s December 2016 order for WPL’s retail electric rate case (2017/2018 Test Period) extends this escrow accounting treatment through 2018.

IPL and WPL Wholesale - IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. Electric transmission service expense is allocated to and recovered from these customers based on a load ratio share computation.

Cost of Gas Sold - Costs are incurred for the purchase, transportation and storage of natural gas to serve IPL’s and WPL’s gas customers and the costs associated with the natural gas delivered to customers are charged to “Cost of gas sold” in the income statements. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates each month for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Energy Efficiency Costs - Costs are incurred to fund energy efficiency programs and initiatives that help customers reduce their energy usage. The costs incurred for these programs and initiatives are charged to “Other operation and maintenance” in the income statements. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers through an additional tariff called an energy efficiency cost recovery factor, which is revised annually and includes a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliations of any under-/over-collection of energy efficiency costs from prior periods are also addressed in WPL’s periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs for IPL and WPL are recognized in “Other operation and maintenance” in the income statements. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Refer to Note 2 for additional information regarding these utility cost recovery mechanisms.

NOTE 1(h) Financial Instruments - Financial instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the balance sheets. Certain commodity purchase and sales contracts qualify for and have been designated under the normal purchase and sale exception and are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on IPL’s and WPL’s derivative instruments. Refer to Notes 14, 15 and 16(f) for further discussion of derivatives and related credit risk.

NOTE 1(i) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, or conclude it is probable recovery will be disallowed, an impairment charge is recognized equal to the amount of the carrying value that was disallowed or is probable of being disallowed. If IPL or WPL are only allowed a partial return on the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, or conclude it is probable a full return will not be allowed, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment.

Property, Plant and Equipment of Non-regulated Operations - Property, plant and equipment of non-regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 3 for discussion of Alliant Energy’s impairment analysis of the Franklin County wind farm assets in 2016 and resulting asset valuation charges recorded by Alliant Energy in 2016.

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

NOTE 1(j) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period the ARO expenditures are recovered from IPL’s customers. WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates pursuant to PSCW and FERC orders. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-regulated operations are recorded to depreciation and amortization expenses in Alliant Energy’s income statements. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets. Refer to Note 13 for additional discussion of AROs.

NOTE 1(k) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-regulated businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 2 for information on regulatory assets related to IPL’s and WPL’s debt retired early or refinanced.

NOTE 1(l) Allowance for Doubtful Accounts - Allowances for doubtful accounts are recorded for estimated losses resulting from the inability of customers to make required payments. Allowances for doubtful accounts are estimated based on historical write-offs, customer arrears and other economic factors within IPL’s and WPL’s service territories. Refer to Note 5(a) for details of allowance for doubtful accounts.

NOTE 1(m) Variable Interest Entities - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or its equity investors lack any of the following characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. The financial statements did not reflect any VIEs on a consolidated basis.

NOTE 1(n) Cash Flows Presentation - Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its cash flows statements.

NOTE 1(o) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2018. Upon adoption, the standard can be applied retrospectively to all prior reporting periods presented, or retrospectively with a cumulative effect to the opening retained earnings balance on January 1, 2018. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations and do not anticipate a significant change in revenue recognition for retail electric and gas sales, which represent the majority of Alliant Energy’s, IPL’s and WPL’s revenues. Alliant Energy, IPL and WPL continue to evaluate additional impacts of this standard, as well as which transition method will be utilized.

Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet for all leases with terms longer than 12 months. The standard also requires disclosure of key information about leasing arrangements. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2019 and are evaluating the impact of this standard on their financial condition and results of operations and expect an increase in assets and liabilities from recognizing operating leases on their balance sheets.

Share-based Compensation Award Payments - In March 2016, the Financial Accounting Standards Board issued an accounting standard intended to simplify certain aspects of the accounting for share-based compensation award payments and the associated income taxes. This standard changes the accounting for excess tax benefits, whereby such benefits are recognized in the income statement instead of additional paid-in capital on the balance sheet. Alliant Energy adopted this standard on January 1, 2016, which resulted in a cumulative effect of a decrease to its deferred tax liabilities and an increase to its January 1, 2016 retained earnings balance of $3.1 million, which is included in “Other” in Alliant Energy’s common equity statement in 2016.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Tax-related	$1,055.6	$987.7	$1,022.4	$958.2	$33.2	$29.5
Pension and OPEB costs	578.7	579.5	294.0	298.1	284.7	281.4
AROs	105.9	92.4	64.3	50.8	41.6	41.6
WPL’s EGUs retired early	41.4	45.0	—	—	41.4	45.0
Derivatives	30.7	70.6	10.0	28.2	20.7	42.4
Emission allowances	26.2	26.9	26.2	26.9	—	—
Commodity cost recovery	6.0	35.9	0.3	2.8	5.7	33.1
Other	70.6	70.6	41.6	37.6	29.0	33.0
	$1,915.1	$1,908.6	$1,458.8	$1,402.6	$456.3	$506.0

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets, but not the respective carrying costs of these regulatory assets, are expected to be recovered from customers in future rates. At December 31, 2016, IPL and WPL had $44 million and $9 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of emission allowances, debt redemption costs, and costs for clean air compliance and wind generation expansion projects. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the wholesale portion of under-collected fuel-related costs, which is discussed in Note 1(g), and environmental-related costs. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. During 2016, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Pension and other postretirement benefits costs - The IUB and the PSCW have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of AOCL on the balance sheets, as these amounts are expected to be recovered in future rates. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets on the balance sheets because these amounts are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs. Regulatory assets are also increased or decreased as a result of the annual defined benefit plan measurement process.

Pension and OPEB costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and OPEB costs determined in accordance with GAAP and are calculated using different methods for IPL’s and WPL’s respective regulatory jurisdictions. The IUB authorized IPL in its 2009 Test Year Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its 2009 Test Year and an estimate of costs for its forward-looking post-Test Year (2010). The PSCW has authorized WPL to recover from its retail electric and gas customers an estimated allocated portion of annual costs equal to the costs expected to be incurred during each test period. IPL and WPL are authorized to recover from their wholesale customers an allocated portion of actual pension costs incurred each year through FERC-approved formula rates. Refer to Note 12(a) for additional details regarding pension and OPEB costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. Refer to Note 13 for additional details of AROs.

WPL’s electric generating units retired early - In December 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3. WPL received approval from the PSCW and FERC to reclassify the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and WPL’s balance sheets. The remaining net book value is included in WPL’s rate base and WPL is earning a return on the outstanding balance. WPL is currently recovering the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period beginning January 1, 2013 pursuant to PSCW and FERC orders.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized, and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

Emission allowances - IPL entered into forward contracts in 2007 to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties to meet future CAIR emission reduction standards. Any SO2 emission allowances acquired under these forward contracts could be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under CSAPR. In 2011, the EPA issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. Alliant Energy and IPL have recorded a regulatory asset for amounts paid under the forward contracts, as well as for the remaining obligation under the forward contracts as a result of concluding the amount is probable of recovery from IPL’s customers.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s cost recovery mechanisms.

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2016 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period the likelihood of future recovery is less than probable.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Cost of removal obligations	$411.6	$406.0	$269.4	$260.4	$142.2	$145.6
IPL’s tax benefit riders	83.5	159.2	83.5	159.2	—	—
Electric transmission cost recovery	72.0	43.5	35.7	21.9	36.3	21.6
Derivatives	31.5	8.5	12.1	6.7	19.4	1.8
Commodity cost recovery	30.8	37.6	17.8	23.5	13.0	14.1
Energy efficiency cost recovery	20.5	48.3	—	—	20.5	48.3
Other	31.1	34.6	12.3	17.5	18.8	17.1
	$681.0	$737.7	$430.8	$489.2	$250.2	$248.5

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

IPL’s tax benefit riders - The IUB has approved electric and gas tax benefit riders proposed by IPL, which utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to such customers, resulting in no impact to their net income from the electric and gas tax benefit riders. The tax benefit riders regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. In 2016, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $76 million as follows (in millions):

Electric tax benefit rider credits	$64
Gas tax benefit rider credits	12
$76

In December 2016, the IUB authorized $68 million and $7 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric and gas customers’ bills in 2017 through the electric and gas tax benefit riders, respectively. Any remaining tax benefit rider regulatory liabilities are currently expected to be credited to IPL’s retail electric and gas customers’ bills in the future, subject to final review by the IUB.

Electric tax benefit rider - Details for IPL’s electric tax benefit rider are as follows (in millions):

	2016	2015	2014
Credit to IPL’s Iowa retail electric customers’ bills with reduction to electric revenues (based on customers’ KWh usage)	$64	$72	$85
Income tax benefit resulting from decreased taxable income caused by credits	27	30	35
Income tax benefit representing tax benefits realized from electric tax benefit rider	37	42	50

The IUB authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills for 2013 through 2016 to recognize the revenue requirement impact of the changes in tax accounting methods related to tangible property and mixed service costs. The revenue requirement adjustment resulted in increases to electric revenues in Alliant Energy’s and IPL’s income statements and was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider as follows (in millions):

	2016	2015	2014
Revenue requirement adjustment	$14	$14	$15

Gas tax benefit rider - Details for IPL’s gas tax benefit rider are as follows (in millions):

	2016	2015	2014
Credit to IPL’s Iowa retail gas customers’ bills with reduction to gas revenues (based on a fixed amount per day)	$12	$12	$12
Income tax benefit resulting from decreased taxable income caused by credits	5	5	5
Income tax benefit representing tax benefits realized from gas tax benefit rider	7	7	7

Electric transmission cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s electric transmission service cost recovery mechanisms.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s commodity cost recovery mechanisms.

Energy efficiency cost recovery - WPL and IPL collect revenues from their customers to offset certain expenditures they each incur for energy efficiency programs, including state mandated programs and Shared Savings programs. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. The PSCW’s order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized energy efficiency cost recovery amortizations for 2016, which contributed to the decrease in Alliant Energy’s and WPL’s “Energy efficiency cost recovery” regulatory liabilities.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement increases in annual retail electric and gas base rates of $9 million and $9 million, respectively, effective January 1, 2017 followed by a freeze of such rates through the end of 2018. The key drivers for the electric and gas base rate increases are recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. The filing also included utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the return on common equity sharing mechanism for the 2013/2014 Test Period to reduce the requested base rate increases. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels in 2017 or 2018.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their then current levels through the end of 2016. The retail electric base rate case included a return of and return of costs for environmental controls projects, generation performance and reliability improvements, other ongoing capital expenditures and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency recoveries and increased sales volumes. The order also authorized WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The order included provisions that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded certain levels in 2015 or 2016. As of December 31, 2016, Alliant Energy and WPL deferred $6 million of WPL’s 2016 earnings for these provisions, which is included in “Other” in Alliant Energy’s and WPL’s regulatory liabilities tables above.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - The PSCW’s order for WPL’s 2013/2014 Test Period electric and gas base rate case included provisions that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded certain levels during 2013 or 2014. As of December 31, 2016, Alliant Energy and WPL deferred $6 million of WPL’s 2013 and 2014 earnings for these provisions, which is included in “Other” in Alliant Energy’s and WPL’s regulatory liabilities tables above. These deferred earnings will be returned to customers as an offset to revenue requirements in 2017 and 2018 as authorized by the PSCW.

IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extended IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provided targeted retail electric customer billing credits of $105 million in aggregate. IPL recorded such billing credits as follows (in millions):

	2016	2015	2014
Billing credits to reduce retail electric customers’ bills	$9	$24	$72

WPL’s Retail Fuel-related Rate Filings - The PSCW authorized annual retail electric rate increases for WPL in 2014, 2015 and 2016, resulting from anticipated increases in retail electric fuel-related costs during such periods. Retail fuel-related costs incurred by WPL in 2015 and 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs, and retail fuel-related costs incurred by WPL in 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs. These fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved respective annual forecasted fuel-related costs. Details on these rate increases, as well as amounts WPL deferred for the over-collected (included in “Commodity cost recovery” regulatory liabilities) or under-collected (included in “Commodity cost recovery” regulatory assets) fuel-related costs from its retail electric customers are as follows (dollars in millions):

	Retail Electric		Deferral of Over (Under)	Timing of Refunds To or
Year	Rate Increase		Collected Fuel-related Costs	Collections From Customers
2016	$7	1%	$9	Pending
2015	39	4%	10	2016
2014	19	2%	(28)	2016

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Utility:
Electric plant:
Generation in service	$5,866.9	$5,643.7	$2,916.8	$3,011.6	$2,950.1	$2,632.1
Distribution in service	4,739.2	4,489.9	2,589.3	2,447.9	2,149.9	2,042.0
Other in service	329.1	311.3	223.5	212.2	105.6	99.1
Anticipated to be retired early (a)	108.3	—	108.3	—	—	—
Total electric plant	11,043.5	10,444.9	5,837.9	5,671.7	5,205.6	4,773.2
Gas plant in service	1,107.6	1,018.3	556.7	513.6	550.9	504.7
Other plant in service	549.3	530.6	313.0	296.0	236.3	234.6
Accumulated depreciation	(4,135.7)	(3,939.6)	(2,258.3)	(2,152.8)	(1,877.4)	(1,786.8)
Net plant	8,564.7	8,054.2	4,449.3	4,328.5	4,115.4	3,725.7
Leased Sheboygan Falls Energy Facility, net (b)	—	—	—	—	52.4	58.6
Construction work in progress	1,226.8	897.5	968.1	578.2	258.7	319.3
Other, net	18.4	18.5	18.2	18.4	0.2	0.1
Total utility	9,809.9	8,970.2	5,435.6	4,925.1	4,426.7	4,103.7
Non-regulated and other:
Non-regulated Generation, net (c)	135.0	229.3	—	—	—	—
Corporate Services and other, net (d)	334.3	319.6	—	—	—	—
Total non-regulated and other	469.3	548.9	—	—	—	—
Total property, plant and equipment	$10,279.2	$9,519.1	$5,435.6	$4,925.1	$4,426.7	$4,103.7

(a)
In 2016, IPL received approval from MISO to retire Sutherland Unit 3 and currently anticipates retiring this EGU by June 30, 2017. The recovery of the remaining net book value of this EGU is expected to be addressed in IPL’s next retail electric base rate case, which is currently expected to be filed in the second quarter of 2017.

(b)
Less accumulated amortization of $71.4 million and $65.2 million for WPL as of December 31, 2016 and 2015, respectively. The Sheboygan Falls Energy Facility is eliminated from WPL upon consolidation and is included in the “Non-regulated Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.

(c)	Less accumulated depreciation of $46.5 million and $59.0 million for Alliant Energy as of December 31, 2016 and 2015, respectively.

(d)	Less accumulated depreciation of $272.0 million and $252.9 million for Alliant Energy as of December 31, 2016 and 2015, respectively.

Utility -
Environmental Controls Project -
WPL’s Edgewater Unit 5 - Construction of a scrubber and baghouse at Edgewater Unit 5 began in 2014 and was completed in 2016, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant - Generation in service” in the above table for Alliant Energy and WPL in 2016. As of December 31, 2016 and 2015, the capitalized project costs for the scrubber and baghouse consisted of capitalized expenditures of $225 million and CWIP of $190 million, and AFUDC of $12 million and $8 million, respectively, for the scrubber and baghouse. The scrubber and baghouse reduce SO2 and mercury emissions at the EGU and are expected to help meet requirements under CSAPR.

Natural Gas-Fired Generation Projects -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in April 2017. As of December 31, 2016 and 2015, Alliant Energy and IPL recorded capitalized expenditures for CWIP of $612 million and $453 million, and AFUDC of $68 million and $24 million, respectively, for Marshalltown in “Construction work in progress” in the above table for Alliant Energy and IPL.

WPL’s Riverside Expansion - WPL is currently constructing the Riverside expansion, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is expected to be completed in early 2020. As of December 31, 2016 and 2015, Alliant Energy and WPL recorded capitalized expenditures for CWIP of $81 million and $2 million, and AFUDC of $2 million and $0, respectively, for the Riverside expansion in “Construction work in progress” in the above table for Alliant Energy and WPL. These capital expenditures exclude any potential impacts from the intent to exercise purchase options by certain WPL electric cooperatives for a partial ownership interest in the Riverside expansion.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add wind generation to its resources portfolio. In 2016, IPL entered into a turbine supply agreement and made progress payments for a portion of the wind turbines in such agreement in order to qualify for the full level of production tax credits for this new wind generation. IPL anticipates placing certain of the additional wind generation in service in 2019 and 2020. As of December 31, 2016, Alliant Energy and IPL recorded capitalized expenditures for CWIP of $102 million and AFUDC of $1 million for this expansion of wind generation in “Construction work in progress” in the above table for Alliant Energy and IPL.

Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In 2015, IPL completed the sale of its Minnesota natural gas distribution assets (primarily related to property, plant and equipment) and received proceeds of $11 million and a promissory note of $2 million. In 2015, IPL completed the sale of its Minnesota electric distribution assets (primarily related to property, plant and equipment) to Southern Minnesota Energy Cooperative, a combined group of various neighboring electric cooperatives, and received proceeds of $129 million. The proceeds from the natural gas distribution assets were used for general corporate purposes and the proceeds from the electric distribution assets were used to reduce cash amounts received from IPL’s sales of accounts receivable program. The premium received over the book value of the property, plant and equipment sold was more than offset by a reduction in tax-related regulatory assets associated with the distribution assets. As a result, Alliant Energy and IPL recorded pre-tax charges of $11 million and $3 million for the Minnesota electric and natural gas distribution asset transactions, respectively, in “Other operation and maintenance” in their income statements in 2015.

The electric distribution asset sales agreement includes a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which was approved by FERC in 2015 and became effective upon the sale of IPL’s Minnesota electric distribution assets. The wholesale power supply agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect indefinitely, unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings. IPL’s current return on common equity authorized by FERC related to its wholesale electric rates is 10.97%. As a result of IPL’s requirement to supply electricity to Southern Minnesota Energy Cooperative under the wholesale power supply agreement, the sale of the electric distribution assets did not have a significant impact on IPL’s generation plans or operating results.

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

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Equity	$42.3	$24.4	$23.1	$35.2	$18.6	$17.1	$7.1	$5.8	$6.0
Debt	20.2	12.5	11.7	16.8	9.6	8.8	3.4	2.9	2.9
	$62.5	$36.9	$34.8	$52.0	$28.2	$25.9	$10.5	$8.7	$8.9

AFUDC related to various construction projects was recognized in the income statements as follows (in millions):

	2016	2015	2014
IPL:
Marshalltown	$43.8	$20.7	$3.7
Environmental controls - Ottumwa Unit 1	—	—	10.6
Other	8.2	7.5	11.6
	52.0	28.2	25.9
WPL:
Environmental controls - Edgewater Unit 5	4.3	5.1	2.7
Other	6.2	3.6	6.2
	10.5	8.7	8.9
Alliant Energy	$62.5	$36.9	$34.8

Non-regulated and Other - The non-regulated and other property, plant and equipment recorded on Alliant Energy’s balance sheets includes the following:

Non-regulated Generation -
Franklin County Wind Farm - The Franklin County wind farm was placed into service in 2012 and is depreciated using the straight-line method over a 30-year period. Based on an evaluation of the strategic options for the Franklin County wind farm performed in 2016, Alliant Energy concluded it was probable the Franklin County wind farm will be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets in 2016. The impairment analysis evaluated the value of the assets and a reasonable estimate of the amount of costs associated with the Franklin County wind farm that would be allowed for recovery for IPL’s electric rate-making purposes. Based on various analyses, including discounted cash flows projected from the Franklin County wind farm, recently executed PPAs associated with wind generating facilities located near the Franklin County wind farm, and the cost of new wind farms identified through IPL’s planned wind expansion, the value of the Franklin County wind farm assets was determined to be approximately $33 million, subject to working capital adjustments. Alliant Energy concluded such value represents a reasonable estimate of the amount IPL will be allowed for recovery for IPL’s electric rate-making purposes. As a result, in 2016, the carrying amount of the Franklin County wind farm was reduced to such value, resulting in non-cash, pre-tax asset valuation charges of $86 million (after-tax charges of $51 million, or $0.23 per share). In 2016, Alliant Energy recorded such charges as a reduction to “Non-regulated Generation, net” in the above table and charges to “Asset valuation charges for Franklin County wind farm” in its income statement.

In February 2017, FERC issued an order approving the transfer of the Franklin County wind farm from AEF to IPL. Alliant Energy and IPL currently expect to complete this transfer in 2017. The final amount to be recovered for IPL’s electric rate-making purposes is expected to be determined by the IUB as part of IPL’s retail electric rate case for the 2016 Test Year, currently anticipated to be filed in the second quarter of 2017, and therefore the final asset valuation charges are subject to change.

Sheboygan Falls - Sheboygan Falls was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period. As of December 31, 2016, Alliant Energy recorded $95 million on its balance sheet related to Sheboygan Falls.

Corporate Services and Other - Property, plant and equipment related to Corporate Services includes a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Property, plant and equipment related to Transportation includes a short-line railway in Iowa and a barge terminal on the Mississippi River. The Corporate Services and Other property, plant and equipment is depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired EGUs at December 31, 2016 was as follows (dollars in millions):

			Accumulated	Construction
	Ownership	Electric	Provision for	Work in
	Interest %	Plant	Depreciation	Progress
IPL
Ottumwa Unit 1	48.0%	$489.4	$137.3	$11.1
George Neal Unit 4	25.7%	185.2	80.8	1.6
George Neal Unit 3	28.0%	150.7	49.1	0.3
Louisa Unit 1	4.0%	36.5	21.8	0.6
		861.8	289.0	13.6
WPL
Columbia Units 1-2	46.2%	640.2	185.0	51.0
Edgewater Unit 4	68.2%	99.4	58.4	0.2
		739.6	243.4	51.2
Alliant Energy		$1,601.4	$532.4	$64.8

In November 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement, which allow the co-owners to forgo certain capital expenditures at Columbia (excluding capital expenditures related to the Columbia Unit 2 SCR currently being constructed), resulting in WPL incurring these additional capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based on the additional capital expenditures WPL currently expects to incur through June 1, 2020, WPL’s ownership interest in Columbia is expected to increase in the future. In December 2016, WPL filed a request with FERC for approval of these amendments to the Columbia joint operating agreement, effective January 1, 2017. WPL currently expects to receive FERC’s decision on these amendments in 2017.

In November 2016, various electric cooperatives, which currently have wholesale power supply agreements with WPL, notified WPL of their intent to exercise purchase options for a partial ownership interest in the Riverside expansion. WPL currently expects the exercise of the purchase options to be effective in 2017.

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Customer	$111.7	$93.8	$—	$4.6	$104.4	$81.5
Unbilled utility revenues	90.2	83.1	—	1.2	90.2	81.9
Deferred proceeds	211.1	172.0	211.1	172.0	—	—
Other	89.0	53.5	30.7	22.8	38.8	25.7
Allowance for doubtful accounts	(8.7)	(4.8)	(1.1)	(0.6)	(7.1)	(3.7)
	$493.3	$397.6	$240.7	$200.0	$226.3	$185.4

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In 2016, 2015 and 2014, IPL received cash proceeds of up to $180 million from the third party in exchange for the receivables sold. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. The limit on cash proceeds as of December 31, 2016 was $150 million, and effective February 2017 the limit on cash proceeds is $125 million. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. IPL was in compliance with all related covenants as of December 31, 2016.

As of December 31, 2016, IPL sold $248.1 million of receivables to the third party, received $21.0 million in cash proceeds and recorded deferred proceeds of $211.1 million. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. In 2016, 2015 and 2014, IPL’s costs incurred related to the sales of accounts receivable program were not material. Refer to Note 14 for discussion of the fair value of deferred proceeds.

IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2016	2015	2014	2016	2015	2014
Outstanding aggregate cash proceeds	$172.0	$137.0	$150.0	$73.2	$46.7	$46.4

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2016	2015
Customer accounts receivable	$157.6	$109.7
Unbilled utility revenues	90.4	71.3
Other receivables	0.1	0.1
Receivables sold to third party	248.1	181.1
Less: cash proceeds (a)	21.0	5.0
Deferred proceeds	227.1	176.1
Less: allowance for doubtful accounts	16.0	4.1
Fair value of deferred proceeds	$211.1	$172.0
Outstanding receivables past due	$68.0	$18.0

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2016	2015	2014
Collections reinvested in receivables	$1,818.1	$1,812.9	$1,997.9
Write-offs, net of recoveries	4.8	8.8	11.4

In connection with the implementation of IPL’s new customer billing and information system in 2016, IPL postponed the write-off of customer bills for a portion of 2016, resulting in lower write-offs in 2016 and higher outstanding receivables past due as of December 31, 2016.

NOTE 5(c) Whiting Petroleum Tax Sharing Agreement - Prior to an initial public offering of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the initial public offering. The increase in the tax basis of the assets was included as income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Alliant Energy the final payment of $26 million in 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement in 2014.

NOTE 6. INVESTMENTS
NOTE 6(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2016	2016	2015	2016	2015	2014
Alliant Energy
ATC (a)	16%	$317.6	$293.3	($39.1)	($34.2)	($41.9)
Other	Various	8.4	9.6	(0.5)	0.4	1.5
		$326.0	$302.9	($39.6)	($33.8)	($40.4)
WPL
ATC	—%	$—	$293.3	($39.1)	($34.2)	($41.9)
Wisconsin River Power Company	50%	7.7	8.7	(0.7)	(0.9)	(0.9)
		$7.7	$302.0	($39.8)	($35.1)	($42.8)

(a)
Alliant Energy currently has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors. Refer to Note 18 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2016	2015	2014	2016	2015	2014
Operating revenues	$658	$624	$643	$658	$624	$643
Operating income	331	299	330	331	299	330
Net income	232	186	240	234	202	240
As of December 31:
Current assets	82	88		6	87
Non-current assets	4,340	3,987		19	3,977
Current liabilities	498	332		3	332
Non-current liabilities	2,144	2,052		7	2,052

MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction of the base return on equity used by MISO transmission owners, including ATC. In September 2016, FERC issued an order on the first complaint to reduce the base return on equity for the refund period from November 12, 2013 through February 11, 2015. In June 2016, a FERC administrative law judge issued an initial decision regarding the second complaint recommending a reduction of the base return on equity for the refund period from February 12, 2015 through May 11, 2016. A final decision on the second complaint from FERC is currently expected in the first half of 2017. Alliant Energy and WPL have realized a cumulative $24 million of reductions in the amount of equity income from ATC as a result of the two complaints through December 31, 2016, including $9 million, $12 million and $3 million realized in 2016, 2015 and 2014, respectively.

WPL’s Noncontrolling Interest and Investment in ATC - Prior to 2014, WPL owned 100% of WPL Transco, which held Alliant Energy’s investment in ATC. In 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of AEF, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco made to ATC. WPL Transco’s equity income from ATC and ATC dividends received by WPL Transco were allocated between WPL and ATI based on their respective ownership interests at the time the equity income was generated and at the time of the dividend payments. Prior to the transfer of the investment in ATC to ATI discussed below, WPL consolidated WPL Transco, and ATI’s ownership in WPL Transco was recorded as a noncontrolling interest in total equity on WPL’s balance sheets.

In June 2016, WPL received an order from the PSCW requiring WPL to transfer its investment in ATC to Alliant Energy or an Alliant Energy subsidiary by December 31, 2022. On December 31, 2016, pursuant to the PSCW order, WPL Transco was liquidated and WPL transferred its investment in ATC to ATI. In conjunction with the transfer of the investment in ATC, a deferred intercompany tax gain recognized by WPL was assumed by ATI. The impact of WPL’s transfer of the ATC investment, including the assumption of such intercompany tax gain by ATI, was recorded as a net reduction in total equity of $163.6 million on WPL’s balance sheet. WPL’s income statement includes all of the equity earnings from ATC through December 31, 2016, the date of transfer. There were no impacts of this transfer to Alliant Energy’s consolidated financial statements. As of December 31, 2016, ATI owns Alliant Energy’s entire investment in ATC.

NOTE 6(b) Cash Surrender Value of Life Insurance Policies - Various life insurance policies cover certain current and former employees and directors. In 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flow statements, respectively. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Cash surrender value	$10.6	$42.3	$—	$18.9	$5.8	$6.4

NOTE 7. COMMON EQUITY
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

Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2016	2015	2014
Shares outstanding, January 1	226,918,432	221,871,360	221,887,338
At-the-market offering program	—	4,373,234	—
Shareowner Direct Plan issuances	732,814	606,010	—
Equity-based compensation plans (Note 12(b))	22,408	112,756	71,094
Other	—	(44,928)	(87,072)
Shares outstanding, December 31	227,673,654	226,918,432	221,871,360

At December 31, 2016, Alliant Energy had a total of 11.3 million shares available for issuance in the aggregate, pursuant to its Amended and Restated OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Program - In 2015, Alliant Energy filed a prospectus supplement under which it may sell up to $150 million of its common stock through an at-the-market offering program. In 2015, Alliant Energy issued 4,373,234 shares of common stock through this program and received cash proceeds of $133 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes. This at-the-market offering program expired in 2016.

Shareowner Direct Plan - Beginning in 2015, Alliant Energy satisfied its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

Shareowner Rights Agreement - Alliant Energy has established an amended and restated Shareowner Rights Agreement. The rights under this agreement will only become exercisable if a person or group has acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock. Each right will initially entitle registered shareowners to purchase from Alliant Energy one-quarter of one share of Alliant Energy’s common stock. The rights will be exercisable at an initial price of $55.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. Alliant Energy’s Board of Directors is authorized to reduce the 15% ownership threshold to not less than 10%. The amended and restated Shareowner Rights Agreement expires in December 2018. Alliant Energy currently has no intention to redeem the Shareowner Rights Agreement and plans to allow it to naturally expire at the end of the term.

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on applicable regulatory limitations. IPL also has common stock dividend restrictions based on the terms of its outstanding preferred stock. As of December 31, 2016, IPL and WPL were in compliance with all such dividend restrictions.

IPL is restricted from paying common stock dividends to its parent company, Alliant Energy, if for any past or current dividend period, dividends on its preferred stock have not been paid, or declared and set apart for payment. IPL has paid all dividends on its preferred stock through 2016. Under the Federal Power Act, IPL may not pay dividends to its parent company in excess of the current amount of its retained earnings. As of December 31, 2016, IPL’s amount of retained earnings that were free of dividend restrictions was $618 million. If IPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate cases) falls below 42% of total capitalization, IPL is required to notify the IUB.

Pursuant to a December 2016 PSCW order, WPL has a regulatory limitation on distributions to its parent company. WPL is prohibited from paying annual common stock dividends to its parent company in excess of forecasted dividend levels of $126 million in 2017 and $140 million in 2018 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) would fall below 51.00% for 2017 or 2018. As of December 31, 2016, WPL’s amount of retained earnings that were free of dividend restrictions was $126 million for 2017.

Restricted Net Assets of Subsidiaries - IPL and WPL do not have regulatory authority to lend or advance any amounts to their parent company. As of December 31, 2016, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.6 billion for each.

Comprehensive Income - In 2016, 2015 and 2014, Alliant Energy’s other comprehensive income (loss) was $0, $0.2 million and ($0.4) million, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2016, 2015 and 2014, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 8. REDEEMABLE PREFERRED STOCK
IPL is authorized to issue up to 16,000,000 shares of cumulative preferred stock in aggregate. Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Series	Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	2016	2015
				(in millions)
5.1%	$25	8,000,000	8,000,000	$200.0	$200.0

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

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2016, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2018. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2016	2015	2016	2015	2016	2015
Commercial paper outstanding	$244.1	$159.8	$—	$—	$52.3	$19.9
Commercial paper weighted average interest rates	0.9%	0.7%	N/A	N/A	0.7%	0.4%
Available credit facility capacity	$755.9	$840.2	$300.0	$300.0	$347.7	$380.1

	Alliant Energy		IPL		WPL
For the year ended	2016	2015	2016	2015	2016	2015
Maximum amount outstanding (based on daily outstanding balances)	$251.8	$181.2	$3.1	$18.4	$118.3	$24.7
Average amount outstanding (based on daily outstanding balances)	$179.0	$119.2	$—	$0.2	$38.1	$2.2
Weighted average interest rates	0.6%	0.4%	0.7%	0.4%	0.4%	0.3%

Financial Covenants - The credit facility agreements and AEF’s term loan credit agreement each contain a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facilities and term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2016 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	58%	58%
Actual	53%	47%	49%

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

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2016			2015
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
5.875%, due 2018	$100.0	$100.0	$—	$100.0	$100.0	$—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
3.25%, due 2024	250.0	250.0	—	250.0	250.0	—
3.4%, due 2025	250.0	250.0	—	250.0	250.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043	250.0	250.0	—	250.0	250.0	—
3.7%, due 2046 (b)	300.0	300.0	—	—	—	—
	2,175.0	2,175.0	—	1,875.0	1,875.0	—
Debentures (a):
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
4.1%, due 2044	250.0	—	250.0	250.0	—	250.0
	1,550.0	—	1,550.0	1,550.0	—	1,550.0
Other:
AEF term loan credit agreement through 2018, 1% at December 31, 2016 (c)(d)	500.0	—	—	—	—	—
Corporate Services 3.45% senior notes, due 2022 (a)	75.0	—	—	75.0	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2017 to 2024 (secured by Sheboygan Falls and related assets) (a)	53.8	—	—	56.8	—	—
Alliant Energy term loan credit agreement, 1% at December 31, 2015 (Retired in 2016) (c)	—	—	—	250.0	—	—
Franklin County Holdings LLC term loan credit agreement, 1% at December 31, 2015 (Retired in 2016) (c)	—	—	—	60.0	—	—
Other, 1% at December 31, 2016, due 2017 to 2025	3.3	—	—	3.7	—	—
	632.1	—	—	445.5	—	—
Subtotal	4,357.1	2,175.0	1,550.0	3,870.5	1,875.0	1,550.0
Current maturities	(4.6)	—	—	(313.4)	—	—
Unamortized debt issuance costs	(23.4)	(13.7)	(9.1)	(22.3)	(11.8)	(9.9)
Unamortized debt (discount) and premium, net	(13.5)	(7.8)	(5.7)	(12.6)	(6.3)	(6.2)
Long-term debt, net (e)	$4,315.6	$2,153.5	$1,535.2	$3,522.2	$1,856.9	$1,533.9

(a)
Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.

(b)
In 2016, IPL issued $300 million of 3.7% senior debentures due 2046. The proceeds from the issuance were used by IPL to reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $100 million and for general corporate purposes.

(c)
In 2016, AEF entered into a $500 million variable-rate term loan credit agreement and used the proceeds from borrowings under this agreement to retire Alliant Energy’s and Franklin County Holdings LLC’s variable-rate term loan credit agreements that matured in 2016, reduce outstanding commercial paper at Alliant Energy and for general corporate purposes.

(d)	Refer to Note 9(a) for discussion of a financial covenant contained in AEF’s term loan credit agreement.

(e)	There were no significant sinking fund requirements related to the outstanding long-term debt.

Five-Year Schedule of Debt Maturities - At December 31, 2016, debt maturities for 2017 through 2021 were as follows (in millions):

	2017	2018	2019	2020	2021
IPL	$—	$350	$—	$200	$—
WPL	—	—	250	150	—
AEF	5	506	6	7	8
Alliant Energy	$5	$856	$256	$357	$8

Fair Value of Long-term Debt - Refer to Note 14 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
NOTE 10(a) Operating Leases - Various agreements have been entered into related to property, plant and equipment rights that are accounted for as operating leases. In 2016, 2015 and 2014, rental expenses associated with operating leases were not material. At December 31, 2016, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Alliant Energy	$6	$6	$2	$2	$1	$15	$32
IPL	3	2	1	1	1	10	18
WPL	3	4	—	—	—	—	7

NOTE 10(b) Capital Leases -
WPL - In 2005, WPL entered into a 20-year agreement with AEF’s Non-regulated Generation business to lease Sheboygan Falls, with an option for two lease renewal periods thereafter. The lease became effective in 2005 when Sheboygan Falls began commercial operation. WPL is responsible for the operation of Sheboygan Falls and has exclusive rights to its output, and the PSCW approved this affiliated lease agreement in 2005. The capital lease asset is amortized using the straight-line method over the 20-year lease term. WPL’s retail and wholesale rates include recovery of the Sheboygan Falls lease payments. Sheboygan Falls lease expenses were included in WPL’s income statements as follows (in millions):

	2016	2015	2014
Interest expense	$9.3	$9.9	$10.4
Depreciation and amortization	6.2	6.2	6.2
	$15.5	$16.1	$16.6

At December 31, 2016, WPL’s estimated future minimum capital lease payments for Sheboygan Falls were as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Sheboygan Falls	$15	$15	$15	$15	$15	$53	$128	$44	$84

NOTE 11. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Current tax expense (benefit):
Federal	$1.8	$2.0	$36.6	($12.8)	($14.1)	$8.9	($22.3)	$4.7	$2.0
State	17.2	3.2	9.3	15.5	11.5	10.4	1.1	0.6	0.8
IPL’s tax benefit riders	(44.2)	(49.0)	(56.7)	(44.2)	(49.0)	(56.7)	—	—	—
Deferred tax expense (benefit):
Federal	112.8	120.8	83.5	59.1	40.7	10.8	112.3	76.8	81.1
State	4.9	27.9	4.6	(9.0)	3.3	(7.9)	20.8	20.2	20.0
Production tax credits	(31.8)	(33.1)	(31.3)	(14.0)	(14.5)	(13.8)	(17.8)	(18.6)	(17.5)
Investment tax credits	(1.3)	(1.4)	(1.6)	(0.5)	(0.6)	(0.6)	(0.8)	(0.8)	(1.0)
Provision recorded as a change in accrued interest	—	—	(0.1)	—	—	—	—	—	(0.1)
	$59.4	$70.4	$44.3	($5.9)	($22.7)	($48.9)	$93.3	$82.9	$85.3

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.4	5.2	5.4	6.4	6.2	6.1	5.1	5.1	5.1
IPL’s tax benefit riders	(10.0)	(10.6)	(12.9)	(20.1)	(28.3)	(39.6)	—	—	—
Effect of rate-making on property-related differences	(8.5)	(6.8)	(7.5)	(16.2)	(17.2)	(21.9)	(0.7)	(0.5)	(0.7)
Production tax credits	(7.2)	(7.2)	(7.1)	(6.3)	(8.3)	(9.6)	(6.2)	(7.1)	(6.6)
Adjustment of prior period taxes	(0.8)	0.8	(1.3)	(1.2)	0.7	(3.0)	(0.1)	0.1	—
Other items, net	(0.5)	(1.1)	(1.5)	(0.3)	(1.2)	(1.2)	(0.5)	(0.8)	(0.8)
Overall income tax rate	13.4%	15.3%	10.1%	(2.7%)	(13.1%)	(34.2%)	32.6%	31.8%	32.0%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Deferred tax liabilities:
Property	$2,919.0	$2,762.9	$1,677.0	$1,587.8	$1,124.5	$1,027.0
Investment in ATC	153.1	138.1	—	—	—	138.9
Other	95.3	157.3	71.4	87.8	59.1	67.9
Total deferred tax liabilities	3,167.4	3,058.3	1,748.4	1,675.6	1,183.6	1,233.8
Deferred tax assets:
Federal credit carryforwards	268.4	236.4	95.9	81.7	112.9	95.5
Net operating losses carryforwards - federal	173.3	250.9	69.6	113.1	75.4	105.1
Regulatory liability - IPL’s tax benefit riders	34.7	66.1	34.7	66.1	—	—
Net operating losses carryforwards - state	32.9	38.3	0.6	1.1	0.1	3.6
Other	87.9	85.4	35.8	35.6	23.6	24.2
Total deferred tax assets	597.2	677.1	236.6	297.6	212.0	228.4
Total deferred tax liabilities, net	$2,570.2	$2,381.2	$1,511.8	$1,378.0	$971.6	$1,005.4

Property - Property-related differences were primarily related to accelerated depreciation, including bonus depreciation. In 2015, the PATH Act was enacted. The most significant provisions of the PATH Act for Alliant Energy, IPL and WPL relate to the extension of bonus depreciation deductions for certain expenditures for property incurred through December 31, 2019 and placed in service prior to December 31, 2020. Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2016 will be approximately $350 million ($100 million for IPL and $200 million for WPL).

Carryforwards - At December 31, 2016, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2034	$506	$206	$215
State net operating losses	2018-2034	673	12	2
Federal tax credits	2022-2036	274	100	113

Uncertain Tax Positions - At December 31, 2016, 2015 and 2014, there were no uncertain tax positions or penalties accrued related to uncertain tax positions, and interest accrued and tax positions favorably impacting future effective tax rates for continuing operations were not material. As of December 31, 2016, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2013	-	2015
Consolidated Iowa income tax returns (b)	2013	-	2015
Wisconsin combined tax returns (c)	2012	-	2015

(a)
The federal tax returns for 2013 and 2014 are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.

(b)	The statute of limitations for these Iowa tax returns expires three years from each filing date.

(c)	The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

NOTE 12. BENEFIT PLANS
NOTE 12(a) Pension and Other Postretirement Benefits Plans - Retirement benefits are provided to substantially all employees through various qualified and non-qualified non-contributory defined benefit pension plans (currently closed to new hires), and/or through defined contribution plans (including 401(k) savings plans). Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Certain defined benefit postretirement health care and life benefits are provided to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory.

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

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy		2016			2015			2014		2016	2015	2014
Discount rate for benefit obligations		4.19%			4.47%			4.18%		3.98%	4.30%	3.97%
Discount rate for net periodic cost		4.47%			4.18%			4.97%		4.30%	3.97%	4.59%
Expected rate of return on plan assets		7.60%			7.60%			7.60%		6.30%	6.20%	7.40%
Rate of compensation increase	3.65%	-	4.50%	3.65%	-	4.50%	3.50%	-	4.50%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		7.00%	7.25%	6.75%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2016	2015	2014	2016	2015	2014
Discount rate for benefit obligations	4.22%	4.50%	4.20%	3.95%	4.28%	3.94%
Discount rate for net periodic cost	4.50%	4.20%	5.05%	4.28%	3.94%	4.55%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	6.60%	6.60%	7.60%
Rate of compensation increase	3.65%	3.65%	3.50%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.00%	7.25%	6.75%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2016	2015	2014	2016	2015	2014
Discount rate for benefit obligations	4.23%	4.51%	4.20%	3.96%	4.28%	3.96%
Discount rate for net periodic cost	4.51%	4.20%	5.05%	4.28%	3.96%	4.56%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	4.70%	4.60%	7.30%
Rate of compensation increase	3.65%	3.65%	3.50%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.00%	7.25%	6.75%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

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

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption was updated to utilize mortality tables that were released in 2014 by the Society of Actuaries and updated in 2015 and 2016.

Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans are included in the tables below (in millions). Net periodic benefit costs are primarily included in “Other operation and maintenance” in the income statements.

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2016	2015	2014	2016	2015	2014
Service cost	$12.6	$15.9	$13.1	$5.3	$5.5	$5.2
Interest cost	53.0	53.6	54.1	9.4	9.1	9.5
Expected return on plan assets (a)	(65.5)	(75.0)	(74.9)	(6.1)	(8.4)	(8.3)
Amortization of prior service cost (credit) (b)	(0.3)	(0.2)	—	(4.1)	(11.3)	(11.9)
Amortization of actuarial loss (c)	37.4	35.4	19.5	4.7	4.8	2.4
Additional benefit costs	—	0.5	—	—	—	—
	$37.2	$30.2	$11.8	$9.2	($0.3)	($3.1)

IPL	Defined Benefit Pension Plans			OPEB Plans
	2016	2015	2014	2016	2015	2014
Service cost	$7.5	$8.8	$7.2	$2.3	$2.4	$2.4
Interest cost	24.5	25.0	25.1	3.8	3.8	3.9
Expected return on plan assets (a)	(30.9)	(35.8)	(35.7)	(4.3)	(5.7)	(5.8)
Amortization of prior service cost (credit) (b)	(0.2)	(0.1)	—	(2.6)	(6.1)	(6.3)
Amortization of actuarial loss (c)	16.5	15.3	8.0	2.6	2.3	1.1
	$17.4	$13.2	$4.6	$1.8	($3.3)	($4.7)

WPL	Defined Benefit Pension Plans			OPEB Plans
	2016	2015	2014	2016	2015	2014
Service cost	$4.9	$5.8	$4.9	$2.0	$2.1	$2.0
Interest cost	22.3	22.6	22.6	3.8	3.7	3.8
Expected return on plan assets (a)	(28.3)	(32.4)	(32.4)	(0.8)	(1.5)	(1.3)
Amortization of prior service cost (credit) (b)	0.2	0.2	0.3	(0.9)	(3.5)	(3.9)
Amortization of actuarial loss (c)	17.6	16.8	9.2	1.8	2.2	1.3
Additional benefit costs	—	0.5	—	—	—	—
	$16.7	$13.5	$4.6	$5.9	$3.0	$1.9

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.

(c)
Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Alliant Energy Cash Balance Pension Plan where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the balance sheets and AOCL on Alliant Energy’s balance sheet into net periodic benefit cost in 2017 is as follows (in millions):

	Alliant Energy		IPL		WPL
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Actuarial loss	$37.5	$3.8	$16.1	$2.0	$18.5	$1.6
Prior service cost (credit)	(0.4)	(0.2)	(0.2)	—	0.1	(0.2)
	$37.1	$3.6	$15.9	$2.0	$18.6	$1.4

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on Alliant Energy’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2016	2015	2016	2015
Change in benefit obligation:
Net benefit obligation at January 1	$1,206.3	$1,301.5	$221.4	$231.1
Service cost	12.6	15.9	5.3	5.5
Interest cost	53.0	53.6	9.4	9.1
Plan participants’ contributions	—	—	2.4	3.1
Plan amendments	—	—	—	(0.3)
Additional benefit costs	—	0.5	—	—
Actuarial (gain) loss	48.3	(70.1)	(0.3)	(9.4)
Gross benefits paid	(75.9)	(95.1)	(18.1)	(17.7)
Net benefit obligation at December 31	1,244.3	1,206.3	220.1	221.4
Change in plan assets:
Fair value of plan assets at January 1	895.0	1,018.1	106.9	121.6
Actual return on plan assets	74.3	(30.2)	8.2	(4.9)
Employer contributions	2.3	2.2	6.4	4.8
Plan participants’ contributions	—	—	2.4	3.1
Gross benefits paid	(75.9)	(95.1)	(18.1)	(17.7)
Fair value of plan assets at December 31	895.7	895.0	105.8	106.9
Under funded status at December 31	($348.6)	($311.3)	($114.3)	($114.5)

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2016	2015	2016	2015
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3.2	$3.0
Other current liabilities	(6.5)	(2.6)	(8.6)	(6.2)
Pension and other benefit obligations	(342.1)	(308.7)	(108.9)	(111.3)
Net amounts recognized at December 31	($348.6)	($311.3)	($114.3)	($114.5)
Amounts recognized in Regulatory Assets (refer to Note 2 for details) and AOCL (refer to Alliant Energy’s common equity statements for details) consist of:
Net actuarial loss	$535.1	$533.1	$52.6	$59.8
Prior service credit	(6.9)	(7.2)	(1.5)	(5.6)
	$528.2	$525.9	$51.1	$54.2

A reconciliation of the funded status of IPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on IPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2016	2015	2016	2015
Change in benefit obligation:
Net benefit obligation at January 1	$556.1	$603.1	$91.3	$96.4
Service cost	7.5	8.8	2.3	2.4
Interest cost	24.5	25.0	3.8	3.8
Plan participants’ contributions	—	—	0.9	1.0
Plan amendments	—	—	—	(0.1)
Actuarial (gain) loss	19.1	(32.3)	(0.7)	(4.6)
Gross benefits paid	(36.8)	(48.5)	(7.5)	(7.6)
Net benefit obligation at December 31	570.4	556.1	90.1	91.3
Change in plan assets:
Fair value of plan assets at January 1	422.7	484.7	69.2	78.7
Actual return on plan assets	35.3	(14.3)	5.3	(3.1)
Employer contributions	0.8	0.8	0.3	0.2
Plan participants’ contributions	—	—	0.9	1.0
Gross benefits paid	(36.8)	(48.5)	(7.5)	(7.6)
Fair value of plan assets at December 31	422.0	422.7	68.2	69.2
Under funded status at December 31	($148.4)	($133.4)	($21.9)	($22.1)

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2016	2015	2016	2015
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$0.4	$—
Other current liabilities	(0.7)	(0.8)	(1.9)	—
Pension and other benefit obligations	(147.7)	(132.6)	(20.4)	(22.1)
Net amounts recognized at December 31	($148.4)	($133.4)	($21.9)	($22.1)
Amounts recognized in Regulatory Assets consist of (refer to Note 2 for details):
Net actuarial loss	$233.6	$235.5	$25.4	$29.8
Prior service credit	(2.3)	(2.5)	—	(2.7)
	$231.3	$233.0	$25.4	$27.1

A reconciliation of the funded status of WPL’s qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on WPL’s balance sheets at December 31 was as follows (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2016	2015	2016	2015
Change in benefit obligation:
Net benefit obligation at January 1	$505.9	$547.6	$89.7	$94.0
Service cost	4.9	5.8	2.0	2.1
Interest cost	22.3	22.6	3.8	3.7
Plan participants’ contributions	—	—	1.2	1.6
Plan amendments	—	—	—	(0.2)
Additional benefit costs	—	0.5	—	—
Actuarial (gain) loss	25.7	(30.0)	0.5	(3.5)
Gross benefits paid	(29.6)	(40.6)	(8.3)	(8.0)
Net benefit obligation at December 31	529.2	505.9	88.9	89.7
Change in plan assets:
Fair value of plan assets at January 1	386.8	440.3	18.7	21.8
Actual return on plan assets	32.4	(13.0)	1.2	(1.1)
Employer contributions	0.1	0.1	5.8	4.4
Plan participants’ contributions	—	—	1.2	1.6
Gross benefits paid	(29.6)	(40.6)	(8.3)	(8.0)
Fair value of plan assets at December 31	389.7	386.8	18.6	18.7
Under funded status at December 31	($139.5)	($119.1)	($70.3)	($71.0)

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2016	2015	2016	2015
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$2.7	$3.0
Other current liabilities	(0.1)	(0.1)	(6.4)	(6.0)
Pension and other benefit obligations	(139.4)	(119.0)	(66.6)	(68.0)
Net amounts recognized at December 31	($139.5)	($119.1)	($70.3)	($71.0)
Amounts recognized in Regulatory Assets consist of (refer to Note 2 for details):
Net actuarial loss	$236.1	$232.1	$21.5	$23.3
Prior service credit	(1.4)	(1.2)	(1.5)	(2.4)
	$234.7	$230.9	$20.0	$20.9

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

	Defined Benefit
	Pension Plans		OPEB Plans
Alliant Energy	2016	2015	2016	2015
Accumulated benefit obligations	$1,201.5	$1,166.0	$220.1	$221.4
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,201.5	1,166.0	220.1	221.4
Fair value of plan assets	895.7	895.0	105.8	106.9
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,244.3	1,206.3	N/A	N/A
Fair value of plan assets	895.7	895.0	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
IPL	2016	2015	2016	2015
Accumulated benefit obligations	$546.7	$531.0	$90.1	$91.3
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	546.7	531.0	90.1	91.3
Fair value of plan assets	422.0	422.7	68.2	69.2
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	570.4	556.1	N/A	N/A
Fair value of plan assets	422.0	422.7	N/A	N/A

	Defined Benefit
	Pension Plans		OPEB Plans
WPL	2016	2015	2016	2015
Accumulated benefit obligations	$513.2	$493.8	$88.9	$89.7
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	513.2	493.8	88.9	89.7
Fair value of plan assets	389.7	386.8	18.6	18.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	529.2	505.9	N/A	N/A
Fair value of plan assets	389.7	386.8	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2016	2015	2016	2015
Regulatory assets	$37.3	$38.0	$30.0	$29.5

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2017 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$6.5	$0.7	$0.1
OPEB plans	8.7	2.0	6.4

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2017	2018	2019	2020	2021	2022 - 2026
Defined benefit pension benefits	$74.8	$73.2	$75.5	$77.6	$79.9	$405.9
OPEB	18.6	18.5	18.2	17.8	17.6	82.6
	$93.4	$91.7	$93.7	$95.4	$97.5	$488.5

IPL	2017	2018	2019	2020	2021	2022 - 2026
Defined benefit pension benefits	$34.0	$35.1	$35.0	$37.2	$37.9	$192.1
OPEB	7.7	7.6	7.4	7.4	7.2	34.0
	$41.7	$42.7	$42.4	$44.6	$45.1	$226.1

WPL	2017	2018	2019	2020	2021	2022 - 2026
Defined benefit pension benefits	$30.2	$30.9	$31.8	$32.5	$32.4	$167.1
OPEB	8.0	8.0	7.8	7.4	7.3	32.7
	$38.2	$38.9	$39.6	$39.9	$39.7	$199.8

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

At December 31, 2016, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	3%
Equity securities - domestic	22%	-	42%	30%
Equity securities - international	8%	-	28%	17%
Global asset allocation securities	5%	-	15%	10%
Risk parity allocation securities	5%	-	15%	10%
Fixed income securities	20%	-	40%	30%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment policy and strategy of the 401(h) assets, except for the WPL 401(h) assets, mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is controlled by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Mutual funds are used to achieve the desired diversification. At December 31, 2016, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	15%	3%
Equity securities - domestic	0%	-	45%	22%
Equity securities - international	0%	-	21%	13%
Global asset allocation securities	5%	-	40%	16%
Fixed income securities	10%	-	70%	46%

Fair Value Measurements - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Refer to Note 14 for discussion of levels within the fair value hierarchy. Level 1 items include investments in securities held in registered investment companies, treasury bills and directly held equity securities, which are valued at the closing price reported in the active market in which the securities are traded. Level 2 items include fixed income securities consisting of corporate and government bonds and agency obligations, which are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. These fair value amounts are included in the tables below to reconcile the fair value hierarchy to the respective total plan assets.

At December 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$30.4	$5.0	$25.4	$—	$23.1	$—	$23.1	$—
Equity securities - domestic	183.6	183.6	—	—	116.4	116.4	—	—
Equity securities - international	97.4	97.4	—	—	93.9	93.9	—	—
Global asset allocation securities	53.0	53.0	—	—	52.9	52.9	—	—
Fixed income securities	125.4	53.6	71.8	—	—	—	—	—
Total assets in fair value hierarchy	489.8	$392.6	$97.2	$—	286.3	$263.2	$23.1	$—
Assets measured at net asset value	405.9				608.5
Accrued investment income	1.1				0.2
Due to brokers, net (pending trades with brokers)	(1.1)				—
Total pension plan assets	$895.7				$895.0

At December 31, the fair values of IPL’s qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$14.4	$2.4	$12.0	$—	$10.9	$—	$10.9	$—
Equity securities - domestic	86.5	86.5	—	—	54.9	54.9	—	—
Equity securities - international	45.9	45.9	—	—	44.4	44.4	—	—
Global asset allocation securities	24.9	24.9	—	—	25.0	25.0	—	—
Fixed income securities	59.1	25.3	33.8	—	—	—	—	—
Total assets in fair value hierarchy	230.8	$185.0	$45.8	$—	135.2	$124.3	$10.9	$—
Assets measured at net asset value	191.2				287.4
Accrued investment income	0.5				0.1
Due to brokers, net (pending trades with brokers)	(0.5)				—
Total pension plan assets	$422.0				$422.7

At December 31, the fair values of WPL’s qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$13.3	$2.2	$11.1	$—	$10.0	$—	$10.0	$—
Equity securities - domestic	79.9	79.9	—	—	50.3	50.3	—	—
Equity securities - international	42.4	42.4	—	—	40.6	40.6	—	—
Global asset allocation securities	23.0	23.0	—	—	22.8	22.8	—	—
Fixed income securities	54.5	23.3	31.2	—	—	—	—	—
Total assets in fair value hierarchy	213.1	$170.8	$42.3	$—	123.7	$113.7	$10.0	$—
Assets measured at net asset value	176.6				263.0
Accrued investment income	0.5				0.1
Due to brokers, net (pending trades with brokers)	(0.5)				—
Total pension plan assets	$389.7				$386.8

At December 31, the fair values of Alliant Energy’s OPEB plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.5	$2.0	$1.5	$—	$3.6	$—	$3.6	$—
Equity securities - domestic	22.5	22.5	—	—	22.1	22.1	—	—
Equity securities - international	13.5	13.5	—	—	13.4	13.4	—	—
Global asset allocation securities	16.5	16.5	—	—	16.0	16.0	—	—
Fixed income securities	46.8	46.2	0.6	—	46.3	46.3	—	—
Total assets in fair value hierarchy	102.8	$100.7	$2.1	$—	101.4	$97.8	$3.6	$—
Assets measured at net asset value	3.0				5.5
Total OPEB plan assets	$105.8				$106.9

At December 31, the fair values of IPL’s OPEB plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$0.8	$0.8	$—	$—	$0.9	$—	$0.9	$—
Equity securities - domestic	17.0	17.0	—	—	16.7	16.7	—	—
Equity securities - international	11.0	11.0	—	—	10.8	10.8	—	—
Global asset allocation securities	7.0	7.0	—	—	6.9	6.9	—	—
Fixed income securities	32.4	32.4	—	—	33.3	33.3	—	—
Total assets in fair value hierarchy	68.2	$68.2	$—	$—	68.6	$67.7	$0.9	$—
Assets measured at net asset value	—				0.6
Total OPEB plan assets	$68.2				$69.2

At December 31, the fair values of WPL’s OPEB plan assets were as follows (in millions):

	2016				2015
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$2.0	$0.7	$1.3	$—	$2.3	$—	$2.3	$—
Global asset allocation securities	5.5	5.5	—	—	5.4	5.4	—	—
Fixed income securities	11.1	11.1	—	—	11.0	11.0	—	—
Total OPEB plan assets	$18.6	$17.3	$1.3	$—	$18.7	$16.4	$2.3	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2016 and 2015.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 12.6% and 11.6% of total assets in the 401(k) savings plans at December 31, 2016 and 2015, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
401(k) costs	$23.6	$24.9	$22.5	$12.0	$12.7	$11.1	$10.7	$11.2	$10.5

Voluntary Employee Separation Charges - In 2015, Alliant Energy offered certain employees a voluntary separation package. Approximately 2% of total Alliant Energy employees accepted this package, which resulted in Alliant Energy, IPL and WPL recording charges of $8 million, $5 million and $3 million, respectively, in 2015.

NOTE 12(b) Equity-based Compensation Plans - All shares, units and awards included below have been adjusted to reflect the common stock split discussed in Note 7.

In 2015, Alliant Energy’s shareowners approved the Amended and Restated OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2016, performance shares, performance-contingent restricted stock and restricted stock units (performance- and time-based) were outstanding under the Amended and Restated OIP, and 7.4 million shares of Alliant Energy’s common stock remained available for grants under the Amended and Restated OIP. Alliant Energy satisfies share payouts related to equity awards under the Amended and Restated OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term performance-based awards, including performance units, restricted cash awards and restricted units, to certain key employees. At December 31, 2016, performance units, performance-contingent cash awards and restricted units (performance- and time-based) were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners.

A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Compensation expense	$18.0	$10.7	$15.3	$9.5	$5.7	$8.3	$7.9	$4.7	$6.4
Income tax benefits	7.4	4.4	6.2	4.0	2.4	3.4	3.2	1.9	2.6

As of December 31, 2016, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $5.0 million, $2.7 million and $2.2 million, respectively, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Performance Units - Payouts of performance shares under the Amended and Restated OIP and performance units under the DLIP to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock. Performance units must be paid out in cash. Alliant Energy assumes it will make future payouts of its performance shares and performance units in cash; therefore, performance shares and performance units are accounted for as liability awards. A summary of the performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares			Performance Units
	2016	2015	2014	2016	2015	2014
Nonvested awards, January 1	288,430	288,848	279,880	116,412	127,330	131,824
Granted	68,585	90,806	102,442	23,918	35,674	40,844
Vested	(98,186)	(91,224)	(90,470)	(42,760)	(45,690)	(41,502)
Forfeited	(1,230)	—	(3,004)	(4,250)	(902)	(3,836)
Nonvested awards, December 31	257,599	288,430	288,848	93,320	116,412	127,330

Granted Awards - Each performance share’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. For performance units granted in 2016, the value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. For performance units granted in 2015 and 2014, each performance unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance shares and performance units is dependent upon actual performance and may range from zero to 200% of the target number of awards. Compensation expense for performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period.

Vested Awards - Certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares			Performance Units
	2016	2015	2014	2016	2015	2014
	2013 Grant	2012 Grant	2011 Grant	2013 Grant	2012 Grant	2011 Grant
Performance awards vested	98,186	91,224	90,470	42,760	45,690	41,502
Percentage of target number of performance awards	165.0%	167.5%	147.5%	165.0%	167.5%	147.5%
Aggregate payout value (in millions)	$5.1	$5.1	$3.4	$1.7	$1.6	$1.2
Payout - cash (in millions)	$2.9	$3.2	$2.9	$1.7	$1.6	$1.2
Payout - common stock shares issued	22,408	21,950	9,620	N/A	N/A	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at December 31, 2016, by year of grant, were as follows:

	Performance Shares			Performance Units
	2016 Grant	2015 Grant	2014 Grant	2016 Grant	2015 Grant	2014 Grant
Nonvested awards at target	67,355	90,806	99,438	22,657	33,268	37,395
Alliant Energy common stock closing price on December 30, 2016	$37.89	$37.89	$37.89	$37.89	N/A	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	$32.55	$26.89
Estimated payout percentage based on performance criteria	135%	155%	148%	135%	155%	148%
Fair values of each nonvested award	$51.15	$58.73	$56.08	$51.15	$50.45	$39.80

Performance-Contingent Restricted Stock - Vesting of performance-contingent restricted stock grants is based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. The fair value of performance-contingent restricted stock is based on the closing market price on the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2016		2015		2014
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Nonvested shares, January 1	190,244	$29.59	197,624	$25.35	317,844	$21.36
Granted	—	—	90,806	32.55	102,442	26.89
Vested (a)	—	—	(98,186)	23.79	(181,694)	20.46
Forfeited (b)	—	—	—	—	(40,968)	19.93
Nonvested shares, December 31	190,244	29.59	190,244	29.59	197,624	25.35

(a)
In 2015, 98,186 performance-contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met. In 2014, 91,224 and 90,470 performance-contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

(b)	The forfeitures during 2014 were primarily caused by retirements and terminations of participants.

Performance Restricted Stock Units and Performance Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in 2016 referred to as performance restricted stock units under the Amended and Restated OIP, and performance restricted units and key employee performance restricted units under the DLIP. Payouts of these units are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations) during a three-year performance period. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If performance targets are not met during the performance period, these units are forfeited. As of December 31, 2016, the amount of nonvested performance restricted units and key employee performance restricted units was not material.

Performance Restricted Stock Units - Performance restricted stock units generally must be paid out in shares and are accounted for as equity awards. Each performance restricted stock unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2016
	Units	Weighted Average Grant Date Fair Value
Granted	68,585	$33.96
Forfeited	(1,230)	33.90
Nonvested units, December 31	67,355	33.96

Restricted Stock Units and Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in 2016 referred to as restricted stock units under the Amended and Restated OIP and restricted units under the DLIP. Payouts of these units are based on the expiration of a three-year time-vesting period. Each restricted stock unit’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the time-vesting period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. Restricted stock units can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Alliant Energy assumes it will make future payouts of its restricted stock units in cash; therefore, restricted stock units are accounted for as liability awards. As of December 31, 2016, the amount of nonvested restricted units was not material. A summary of the restricted stock units activity was as follows:

2016
Granted	58,790
Forfeited	(1,054)
Nonvested units, December 31	57,736

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

	2016	2015	2014
Nonvested awards, January 1	163,752	157,860	193,954
Granted	—	82,210	84,892
Vested (a)	—	(74,664)	(111,034)
Forfeited	(3,652)	(1,654)	(9,952)
Nonvested awards, December 31	160,100	163,752	157,860

(a)
In 2015, 74,664 performance-contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million. In 2014, 69,532 and 41,502 performance-contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

NOTE 12(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and short-term cash incentive compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account or equity accounts based on certain benchmark funds.

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

	2016	2015
Carrying value	$10.0	$8.5
Fair market value	16.7	13.4

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

	Alliant Energy		IPL
	2016	2015	2016	2015
Carrying value	$19.4	$18.3	$4.6	$5.0

NOTE 13. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, ash ponds, wind farms, active ash landfills, certain coal yards and above ground storage tanks. Recognized AROs also include legal obligations for the management and final disposition of asbestos, lead-based paint and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Balance, January 1	$214.0	$114.0	$132.9	$51.8	$71.9	$52.4
Revisions in estimated cash flows (a)	(13.3)	17.3	(5.8)	15.1	(7.5)	3.2
Liabilities settled	(14.0)	(8.8)	(6.8)	(4.3)	(7.2)	(4.5)
Liabilities incurred (a)	2.6	86.6	0.7	67.8	1.9	18.8
Accretion expense	6.4	4.9	3.7	2.5	2.3	2.0
Balance, December 31	$195.7	$214.0	$124.7	$132.9	$61.4	$71.9

(a)
In April 2015, the EPA published the final CCR Rule, which regulates CCR as a non-hazardous waste and was effective October 2015. IPL and WPL have nine and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have four and two active CCR landfills, respectively, that are impacted by this rule. In 2015, Alliant Energy, IPL and WPL recognized additional AROs of $87 million, $67 million and $20 million, respectively, as a result of the final CCR Rule. These increases in AROs resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets. Actual costs resulting from the CCR Rule may be different than the amounts recorded in 2015 due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

In addition, certain AROs related to EGU assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable. Removal costs of these EGUs are being recovered in rates and are recorded in regulatory liabilities.

NOTE 14. FAIR VALUE MEASUREMENTS
Valuation Hierarchy - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Level 1 pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 2 pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 3 pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and rail transportation costs. Risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

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

Swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. A portion of these indicative price quotations were corroborated using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. Commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. Swap, option and physical forward commodity contracts were predominately at liquid trading points. FTRs were valued using auction prices and were categorized as Level 3. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

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

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date, and was substantially classified as Level 2. Refer to Note 9(b) for additional information regarding long-term debt.

Cumulative preferred stock - The fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange at each reporting date, and was classified as Level 1. Refer to Note 8 for additional information regarding cumulative preferred stock.

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2016					2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$41.4	$—	$4.6	$36.8	$41.4	$18.4	$—	$2.5	$15.9	$18.4
Deferred proceeds	211.1	—	—	211.1	211.1	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	28.6	—	0.5	28.1	28.6	64.6	—	16.0	48.6	64.6
Long-term debt (including current maturities)	4,320.2	—	4,795.7	3.3	4,799.0	3,835.6	—	4,332.4	3.7	4,336.1
IPL’s cumulative preferred stock	200.0	194.8	—	—	194.8	200.0	206.6	—	—	206.6

IPL	2016					2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$20.8	$—	$2.8	$18.0	$20.8	$15.5	$—	$2.0	$13.5	$15.5
Deferred proceeds	211.1	—	—	211.1	211.1	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	8.3	—	0.4	7.9	8.3	23.4	—	8.0	15.4	23.4
Long-term debt (including current maturities)	2,153.5	—	2,352.3	—	2,352.3	1,856.9	—	2,092.7	—	2,092.7
Cumulative preferred stock	200.0	194.8	—	—	194.8	200.0	206.6	—	—	206.6

WPL	2016					2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$20.6	$—	$1.8	$18.8	$20.6	$2.9	$—	$0.5	$2.4	$2.9
Liabilities and equity:
Derivatives	20.3	—	0.1	20.2	20.3	41.2	—	8.0	33.2	41.2
Long-term debt (including current maturities)	1,535.2	—	1,807.4	—	1,807.4	1,533.9	—	1,793.0	—	1,793.0

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2016	2015	2016	2015
Beginning balance, January 1	($32.7)	$17.9	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	30.7	(63.5)	—	—
Transfers into Level 3	0.9	—	—	—
Transfers out of Level 3	1.2	0.3	—	—
Purchases	22.0	36.9	—	—
Sales	(1.0)	(1.9)	—	—
Settlements (a)	(12.4)	(22.4)	39.1	(5.2)
Ending balance, December 31	$8.7	($32.7)	$211.1	$172.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$32.7	($56.0)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2016	2015	2016	2015
Beginning balance, January 1	($1.9)	$19.4	$172.0	$177.2
Total net gains (losses) included in changes in net assets (realized/unrealized)	7.3	(29.6)	—	—
Transfers into Level 3	0.5	—	—	—
Transfers out of Level 3	0.2	—	—	—
Purchases	20.6	33.1	—	—
Sales	(1.0)	(1.8)	—	—
Settlements (a)	(15.6)	(23.0)	39.1	(5.2)
Ending balance, December 31	$10.1	($1.9)	$211.1	$172.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$8.5	($23.1)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2016	2015
Beginning balance, January 1	($30.8)	($1.5)
Total net gains (losses) included in changes in net assets (realized/unrealized)	23.4	(33.9)
Transfers into Level 3	0.4	—
Transfers out of Level 3	1.0	0.3
Purchases	1.4	3.8
Sales	—	(0.1)
Settlements	3.2	0.6
Ending balance, December 31	($1.4)	($30.8)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$24.2	($32.9)

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2016	($2.3)	$11.0	$0.1	$10.0	($2.4)	$1.0
2015	(43.1)	10.4	(12.3)	10.4	(30.8)	—

NOTE 15. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 14 for detailed discussion of derivative instruments.

Notional Amounts - As of December 31, 2016, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	2,628	2017-2018	8,970	2017	139,865	2017-2023	4,239	2017-2019	6,552	2017-2018
IPL	—	—	5,465	2017	56,265	2017-2021	1,955	2017-2019	—	—
WPL	2,628	2017-2018	3,505	2017	83,600	2017-2023	2,284	2017-2018	6,552	2017-2018

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

	Alliant Energy		IPL		WPL
Commodity contracts	2016	2015	2016	2015	2016	2015
Current derivative assets	$29.4	$15.1	$19.1	$13.8	$10.3	$1.3
Non-current derivative assets	12.0	3.3	1.7	1.7	10.3	1.6
Current derivative liabilities	13.3	47.3	2.7	18.5	10.6	28.8
Non-current derivative liabilities	15.3	17.3	5.6	4.9	9.7	12.4

Unrealized gains and losses from derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities. Refer to Note 2 for further discussion.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2016 and 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2016 and 2015. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 16. COMMITMENTS AND CONTINGENCIES
NOTE 16(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include the Riverside expansion, generation maintenance and performance improvements at Columbia Units 1 and 2, and the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. At December 31, 2016, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $58 million, $3 million and $55 million, respectively.

NOTE 16(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At December 31, 2016, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2017	2018	2019	2020	2021	Thereafter	Total
Purchased power (a)	$185	$189	$159	$137	$149	$599	$1,418
Natural gas	223	142	115	98	69	124	771
Coal (b)	105	54	18	—	—	—	177
Other (c)	16	4	5	2	2	5	34
	$529	$389	$297	$237	$220	$728	$2,400

IPL	2017	2018	2019	2020	2021	Thereafter	Total
Purchased power (a)	$138	$131	$144	$137	$149	$599	$1,298
Natural gas	120	74	55	39	23	71	382
Coal (b)	49	19	9	—	—	—	77
Other (c)	15	1	1	—	—	—	17
	$322	$225	$209	$176	$172	$670	$1,774

WPL	2017	2018	2019	2020	2021	Thereafter	Total
Purchased power (a)	$47	$58	$15	$—	$—	$—	$120
Natural gas	103	68	60	59	46	53	389
Coal (b)	56	35	9	—	—	—	100
Other (c)	—	1	1	—	—	—	2
	$206	$162	$85	$59	$46	$53	$611

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2016 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2016.

Certain contracts are considered leases and are therefore not included here, but are included in Note 10.

NOTE 16(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of December 31, 2016.

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

NOTE 16(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. In 2016, the indemnification obligations and contractual warranty periods expired; however, limited warranties may be extended in certain cases for warranty work performed.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of December 31, 2016, Alliant Energy had $75 million of performance guarantees outstanding, which are currently expected to expire in 2017. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of December 31, 2016. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 19 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” in 2016, 2015 and 2014 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of December 31, 2016, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2016.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of December 31, 2016. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020. Refer to Note 3 for further discussion of the sale of IPL’s Minnesota electric distribution assets.

NOTE 16(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as current and non-current environmental liabilities. Substantially all of the environmental liabilities recorded on the balance sheets relate to MGP sites.

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

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. Costs of future expenditures for environmental remediation obligations are not discounted. At December 31, 2016, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions). At December 31, 2016, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$14	-	$27	$12	-	$24
Current and non-current environmental liabilities	16			13

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

WPL has completed various requirements under the Consent Decree. WPL’s remaining requirements include installing an SCR system at Columbia Unit 2 and fuel switching or retiring Edgewater Unit 4 by December 31, 2018. The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits for Columbia Units 1 and 2, and Edgewater Units 4 and 5. In addition, the Consent Decree includes annual plant-wide SO2 and NOx emission caps for Columbia and Edgewater. WPL is in the process of completing approximately $7 million in environmental mitigation projects. Alliant Energy and WPL currently expect to recover material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers.

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

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. IPL is in the process of completing approximately $6 million in environmental mitigation projects. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: CSAPR, Effluent Limitation Guidelines, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs.

NOTE 16(f) Credit Risk - IPL and WPL provide regulated electricity and natural gas services to residential, commercial, industrial and wholesale customers in Iowa, Minnesota and Illinois for IPL and Wisconsin for WPL. The geographic concentration of these customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a diverse customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or natural gas services.

Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities and other goods or services at the contracted price. Credit policies are maintained to mitigate credit risk. These credit policies include evaluation of the financial condition of certain counterparties, use of credit risk-related contingent provisions in certain agreements that require credit support from counterparties not meeting specific criteria, diversification of counterparties to reduce concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with certain counterparties. Based on these credit policies and counterparty diversification, as well as utility cost recovery mechanisms, it is unlikely that counterparty non-performance would have a material effect on financial condition or results of operations. However, there is no assurance that these items will protect against all losses from counterparty non-performance.

Refer to Notes 5(a) and 15 for details of allowances for doubtful accounts and credit risk-related contingent features, respectively.

NOTE 16(g) Collective Bargaining Agreements - At December 31, 2016, employees covered by collective bargaining agreements represented 56%, 65% and 81% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2017, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 19% and 46% of total employees of Alliant Energy and IPL, respectively.

NOTE 17. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2016 are:

•
Utility - includes the operations of IPL and WPL, which primarily serve retail customers in Iowa and Wisconsin. The utility business has three reportable segments: a) utility electric operations, which include Alliant Energy’s investment in ATC; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total Utility.”

•
Non-regulated, Parent and Other - includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF’s businesses include Transportation, Non-regulated Generation and other non-regulated investments described in Note 1(a).

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on services agreements. Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. All of Alliant Energy’s operations and assets are located in the U.S.

Certain financial information relating to Alliant Energy’s business segments, which represent the services provided to its customers, was as follows (in millions):

	Utility				Non-Regulated,	Alliant Energy
2016	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,875.5	$355.4	$48.6	$3,279.5	$40.5	$3,320.0
Depreciation and amortization	367.0	34.2	2.1	403.3	8.3	411.6
Operating income (loss)	571.9	30.7	(4.8)	597.8	(60.8)	537.0
Interest expense				194.6	1.6	196.2
Equity (income) loss from unconsolidated investments, net	(39.8)	—	—	(39.8)	0.2	(39.6)
Income tax expense (benefit)				87.4	(28.0)	59.4
Net income (loss) attributable to Alliant Energy common shareowners				406.0	(34.5)	371.5
Total assets	11,040.5	1,091.1	781.0	12,912.6	461.2	13,373.8
Investments in equity method subsidiaries	325.3	—	—	325.3	0.7	326.0
Construction and acquisition expenditures	1,005.5	137.1	0.1	1,142.7	54.1	1,196.8

	Utility				Non-Regulated,	Alliant Energy
2015	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,770.5	$381.2	$57.9	$3,209.6	$44.0	$3,253.6
Depreciation and amortization	358.6	31.1	1.8	391.5	9.8	401.3
Operating income	514.1	34.6	1.9	550.6	26.4	577.0
Interest expense				189.2	(2.1)	187.1
Equity (income) loss from unconsolidated investments, net	(35.1)	—	—	(35.1)	1.3	(33.8)
Income taxes				60.2	10.2	70.4
Net income attributable to Alliant Energy common shareowners				362.3	15.9	378.2
Total assets	10,211.3	939.3	828.9	11,979.5	515.7	12,495.2
Investments in equity method subsidiaries	302.0	—	—	302.0	0.9	302.9
Construction and acquisition expenditures	855.8	106.4	1.4	963.6	70.7	1,034.3

	Utility				Non-Regulated,	Alliant Energy
2014	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,713.6	$517.5	$66.1	$3,297.2	$53.1	$3,350.3
Depreciation and amortization	347.0	29.9	1.8	378.7	9.4	388.1
Operating income	442.4	53.8	14.0	510.2	33.4	543.6
Interest expense				176.3	4.3	180.6
Equity income (loss) from unconsolidated investments, net	(42.8)	—	—	(42.8)	2.4	(40.4)
Income taxes				36.4	7.9	44.3
Net income attributable to Alliant Energy common shareowners				362.0	21.1	383.1
Total assets	9,660.4	913.5	993.9	11,567.8	495.7	12,063.5
Investments in equity method subsidiaries	294.3	—	—	294.3	2.3	296.6
Construction and acquisition expenditures	774.8	63.2	0.9	838.9	63.9	902.8

IPL - IPL is a utility primarily serving retail customers in Iowa and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. All of IPL’s operations and assets are located in the U.S. Certain financial information relating to IPL’s business segments, which represent the services provided to its customers, was as follows (in millions):

2016	Electric	Gas	Other	Total
Operating revenues	$1,569.7	$204.0	$46.7	$1,820.4
Depreciation and amortization	189.4	19.3	2.1	210.8
Operating income	252.0	15.5	3.3	270.8
Interest expense				103.2
Income tax benefit				(5.9)
Earnings available for common stock				215.6
Total assets	6,278.2	653.3	373.2	7,304.7
Construction and acquisition expenditures	598.1	91.5	0.1	689.7

2015	Electric	Gas	Other	Total
Operating revenues	$1,503.8	$217.3	$53.4	$1,774.5
Depreciation and amortization	187.9	17.5	1.8	207.2
Operating income	218.8	17.7	5.4	241.9
Interest expense				96.8
Income tax benefit				(22.7)
Earnings available for common stock				186.0
Total assets	5,754.1	548.2	406.8	6,709.1
Construction and acquisition expenditures	561.2	56.7	1.4	619.3

2014	Electric	Gas	Other	Total
Operating revenues	$1,493.3	$296.5	$58.3	$1,848.1
Depreciation and amortization	178.7	17.0	1.8	197.5
Operating income	166.8	25.7	16.7	209.2
Interest expense				89.9
Income tax benefit				(48.9)
Earnings available for common stock				181.6
Total assets	5,398.3	544.1	507.8	6,450.2
Construction and acquisition expenditures	490.0	35.1	0.9	526.0

WPL - WPL is a utility serving customers in Wisconsin and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. All of WPL’s operations and assets are located in the U.S. Certain financial information relating to WPL’s business segments, which represent the services provided to its customers, was as follows (in millions):

2016	Electric	Gas	Other	Total
Operating revenues	$1,305.8	$151.4	$1.9	$1,459.1
Depreciation and amortization	177.6	14.9	—	192.5
Operating income (loss)	319.9	15.2	(8.1)	327.0
Interest expense				91.4
Equity income from unconsolidated investments	(39.8)	—	—	(39.8)
Income taxes				93.3
Earnings available for common stock				190.4
Total assets	4,444.7	437.8	407.8	5,290.3
Investments in equity method subsidiaries	7.7	—	—	7.7
Construction and acquisition expenditures	407.4	45.6	—	453.0

2015	Electric	Gas	Other	Total
Operating revenues	$1,266.7	$163.9	$4.5	$1,435.1
Depreciation and amortization	170.7	13.6	—	184.3
Operating income (loss)	295.3	16.9	(3.5)	308.7
Interest expense				92.4
Equity income from unconsolidated investments	(35.1)	—	—	(35.1)
Income taxes				82.9
Earnings available for common stock				176.3
Total assets	4,457.2	391.1	422.1	5,270.4
Investments in equity method subsidiaries	302.0	—	—	302.0
Construction and acquisition expenditures	294.6	49.7	—	344.3

2014	Electric	Gas	Other	Total
Operating revenues	$1,220.3	$221.0	$7.8	$1,449.1
Depreciation and amortization	168.3	12.9	—	181.2
Operating income (loss)	275.6	28.1	(2.7)	301.0
Interest expense				86.4
Equity income from unconsolidated investments	(42.8)	—	—	(42.8)
Income taxes				85.3
Earnings available for common stock				180.4
Total assets	4,262.1	369.4	486.1	5,117.6
Investments in equity method subsidiaries	294.3	—	—	294.3
Construction and acquisition expenditures	284.8	28.1	—	312.9

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

	IPL			WPL
	2016	2015	2014	2016	2015	2014
Corporate Services billings	$161	$150	$148	$133	$121	$116
Sales credited	8	10	8	7	24	6
Purchases billed	433	366	422	102	66	125

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2016	2015
IPL	$104	$93
WPL	72	54

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2016	2015	2014
ATC billings to WPL	$110	$101	$96
WPL billings to ATC	13	13	9

As of December 31, 2016 and 2015, WPL owed ATC net amounts of $8 million and $8 million, respectively.

Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI on December 31, 2016.

WPL’s Sheboygan Falls Lease - Refer to Note 10(b) for discussion of WPL’s Sheboygan Falls lease.

Franklin County Wind Farm - Refer to Note 3 for discussion of a February 2017 FERC order approving the transfer of the Franklin County wind farm from AEF to IPL. Alliant Energy and IPL currently expect to complete this transfer in 2017.

NOTE 19. DISCONTINUED OPERATIONS
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements was as follows (in millions):

	2016	2015	2014
Operating expenses	$3.9	$4.0	$3.7
Loss before income taxes	(3.9)	(4.0)	(3.7)
Income tax benefit	(1.6)	(1.5)	(1.3)
Loss from discontinued operations, net of tax	($2.3)	($2.5)	($2.4)

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

	2016				2015
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$843.8	$754.6	$924.6	$797.0	$897.4	$717.2	$898.9	$740.1
Operating income	145.9	128.6	162.6	99.9	152.9	109.0	235.9	79.2
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	97.6	84.4	128.8	63.0	96.6	68.9	180.0	35.2
Loss from discontinued operations, net of tax	(1.1)	(0.5)	(0.4)	(0.3)	—	(1.3)	(0.1)	(1.1)
Net income	96.5	83.9	128.4	62.7	96.6	67.6	179.9	34.1
Earnings per weighted average common share attributable to Alliant Energy common shareowners (a):
Income from continuing operations, net of tax	0.43	0.37	0.57	0.28	0.43	0.31	0.79	0.16
Loss from discontinued operations, net of tax	—	—	—	—	—	(0.01)	—	(0.01)
Net income	0.43	0.37	0.57	0.28	0.43	0.30	0.79	0.15

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016. Refer to Note 7 for additional details.

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2016				2015
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$458.7	$411.0	$516.2	$434.5	$489.0	$382.2	$504.6	$398.7
Operating income	62.0	48.0	125.9	34.9	65.5	33.8	117.0	25.6
Net income	48.2	34.4	116.7	26.5	50.1	19.0	119.1	8.0
Earnings available for common stock	45.6	31.9	114.1	24.0	47.5	16.5	116.5	5.5

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2016				2015
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$375.6	$334.3	$397.0	$352.2	$397.1	$324.7	$382.6	$330.7
Operating income	78.8	75.0	115.0	58.2	80.8	68.3	110.3	49.3
Net income	47.0	43.7	69.6	32.5	45.1	39.7	68.4	24.4
Earnings available for common stock	46.5	43.2	69.0	31.7	44.9	39.2	68.0	24.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2016 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2016.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting - The management of Alliant Energy, IPL and WPL are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2016, their respective internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is included herein. This Annual Report on Form 10-K does not include an attestation report of IPL’s and WPL’s independent registered public accounting firm regarding their respective internal control over financial reporting. Management’s report was not subject to attestation by IPL’s and WPL’s independent registered public accounting firm pursuant to rules of the SEC that permit IPL and WPL to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2017 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2016 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	655,936 (a)	$31.98	7,363,980 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	655,936	$31.98	7,363,980

(a)
Represents performance shares, performance restricted stock units and restricted stock units granted under the OIP. Performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and performance restricted stock units are paid out in shares of Alliant Energy’s common stock. The awards are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance share and performance restricted stock unit awards included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2016 and 2015 grants and at the estimated payout percentage of 148% for the 2014 grants. Also included are restricted stock units granted under the OIP, which may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock at the expiration of a three-year time-vesting period.

(b)
All of the available shares under the Amended and Restated OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2016, there were performance shares, restricted stock awards, performance restricted stock units and restricted stock units outstanding under the Amended and Restated OIP. Excludes 190,244 shares of non-vested restricted common stock previously issued and outstanding under the Amended and Restated OIP at December 31, 2016.

(c)	As of December 31, 2016, there were 441,695 shares of Alliant Energy’s common stock outstanding under the DCP, which is described in Note 12(c).

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2017 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
Each of IPL’s and WPL’s Audit Committee of the Board of Directors has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services after the Audit Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Audit Committee’s authority to management. In the event the need for specific services arises between Audit Committee meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Audit Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Audit Committee, directly related and allocated to IPL and WPL were as follows (in thousands):

	IPL				WPL
	2016		2015		2016		2015
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,035	93%	$1,036	91%	$1,008	95%	$969	95%
Audit-related fees	64	6%	90	8%	41	4%	41	4%
All other fees	8	1%	7	1%	7	1%	7	1%
	$1,107	100%	$1,133	100%	$1,056	100%	$1,017	100%

IPL’s and WPL’s audit fees for 2016 and 2015 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2016 and 2015 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2016 and 2015 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. All other fees for 2016 and 2015 for IPL and WPL consisted of license fees for accounting research software products and seminars. IPL and WPL did not have any tax fees for 2016 or 2015. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

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

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating revenues	$1	$2	$2
Operating expenses	3	3	3
Operating loss	(2)	(1)	(1)
Interest expense and other:
Equity earnings from consolidated subsidiaries	(374)	(379)	(388)
Interest expense	3	3	9
Interest income	(2)	(3)	(2)
Total interest expense and other	(373)	(379)	(381)
Income before income taxes	371	378	380
Income tax benefit	(1)	(1)	(3)
Net income	$372	$379	$383
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$74	$93
Other	5	9
Total current assets	79	102
Investments:
Investments in consolidated subsidiaries	4,211	3,999
Other	2	14
Total investments	4,213	4,013
Other assets	64	20
Total assets	$4,356	$4,135

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$250
Commercial paper	192	140
Notes payable to affiliated companies	275	—
Other	12	12
Total current liabilities	479	402
Other liabilities	18	12
Common equity:
Common stock and additional paid-in capital	1,695	1,664
Retained earnings	2,174	2,066
Shares in deferred compensation trust	(10)	(9)
Total common equity	3,859	3,721
Total liabilities and equity	$4,356	$4,135
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net cash flows from operating activities	$254	$262	$246
Cash flows from (used for) investing activities:
Capital contributions to consolidated subsidiaries	(250)	(165)	(90)
Capital repayments from consolidated subsidiaries	130	—	50
Net change in notes receivable from and payable to affiliates	294	2	(23)
Other	10	—	—
Net cash flows from (used for) investing activities	184	(163)	(63)
Cash flows used for financing activities:
Common stock dividends	(267)	(247)	(226)
Proceeds from issuance of common stock, net	27	151	—
Proceeds from issuance of long-term debt	—	—	250
Payments to retire long-term debt	(250)	—	(250)
Net change in commercial paper	52	(1)	45
Other	—	(2)	(2)
Net cash flows used for financing activities	(438)	(99)	(183)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($3)	($3)	($11)
Income taxes, net	(37)	(9)	(5)
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2016 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2016	$4.8	$17.4	$8.8	$22.3	$8.7
Year ended December 31, 2015	5.1	8.1	3.0	11.4	4.8
Year ended December 31, 2014	4.8	11.7	4.1	15.5	5.1
IPL (c)
Year ended December 31, 2016	$0.6	$17.2	$—	$16.7	$1.1
Year ended December 31, 2015	0.4	8.1	—	7.9	0.6
Year ended December 31, 2014	0.7	11.5	—	11.8	0.4
WPL
Year ended December 31, 2016	$3.7	$0.1	$8.8	$5.5	$7.1
Year ended December 31, 2015	4.2	—	3.0	3.5	3.7
Year ended December 31, 2014	1.7	—	4.1	1.6	4.2
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy
Year ended December 31, 2016	$27.1	$6.1	$—	$8.1	$25.1
Year ended December 31, 2015	32.6	6.5	—	12.0	27.1
Year ended December 31, 2014	38.2	12.5	—	18.1	32.6
IPL
Year ended December 31, 2016	$9.4	$1.0	$—	$1.7	$8.7
Year ended December 31, 2015	10.6	2.1	—	3.3	9.4
Year ended December 31, 2014	18.1	3.9	—	11.4	10.6
WPL
Year ended December 31, 2016	$11.4	$1.8	$—	$5.1	$8.1
Year ended December 31, 2015	16.3	0.7	—	5.6	11.4
Year ended December 31, 2014	16.2	2.5	—	2.4	16.3

(a)
Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets. WPL expenses these amounts when an uncollectible account is written-off.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of February 2017.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling
Patricia L. Kampling	Patricia L. Kampling	Patricia L. Kampling
Chairman, President and Chief Executive Officer	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 24th day of February 2017.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling
Patricia L. Kampling	Patricia L. Kampling	Patricia L. Kampling
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Michael L. Bennett	/s/ Michael L. Bennett	/s/ Michael L. Bennett
Michael L. Bennett, Director	Michael L. Bennett, Director	Michael L. Bennett, Director

/s/ Deborah B. Dunie	/s/ Deborah B. Dunie	/s/ Deborah B. Dunie
Deborah B. Dunie, Director	Deborah B. Dunie, Director	Deborah B. Dunie, Director

/s/ Darryl B. Hazel	/s/ Darryl B. Hazel	/s/ Darryl B. Hazel
Darryl B. Hazel, Director	Darryl B. Hazel, Director	Darryl B. Hazel, Director

/s/ Singleton B. McAllister	/s/ Singleton B. McAllister	/s/ Singleton B. McAllister
Singleton B. McAllister, Director	Singleton B. McAllister, Director	Singleton B. McAllister, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Dean C. Oestreich	/s/ Dean C. Oestreich	/s/ Dean C. Oestreich
Dean C. Oestreich, Director	Dean C. Oestreich, Director	Dean C. Oestreich, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

/s/ Susan D. Whiting	/s/ Susan D. Whiting	/s/ Susan D. Whiting
Susan D. Whiting, Director	Susan D. Whiting, Director	Susan D. Whiting, Director

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
3.1a
Articles of Amendment to Restated Articles of Incorporation of Alliant Energy, as amended, effective May 4, 2016 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9894))

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
4.1
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, filed December 19, 2011 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, National Association (N.A.) (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Amended and Restated Rights Agreement, dated as of December 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, filed December 12, 2008 (File No. 1-9894))

4.4
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, filed December 19, 2011 (File No. 0-337))

4.5
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

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

Exhibit Number	Description
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

4.26	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))
10.1	Operating Agreement of ATC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))
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
10.4a#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4a to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.4b#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4b to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

Exhibit Number	Description
10.4c#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.5#	DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.5a#	Form of Restricted Cash Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5d to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.5b#	Form of Performance Restricted Award Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.6#	DLIP, for director-level employees, amended in 2016
10.6a#	Form of Performance Unit Agreement pursuant to the DLIP, amended in 2016
10.6b#	Form of Performance Restricted Unit Agreement pursuant to the DLIP, amended in 2016
10.6c#	Form of Restricted Unit Agreement pursuant to the DLIP, amended in 2016
10.7#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.7a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.8#
IES Industries Inc. Amended and Restated Key Employee Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.9#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.9a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.9b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.10#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))
10.10a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.11#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and each of T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.12#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))
10.12a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.12b#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 12, 2014 (File No. 1-9894))
10.13#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 29, 2010 (File No. 1-9894))

10.14#
Form of KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.14a#
Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9894))

10.15#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, J.H. Gallegos, T.L. Hanson, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.16#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 24, 2008 (File No. 1-9894))

10.16a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.17#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.18#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2017
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

Exhibit Number	Description
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
21.1	Subsidiaries of Alliant Energy
21.2	Subsidiaries of WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman, President and Chief Executive Officer for Alliant Energy
31.2	Certification of the Vice President, Chief Financial Officer and Treasurer for Alliant Energy
31.3	Certification of the Chairman and Chief Executive Officer for IPL
31.4	Certification of the Vice President, Chief Financial Officer and Treasurer for IPL
31.5	Certification of the Chairman and Chief Executive Officer for WPL
31.6	Certification of the Vice President, Chief Financial Officer and Treasurer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Extensible Business Reporting Language (XBRL) Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.