Form 10-Q
period 2017-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2017-05-04
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes ☒  No ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of March 31, 2017:

Alliant Energy Corporation	Common stock, $0.01 par value, 227,823,278 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2016 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2016	ITC	ITC Midwest LLC
AEF	Alliant Energy Finance, LLC	IUB	Iowa Utilities Board
AFUDC	Allowance for funds used during construction	Marshalltown	Marshalltown Generating Station
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company	MISO	Midcontinent Independent System Operator, Inc.
ATI	AE Transco Investments, LLC	MW	Megawatt
CAA	Clean Air Act	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	NOx	Nitrogen oxide
EPA	U.S. Environmental Protection Agency	OPEB	Other postretirement benefits
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	RMT	RMT, Inc.
FTR	Financial transmission right	SCR	Selective catalytic reduction
Fuel-related	Electric production fuel and purchased power	SO2	Sulfur dioxide
GAAP	U.S. generally accepted accounting principles	U.S.	United States of America
HDD	Heating degree days	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s pending retail electric base rate review;

•	weather effects on results of utility operations;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and margins;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•	developments that adversely impact the ability to implement the strategic plan;

•	the ability to qualify for the full level of production tax credits on planned and potential new wind farms and the impact of changes to production tax credits for existing wind farms;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal;

•	changes in the price of delivered natural gas, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC, LLC’s authorized return on equity;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the Coal Combustion Residuals Rule, the Clean Power Plan, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota electric and natural gas assets, and Whiting Petroleum, which could result from, among other things, warranties, parental guarantees or litigation;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	inability to access technological developments, including those related to wind turbines, solar generation, smart technology, energy storage and other future technologies;

•	changes in technology that alter the channels through which electric customers buy or utilize electricity;

•	material changes in employee-related benefit and compensation costs;

•	the effect of accounting standards issued periodically by standard-setting bodies;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2016 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$677.6	$668.9
Gas utility	154.3	152.2
Other utility	11.7	13.2
Non-regulated	10.3	9.5
Total operating revenues	853.9	843.8
Operating expenses:
Electric production fuel and purchased power	207.8	200.9
Electric transmission service	124.7	127.9
Cost of gas sold	92.2	95.2
Other operation and maintenance	152.9	145.1
Depreciation and amortization	107.0	102.5
Taxes other than income taxes	26.4	26.3
Total operating expenses	711.0	697.9
Operating income	142.9	145.9
Interest expense and other:
Interest expense	52.3	48.0
Equity income from unconsolidated investments, net	(11.5)	(10.5)
Allowance for funds used during construction	(17.0)	(13.2)
Interest income and other	(0.1)	(0.2)
Total interest expense and other	23.7	24.1
Income from continuing operations before income taxes	119.2	121.8
Income taxes	17.6	21.6
Income from continuing operations, net of tax	101.6	100.2
Income (loss) from discontinued operations, net of tax	1.4	(1.1)
Net income	103.0	99.1
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$100.4	$96.5
Weighted average number of common shares outstanding (basic and diluted) (a)	227.6	226.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (a):
Income from continuing operations, net of tax	$0.43	$0.43
Income from discontinued operations, net of tax	0.01	—
Net income	$0.44	$0.43
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$99.0	$97.6
Income (loss) from discontinued operations, net of tax	1.4	(1.1)
Net income	$100.4	$96.5
Dividends declared per common share (a)	$0.315	$0.29375

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8.4	$8.2
Accounts receivable, less allowance for doubtful accounts	424.9	493.3
Production fuel, at weighted average cost	86.7	98.1
Gas stored underground, at weighted average cost	12.2	37.6
Materials and supplies, at weighted average cost	88.8	86.6
Regulatory assets	58.4	57.8
Other	70.4	95.5
Total current assets	749.8	877.1
Property, plant and equipment, net	10,448.8	10,279.2
Investments:
Investment in American Transmission Company LLC	327.7	317.6
Other	19.1	20.0
Total investments	346.8	337.6
Other assets:
Regulatory assets	1,904.6	1,857.3
Deferred charges and other	14.9	22.6
Total other assets	1,919.5	1,879.9
Total assets	$13,464.9	$13,373.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4.6	$4.6
Commercial paper	302.8	244.1
Accounts payable	369.5	445.3
Regulatory liabilities	215.2	186.2
Other	272.9	281.8
Total current liabilities	1,165.0	1,162.0
Long-term debt, net (excluding current portion)	4,316.1	4,315.6
Other liabilities:
Deferred tax liabilities	2,625.9	2,570.2
Regulatory liabilities	481.4	494.8
Pension and other benefit obligations	481.7	489.9
Other	297.9	279.3
Total other liabilities	3,886.9	3,834.2
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 227,823,278 and 227,673,654 shares outstanding	2.3	2.3
Additional paid-in capital	1,699.2	1,693.1
Retained earnings	2,205.9	2,177.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 440,704 and 441,695 shares at a weighted average cost of $22.89 and $22.71 per share	(10.1)	(10.0)
Total Alliant Energy Corporation common equity	3,896.9	3,862.0
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,096.9	4,062.0
Total liabilities and equity	$13,464.9	$13,373.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$103.0	$99.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107.0	102.5
Deferred tax expense and tax credits	22.7	22.8
Other	(7.6)	(17.6)
Other changes in assets and liabilities:
Accounts receivable	36.5	(47.8)
Sales of accounts receivable	35.0	57.0
Gas stored underground	25.4	27.4
Regulatory assets	(40.6)	(9.5)
Derivative assets	28.1	10.7
Accounts payable	(41.3)	(31.2)
Regulatory liabilities	14.2	(28.7)
Deferred income taxes	32.8	20.3
Other	18.5	23.3
Net cash flows from operating activities	333.7	228.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(276.4)	(220.4)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(15.1)	(18.8)
Other	(12.1)	19.2
Net cash flows used for investing activities	(303.6)	(220.0)
Cash flows used for financing activities:
Common stock dividends	(71.5)	(66.5)
Net change in commercial paper	58.7	53.6
Other	(17.1)	3.6
Net cash flows used for financing activities	(29.9)	(9.3)
Net increase (decrease) in cash and cash equivalents	0.2	(1.0)
Cash and cash equivalents at beginning of period	8.2	5.8
Cash and cash equivalents at end of period	$8.4	$4.8
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($51.8)	($44.5)
Income taxes, net	($2.3)	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$139.3	$105.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions)
Operating revenues:
Electric utility	$356.2	$361.6
Gas utility	83.1	84.2
Steam and other	11.2	12.9
Total operating revenues	450.5	458.7
Operating expenses:
Electric production fuel and purchased power	109.5	99.4
Electric transmission service	81.7	86.5
Cost of gas sold	47.8	52.4
Other operation and maintenance	94.9	92.0
Depreciation and amortization	53.6	52.7
Taxes other than income taxes	13.4	13.7
Total operating expenses	400.9	396.7
Operating income	49.6	62.0
Interest expense and other:
Interest expense	27.7	24.9
Allowance for funds used during construction	(14.3)	(10.3)
Interest income and other	0.1	—
Total interest expense and other	13.5	14.6
Income before income taxes	36.1	47.4
Income tax benefit	(3.7)	(0.8)
Net income	39.8	48.2
Preferred dividend requirements	2.6	2.6
Earnings available for common stock	$37.2	$45.6
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.1	$3.3
Accounts receivable, less allowance for doubtful accounts	177.2	240.7
Production fuel, at weighted average cost	64.1	70.3
Gas stored underground, at weighted average cost	2.8	16.3
Materials and supplies, at weighted average cost	48.8	46.5
Regulatory assets	18.4	17.7
Other	14.7	27.7
Total current assets	330.1	422.5
Property, plant and equipment, net	5,503.9	5,435.6
Other assets:
Regulatory assets	1,482.4	1,441.1
Deferred charges and other	6.6	5.5
Total other assets	1,489.0	1,446.6
Total assets	$7,323.0	$7,304.7

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$9.2	$—
Accounts payable	149.2	186.3
Regulatory liabilities	166.6	149.6
Accrued taxes	37.2	53.8
Other	131.5	132.1
Total current liabilities	493.7	521.8
Long-term debt, net	2,154.0	2,153.5
Other liabilities:
Deferred tax liabilities	1,553.2	1,511.8
Regulatory liabilities	281.7	281.2
Pension and other benefit obligations	172.2	173.2
Other	221.1	214.2
Total other liabilities	2,228.2	2,180.4
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,597.8	1,597.8
Retained earnings	615.9	617.8
Total Interstate Power and Light Company common equity	2,247.1	2,249.0
Cumulative preferred stock	200.0	200.0
Total equity	2,447.1	2,449.0
Total liabilities and equity	$7,323.0	$7,304.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$39.8	$48.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	53.6	52.7
Other	3.1	3.2
Other changes in assets and liabilities:
Accounts receivable	32.7	(37.5)
Sales of accounts receivable	35.0	57.0
Regulatory assets	(29.3)	(3.8)
Accounts payable	(24.7)	(19.5)
Regulatory liabilities	15.7	(23.6)
Deferred income taxes	29.1	20.9
Other	21.3	18.8
Net cash flows from operating activities	176.3	116.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(127.6)	(135.3)
Other	(8.7)	12.1
Net cash flows used for investing activities	(136.3)	(123.2)
Cash flows from (used for) financing activities:
Common stock dividends	(39.1)	(38.1)
Capital contributions from parent	—	40.0
Other	(0.1)	3.4
Net cash flows from (used for) financing activities	(39.2)	5.3
Net increase (decrease) in cash and cash equivalents	0.8	(1.5)
Cash and cash equivalents at beginning of period	3.3	4.5
Cash and cash equivalents at end of period	$4.1	$3.0
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($28.4)	($22.6)
Income taxes, net	($2.6)	$1.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$44.2	$47.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions)
Operating revenues:
Electric utility	$321.4	$307.3
Gas utility	71.2	68.0
Other	0.5	0.3
Total operating revenues	393.1	375.6
Operating expenses:
Electric production fuel and purchased power	98.3	101.5
Electric transmission service	43.0	41.4
Cost of gas sold	44.4	42.8
Other operation and maintenance	57.0	52.1
Depreciation and amortization	52.4	47.4
Taxes other than income taxes	12.0	11.6
Total operating expenses	307.1	296.8
Operating income	86.0	78.8
Interest expense and other:
Interest expense	22.9	22.9
Equity income from unconsolidated investments	—	(10.7)
Allowance for funds used during construction	(2.7)	(2.9)
Interest income and other	(0.1)	(0.1)
Total interest expense and other	20.1	9.2
Income before income taxes	65.9	69.6
Income taxes	20.4	22.6
Net income	45.5	47.0
Net income attributable to noncontrolling interest	—	0.5
Earnings available for common stock	$45.5	$46.5
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.1	$4.2
Accounts receivable, less allowance for doubtful accounts	212.0	226.3
Production fuel, at weighted average cost	22.6	27.8
Gas stored underground, at weighted average cost	9.4	21.3
Materials and supplies, at weighted average cost	36.5	36.3
Regulatory assets	40.0	40.1
Other	45.5	60.5
Total current assets	368.1	416.5
Property, plant and equipment, net	4,523.9	4,426.7
Other assets:
Regulatory assets	422.2	416.2
Deferred charges and other	20.8	30.9
Total other assets	443.0	447.1
Total assets	$5,335.0	$5,290.3

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$91.2	$52.3
Accounts payable	157.2	192.9
Regulatory liabilities	48.6	36.6
Other	123.0	112.9
Total current liabilities	420.0	394.7
Long-term debt, net	1,535.5	1,535.2
Other liabilities:
Deferred tax liabilities	984.7	971.6
Regulatory liabilities	199.7	213.6
Capital lease obligations - Sheboygan Falls Energy Facility	75.5	77.2
Pension and other benefit obligations	205.9	207.8
Other	168.9	159.4
Total other liabilities	1,634.7	1,629.6
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,019.0	1,019.0
Retained earnings	659.6	645.6
Total Wisconsin Power and Light Company common equity	1,744.8	1,730.8
Total liabilities and equity	$5,335.0	$5,290.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$45.5	$47.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.4	47.4
Deferred tax expense and tax credits	11.8	18.8
Other	2.6	(10.9)
Other changes in assets and liabilities:
Accounts receivable	13.3	(8.9)
Derivative assets	16.1	1.0
Accounts payable	(25.5)	(15.3)
Derivative liabilities	8.7	19.5
Other	20.7	25.0
Net cash flows from operating activities	145.6	123.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(141.3)	(85.1)
Other	(8.0)	(6.3)
Net cash flows used for investing activities	(149.3)	(91.4)
Cash flows from (used for) financing activities:
Common stock dividends	(31.5)	(33.8)
Net change in commercial paper	38.9	5.6
Other	(5.8)	(3.1)
Net cash flows from (used for) financing activities	1.6	(31.3)
Net increase (decrease) in cash and cash equivalents	(2.1)	0.9
Cash and cash equivalents at beginning of period	4.2	0.4
Cash and cash equivalents at end of period	$2.1	$1.3
Supplemental cash flows information:
Cash paid during the period for:
Interest	($21.9)	($21.9)
Income taxes, net	$—	($7.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$90.5	$49.7

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. As required by GAAP, all prior period financial statements and disclosures presented herein, including all Alliant Energy share and per share amounts, have been restated to reflect a two-for-one common stock split distributed in May 2016.

NOTE 1(b) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018. Upon adoption, the standard can be applied retrospectively to all prior reporting periods presented, or retrospectively with a cumulative effect to the opening retained earnings balance on January 1, 2018. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations and do not anticipate a significant change in revenue recognition for retail electric and gas sales, which represent the majority of Alliant Energy’s, IPL’s and WPL’s revenues. Alliant Energy, IPL and WPL continue to evaluate additional impacts of this standard, as well as which transition method will be utilized.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. In addition, only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment, when applicable. IPL and WPL, as rate-regulated entities, currently expect to capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities, when applicable in accordance with regulations by FERC and various state regulatory commissions. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018. Upon adoption, the standard must be applied retrospectively for the presentation requirements and prospectively for the capitalization requirements. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Tax-related	$1,080.2	$1,055.6	$1,044.9	$1,022.4	$35.3	$33.2
Pension and OPEB costs	568.5	578.7	289.1	294.0	279.4	284.7
Asset retirement obligations	108.6	105.9	67.1	64.3	41.5	41.6
Derivatives	46.4	30.7	17.2	10.0	29.2	20.7
WPL’s EGUs retired early	39.7	41.4	—	—	39.7	41.4
Emission allowances	26.0	26.2	26.0	26.2	—	—
Other	93.6	76.6	56.5	41.9	37.1	34.7
	$1,963.0	$1,915.1	$1,500.8	$1,458.8	$462.2	$456.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost of removal obligations	$413.0	$411.6	$271.1	$269.4	$141.9	$142.2
Electric transmission cost recovery	128.3	72.0	75.9	35.7	52.4	36.3
IPL’s tax benefit riders	64.7	83.5	64.7	83.5	—	—
Commodity cost recovery	32.9	30.8	20.1	17.8	12.8	13.0
Energy efficiency cost recovery	20.6	20.5	—	—	20.6	20.5
Derivatives	9.0	31.5	5.1	12.1	3.9	19.4
Other	28.1	31.1	11.4	12.3	16.7	18.8
	$696.6	$681.0	$448.3	$430.8	$248.3	$250.2

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the three months ended March 31, 2017, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Derivatives - Refer to Note 11 for discussion of derivative assets and derivative liabilities.

Electric transmission cost recovery - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC, LLC to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In the first quarter of 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $51 million, $40 million and $11 million, respectively, subject to final true-up by the end of July 2017. IPL and WPL each recorded the retail portion of the refunds to a regulatory liability. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC will be refunded to its retail customers in 2017 beginning in May 2017. WPL’s retail portion of the refund from ATC, LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. IPL’s and WPL’s wholesale customers received their share of the refunds through normal monthly billing practices in the first quarter of 2017.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the three months ended March 31, 2017, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $19 million as follows (in millions):

Electric tax benefit rider credits	$17
Gas tax benefit rider credits	2
$19

Utility Rate Reviews -
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017, without regulatory review, and will be subject to refund pending determination of final rates. Tax benefit rider credits and MISO transmission owner return on equity refunds are expected to reduce the effect of the rate increase on customer bills in 2017 and 2018. IPL requested a decision from the IUB in 2017 with final rates effective in the first quarter of 2018. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

WPL’s Retail Electric and Gas Rate Review (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas base rates of $9 million, or approximately 13%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. These increases were effective January 1, 2017 and extend through the end of 2018. In the first quarter of 2017, Alliant Energy and WPL recorded a $22 million increase in electric revenues and a $2 million increase in gas revenues in conjunction with the base rate increases authorized in the PSCW’s December 2016 order.

WPL’s Retail Fuel-related Rate Filing (2017 Test Year) - In March 2017, WPL filed an application with the PSCW for a mid-year fuel-related cost adjustment for 2017. Fuel-related costs for 2017 are currently expected to exceed the approved 2017 fuel-related cost plan by more than the 2% annual bandwidth and result in a deferral of under-collected fuel-related costs of $8 million for 2017. The primary driver for the anticipated under-collection of fuel-related costs is an unplanned extended outage of Riverside during the first half of 2017. WPL’s application proposes to offset any deferral of projected under-collection of fuel-related costs from 2017 against the balance owed to customers for over-collected fuel-related costs for 2016 discussed below, and any remaining net balance at the end of 2017 would then be returned to, or collected from, customers in a future rate proceeding. Under WPL’s proposal, customer rates would not change during 2017 for the mid-year fuel-related cost adjustment. As of March 31, 2017, fuel-related costs for 2017 outside of the approved bandwidth were $1 million and are included in “Other” in Alliant Energy’s and WPL’s regulatory assets table above.

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - Pursuant to a 2015 PSCW order, WPL’s 2016 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. As of March 31, 2017, fuel-related costs for 2016 outside of the approved bandwidth were $9 million and are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Projects -
IPL’s Marshalltown Generating Station - IPL’s construction of Marshalltown, an approximate 660 MW natural gas-fired combined-cycle EGU, was completed and the EGU was placed into service in April 2017. As of March 31, 2017, Alliant Energy and IPL recorded capitalized expenditures of $635 million and AFUDC of $79 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

WPL’s Riverside Expansion - WPL is currently constructing the Riverside expansion, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by early 2020. As of March 31, 2017, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $129 million and AFUDC of $3 million for the Riverside expansion in “Property, plant and equipment, net” on their balance sheets. These capital expenditures do not yet reflect any potential impacts from the intent to exercise purchase options by certain WPL electric cooperatives for a partial ownership interest in the Riverside expansion.

Wind Generation -
Franklin County Wind Farm Transfer - In April 2017, the Franklin County wind farm was transferred from AEF to IPL pursuant to a February 2017 FERC order, at a value of approximately $33 million, subject to final working capital adjustments. The final amount to be recovered for IPL’s electric rate-making purposes will be determined by the IUB as part of IPL’s Iowa retail electric rate review for the 2016 Test Year, which was filed in April 2017.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2017, IPL sold $221.0 million of receivables to the third party, received $56.0 million in cash proceeds, recorded deferred proceeds of $149.0 million and had $41.8 million of available capacity under its sales of accounts receivable program. For the three months ended March 31, 2017 and 2016, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2017	2016
Maximum outstanding aggregate cash proceeds	$79.0	$75.0
Average outstanding aggregate cash proceeds	38.4	39.1

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2017	December 31, 2016
Customer accounts receivable	$143.7	$157.6
Unbilled utility revenues	76.8	90.4
Other receivables	0.5	0.1
Receivables sold to third party	221.0	248.1
Less: cash proceeds (a)	56.0	21.0
Deferred proceeds	165.0	227.1
Less: allowance for doubtful accounts	16.0	16.0
Fair value of deferred proceeds	$149.0	$211.1

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of March 31, 2017, outstanding receivables past due under the Receivables Agreement were $69.9 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2017	2016
Collections reinvested in receivables	$501.2	$440.2
Write-offs, net of recoveries	4.6	0.4

In connection with the implementation of IPL’s new customer billing and information system in 2016, IPL postponed the write-off of customer bills for a portion of 2016, resulting in lower write-offs for the three months ended March 31, 2016.

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2017	2016	2017	2016
ATC Investment	($11.5)	($10.7)	$—	($10.7)
Other	—	0.2	—	—
	($11.5)	($10.5)	$—	($10.7)

On December 31, 2016, pursuant to a June 2016 PSCW order, WPL Transco, LLC was liquidated and WPL transferred its investment in ATC, LLC to ATI. As a result, WPL no longer records equity income from its prior investment in ATC, LLC. There were no impacts of this transfer to Alliant Energy’s consolidated financial statements. As of December 31, 2016, ATI owns Alliant Energy’s entire investment in ATC.

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the three months ended March 31, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $26 million and $18 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2017	227,673,654
Shareowner Direct Plan issuances	190,286
Equity-based compensation plans (Note 9(b))	5,185
Other	(45,847)
Shares outstanding, March 31, 2017	227,823,278

Dividend Restrictions - As of March 31, 2017, IPL’s amount of retained earnings that were free of dividend restrictions was $616 million. As of March 31, 2017, WPL’s amount of retained earnings that were free of dividend restrictions was $95 million for the remainder of 2017.

Restricted Net Assets of Subsidiaries - As of March 31, 2017, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.6 billion and $1.7 billion, respectively.

Comprehensive Income - For the three months ended March 31, 2017 and 2016, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2017 and 2016, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy	Parent
March 31, 2017	(Consolidated)	Company	IPL	WPL
Commercial paper outstanding	$302.8	$202.4	$9.2	$91.2
Commercial paper weighted average interest rates	1.1%	1.2%	1.2%	0.9%
Available credit facility capacity	$697.2	$97.6	$290.8	$308.8

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2017	2016	2017	2016	2017	2016
Maximum amount outstanding (based on daily outstanding balances)	$325.5	$242.6	$9.2	$—	$113.6	$55.7
Average amount outstanding (based on daily outstanding balances)	$276.5	$199.0	$0.1	$—	$79.1	$25.8
Weighted average interest rates	0.9%	0.6%	1.1%	N/A	0.7%	0.4%

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2017	2016	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(7.8)	(8.7)	(19.4)	(20.7)	—	—
Effect of rate-making on property-related differences	(7.5)	(6.8)	(17.9)	(15.2)	(1.7)	(0.8)
Production tax credits	(5.9)	(6.3)	(6.6)	(6.7)	(7.0)	(6.5)
Other items, net	1.0	4.5	(1.3)	5.9	4.7	4.8
Overall income tax rate	14.8%	17.7%	(10.2%)	(1.7%)	31.0%	32.5%

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2017, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $55.7 million, $41.4 million and $13.1 million, respectively. These increases were primarily due to property-related differences recorded during the three months ended March 31, 2017. Alliant Energy’s and IPL’s increases were partially offset by the generation of federal net operating losses recorded during the three months ended March 31, 2017, which are primarily due to the accelerated tax depreciation associated with Marshalltown.

Carryforwards - At March 31, 2017, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$633	$315	$217
State net operating losses	2018-2037	696	13	2
Federal tax credits	2022-2037	284	104	118

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included in the tables below (in millions). In IPL’s and WPL’s tables below, the defined benefit pension plans amounts represent those respective amounts for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plans amounts represent respective amounts for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2017	2016	2017	2016
Service cost	$3.1	$3.2	$1.2	$1.3
Interest cost	12.8	13.3	2.2	2.3
Expected return on plan assets	(16.4)	(16.4)	(1.5)	(1.5)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(1.0)
Amortization of actuarial loss	9.4	9.3	1.0	1.2
	$8.8	$9.3	$2.8	$2.3

	Defined Benefit Pension Plans		OPEB Plans
IPL	2017	2016	2017	2016
Service cost	$1.8	$1.9	$0.5	$0.6
Interest cost	5.9	6.1	0.9	1.0
Expected return on plan assets	(7.7)	(7.7)	(1.1)	(1.0)
Amortization of prior service credit	—	—	—	(0.7)
Amortization of actuarial loss	4.0	4.1	0.5	0.6
	$4.0	$4.4	$0.8	$0.5

	Defined Benefit Pension Plans		OPEB Plans
WPL	2017	2016	2017	2016
Service cost	$1.2	$1.2	$0.5	$0.5
Interest cost	5.5	5.6	0.9	0.9
Expected return on plan assets	(7.1)	(7.1)	(0.2)	(0.2)
Amortization of prior service cost (credit)	—	0.1	(0.1)	(0.2)
Amortization of actuarial loss	4.6	4.4	0.4	0.5
	$4.2	$4.2	$1.5	$1.5

401(k) Savings Plan - A significant number of employees participate in a defined contribution retirement plan (401(k) savings plan). For the three months ended March 31, costs related to the 401(k) savings plan, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
401(k) costs	$6.5	$6.2	$3.4	$3.1	$2.9	$2.8

NOTE 9(b) Equity-based Compensation Plans - All shares, units and awards included below have been adjusted to reflect the common stock split distributed in May 2016.

A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Compensation expense	$3.2	$5.3	$1.7	$2.8	$1.4	$2.3
Income tax benefits	1.3	2.2	0.7	1.1	0.5	0.9

As of March 31, 2017, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $14.0 million, $7.6 million and $5.9 million, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares		Performance Units
	2017	2016	2017	2016
Nonvested awards, January 1	257,599	288,430	93,320	116,412
Granted	63,804	67,552	21,558	23,918
Vested	(99,438)	(98,186)	(37,395)	(42,760)
Forfeited	—	(1,230)	(497)	(764)
Nonvested awards, March 31	221,965	256,566	76,986	96,806

Vested Awards - During the three months ended March 31, certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares		Performance Units
	2017	2016	2017	2016
	2014 Grant	2013 Grant	2014 Grant	2013 Grant
Performance awards vested	99,438	98,186	37,395	42,760
Percentage of target number of performance awards	147.5%	165.0%	147.5%	165.0%
Aggregate payout value (in millions)	$5.6	$5.1	$1.5	$1.7
Payout - cash (in millions)	$5.1	$2.9	$1.5	$1.7
Payout - common stock shares issued	5,185	22,408	N/A	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at March 31, 2017, by year of grant, was as follows:

	Performance Shares			Performance Units
	2017 Grant	2016 Grant	2015 Grant	2017 Grant	2016 Grant	2015 Grant
Nonvested awards at target	63,804	67,355	90,806	21,061	22,657	33,268
Alliant Energy common stock closing price on March 31, 2017	$39.61	$39.61	$39.61	$39.61	$39.61	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	N/A	$32.55
Estimated payout percentage based on performance criteria	100%	160%	130%	100%	160%	130%
Fair values of each nonvested award	$39.61	$63.38	$51.49	$39.61	$63.38	$42.32

Performance-Contingent Restricted Stock - Alliant Energy has not granted any performance-contingent restricted stock since 2015. In 2017, 99,438 performance-contingent restricted shares granted in 2014 vested because the specified performance criteria for such shares were met. There were 90,806 shares of nonvested performance-contingent restricted stock outstanding at March 31, 2017, with a weighted average grant date fair value of $32.55.

Performance Restricted Stock Units - A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

18

	2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	67,355	$33.96	—	$—
Granted	63,804	39.11	67,552	33.93
Forfeited	—	—	(1,230)	33.90
Nonvested units, March 31	131,159	36.46	66,322	33.93

Restricted Stock Units - A summary of the restricted stock units activity was as follows:

	2017	2016
Nonvested units, January 1	57,736	—
Granted	54,688	57,904
Forfeited	—	(1,054)
Nonvested units, March 31	112,424	56,850

Performance-Contingent Cash Awards - Alliant Energy has not granted any performance-contingent cash awards since 2015. In 2017, 79,719 performance-contingent cash awards granted in 2014 vested, resulting in cash payouts valued at $3.1 million. There were 79,616 shares of nonvested performance-contingent cash awards outstanding at March 31, 2017.

NOTE 10. FAIR VALUE MEASUREMENTS
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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$13.3	$—	$1.7	$11.6	$13.3	$41.4	$—	$4.6	$36.8	$41.4
Deferred proceeds	149.0	—	—	149.0	149.0	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	45.3	—	0.8	44.5	45.3	28.6	—	0.5	28.1	28.6
Long-term debt (including current maturities)	4,320.7	—	4,768.3	2.9	4,771.2	4,320.2	—	4,795.7	3.3	4,799.0
Cumulative preferred stock of IPL	200.0	202.6	—	—	202.6	200.0	194.8	—	—	194.8

IPL	March 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$8.8	$—	$1.3	$7.5	$8.8	$20.8	$—	$2.8	$18.0	$20.8
Deferred proceeds	149.0	—	—	149.0	149.0	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	16.3	—	0.5	15.8	16.3	8.3	—	0.4	7.9	8.3
Long-term debt	2,154.0	—	2,342.1	—	2,342.1	2,153.5	—	2,352.3	—	2,352.3
Cumulative preferred stock	200.0	202.6	—	—	202.6	200.0	194.8	—	—	194.8

WPL	March 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$4.5	$—	$0.4	$4.1	$4.5	$20.6	$—	$1.8	$18.8	$20.6
Liabilities:
Derivatives	29.0	—	0.3	28.7	29.0	20.3	—	0.1	20.2	20.3
Long-term debt	1,535.5	—	1,790.9	—	1,790.9	1,535.2	—	1,807.4	—	1,807.4

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2017	2016	2017	2016
Beginning balance, January 1	$8.7	($32.7)	$211.1	$172.0
Total net losses included in changes in net assets (realized/unrealized)	(35.2)	(31.4)	—	—
Transfers into Level 3	—	0.9	—	—
Sales	(0.1)	(0.6)	—	—
Settlements (a)	(6.3)	(2.1)	(62.1)	(17.8)
Ending balance, March 31	($32.9)	($65.9)	$149.0	$154.2
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($33.7)	($30.0)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2017	2016	2017	2016
Beginning balance, January 1	$10.1	($1.9)	$211.1	$172.0
Total net losses included in changes in net assets (realized/unrealized)	(12.7)	(7.6)	—	—
Transfers into Level 3	—	0.5	—	—
Sales	(0.1)	(0.6)	—	—
Settlements (a)	(5.6)	(3.5)	(62.1)	(17.8)
Ending balance, March 31	($8.3)	($13.1)	$149.0	$154.2
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($11.4)	($6.6)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2017	2016
Beginning balance, January 1	($1.4)	($30.8)
Total net losses included in changes in net assets (realized/unrealized)	(22.5)	(23.8)
Transfers into Level 3	—	0.4
Settlements	(0.7)	1.4
Ending balance, March 31	($24.6)	($52.8)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($22.3)	($23.4)

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2017	($37.0)	$4.1	($11.6)	$3.3	($25.4)	$0.8
December 31, 2016	(2.3)	11.0	0.1	10.0	(2.4)	1.0

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2017, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	2,304	2017-2018	3,537	2017	160,048	2017-2026	4,113	2017-2019	5,796	2017-2018
IPL	—	—	2,229	2017	72,924	2017-2026	1,680	2017-2019	—	—
WPL	2,304	2017-2018	1,308	2017	87,124	2017-2026	2,433	2017-2018	5,796	2017-2018

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

	Alliant Energy		IPL		WPL
Commodity contracts	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Current derivative assets	$12.2	$29.4	$8.2	$19.1	$4.0	$10.3
Non-current derivative assets	1.1	12.0	0.6	1.7	0.5	10.3
Current derivative liabilities	13.4	13.3	2.9	2.7	10.5	10.6
Non-current derivative liabilities	31.9	15.3	13.4	5.6	18.5	9.7

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2017 and December 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2017 and December 31, 2016. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include the Riverside expansion, the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU, and generation maintenance and performance improvements at Columbia Units 1 and 2. At March 31, 2017, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $36 million, $5 million and $31 million, respectively.

NOTE 12(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At March 31, 2017, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,372	$1,266	$106
Natural gas	812	426	386
Coal (b)	165	73	92
Other (c)	38	20	3
	$2,387	$1,785	$587

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2017 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2017.

NOTE 12(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against Cedar Rapids and Iowa City Railway Company (CRANDIC), Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of March 31, 2017.

NOTE 12(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. Alliant Energy also guaranteed RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of March 31, 2017, all warranty periods and performance guarantees expired and all outstanding warranty claims were resolved. Refer to Note 15 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses (income)” during the three months ended March 31, 2017 and 2016 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of March 31, 2017, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2017.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of March 31, 2017. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 12(e) Environmental Matters -
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

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. Costs of future expenditures for environmental remediation obligations are not discounted. At March 31, 2017, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions). At March 31, 2017, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$12	-	$31	$10	-	$28
Current and non-current environmental liabilities	17			14

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

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include installing an SCR system or equivalent NOx reduction system at Ottumwa by December 31, 2019; fuel switching or retiring Prairie Creek Unit 4 by June 1, 2018, Burlington by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025; and either installing combined cycle technology at, or retiring, Dubuque and Sutherland by June 1, 2019.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for Prairie Creek, and calendar-year SO2 and NOx emission caps in aggregate for Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland. IPL is in the process of completing approximately $6 million in environmental mitigation projects. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Effluent Limitation Guidelines, Coal Combustion Residuals Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs.

NOTE 12(f) Collective Bargaining Agreements - At March 31, 2017, employees covered by collective bargaining agreements represented 56% and 64% of total employees of Alliant Energy and IPL, respectively. In August 2017, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 19% and 45% of total employees of Alliant Energy and IPL, respectively.

NOTE 13. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility (a)				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2017
Operating revenues	$677.6	$154.3	$11.7	$843.6	$10.3	$853.9
Operating income	107.2	28.0	0.4	135.6	7.3	142.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				89.6	9.4	99.0
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				89.6	10.8	100.4
Three Months Ended March 31, 2016
Operating revenues	$668.9	$152.2	$13.2	$834.3	$9.5	$843.8
Operating income	109.8	28.8	2.2	140.8	5.1	145.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				92.1	5.5	97.6
Loss from discontinued operations, net of tax				—	(1.1)	(1.1)
Net income				92.1	4.4	96.5

(a)
Alliant Energy’s utility business segments include: a) utility electric operations, which include Alliant Energy’s entire investment in ATC; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business.

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2017
Operating revenues	$356.2	$83.1	$11.2	$450.5
Operating income	33.8	14.4	1.4	49.6
Earnings available for common stock				37.2
Three Months Ended March 31, 2016
Operating revenues	$361.6	$84.2	$12.9	$458.7
Operating income	43.4	15.8	2.8	62.0
Earnings available for common stock				45.6

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2017
Operating revenues	$321.4	$71.2	$0.5	$393.1
Operating income (loss)	73.4	13.6	(1.0)	86.0
Earnings available for common stock				45.5
Three Months Ended March 31, 2016
Operating revenues	$307.3	$68.0	$0.3	$375.6
Operating income (loss)	66.4	13.0	(0.6)	78.8
Earnings available for common stock				46.5

NOTE 14. RELATED PARTIES
Service Agreements - Pursuant to service agreements, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services, depreciation and amortization of property, plant and equipment, and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO. The amounts billed for services provided, sales credited and purchases for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2017	2016	2017	2016
Corporate Services billings	$39	$38	$31	$33
Sales credited	2	1	—	1
Purchases billed	66	96	34	19

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Net payables to Corporate Services	$103	$104	$65	$72

ATC, LLC - Pursuant to various agreements, WPL receives a range of transmission services from ATC, LLC. WPL provides operation, maintenance, and construction services to ATC, LLC. WPL and ATC, LLC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2017	2016
ATC, LLC billings to WPL	$26	$27
WPL billings to ATC, LLC	3	3

WPL owed ATC, LLC net amounts of $8 million as of March 31, 2017 and $8 million as of December 31, 2016.

Refer to Note 5(a) for discussion of WPL’s transfer of its investment in ATC, LLC to ATI on December 31, 2016.

Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm from AEF to IPL in April 2017.

NOTE 15. DISCONTINUED OPERATIONS
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three months ended March 31 was as follows (in millions):

	2017	2016
Operating expenses (income)	($2.3)	$1.9
Income (loss) before income taxes	2.3	(1.9)
Income tax expense (benefit)	0.9	(0.8)
Income (loss) from discontinued operations, net of tax	$1.4	($1.1)

Refer to Note 12(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses and income subsequent to the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2016 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE OVERVIEW

Description of Business
General - Alliant Energy is a Midwest U.S. energy holding company whose primary subsidiaries are IPL, WPL, AEF and Corporate Services. IPL and WPL are public utilities, and AEF is the parent company for Alliant Energy’s non-regulated businesses and holds all of Alliant Energy’s investment in ATC. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC Investment and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (AEF)
- Retail electric and gas services in WI (WPL)		- Non-regulated Generation (AEF)
- ATC Investment (ATI)		- Parent Company
- Wholesale electric service in MN, IL & IA (IPL)
- Wholesale electric service in WI (WPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2017		2016
	Income	EPS (a)	Income (Loss)	EPS (a)
Continuing operations:
Utilities, ATC Investment and Corporate Services	$92.8	$0.41	$95.4	$0.42
Non-regulated and Parent	6.2	0.02	2.2	0.01
Income from continuing operations	99.0	0.43	97.6	0.43
Income (loss) from discontinued operations	1.4	0.01	(1.1)	—
Net income	$100.4	$0.44	$96.5	$0.43

(a)	Amounts reflect the effects of a two-for-one common stock split distributed in May 2016.

The table above includes EPS from continuing operations for utilities, ATC Investment and Corporate Services, and non-regulated and parent, which are non-GAAP financial measures. Alliant Energy believes EPS from continuing operations for utilities, ATC Investment and Corporate Services, and non-regulated and parent are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Income from continuing operations in the first quarter of 2017 compared to the first quarter of 2016 included higher revenues resulting from WPL’s retail electric and gas base rate increases implemented in January 2017. The higher revenues were offset by lower electric and gas sales volumes largely caused by unusually mild temperatures in early 2017, higher electric fuel-related costs, net of recoveries, at WPL, and higher depreciation expense. This resulted in relatively flat income from continuing operations compared to the first quarter of 2016.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the first quarters of 2017 and 2016.

2017 Overview - Alliant Energy, IPL and WPL continue to focus on achieving financial objectives and executing their strategic plan. Key developments since the filing of the 2016 Form 10-K include the following:

•
Marshalltown Generating Station - IPL’s construction of Marshalltown, an approximate 660 MW natural gas-fired combined-cycle EGU, was completed in April 2017. Final capital expenditures are currently estimated to be approximately $645 million to construct the EGU and a pipeline to supply natural gas to the EGU, excluding transmission network upgrades and AFUDC.

•	Franklin County Wind Farm - In April 2017, the 99 MW Franklin County wind farm was transferred from AEF to IPL pursuant to a February 2017 FERC order.

•
IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation and transfer of the 99 MW Franklin County wind farm to IPL in 2017, IPL and WPL are currently exploring options to own and operate up to 400 MW and 200 MW, respectively, of additional new wind generation. Current estimated capital expenditures assume 200 MW of wind generation for each of IPL and WPL as they work to secure additional siting capacity and assess the economic benefits of these projects for their customers.

•
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. IPL requested a decision from the IUB in 2017 with final rates effective in the first quarter of 2018.

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC, LLC to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In the first quarter of 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $51 million, $40 million and $11 million, respectively, subject to final true-up by the end of July 2017. IPL and WPL each recorded the retail portion of the refunds to a regulatory liability. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC will be refunded to its retail customers in 2017 beginning in May 2017. WPL’s retail portion of the refund from ATC, LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. IPL’s and WPL’s wholesale customers received their share of the refunds through normal monthly billing practices in the first quarter of 2017.

RESULTS OF OPERATIONS

Overview - First Quarter Results -
Alliant Energy - “Executive Overview” provides an overview of Alliant Energy’s first quarter 2017 and 2016 earnings and the various components of its business.

IPL - Earnings available for common stock decreased $8 million primarily due to lower electric margins.

WPL - Earnings available for common stock decreased $1 million primarily due to reduced equity income resulting from the transfer of WPL’s investment in ATC, LLC to ATI on December 31, 2016, changes in electric fuel-related costs, net of recoveries in the first quarter of 2017 compared to the first quarter of 2016, and higher depreciation expense. These items were largely offset by the impact of WPL’s retail electric and gas base rate increases implemented January 1, 2017.

Additional details of Alliant Energy’s, IPL’s and WPL’s first quarter 2017 and 2016 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Management believes that electric margins provide a meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, purchased power and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in such expenses. These electric margins may not be comparable to how other entities define utility margin.

First Quarter 2017 vs. First Quarter 2016 Summary - Electric margins and MWh sales for the three months ended March 31 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$241.2	$241.3	—%	1,764	1,841	(4%)
Commercial	165.7	162.1	2%	1,585	1,596	(1%)
Industrial	177.7	175.1	1%	2,631	2,504	5%
Industrial - co-generation	17.3	17.5	(1%)	213	262	(19%)
Retail subtotal	601.9	596.0	1%	6,193	6,203	—%
Sales for resale:
Wholesale	63.4	62.0	2%	1,003	980	2%
Bulk power and other	1.0	1.3	(23%)	48	99	(52%)
Other	11.3	9.6	18%	26	25	4%
Total revenues/sales	677.6	668.9	1%	7,270	7,307	(1%)
Electric production fuel expense	84.3	99.0	(15%)
Purchased power expense	123.5	101.9	21%
Electric transmission service expense	124.7	127.9	(3%)
Electric margins (a)	$345.1	$340.1	1%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$123.3	$129.8	(5%)	915	970	(6%)
Commercial	99.5	98.3	1%	993	1,005	(1%)
Industrial	86.6	86.0	1%	1,432	1,354	6%
Industrial - co-generation	17.3	17.5	(1%)	213	262	(19%)
Retail subtotal	326.7	331.6	(1%)	3,553	3,591	(1%)
Sales for resale:
Wholesale	21.3	23.2	(8%)	334	340	(2%)
Bulk power and other	1.0	0.6	67%	16	8	100%
Other	7.2	6.2	16%	10	9	11%
Total revenues/sales	356.2	361.6	(1%)	3,913	3,948	(1%)
Electric production fuel expense	32.4	35.2	(8%)
Purchased power expense	77.1	64.2	20%
Electric transmission service expense	81.7	86.5	(6%)
Electric margins (a)	$165.0	$175.7	(6%)

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$117.9	$111.5	6%	849	871	(3%)
Commercial	66.2	63.8	4%	592	591	—%
Industrial	91.1	89.1	2%	1,199	1,150	4%
Retail subtotal	275.2	264.4	4%	2,640	2,612	1%
Sales for resale:
Wholesale	42.1	38.8	9%	669	640	5%
Bulk power and other	—	0.7	(100%)	32	91	(65%)
Other	4.1	3.4	21%	16	16	—%
Total revenues/sales	321.4	307.3	5%	3,357	3,359	—%
Electric production fuel expense	51.9	63.8	(19%)
Purchased power expense	46.4	37.7	23%
Electric transmission service expense	43.0	41.4	4%
Electric margins	$180.1	$164.4	10%

(a)
Includes $17 million and $15 million of electric tax benefit rider credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2017 and 2016, respectively. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Variances - Variances between periods in electric margins for the three months ended March 31, 2017 compared to the same period in 2016 were as follows (in millions):

	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail electric base rate increase (a)	$22	$—	$22
Changes in electric fuel-related costs, net of recoveries at WPL (Refer to “Electric Production Fuel and Purchased Power (Fuel-related) Expenses” below for details)	(8)	—	(8)
Lower retail electric sales due to one additional day in 2016 for leap year	(4)	(2)	(2)
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	(3)	(1)	(2)
Revenue requirement adjustment in 2016 related to certain tax benefits from tax accounting method changes at IPL	(3)	(3)	—
Lower revenues at IPL due to higher electric tax benefit rider credits on customers’ bills (Refer to Note 2 for details)	(2)	(2)	—
Other (Refer to “Sales Trends” below for details)	3	(3)	6
	$5	($11)	$16

(a)
In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. The increase was effective January 1, 2017 and extends through the end of 2018. WPL no longer has winter rates that are lower than summer rates. Thus, the quarter-over-quarter variances resulting from the retail electric base rate increase will be larger during the winter quarters, compared to the summer quarters.

Temperatures - HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD. HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2017	2016	Normal
HDD:
Cedar Rapids, Iowa (IPL)	2,919	3,069	3,451
Madison, Wisconsin (WPL)	3,130	3,258	3,539

The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2017	2016	Resulting Impact in 2017 Compared to 2016
First quarter (HDD)	13% warmer than normal	10% warmer than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating

Estimated decreases to electric margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	2017	2016	Change
IPL	($5)	($4)	($1)
WPL	(4)	(2)	(2)
Total Alliant Energy	($9)	($6)	($3)

Sales Trends - Alliant Energy’s retail sales volumes were unchanged for the three months ended March 31, 2017 compared to the same period in 2016. Increases in industrial sales from higher production and customer expansions during the first quarter of 2017 were offset by an extra day of retail sales during the first quarter of 2016 due to the leap year, the impact of lower residential and commercial sales due to the warmer temperatures during the first quarter of 2017 compared to the same period in 2016, and lower IPL co-generation customer sales due to customer outages.

Alliant Energy’s wholesale sales volumes increased 2% for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to higher sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Electric Production Fuel and Purchased Power (Fuel-related) Expenses - Alliant Energy’s electric production fuel expense decreased $15 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to lower dispatch of IPL’s and WPL’s natural gas-fired EGUs during the three months ended March 31, 2017 partially due to higher natural gas prices and an unplanned outage at Riverside in 2017. The decrease was also due to changes in the under-/over-collection of fuel-related expenses that were outside the approved bandwidth at WPL. These items were partially offset by changes in the under-/over-collection of fuel-related expenses at IPL.

Alliant Energy’s purchased power expense increased $22 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher prices for electricity purchased by IPL and WPL from MISO wholesale energy markets and increased volumes purchased resulting from lower dispatch of IPL’s and WPL’s natural gas-fired EGUs during the three-month period.

Due to IPL’s cost recovery mechanism for retail fuel-related expenses, these changes in fuel-related expenses resulted in comparable changes in electric revenues, and therefore did not have a significant impact on Alliant Energy’s and IPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increase (decrease) to electric margins from amounts within the bandwidth were approximately ($6) million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense decreased $3 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lower electric transmission service rates billed by ITC, ATC, LLC and MISO. These items were partially offset by changes at IPL in the under-/over-collection of electric transmission service expense through the transmission cost rider and changes in WPL’s costs deferred pursuant to escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates.

Refer to Note 2 for discussion of refunds received in 2017 from ITC and ATC, LLC resulting from MISO transmission owner return on equity complaints.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. These gas margins may not be comparable to how other entities define utility margin.

First Quarter 2017 vs. First Quarter 2016 Summary - Gas margins and Dth sales for the three months ended March 31 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$89.9	$88.1	2%	11,744	12,116	(3%)
Commercial	49.8	49.9	—%	7,844	8,084	(3%)
Industrial	4.8	5.0	(4%)	972	971	—%
Retail subtotal	144.5	143.0	1%	20,560	21,171	(3%)
Transportation/other	9.8	9.2	7%	19,108	22,235	(14%)
Total revenues/sales	154.3	152.2	1%	39,668	43,406	(9%)
Cost of gas sold	92.2	95.2	(3%)
Gas margins (a)	$62.1	$57.0	9%

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$47.9	$48.8	(2%)	6,234	6,616	(6%)
Commercial	25.8	27.1	(5%)	3,958	4,175	(5%)
Industrial	2.8	2.9	(3%)	600	552	9%
Retail subtotal	76.5	78.8	(3%)	10,792	11,343	(5%)
Transportation/other	6.6	5.4	22%	10,740	9,418	14%
Total revenues/sales	83.1	84.2	(1%)	21,532	20,761	4%
Cost of gas sold	47.8	52.4	(9%)
Gas margins (a)	$35.3	$31.8	11%

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$42.0	$39.3	7%	5,510	5,500	—%
Commercial	24.0	22.8	5%	3,886	3,909	(1%)
Industrial	2.0	2.1	(5%)	372	419	(11%)
Retail subtotal	68.0	64.2	6%	9,768	9,828	(1%)
Transportation/other	3.2	3.8	(16%)	8,368	12,817	(35%)
Total revenues/sales	71.2	68.0	5%	18,136	22,645	(20%)
Cost of gas sold	44.4	42.8	4%
Gas margins	$26.8	$25.2	6%

(a)
Includes $2 million and $3 million of gas tax benefit rider credits on IPL’s Iowa retail gas customers’ bills for the first quarters of 2017 and 2016, respectively. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Variances - Variances between periods in gas margins for the three months ended March 31, 2017 compared to the same period in 2016 were as follows (in millions):

	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail gas base rate increase (a)	$2	$—	$2
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (b)	2	2	—
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	(2)	(1)	(1)
Other	3	3	1
	$5	$4	$2

(a)
In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail gas base rates of $9 million, or approximately 13%. The increase is effective January 1, 2017 and extends through the end of 2018.

(b)	Changes in gas energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated decreases to gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	2017	2016	Change
IPL	($3)	($2)	($1)
WPL	(2)	(1)	(1)
Total Alliant Energy	($5)	($3)	($2)

Refer to “Utility Electric Margins” for HDD data details.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three months ended March 31, 2017 compared to the same period in 2016 were as follows (in millions):

	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$7	$—	$7
Higher bad debt expense	7	4	3
Other	(6)	(1)	(5)
	$8	$3	$5

(a)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in energy efficiency cost recovery amortizations for 2017 and 2018.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three months ended March 31, 2017 compared to the same period in 2016 were as follows (in millions):

	Alliant Energy	IPL	WPL
Higher depreciation expense at WPL due to updated depreciation rates effective January 2017 approved by the PSCW and FERC	$3	$—	$3
Higher depreciation expense for WPL’s Edgewater Unit 5 scrubber and baghouse placed in service in 2016	2	—	2
Other	—	1	—
	$5	$1	$5

Interest Expense - Alliant Energy’s and IPL’s interest expense increased $4 million and $3 million for the three months ended March 31, 2017 compared to the same period in 2016, respectively, primarily due to higher interest expense from the issuance of IPL’s $300 million, 3.7% senior debentures in September 2016.

Equity Income from Unconsolidated Investments, Net - WPL’s equity income from unconsolidated investments decreased $11 million for the three-month period due to the transfer of WPL’s investment in ATC, LLC to ATI on December 31, 2016.

AFUDC - Variances between periods in AFUDC for the three months ended March 31, 2017 compared to the same period in 2016 were as follows (in millions):

	Alliant Energy	IPL	WPL
Marshalltown (IPL)	$2	$2	$—
Riverside expansion (WPL)	1	—	1
Other	1	2	(1)
	$4	$4	$—

Income Taxes - Refer to Note 8 for details of effective income tax rates from continuing operations.

STRATEGIC OVERVIEW

The strategic overview summary included in the 2016 Form 10-K has not changed materially, except as described below.

Generation Plans -
Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - Refer to Note 3 for discussion of IPL’s construction of Marshalltown, which was completed in April 2017. Final capital expenditures are currently estimated to be approximately $645 million to construct the EGU and a pipeline to supply natural gas to the EGU, excluding transmission network upgrades and AFUDC.

Wind Generation - The strategic plan includes the planned and potential expansion of wind generation as follows:

Wind Generation (a)	Regulatory Application Filing Status
IPL - up to 500 MW	Approved by the IUB
IPL - up to 400 MW (b)	Plan to file with the IUB in 2017
WPL - up to 200 MW (b)	Plan to file with the PSCW in 2017

(a)
IPL and WPL believe their respective planned and potential expansion of wind generation qualifies for the full level of production tax credits as a result of progress payments in 2016 for wind turbines.

(b)
Current estimated capital expenditures assume 200 MW of wind generation for each of IPL and WPL as they work to secure additional siting capacity and assess the economic benefits of these projects for their customers.

Refer to Note 3 for discussion of the transfer of the Franklin County wind farm assets from AEF to IPL in April 2017 pursuant to a February 2017 FERC order.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows but not significant users of capital. The non-regulated strategic plan continues to evolve through exploration of renewable investment opportunities within and outside of Alliant Energy’s service territories.

RATE MATTERS

The rate matters summary included in the 2016 Form 10-K has not changed materially, except as described below.

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. The interim rate increase does not require a regulatory review, however, it will be subject to refund pending determination of final rates. Tax benefit rider credits and MISO transmission owner return on equity refunds are expected to reduce the effect of the rate increase on customer bills in 2017 and 2018. IPL requested a decision from the IUB in 2017 with final rates effective in the first quarter of 2018. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

The requested interim and final rate increases were calculated based on the following (Return on Common Equity (ROE)):

	Interim Rates	Final Rates
Regulatory capital structure:
Common equity	49.1%	49.1%
Long-term debt	46.3%	46.7%
Preferred equity	4.6%	4.2%
After-tax weighted average cost of capital:
Marshalltown (ROE - 11.0%)	8.1%	8.0%
Emery (ROE - 12.23%)	8.7%	8.6%
Whispering Willow - East (ROE - 11.7%)	8.4%	8.3%
Other (ROE - 9.6% for interim rates and 10.3% for final rates) (a)	7.4%	7.7%
Retail electric rate base (b)	$3.8 billion	$4.1 billion

(a)	Other ROE for interim rates reflects the application of double leverage. Prior to application of double leverage, Other ROE for interim rates was 10.0%.

(b)
The retail electric rate base for interim rates includes post-test year capital additions placed in service prior to the rate filing in April 2017, including Marshalltown and the Franklin County wind farm. The proposed retail electric rate base for final rates also includes deferred tax assets for production tax credits for Whispering Willow-East and post-test year capital additions expected to be placed in service by September 30, 2017.

In addition to capital investments, the final proposed rate increase includes increased depreciation expense resulting from an updated depreciation study, recovery of asset retirement obligation expenditures since the last retail electric rate filing in 2010, recovery of the remaining net book value of Sutherland Units 1 and 3, which are currently expected to be retired in 2017, recovery of forward contract costs for SO2 emission allowances, continuation of the electric transmission cost rider, and no double leverage applied to the weighted average cost of capital for final rates.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2016 and 2017 Test Years.

ENVIRONMENTAL MATTERS

The environmental matters summary included in the 2016 Form 10-K has not changed materially.

LEGISLATIVE MATTERS

The legislative matters summary included in the 2016 Form 10-K has not changed materially.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources matters summary included in the 2016 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2017, Alliant Energy had $8 million of cash and cash equivalents, $697 million ($97 million at the parent company, $291 million at IPL and $309 million at WPL) of available capacity under the revolving credit facilities and $42 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2017 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Cash and cash equivalents, January 1	$8.2	$5.8	$3.3	$4.5	$4.2	$0.4
Cash flows from (used for):
Operating activities	333.7	228.3	176.3	116.4	145.6	123.6
Investing activities	(303.6)	(220.0)	(136.3)	(123.2)	(149.3)	(91.4)
Financing activities	(29.9)	(9.3)	(39.2)	5.3	1.6	(31.3)
Net increase (decrease)	0.2	(1.0)	0.8	(1.5)	(2.1)	0.9
Cash and cash equivalents, March 31	$8.4	$4.8	$4.1	$3.0	$2.1	$1.3

Operating Activities -
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016 - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Refunds received from ITC and ATC, LLC in 2017 (Refer to Note 2 for details)	$51	$40	$11
Higher collections at WPL due to new retail electric and gas base rates in 2017	24	—	24
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	(22)	(22)	—
Timing of WPL’s fuel-related cost recoveries from customers	(15)	—	(15)
Other (primarily due to higher collections of receivables at IPL in 2017 and other changes in working capital)	67	42	2
	$105	$60	$22

Investing Activities -
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016 - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction expenditures (largely due to higher expenditures for IPL’s and WPL’s electric and gas distribution systems and WPL’s Riverside expansion, partially offset by lower expenditures for IPL’s Marshalltown facility)	($56)	$8	($56)
Proceeds from the liquidation of company-owned life insurance policies in 2016	(26)	(18)	—
Other	(2)	(3)	(2)
	($84)	($13)	($58)

Financing Activities -
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016 - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Changes in outstanding checks that have not yet cleared the bank	($17)	($13)	$—
Net changes in the amount of commercial paper outstanding	5	9	33
Capital contributions from IPL’s parent company, Alliant Energy, in 2016	—	(40)	—
Other (includes higher dividend payments in 2017)	(9)	(1)	—
	($21)	($45)	$33

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2016 Form 10-K and has not changed materially from the items reported in the 2016 Form 10-K, except as described below. Refer to Note 4 for information regarding IPL’s sales of accounts receivable program. Refer to Note 12(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s and IPL’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2016 Form 10-K and has not changed materially from the items reported in the 2016 Form 10-K, except for the items described in Notes 12(a) and 12(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - The market risks summary included in the 2016 Form 10-K has not changed materially, except as described below.

Commodity Price - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2016 and 2017 Test Years.

New Accounting Standards - Refer to Note 1(b) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2016 Form 10-K has not changed materially, except as described below.

Contingencies - In the first quarter of 2017, all warranty periods and performance guarantees expired, and all outstanding warranty claims were resolved, related to Alliant Energy’s past divestiture of RMT. Refer to Note 12(d) for further discussion.

Long-Lived Assets -
Non-regulated Operations -
Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm assets from AEF to IPL in April 2017 pursuant to a February 2017 FERC order.

Other Future Considerations - The summary of other future considerations included in the 2016 Form 10-K has not changed materially, except as described below, and as discussed earlier in MDA and the Notes in Item 1.

MISO Transmission Owner Return on Equity Complaints - Refer to Note 2 for discussion of refunds that Alliant Energy, IPL and WPL received in the first quarter of 2017 related to a complaint previously filed by a group of MISO cooperative and municipal utilities requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC, LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2017.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2016 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2017 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	2,444	$37.58	—	N/A
February 1 through February 28	49,866	38.99	—	N/A
March 1 through March 31	2,067	38.74	—	N/A
	54,377	38.92	—

(a)
Includes 2,444, 4,019, and 2,067 shares of Alliant Energy common stock for January 1 through January 31, February 1 through February 28 and March 1 through March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date. Also includes 45,847 shares of Alliant Energy common stock for February 1 through February 28 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity-based compensation plans.

Refer to Note 6 for discussion of IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company, Alliant Energy.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2017.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Benjamin M. Bilitz	Chief Accounting Officer and Controller
Benjamin M. Bilitz	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Benjamin M. Bilitz	Chief Accounting Officer and Controller
Benjamin M. Bilitz	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Benjamin M. Bilitz	Chief Accounting Officer and Controller
Benjamin M. Bilitz	(Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

EXHIBIT INDEX

The following Exhibits are filed herewith.

Exhibit Number	Description
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
31.1	Certification of the Chairman, President and Chief Executive Officer for Alliant Energy
31.2	Certification of the Vice President, Chief Financial Officer and Treasurer for Alliant Energy
31.3	Certification of the Chairman and Chief Executive Officer for IPL
31.4	Certification of the Vice President, Chief Financial Officer and Treasurer for IPL
31.5	Certification of the Chairman and Chief Executive Officer for WPL
31.6	Certification of the Vice President, Chief Financial Officer and Treasurer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

