Form 10-Q
period 2017-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2017-08-04
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of June 30, 2017:

Alliant Energy Corporation	Common stock, $0.01 par value, 231,062,417 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2016 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2016	ITC	ITC Midwest LLC
AEF	Alliant Energy Finance, LLC	IUB	Iowa Utilities Board
AFUDC	Allowance for funds used during construction	Marshalltown	Marshalltown Generating Station
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company	MISO	Midcontinent Independent System Operator, Inc.
ATI	AE Transco Investments, LLC	MW	Megawatt
CDD	Cooling degree days	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	NOx	Nitrogen oxide
EPA	U.S. Environmental Protection Agency	OPEB	Other postretirement benefits
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	RMT	RMT, Inc.
FTR	Financial transmission right	SCR	Selective catalytic reduction
Fuel-related	Electric production fuel and purchased power	SO2	Sulfur dioxide
GAAP	U.S. generally accepted accounting principles	U.S.	United States of America
HDD	Heating degree days	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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

1

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal;

•	changes in the price of delivered natural gas, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC LLC’s authorized return on equity;

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

•	risks associated with non-regulated renewable investments;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$680.9	$675.9	$1,358.5	$1,344.8
Gas utility	62.6	57.0	216.9	209.2
Other utility	11.5	12.4	23.2	25.6
Non-regulated	10.3	9.3	20.6	18.8
Total operating revenues	765.3	754.6	1,619.2	1,598.4
Operating expenses:
Electric production fuel and purchased power	184.3	199.5	392.1	400.4
Electric transmission service	117.6	130.3	242.3	258.2
Cost of gas sold	28.3	24.6	120.5	119.8
Other operation and maintenance	145.1	144.5	298.0	289.6
Depreciation and amortization	115.0	102.1	222.0	204.6
Taxes other than income taxes	25.7	25.0	52.1	51.3
Total operating expenses	616.0	626.0	1,327.0	1,323.9
Operating income	149.3	128.6	292.2	274.5
Interest expense and other:
Interest expense	52.8	48.0	105.1	96.0
Equity income from unconsolidated investments, net	(11.3)	(9.1)	(22.8)	(19.6)
Allowance for funds used during construction	(10.1)	(15.3)	(27.1)	(28.5)
Interest income and other	(0.1)	—	(0.2)	(0.2)
Total interest expense and other	31.3	23.6	55.0	47.7
Income from continuing operations before income taxes	118.0	105.0	237.2	226.8
Income taxes	21.2	18.1	38.8	39.7
Income from continuing operations, net of tax	96.8	86.9	198.4	187.1
Income (loss) from discontinued operations, net of tax	—	(0.5)	1.4	(1.6)
Net income	96.8	86.4	199.8	185.5
Preferred dividend requirements of Interstate Power and Light Company	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$94.3	$83.9	$194.7	$180.4
Weighted average number of common shares outstanding (basic and diluted)	229.0	227.0	228.3	226.9
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.41	$0.37	$0.85	$0.80
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$94.3	$84.4	$193.3	$182.0
Income (loss) from discontinued operations, net of tax	—	(0.5)	1.4	(1.6)
Net income	$94.3	$83.9	$194.7	$180.4
Dividends declared per common share	$0.315	$0.29375	$0.63	$0.5875

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$8.2
Accounts receivable, less allowance for doubtful accounts	424.9	493.3
Production fuel, at weighted average cost	84.7	98.1
Gas stored underground, at weighted average cost	22.2	37.6
Materials and supplies, at weighted average cost	94.7	86.6
Regulatory assets	68.5	57.8
Other	112.4	95.5
Total current assets	814.7	877.1
Property, plant and equipment, net	10,608.1	10,279.2
Investments:
ATC Investment	335.2	317.6
Other	19.3	20.0
Total investments	354.5	337.6
Other assets:
Regulatory assets	1,947.5	1,857.3
Deferred charges and other	18.6	22.6
Total other assets	1,966.1	1,879.9
Total assets	$13,743.4	$13,373.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5.2	$4.6
Commercial paper	368.6	244.1
Accounts payable	381.1	445.3
Regulatory liabilities	187.6	186.2
Other	265.7	281.8
Total current liabilities	1,208.2	1,162.0
Long-term debt, net (excluding current portion)	4,354.3	4,315.6
Other liabilities:
Deferred tax liabilities	2,681.3	2,570.2
Regulatory liabilities	478.2	494.8
Pension and other benefit obligations	482.7	489.9
Other	288.3	279.3
Total other liabilities	3,930.5	3,834.2
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 231,062,417 and 227,673,654 shares outstanding	2.3	2.3
Additional paid-in capital	1,830.4	1,693.1
Retained earnings	2,228.6	2,177.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 450,173 and 441,695 shares at a weighted average cost of $23.25 and $22.71 per share	(10.5)	(10.0)
Total Alliant Energy Corporation common equity	4,050.4	3,862.0
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,250.4	4,062.0
Total liabilities and equity	$13,743.4	$13,373.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$199.8	$185.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	222.0	204.6
Deferred tax expense and tax credits	49.7	46.1
Other	(10.5)	(28.8)
Other changes in assets and liabilities:
Accounts receivable	47.7	(59.5)
Sales of accounts receivable	22.0	133.0
Regulatory assets	(66.7)	34.7
Regulatory liabilities	(19.0)	(29.2)
Deferred income taxes	60.9	46.2
Derivative liabilities	16.8	(27.5)
Other	(20.7)	4.9
Net cash flows from operating activities	502.0	510.0
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(579.3)	(491.0)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(28.2)	(28.9)
Other	(18.9)	19.1
Net cash flows used for investing activities	(626.4)	(500.8)
Cash flows from (used for) financing activities:
Common stock dividends	(143.1)	(133.2)
Proceeds from issuance of common stock, net	137.3	13.8
Net change in commercial paper	164.5	127.8
Other	(35.2)	(16.9)
Net cash flows from (used for) financing activities	123.5	(8.5)
Net increase (decrease) in cash and cash equivalents	(0.9)	0.7
Cash and cash equivalents at beginning of period	8.2	5.8
Cash and cash equivalents at end of period	$7.3	$6.5
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($105.0)	($95.8)
Income taxes, net	($11.4)	($4.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$124.3	$122.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues:
Electric utility	$372.4	$364.4	$728.6	$726.0
Gas utility	36.7	34.5	119.8	118.7
Steam and other	11.1	12.1	22.3	25.0
Total operating revenues	420.2	411.0	870.7	869.7
Operating expenses:
Electric production fuel and purchased power	98.0	100.4	207.5	199.8
Electric transmission service	75.1	88.3	156.8	174.8
Cost of gas sold	16.9	15.9	64.7	68.3
Other operation and maintenance	89.4	93.0	184.3	185.0
Depreciation and amortization	61.2	52.4	114.8	105.1
Taxes other than income taxes	13.3	13.0	26.7	26.7
Total operating expenses	353.9	363.0	754.8	759.7
Operating income	66.3	48.0	115.9	110.0
Interest expense and other:
Interest expense	27.9	25.0	55.6	49.9
Allowance for funds used during construction	(6.1)	(12.1)	(20.4)	(22.4)
Interest income and other	(0.2)	(0.1)	(0.1)	(0.1)
Total interest expense and other	21.6	12.8	35.1	27.4
Income before income taxes	44.7	35.2	80.8	82.6
Income tax expense (benefit)	(0.6)	0.8	(4.3)	—
Net income	45.3	34.4	85.1	82.6
Preferred dividend requirements	2.5	2.5	5.1	5.1
Earnings available for common stock	$42.8	$31.9	$80.0	$77.5
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.0	$3.3
Accounts receivable, less allowance for doubtful accounts	194.7	240.7
Production fuel, at weighted average cost	59.8	70.3
Gas stored underground, at weighted average cost	8.2	16.3
Materials and supplies, at weighted average cost	51.8	46.5
Regulatory assets	24.4	17.7
Other	36.9	27.7
Total current assets	379.8	422.5
Property, plant and equipment, net	5,586.5	5,435.6
Other assets:
Regulatory assets	1,532.2	1,441.1
Deferred charges and other	8.6	5.5
Total other assets	1,540.8	1,446.6
Total assets	$7,507.1	$7,304.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$163.8	$186.3
Regulatory liabilities	132.4	149.6
Other	194.7	185.9
Total current liabilities	490.9	521.8
Long-term debt, net	2,194.5	2,153.5
Other liabilities:
Deferred tax liabilities	1,586.9	1,511.8
Regulatory liabilities	283.3	281.2
Pension and other benefit obligations	171.9	173.2
Other	228.6	214.2
Total other liabilities	2,270.7	2,180.4
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,697.8	1,597.8
Retained earnings	619.8	617.8
Total Interstate Power and Light Company common equity	2,351.0	2,249.0
Cumulative preferred stock	200.0	200.0
Total equity	2,551.0	2,449.0
Total liabilities and equity	$7,507.1	$7,304.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$85.1	$82.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	114.8	105.1
Other	8.7	3.4
Other changes in assets and liabilities:
Accounts receivable	27.2	(32.7)
Sales of accounts receivable	22.0	133.0
Regulatory assets	(47.5)	(2.8)
Regulatory liabilities	(18.7)	(30.2)
Accrued taxes	12.2	(14.5)
Deferred income taxes	54.2	44.0
Other	10.0	(16.1)
Net cash flows from operating activities	268.0	271.8
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(290.2)	(298.4)
Other	(15.7)	6.9
Net cash flows used for investing activities	(305.9)	(291.5)
Cash flows from financing activities:
Common stock dividends	(78.0)	(76.1)
Capital contributions from parent	100.0	40.0
Net change in commercial paper	40.0	67.0
Other	(23.4)	(13.3)
Net cash flows from financing activities	38.6	17.6
Net increase (decrease) in cash and cash equivalents	0.7	(2.1)
Cash and cash equivalents at beginning of period	3.3	4.5
Cash and cash equivalents at end of period	$4.0	$2.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($55.7)	($49.8)
Income taxes, net	$11.9	($12.9)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$43.2	$52.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues:
Electric utility	$308.5	$311.5	$629.9	$618.8
Gas utility	25.9	22.5	97.1	90.5
Other	0.4	0.3	0.9	0.6
Total operating revenues	334.8	334.3	727.9	709.9
Operating expenses:
Electric production fuel and purchased power	86.3	99.1	184.6	200.6
Electric transmission service	42.5	42.0	85.5	83.4
Cost of gas sold	11.4	8.7	55.8	51.5
Other operation and maintenance	56.6	50.9	113.6	103.0
Depreciation and amortization	52.8	47.4	105.2	94.8
Taxes other than income taxes	11.5	11.2	23.5	22.8
Total operating expenses	261.1	259.3	568.2	556.1
Operating income	73.7	75.0	159.7	153.8
Interest expense and other:
Interest expense	23.1	22.9	46.0	45.8
Equity income from unconsolidated investments	(0.2)	(9.0)	(0.2)	(19.7)
Allowance for funds used during construction	(4.0)	(3.2)	(6.7)	(6.1)
Interest income and other	—	(0.2)	(0.1)	(0.3)
Total interest expense and other	18.9	10.5	39.0	19.7
Income before income taxes	54.8	64.5	120.7	134.1
Income taxes	16.7	20.8	37.1	43.4
Net income	38.1	43.7	83.6	90.7
Net income attributable to noncontrolling interest	—	0.5	—	1.0
Earnings available for common stock	$38.1	$43.2	$83.6	$89.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.8	$4.2
Accounts receivable, less allowance for doubtful accounts	193.1	226.3
Production fuel, at weighted average cost	24.9	27.8
Gas stored underground, at weighted average cost	14.0	21.3
Materials and supplies, at weighted average cost	39.6	36.3
Regulatory assets	44.1	40.1
Other	63.8	60.5
Total current assets	382.3	416.5
Property, plant and equipment, net	4,635.0	4,426.7
Other assets:
Regulatory assets	415.3	416.2
Deferred charges and other	23.5	30.9
Total other assets	438.8	447.1
Total assets	$5,456.1	$5,290.3

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$212.5	$52.3
Accounts payable	150.7	192.9
Regulatory liabilities	55.2	36.6
Other	112.6	112.9
Total current liabilities	531.0	394.7
Long-term debt, net	1,535.9	1,535.2
Other liabilities:
Deferred tax liabilities	1,000.0	971.6
Regulatory liabilities	194.9	213.6
Capital lease obligations - Sheboygan Falls Energy Facility	73.8	77.2
Pension and other benefit obligations	205.3	207.8
Other	163.8	159.4
Total other liabilities	1,637.8	1,629.6
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,019.0	1,019.0
Retained earnings	666.2	645.6
Total Wisconsin Power and Light Company common equity	1,751.4	1,730.8
Total liabilities and equity	$5,456.1	$5,290.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$83.6	$90.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	105.2	94.8
Deferred tax expense and tax credits	25.2	42.0
Other	4.0	(15.7)
Other changes in assets and liabilities:
Accounts receivable	32.2	(5.2)
Regulatory assets	(19.2)	37.5
Derivative liabilities	8.8	(13.9)
Other	(9.9)	21.2
Net cash flows from operating activities	229.9	251.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(307.0)	(192.6)
Other	(15.4)	(13.0)
Net cash flows used for investing activities	(322.4)	(205.6)
Cash flows from (used for) financing activities:
Common stock dividends	(63.0)	(67.5)
Net change in commercial paper	160.2	25.9
Other	(6.1)	(1.5)
Net cash flows from (used for) financing activities	91.1	(43.1)
Net increase (decrease) in cash and cash equivalents	(1.4)	2.7
Cash and cash equivalents at beginning of period	4.2	0.4
Cash and cash equivalents at end of period	$2.8	$3.1
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($45.9)	($45.7)
Income taxes, net	($19.3)	$3.0
Significant non-cash investing and financing activities:
Accrued capital expenditures	$76.6	$62.7

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT in 2013, which have resulted in operating expenses and income subsequent to the sale.

NOTE 1(b) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018 and currently expect to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to the opening retained earnings balance on January 1, 2018, as if the standard had always been in effect. Alliant Energy, IPL and WPL do not currently anticipate a significant change in revenue recognition for retail electric and gas sales, which represent the majority of Alliant Energy’s, IPL’s and WPL’s revenues. Alliant Energy, IPL and WPL continue to evaluate additional impacts of this standard on their financial condition, results of operations and disclosures.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. In addition, only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment, when applicable. IPL and WPL, as rate-regulated entities, currently expect to capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018. Upon adoption, the standard must be applied retrospectively for the presentation requirements and prospectively for the capitalization requirements. Alliant Energy, IPL and WPL continue to evaluate additional impacts of this standard on their financial condition and results of operations.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Tax-related	$1,100.7	$1,055.6	$1,063.3	$1,022.4	$37.4	$33.2
Pension and OPEB costs	558.3	578.7	284.2	294.0	274.1	284.7
Asset retirement obligations	108.7	105.9	72.5	64.3	36.2	41.6
EGUs retired early	78.2	41.4	40.3	—	37.9	41.4
Derivatives	47.9	30.7	18.1	10.0	29.8	20.7
Emission allowances	25.9	26.2	25.9	26.2	—	—
Other	96.3	76.6	52.3	41.9	44.0	34.7
	$2,016.0	$1,915.1	$1,556.6	$1,458.8	$459.4	$456.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost of removal obligations	$415.3	$411.6	$273.0	$269.4	$142.3	$142.2
Electric transmission cost recovery	118.5	72.0	61.7	35.7	56.8	36.3
IPL’s tax benefit riders	47.2	83.5	47.2	83.5	—	—
Commodity cost recovery	27.5	30.8	15.9	17.8	11.6	13.0
Energy efficiency cost recovery	19.6	20.5	—	—	19.6	20.5
Derivatives	11.4	31.5	7.1	12.1	4.3	19.4
Other	26.3	31.1	10.8	12.3	15.5	18.8
	$665.8	$681.0	$415.7	$430.8	$250.1	$250.2

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the six months ended June 30, 2017, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Electric generating units retired early - In June 2017, IPL retired Sutherland Units 1 and 3 and reclassified the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. IPL is currently earning a return on the remaining net book value of these EGUs, as well as recovering the remaining net book value of these EGUs from both its retail and wholesale customers. IPL has requested continued recovery of the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period from the IUB and FERC, with decisions currently expected in 2018 and 2017, respectively.

Derivatives - Refer to Note 11 for discussion of derivative assets and derivative liabilities.

Electric transmission cost recovery - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In the first half of 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. IPL and WPL each recorded the retail portion of the refunds to a regulatory liability. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC is currently being refunded to its retail customers in 2017, beginning May 2017. WPL’s retail portion of the refund from ATC LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. IPL’s and WPL’s wholesale customers received their share of the refunds through normal monthly billing practices in the first quarter of 2017.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures and cost of removal expenditures. For the six months ended June 30, 2017, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $36 million as follows (in millions):

Electric tax benefit rider credits	$33
Gas tax benefit rider credits	3
$36

Utility Rate Reviews -
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017, without regulatory review, and will be subject to refund pending determination of final rates. Tax benefit rider credits and MISO transmission owner return on equity refunds are expected to reduce the effect of the rate increase on customer bills in 2017 and 2018. IPL currently expects to implement final rates by the first quarter of 2018. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed. For both the three and six months ended June 30, 2017, Alliant Energy and IPL recorded increases in electric margins of $20 million in conjunction with the interim retail electric base rate increase.

WPL’s Retail Electric and Gas Rate Review (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas base rates of $9 million, or approximately 13%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. These increases were effective January 1, 2017 and extend through the end of 2018. For the three and six months ended June 30, 2017, Alliant Energy and WPL recorded increases in electric margins of $16 million and $38 million, and increases in gas margins of $2 million and $4 million, respectively, in conjunction with the base rate increases authorized in the PSCW’s December 2016 order.

WPL’s Retail Fuel-related Rate Filing (2018 Test Year) - In July 2017, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $6 million, or approximately 1%, in 2018. The increase primarily reflects a change in expected fuel-related costs in 2018. Any rate changes granted from this request are expected to be effective January 1, 2018.

WPL’s Retail Fuel-related Rate Filing (2017 Test Year) - In March 2017, WPL filed an application with the PSCW for a mid-year fuel-related cost adjustment for 2017. Fuel-related costs for 2017 are currently expected to exceed the approved 2017 fuel-related cost plan by more than the 2% annual bandwidth and result in a deferral of under-collected fuel-related costs of $12 million for 2017. WPL’s application proposes to offset any deferral of projected under-collection of fuel-related costs from 2017 against the balance owed to customers for over-collected fuel-related costs for 2016 discussed below, and any remaining net balance at the end of 2017 would then be returned to, or collected from, customers in a future rate proceeding. Under WPL’s proposal, customer rates would not change during 2017 for the mid-year fuel-related cost adjustment. As of June 30, 2017, fuel-related costs for 2017 outside of the approved bandwidth were $8 million and are included in “Other” in Alliant Energy’s and WPL’s regulatory assets table above.

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - Pursuant to a 2015 PSCW order, WPL’s 2016 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. As of June 30, 2017, fuel-related costs for 2016 outside of the approved bandwidth were $9 million and are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Projects -
IPL’s Marshalltown Generating Station - IPL’s construction of Marshalltown, an approximate 660 MW natural gas-fired combined-cycle EGU, was completed and the EGU was placed into service in April 2017. As of June 30, 2017, Alliant Energy and IPL recorded total project costs of $640 million and AFUDC of $81 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by early 2020. As of June 30, 2017, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $185 million and AFUDC of $5 million for West Riverside in “Property, plant and equipment, net” on their balance sheets. These capital expenditures do not yet reflect any potential impacts from the intent to exercise purchase options by certain WPL electric cooperatives for a partial ownership interest in West Riverside.

Wind Generation -
Franklin County Wind Farm Transfer - In April 2017, the Franklin County wind farm was transferred from AEF to IPL as approved by a February 2017 FERC order. IPL’s purchase price, including certain transaction-related costs, was $32 million. As of the closing date, the estimated fair values of the assets purchased and liabilities assumed by IPL were as follows (in millions):

Electric plant in service	$40
Current assets	2
Total assets acquired	42
Other liabilities	10
Net assets acquired	$32

The final amount to be recovered for IPL’s electric rate-making purposes will be determined by the IUB as part of IPL’s Iowa retail electric base rate review for the 2016 Test Year, which was filed in April 2017.

Retirement of IPL’s Sutherland Units 1 and 3 - In June 2017, IPL retired Sutherland Units 1 and 3 and reclassified the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. Refer to Note 2 for further discussion.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2017, IPL had $36.9 million of available capacity under its sales of accounts receivable program. For the three and six months ended June 30, 2017 and 2016, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2017	2016	2017	2016
Maximum outstanding aggregate cash proceeds	$97.0	$150.0	$97.0	$150.0
Average outstanding aggregate cash proceeds	71.1	122.7	54.8	80.9

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2017	December 31, 2016
Customer accounts receivable	$135.2	$157.6
Unbilled utility revenues	93.4	90.4
Other receivables	0.4	0.1
Receivables sold to third party	229.0	248.1
Less: cash proceeds (a)	43.0	21.0
Deferred proceeds	186.0	227.1
Less: allowance for doubtful accounts	16.0	16.0
Fair value of deferred proceeds	$170.0	$211.1

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of June 30, 2017, outstanding receivables past due under the Receivables Agreement were $53.1 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2017	2016	2017	2016
Collections reinvested in receivables	$434.1	$422.2	$935.3	$862.4
Write-off losses (recoveries), net	2.3	(0.7)	6.9	(0.3)

In connection with the implementation of IPL’s new customer billing and information system in 2016, IPL postponed the write-off of customer bills for a portion of 2016, resulting in lower write-offs for the three and six months ended June 30, 2016.

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016
ATC Investment	($11.1)	($8.8)	($22.6)	($19.5)	$—	($8.8)	$—	($19.5)
Other	(0.2)	(0.3)	(0.2)	(0.1)	(0.2)	(0.2)	(0.2)	(0.2)
	($11.3)	($9.1)	($22.8)	($19.6)	($0.2)	($9.0)	($0.2)	($19.7)

ATC Investment - On December 31, 2016, pursuant to a June 2016 PSCW order, WPL Transco, LLC was liquidated and WPL transferred its investment in ATC LLC to ATI. As a result, WPL no longer records equity income from its prior investment in ATC LLC. There were no impacts of this transfer to Alliant Energy’s consolidated financial statements. As of December 31, 2016, ATI owns Alliant Energy’s entire investment in ATC.

Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma, which started commercial operations in December 2016. The wind farm provides electricity to a third-party under a long-term purchased power agreement. The expected increase in assets from this acquisition is approximately $98 million, subject to working capital adjustments. Alliant Energy will not maintain or operate the wind farm, and provided a parent guarantee of its subsidiary’s indemnification obligations under the operating agreement and purchased power agreement. Alliant Energy will account for this non-regulated investment under the equity method of accounting. In conjunction with the acquisition, in July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor).

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the six months ended June 30, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2017	227,673,654
At-the-market offering program	3,074,931
Shareowner Direct Plan issuances	354,494
Equity-based compensation plans (Note 9(b))	5,185
Other	(45,847)
Shares outstanding, June 30, 2017	231,062,417

At-the-Market Offering Program - In May 2017, Alliant Energy filed a prospectus supplement under which it may sell up to $125 million of its common stock through an at-the-market offering program. As of June 30, 2017, Alliant Energy issued 3,074,931 shares of common stock through this program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through this at-the-market offering program.

Dividend Restrictions - As of June 30, 2017, IPL’s amount of retained earnings that were free of dividend restrictions was $620 million. As of June 30, 2017, WPL’s amount of retained earnings that were free of dividend restrictions was $63 million for the remainder of 2017.

Restricted Net Assets of Subsidiaries - As of June 30, 2017, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.7 billion and $1.7 billion, respectively.

Comprehensive Income - For the three and six months ended June 30, 2017 and 2016, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2017 and 2016, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Note 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

June 30, 2017	Alliant Energy	IPL	WPL
Commercial paper outstanding	$368.6	$—	$212.5
Commercial paper weighted average interest rates	1.3%	N/A	1.1%
Available credit facility capacity (a)	$591.4	$260.0	$187.5

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2017	2016	2017	2016	2017	2016
Maximum amount outstanding (based on daily outstanding balances)	$397.6	$229.9	$14.6	$1.7	$212.5	$62.9
Average amount outstanding (based on daily outstanding balances)	$307.8	$213.0	$1.0	$—	$134.9	$37.4
Weighted average interest rates	1.1%	0.6%	1.2%	0.6%	1.0%	0.4%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$397.6	$242.6	$14.6	$1.7	$212.5	$62.9
Average amount outstanding (based on daily outstanding balances)	$292.3	$206.0	$0.6	$—	$107.2	$31.6
Weighted average interest rates	1.0%	0.6%	1.2%	0.6%	0.9%	0.4%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2017.

In July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor) related to the acquisition of a non-regulated wind farm located in Oklahoma. Refer to Note 5(a) for further discussion.

NOTE 7(b) Long-term Debt - As of June 30, 2017, $40.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2017, this commercial paper balance had a 1.4% interest rate.

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2017	2016	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Effect of rate-making on property-related differences	(9.0)	(4.9)	(18.0)	(8.8)	(1.9)	(1.0)
IPL’s tax benefit riders	(7.8)	(7.9)	(18.6)	(16.6)	—	—
Production tax credits	(5.9)	(5.7)	(6.2)	(5.3)	(7.1)	(6.3)
Other items, net	5.7	0.7	6.5	(2.0)	4.5	4.5
Overall income tax rate	18.0%	17.2%	(1.3%)	2.3%	30.5%	32.2%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2017	2016	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Effect of rate-making on property-related differences	(8.0)	(5.9)	(18.0)	(12.5)	(1.8)	(0.9)
IPL’s tax benefit riders	(7.8)	(8.4)	(19.0)	(19.0)	—	—
Production tax credits	(5.9)	(6.0)	(6.4)	(6.1)	(7.0)	(6.4)
Other items, net	3.1	2.8	3.1	2.6	4.5	4.7
Overall income tax rate	16.4%	17.5%	(5.3%)	—%	30.7%	32.4%

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2017, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $111.1 million, $75.1 million and $28.4 million, respectively. These increases were primarily due to property-related differences recorded during the six months ended June 30, 2017. Alliant Energy’s and IPL’s increases were partially offset by the generation of federal net operating losses recorded during the six months ended June 30, 2017, which are primarily due to the accelerated tax depreciation associated with Marshalltown.

Carryforwards - At June 30, 2017, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$736	$412	$217
State net operating losses	2018-2037	707	14	2
Federal tax credits	2022-2037	292	108	123

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three and six months ended June 30 are included in the tables below (in millions). In IPL’s and WPL’s tables below, the defined benefit pension plan amounts represent those respective amounts for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plans amounts represent respective amounts for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$3.1	$3.1	$6.2	$6.3	$1.3	$1.3	$2.5	$2.6
Interest cost	12.8	13.2	25.6	26.5	2.1	2.4	4.3	4.7
Expected return on plan assets	(16.4)	(16.4)	(32.8)	(32.8)	(1.6)	(1.5)	(3.1)	(3.0)
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)	—	(1.1)	(0.1)	(2.1)
Amortization of actuarial loss	9.4	9.4	18.8	18.7	0.9	1.2	1.9	2.4
	$8.8	$9.3	$17.6	$18.6	$2.7	$2.3	$5.5	$4.6

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1.9	$1.9	$3.7	$3.8	$0.6	$0.6	$1.1	$1.2
Interest cost	5.8	6.2	11.7	12.3	0.9	0.9	1.8	1.9
Expected return on plan assets	(7.7)	(7.8)	(15.4)	(15.5)	(1.1)	(1.2)	(2.2)	(2.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.6)	—	(1.3)
Amortization of actuarial loss	4.1	4.1	8.1	8.2	0.5	0.7	1.0	1.3
	$4.0	$4.3	$8.0	$8.7	$0.9	$0.4	$1.7	$0.9

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1.2	$1.2	$2.4	$2.4	$0.4	$0.5	$0.9	$1.0
Interest cost	5.4	5.6	10.9	11.2	0.8	1.0	1.7	1.9
Expected return on plan assets	(7.1)	(7.1)	(14.2)	(14.2)	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service cost (credit)	—	—	—	0.1	—	(0.2)	(0.1)	(0.4)
Amortization of actuarial loss	4.7	4.4	9.3	8.8	0.4	0.4	0.8	0.9
	$4.2	$4.1	$8.4	$8.3	$1.4	$1.5	$2.9	$3.0

401(k) Savings Plan - A significant number of employees participate in a defined contribution retirement plan (401(k) savings plan). For the three and six months ended June 30, costs related to the 401(k) savings plan, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
401(k) costs	$6.0	$5.7	$12.5	$11.9	$3.1	$2.9	$6.5	$6.0	$2.6	$2.6	$5.5	$5.4

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Compensation expense	$1.6	$7.1	$4.8	$12.4	$0.9	$3.7	$2.6	$6.5	$0.6	$3.1	$2.0	$5.4
Income tax benefits	0.6	2.9	1.9	5.1	0.4	1.6	1.1	2.7	0.3	1.3	0.8	2.2

As of June 30, 2017, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $10.5 million, $5.7 million and $4.4 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity for the six months ended June 30, 2017, with amounts representing the target number of awards, was as follows:

	Performance	Performance
	Shares	Units
Nonvested awards, January 1	257,599	93,320
Granted	65,350	21,558
Vested	(99,438)	(37,395)
Forfeited	—	(988)
Nonvested awards, June 30	223,511	76,495

Vested Awards - During the six months ended June 30, 2017, certain performance shares and performance units that were granted in 2014 vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance	Performance
	Shares	Units
Performance awards vested	99,438	37,395
Percentage of target number of performance awards	147.5%	147.5%
Aggregate payout value (in millions)	$5.6	$1.5
Payout - cash (in millions)	$5.1	$1.5
Payout - common stock shares issued	5,185	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at June 30, 2017, by year of grant, was as follows:

	Performance Shares			Performance Units
	2017 Grant	2016 Grant	2015 Grant	2017 Grant	2016 Grant	2015 Grant
Nonvested awards at target	65,350	67,355	90,806	20,570	22,657	33,268
Alliant Energy common stock closing price on June 30, 2017	$40.17	$40.17	$40.17	$40.17	$40.17	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	N/A	$32.55
Estimated payout percentage based on performance criteria	100%	143%	113%	100%	143%	113%
Fair values of each nonvested award	$40.17	$57.44	$45.39	$40.17	$57.44	$36.78

Performance Restricted Stock Units - A summary of the performance restricted stock units activity for the six months ended June 30, 2017, with amounts representing the target number of units, was as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	67,355	$33.96
Granted	65,350	39.12
Nonvested units, June 30	132,705	36.50

Restricted Stock Units - A summary of the restricted stock units activity for the six months ended June 30, 2017, was as follows:

Nonvested units, January 1	57,736
Granted	56,013
Nonvested units, June 30	113,749

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$37.9	$—	$1.1	$36.8	$37.9	$41.4	$—	$4.6	$36.8	$41.4
Deferred proceeds	170.0	—	—	170.0	170.0	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	45.4	—	17.8	27.6	45.4	28.6	—	0.5	28.1	28.6
Long-term debt (including current maturities)	4,359.5	—	4,878.8	2.9	4,881.7	4,320.2	—	4,795.7	3.3	4,799.0
Cumulative preferred stock of IPL	200.0	206.2	—	—	206.2	200.0	194.8	—	—	194.8

IPL	June 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$29.3	$—	$1.0	$28.3	$29.3	$20.8	$—	$2.8	$18.0	$20.8
Deferred proceeds	170.0	—	—	170.0	170.0	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	16.3	—	5.1	11.2	16.3	8.3	—	0.4	7.9	8.3
Long-term debt	2,194.5	—	2,421.3	—	2,421.3	2,153.5	—	2,352.3	—	2,352.3
Cumulative preferred stock	200.0	206.2	—	—	206.2	200.0	194.8	—	—	194.8

WPL	June 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$8.6	$—	$0.1	$8.5	$8.6	$20.6	$—	$1.8	$18.8	$20.6
Liabilities:
Derivatives	29.1	—	12.7	16.4	29.1	20.3	—	0.1	20.2	20.3
Long-term debt	1,535.9	—	1,823.6	—	1,823.6	1,535.2	—	1,807.4	—	1,807.4

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2017	2016	2017	2016
Beginning balance, April 1	($32.9)	($65.9)	$149.0	$154.2
Total net gains included in changes in net assets (realized/unrealized)	8.1	44.6	—	—
Transfers out of Level 3	12.2	0.4	—	—
Purchases	28.3	22.0	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(6.5)	(0.4)	21.0	(79.8)
Ending balance, June 30	$9.2	$0.6	$170.0	$74.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$8.3	$44.8	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2017	2016	2017	2016
Beginning balance, January 1	$8.7	($32.7)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(27.0)	13.1	—	—
Transfers into Level 3	—	0.9	—	—
Transfers out of Level 3	12.2	0.4	—	—
Purchases	28.3	22.0	—	—
Sales	(0.2)	(0.7)	—	—
Settlements (a)	(12.8)	(2.4)	(41.1)	(97.6)
Ending balance, June 30	$9.2	$0.6	$170.0	$74.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($25.4)	$14.8	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2017	2016	2017	2016
Beginning balance, April 1	($8.3)	($13.1)	$149.0	$154.2
Total net gains included in changes in net assets (realized/unrealized)	2.9	12.9	—	—
Transfers out of Level 3	3.4	(0.1)	—	—
Purchases	24.6	20.6	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(5.5)	(1.9)	21.0	(79.8)
Ending balance, June 30	$17.1	$18.3	$170.0	$74.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$2.9	$12.8	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2017	2016	2017	2016
Beginning balance, January 1	$10.1	($1.9)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(9.5)	5.2	—	—
Transfers into Level 3	—	0.5	—	—
Transfers out of Level 3	3.1	(0.1)	—	—
Purchases	24.6	20.6	—	—
Sales	(0.1)	(0.7)	—	—
Settlements (a)	(11.1)	(5.3)	(41.1)	(97.6)
Ending balance, June 30	$17.1	$18.3	$170.0	$74.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($8.2)	$6.2	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2017	2016
Beginning balance, April 1	($24.6)	($52.8)
Total net gains included in changes in net assets (realized/unrealized)	5.2	31.7
Transfers out of Level 3	8.8	0.5
Purchases	3.7	1.4
Settlements	(1.0)	1.5
Ending balance, June 30	($7.9)	($17.7)
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$5.4	$32.0

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2017	2016
Beginning balance, January 1	($1.4)	($30.8)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(17.5)	7.9
Transfers into Level 3	—	0.4
Transfers out of Level 3	9.1	0.5
Purchases	3.7	1.4
Sales	(0.1)	—
Settlements	(1.7)	2.9
Ending balance, June 30	($7.9)	($17.7)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($17.2)	$8.6

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2017	($19.8)	$29.0	($8.0)	$25.1	($11.8)	$3.9
December 31, 2016	(2.3)	11.0	0.1	10.0	(2.4)	1.0

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2017, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	1,976	2017-2018	20,106	2017-2018	157,939	2017-2026	6,060	2017-2019	8,064	2017-2019
IPL	—	—	12,495	2017-2018	68,421	2017-2026	2,163	2017-2019	—	—
WPL	1,976	2017-2018	7,611	2017-2018	89,518	2017-2026	3,897	2017-2018	8,064	2017-2019

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

	Alliant Energy		IPL		WPL
Commodity contracts	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current derivative assets	$35.9	$29.4	$28.7	$19.1	$7.2	$10.3
Non-current derivative assets	2.0	12.0	0.6	1.7	1.4	10.3
Current derivative liabilities	17.8	13.3	4.1	2.7	13.7	10.6
Non-current derivative liabilities	27.6	15.3	12.2	5.6	15.4	9.7

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2017 and December 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2017 and December 31, 2016. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside and the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. At June 30, 2017, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $53 million, $4 million and $49 million, respectively.

NOTE 12(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various operating expense purchase obligations associated with other goods and services. At June 30, 2017, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,326	$1,231	$95
Natural gas	774	402	372
Coal (b)	140	66	74
Other (c)	30	28	2
	$2,270	$1,727	$543

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2017 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2017.

NOTE 12(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against Cedar Rapids and Iowa City Railway Company (CRANDIC), Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of June 30, 2017.

NOTE 12(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. Alliant Energy also guaranteed RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. In the first quarter of 2017, all warranty periods and performance guarantees expired and all outstanding warranty claims were resolved.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of June 30, 2017, the present value of the abandonment obligations is estimated at $32 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2017.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of June 30, 2017. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

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

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. Costs of future expenditures for environmental remediation obligations are not discounted. At June 30, 2017, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions). At June 30, 2017, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$12	-	$31	$10	-	$27
Current and non-current environmental liabilities	17			14

WPL Consent Decree - In 2013, the U.S. District Court for the Western District of Wisconsin approved a Consent Decree that WPL, along with the other owners of Edgewater and Columbia, entered into with the EPA and the Sierra Club, thereby resolving claims against WPL. Such claims included allegations that the owners of Edgewater, Nelson Dewey and Columbia violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and the Wisconsin State Implementation Plan designed to implement the CAA.

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

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include installing an SCR system or equivalent NOx reduction system at Ottumwa by December 31, 2019; fuel switching or retiring Prairie Creek Unit 4 by June 1, 2018, Burlington by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025.

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

	Utility (a)				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Operating revenues	$680.9	$62.6	$11.5	$755.0	$10.3	$765.3
Operating income	135.6	3.9	0.5	140.0	9.3	149.3
Net income attributable to Alliant Energy common shareowners				87.6	6.7	94.3
Three Months Ended June 30, 2016
Operating revenues	$675.9	$57.0	$12.4	$745.3	$9.3	$754.6
Operating income	119.3	1.9	1.8	123.0	5.6	128.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				75.1	9.3	84.4
Loss from discontinued operations, net of tax				—	(0.5)	(0.5)
Net income				75.1	8.8	83.9

	Utility (a)				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2017
Operating revenues	$1,358.5	$216.9	$23.2	$1,598.6	$20.6	$1,619.2
Operating income	242.8	31.9	0.9	275.6	16.6	292.2
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				177.2	16.1	193.3
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				177.2	17.5	194.7
Six Months Ended June 30, 2016
Operating revenues	$1,344.8	$209.2	$25.6	$1,579.6	$18.8	$1,598.4
Operating income	229.1	30.7	4.0	263.8	10.7	274.5
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				167.2	14.8	182.0
Loss from discontinued operations, net of tax				—	(1.6)	(1.6)
Net income				167.2	13.2	180.4

(a)
Alliant Energy’s utility business segments include: a) utility electric operations, which include Alliant Energy’s entire investment in ATC; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business.

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2017
Operating revenues	$372.4	$36.7	$11.1	$420.2
Operating income	62.4	2.4	1.5	66.3
Earnings available for common stock				42.8
Three Months Ended June 30, 2016
Operating revenues	$364.4	$34.5	$12.1	$411.0
Operating income	44.5	0.9	2.6	48.0
Earnings available for common stock				31.9
Six Months Ended June 30, 2017
Operating revenues	$728.6	$119.8	$22.3	$870.7
Operating income	96.2	16.8	2.9	115.9
Earnings available for common stock				80.0
Six Months Ended June 30, 2016
Operating revenues	$726.0	$118.7	$25.0	$869.7
Operating income	87.9	16.7	5.4	110.0
Earnings available for common stock				77.5

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2017
Operating revenues	$308.5	$25.9	$0.4	$334.8
Operating income (loss)	73.2	1.5	(1.0)	73.7
Earnings available for common stock				38.1
Three Months Ended June 30, 2016
Operating revenues	$311.5	$22.5	$0.3	$334.3
Operating income (loss)	74.8	1.0	(0.8)	75.0
Earnings available for common stock				43.2
Six Months Ended June 30, 2017
Operating revenues	$629.9	$97.1	$0.9	$727.9
Operating income (loss)	146.6	15.1	(2.0)	159.7
Earnings available for common stock				83.6
Six Months Ended June 30, 2016
Operating revenues	$618.8	$90.5	$0.6	$709.9
Operating income (loss)	141.2	14.0	(1.4)	153.8
Earnings available for common stock				89.7

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016
Corporate Services billings	$43	$45	$82	$83	$32	$37	$63	$70
Sales credited	5	2	7	3	2	2	2	3
Purchases billed	96	102	162	198	33	23	67	42

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Net payables to Corporate Services	$102	$104	$69	$72

ATC LLC - Pursuant to various agreements, WPL receives a range of transmission services from ATC LLC. WPL provides operation, maintenance, and construction services to ATC LLC. WPL and ATC LLC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2017	2016	2017	2016
ATC LLC billings to WPL	$27	$27	$53	$54
WPL billings to ATC LLC	3	3	6	6

WPL owed ATC LLC net amounts of $8 million as of June 30, 2017 and $8 million as of December 31, 2016.

Refer to Note 5(a) for discussion of WPL’s transfer of its investment in ATC LLC to ATI on December 31, 2016.

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

Alliant Energy

Utilities, ATC Investment and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (AEF)
- Retail electric and gas services in WI (WPL)		- Non-regulated wind investment (AEF)
- ATC Investment (ATI)		- Sheboygan Falls Energy Facility (AEF)
- Wholesale electric service in MN, IL & IA (IPL)		- Parent Company
- Wholesale electric service in WI (WPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2017		2016
	Income	EPS	Income (Loss)	EPS
Continuing operations:
Utilities, ATC Investment and Corporate Services	$90.9	$0.40	$78.6	$0.35
Non-regulated and Parent	3.4	0.01	5.8	0.02
Income from continuing operations	94.3	0.41	84.4	0.37
Loss from discontinued operations	—	—	(0.5)	—
Net income	$94.3	$0.41	$83.9	$0.37

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

Income from continuing operations in the second quarter of 2017 compared to the second quarter of 2016 included higher revenues resulting from IPL’s interim retail electric base rate increase implemented in April 2017 and WPL’s retail electric and gas base rate increases implemented in January 2017. These items were partially offset by higher depreciation expense and higher energy efficiency cost recovery amortization at WPL.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the second quarters of 2017 and 2016.

2017 Overview - Alliant Energy, IPL and WPL continue to focus on achieving their financial objectives and executing their strategic plan. Key developments since the filing of the 2016 Form 10-K include the following:

•
Marshalltown Generating Station - IPL’s construction of Marshalltown, an approximate 660 MW natural gas-fired combined-cycle EGU, was completed in April 2017. Final capital expenditures are currently estimated to be approximately $645 million to construct the EGU and a pipeline to supply natural gas to the EGU, excluding transmission network upgrades and AFUDC.

•	Franklin County Wind Farm - In April 2017, the 99 MW Franklin County wind farm was transferred from AEF to IPL.

•
IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation approved by the IUB in October 2016 and transfer of the 99 MW Franklin County wind farm to IPL in 2017, IPL and WPL are currently exploring options to own and operate up to 500 MW and 200 MW, respectively, of additional new wind generation. Current estimated capital expenditures assume 200 MW of wind generation for each of IPL and WPL. The amount and timing of these wind projects will largely depend on regulatory approvals and the acquisition of wind sites. In August 2017, IPL filed an application with the IUB for advance rate-making principles for up to 500 MW of the additional wind generation. Refer to “Strategic Overview” for further discussion.

•
Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma. Refer to Note 5(a) for further discussion.

•
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. IPL currently expects to implement final rates by the first quarter of 2018.

•
WPL’s Retail Fuel-related Rate Filing (2018 Test Year) - In July 2017, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $6 million, or approximately 1%, in 2018. The increase primarily reflects a change in expected fuel-related costs in 2018. Any rate changes granted from this request are expected to be effective January 1, 2018.

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In the first half of 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC is currently being refunded to its retail customers in 2017, beginning May 2017. WPL’s retail portion of the refund from ATC LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding.

•
At-the-Market Offering Program - In the second quarter of 2017, Alliant Energy issued 3.1 million shares of common stock through an at-the-market offering program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes.

RESULTS OF OPERATIONS

Overview - Second Quarter Results -
Alliant Energy - “Executive Overview” provides an overview of Alliant Energy’s second quarter 2017 and 2016 earnings and the various components of its business.

IPL - Earnings available for common stock increased $11 million primarily due to the impact of IPL’s interim retail electric base rate increase implemented on April 13, 2017, partially offset by higher depreciation expense.

WPL - Earnings available for common stock decreased $5 million primarily due to reduced equity income resulting from the transfer of WPL’s investment in ATC LLC to ATI on December 31, 2016, higher energy efficiency cost recovery amortizations during the second quarter of 2017 compared to the second quarter of 2016, and higher depreciation expense. These items were largely offset by the impact of WPL’s retail electric and gas base rate increases implemented January 1, 2017.

Additional details of Alliant Energy’s, IPL’s and WPL’s second quarter 2017 and 2016 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Management believes that electric margins provide a meaningful basis for evaluating utility operations since electric production fuel, purchased power and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in such expenses. These electric margins may not be comparable to how other entities define utility margin.

Second Quarter 2017 vs. Second Quarter 2016 Summary - Electric margins and MWh sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$229.3	$225.1	2%	1,537	1,586	(3%)
Commercial	165.7	168.1	(1%)	1,506	1,537	(2%)
Industrial	192.3	193.4	(1%)	2,626	2,654	(1%)
Industrial - co-generation	15.5	15.3	1%	267	224	19%
Retail subtotal	602.8	601.9	—%	5,936	6,001	(1%)
Sales for resale:
Wholesale	59.4	61.7	(4%)	906	925	(2%)
Bulk power and other	5.4	2.4	125%	217	97	124%
Other	13.3	9.9	34%	24	26	(8%)
Total revenues/sales	680.9	675.9	1%	7,083	7,049	—%
Electric production fuel expense	80.0	87.7	(9%)
Purchased power expense	104.3	111.8	(7%)
Electric transmission service expense	117.6	130.3	(10%)
Electric margins (a)	$379.0	$346.1	10%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$122.4	$118.7	3%	781	795	(2%)
Commercial	103.6	104.7	(1%)	967	979	(1%)
Industrial	94.0	96.8	(3%)	1,409	1,457	(3%)
Industrial - co-generation	15.5	15.3	1%	267	224	19%
Retail subtotal	335.5	335.5	—%	3,424	3,455	(1%)
Sales for resale:
Wholesale	23.3	21.4	9%	315	306	3%
Bulk power and other	4.3	0.8	438%	170	13	1,208%
Other	9.3	6.7	39%	11	11	—%
Total revenues/sales	372.4	364.4	2%	3,920	3,785	4%
Electric production fuel expense	37.6	30.7	22%
Purchased power expense	60.4	69.7	(13%)
Electric transmission service expense	75.1	88.3	(15%)
Electric margins (a)	$199.3	$175.7	13%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$106.9	$106.4	—%	756	791	(4%)
Commercial	62.1	63.4	(2%)	539	558	(3%)
Industrial	98.3	96.6	2%	1,217	1,197	2%
Retail subtotal	267.3	266.4	—%	2,512	2,546	(1%)
Sales for resale:
Wholesale	36.1	40.3	(10%)	591	619	(5%)
Bulk power and other	1.1	1.6	(31%)	47	84	(44%)
Other	4.0	3.2	25%	13	15	(13%)
Total revenues/sales	308.5	311.5	(1%)	3,163	3,264	(3%)
Electric production fuel expense	42.4	57.0	(26%)
Purchased power expense	43.9	42.1	4%
Electric transmission service expense	42.5	42.0	1%
Electric margins	$179.7	$170.4	5%

(a)
Includes $16 million and $15 million of electric tax benefit rider credits on IPL’s Iowa retail electric customers’ bills for the second quarters of 2017 and 2016, respectively. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 Summary - Electric margins and MWh sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$470.5	$466.4	1%	3,301	3,427	(4%)
Commercial	331.4	330.2	—%	3,091	3,133	(1%)
Industrial	370.0	368.5	—%	5,257	5,158	2%
Industrial - co-generation	32.8	32.8	—%	480	486	(1%)
Retail subtotal	1,204.7	1,197.9	1%	12,129	12,204	(1%)
Sales for resale:
Wholesale	122.8	123.7	(1%)	1,909	1,905	—%
Bulk power and other	6.4	3.7	73%	265	196	35%
Other	24.6	19.5	26%	50	51	(2%)
Total revenues/sales	1,358.5	1,344.8	1%	14,353	14,356	—%
Electric production fuel expense	164.3	186.7	(12%)
Purchased power expense	227.8	213.7	7%
Electric transmission service expense	242.3	258.2	(6%)
Electric margins (a)	$724.1	$686.2	6%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$245.7	$248.5	(1%)	1,696	1,765	(4%)
Commercial	203.1	203.0	—%	1,960	1,984	(1%)
Industrial	180.6	182.8	(1%)	2,841	2,811	1%
Industrial - co-generation	32.8	32.8	—%	480	486	(1%)
Retail subtotal	662.2	667.1	(1%)	6,977	7,046	(1%)
Sales for resale:
Wholesale	44.6	44.6	—%	649	646	—%
Bulk power and other	5.3	1.4	279%	186	21	786%
Other	16.5	12.9	28%	21	20	5%
Total revenues/sales	728.6	726.0	—%	7,833	7,733	1%
Electric production fuel expense	70.0	65.9	6%
Purchased power expense	137.5	133.9	3%
Electric transmission service expense	156.8	174.8	(10%)
Electric margins (a)	$364.3	$351.4	4%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$224.8	$217.9	3%	1,605	1,662	(3%)
Commercial	128.3	127.2	1%	1,131	1,149	(2%)
Industrial	189.4	185.7	2%	2,416	2,347	3%
Retail subtotal	542.5	530.8	2%	5,152	5,158	—%
Sales for resale:
Wholesale	78.2	79.1	(1%)	1,260	1,259	—%
Bulk power and other	1.1	2.3	(52%)	79	175	(55%)
Other	8.1	6.6	23%	29	31	(6%)
Total revenues/sales	629.9	618.8	2%	6,520	6,623	(2%)
Electric production fuel expense	94.3	120.8	(22%)
Purchased power expense	90.3	79.8	13%
Electric transmission service expense	85.5	83.4	3%
Electric margins	$359.8	$334.8	7%

(a)
Includes $33 million and $30 million of electric tax benefit rider credits on IPL’s Iowa retail electric customers’ bills for the six months ended June 30, 2017 and 2016, respectively. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Variances - Variances between periods in electric margins for the three and six months ended June 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail electric base rate increase (a)	$16	$—	$16	$38	$—	$38
Higher margins at IPL from the impact of its 2016 Test Year interim retail electric base rate increase (b)	20	20	—	20	20	—
Retail electric customer billing credits at IPL in 2016	2	2	—	4	4	—
Changes in electric fuel-related costs, net of recoveries at WPL (Refer to “Electric Production Fuel and Purchased Power (Fuel-related) Expenses” below for details)	(1)	—	(1)	(9)	—	(9)
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	(5)	(3)	(2)	(8)	(4)	(4)
Revenue requirement adjustment in 2016 related to certain tax benefits from tax accounting method changes at IPL	(4)	(4)	—	(7)	(7)	—
Lower retail electric sales due to one additional day in 2016 for leap year	—	—	—	(4)	(2)	(2)
Lower revenues at IPL due to higher electric tax benefit rider credits on customers’ bills (Refer to Note 2 for details)	(1)	(1)	—	(3)	(3)	—
Other	6	10	(4)	7	5	2
	$33	$24	$9	$38	$13	$25

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

(b)
In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017.

Temperatures - HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD. HDD and CDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2017	2016	Normal	2017	2016	Normal
HDD:
Cedar Rapids, Iowa (IPL)	624	651	693	3,543	3,720	4,144
Madison, Wisconsin (WPL)	757	828	826	3,887	4,086	4,365
CDD:
Cedar Rapids, Iowa (IPL)	244	297	215	244	297	217
Madison, Wisconsin (WPL)	172	201	175	172	201	177

The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2017	2016	Resulting Impact in 2017 Compared to 2016
First quarter (HDD)	13% warmer than normal	10% warmer than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating
Second quarter (CDD)	2% cooler - 13% warmer than normal	10% - 35% warmer than normal	Decrease in IPL’s and WPL’s electric sales due to lower demand by customers for air cooling

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2017	2016	Change	2017	2016	Change
IPL	$1	$4	($3)	($4)	$—	($4)
WPL	(1)	1	(2)	(5)	(1)	(4)
Total Alliant Energy	$—	$5	($5)	($9)	($1)	($8)

Sales Trends - Alliant Energy’s retail sales volumes decreased 1% for both the three and six months ended June 30, 2017 compared to the same periods in 2016. The decreases were primarily due to the impact of lower residential and commercial sales due to temperatures during the three and six months ended June 30, 2017 compared to the same periods in 2016 and an extra day of retail sales during 2016 due to the leap year, partially offset by increases in WPL’s industrial sales from higher production and customer expansions.

Alliant Energy’s wholesale sales volumes decreased 2% and remained unchanged for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The three-month decrease was primarily due to the expiration of a wholesale power supply agreement with one of WPL’s partial-requirement wholesale customers on May 31, 2017.

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

Electric Production Fuel and Purchased Power (Fuel-related) Expenses - Alliant Energy’s electric production fuel expense decreased $8 million and $22 million for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The decreases were primarily due to lower dispatch of WPL’s natural gas-fired EGUs during the three and six months ended June 30, 2017 partially due to higher natural gas prices and an outage at Riverside in 2017. The decrease was also due to changes in the under-/over-collection of fuel-related expenses that were outside the approved bandwidth at WPL. These items were partially offset by higher dispatch of IPL’s and WPL’s coal-fired EGUs during the three and six months ended June 30, 2017.

Alliant Energy’s purchased power expense decreased $8 million and increased $14 million for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The three-month decrease was primarily due to decreased volumes purchased resulting from higher dispatch of IPL’s and WPL’s coal-fired EGUs, partially offset by higher prices for electricity purchased by IPL and WPL from MISO wholesale energy markets. The six-month increase was primarily due to higher prices for electricity purchased by IPL and WPL from MISO wholesale energy markets.

Due to IPL’s cost recovery mechanism for retail fuel-related expenses, these changes in fuel-related expenses resulted in comparable changes in electric revenues, and therefore did not have a significant impact on Alliant Energy’s and IPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the decrease to electric margins from amounts within the bandwidth was approximately $6 million for the six months ended June 30, 2017. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $1 million and $3 million for the three and six months ended June 30, 2016, respectively.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense decreased $13 million and $16 million for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively, primarily due to lower electric transmission service amounts billed by ITC, ATC LLC and MISO. These items were partially offset by changes at IPL in the under-/over-collection of electric transmission service expense through the transmission cost rider and changes in WPL’s costs deferred pursuant to escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates. Refer to Note 2 for discussion of refunds received in 2017 from ITC and ATC LLC resulting from MISO transmission owner return on equity complaints.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a meaningful basis for evaluating utility operations since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. These gas margins may not be comparable to how other entities define utility margin.

Second Quarter 2017 vs. Second Quarter 2016 Summary - Gas margins and Dth sales for the three months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$33.7	$29.8	13%	3,300	3,804	(13%)
Commercial	18.7	16.6	13%	2,807	3,138	(11%)
Industrial	2.6	2.6	—%	560	681	(18%)
Retail subtotal	55.0	49.0	12%	6,667	7,623	(13%)
Transportation/other	7.6	8.0	(5%)	15,954	19,078	(16%)
Total revenues/sales	62.6	57.0	10%	22,621	26,701	(15%)
Cost of gas sold	28.3	24.6	15%
Gas margins (a)	$34.3	$32.4	6%

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$18.8	$17.4	8%	1,743	2,062	(15%)
Commercial	10.8	10.0	8%	1,451	1,699	(15%)
Industrial	1.8	2.1	(14%)	373	507	(26%)
Retail subtotal	31.4	29.5	6%	3,567	4,268	(16%)
Transportation/other	5.3	5.0	6%	8,978	8,865	1%
Total revenues/sales	36.7	34.5	6%	12,545	13,133	(4%)
Cost of gas sold	16.9	15.9	6%
Gas margins (a)	$19.8	$18.6	6%

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$14.9	$12.4	20%	1,557	1,742	(11%)
Commercial	7.9	6.6	20%	1,356	1,439	(6%)
Industrial	0.8	0.5	60%	187	174	7%
Retail subtotal	23.6	19.5	21%	3,100	3,355	(8%)
Transportation/other	2.3	3.0	(23%)	6,976	10,213	(32%)
Total revenues/sales	25.9	22.5	15%	10,076	13,568	(26%)
Cost of gas sold	11.4	8.7	31%
Gas margins	$14.5	$13.8	5%

(a)
Includes $1 million and $3 million of gas tax benefit rider credits on IPL’s Iowa retail gas customers’ bills for the second quarters of 2017 and 2016, respectively. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 - Gas margins and Dth sales for the six months ended June 30 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$123.6	$117.9	5%	15,044	15,920	(6%)
Commercial	68.5	66.5	3%	10,651	11,222	(5%)
Industrial	7.4	7.6	(3%)	1,532	1,652	(7%)
Retail subtotal	199.5	192.0	4%	27,227	28,794	(5%)
Transportation/other	17.4	17.2	1%	35,062	41,313	(15%)
Total revenues/sales	216.9	209.2	4%	62,289	70,107	(11%)
Cost of gas sold	120.5	119.8	1%
Gas margins (a)	$96.4	$89.4	8%

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$66.7	$66.2	1%	7,977	8,678	(8%)
Commercial	36.6	37.1	(1%)	5,409	5,874	(8%)
Industrial	4.6	5.0	(8%)	973	1,059	(8%)
Retail subtotal	107.9	108.3	—%	14,359	15,611	(8%)
Transportation/other	11.9	10.4	14%	19,718	18,283	8%
Total revenues/sales	119.8	118.7	1%	34,077	33,894	1%
Cost of gas sold	64.7	68.3	(5%)
Gas margins (a)	$55.1	$50.4	9%

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2017	2016	Change	2017	2016	Change
Residential	$56.9	$51.7	10%	7,067	7,242	(2%)
Commercial	31.9	29.4	9%	5,242	5,348	(2%)
Industrial	2.8	2.6	8%	559	593	(6%)
Retail subtotal	91.6	83.7	9%	12,868	13,183	(2%)
Transportation/other	5.5	6.8	(19%)	15,344	23,030	(33%)
Total revenues/sales	97.1	90.5	7%	28,212	36,213	(22%)
Cost of gas sold	55.8	51.5	8%
Gas margins	$41.3	$39.0	6%

(a)
Includes $3 million and $6 million of gas tax benefit rider credits on IPL’s Iowa retail gas customers’ bills for the six months ended June 30, 2017 and 2016, respectively. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2017 and 2016.

Variances - Variances between periods in gas margins for the three and six months ended June 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail gas base rate increase (a)	$2	$—	$2	$4	$—	$4
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (b)	1	1	—	3	3	—
Higher revenues at IPL due to lower gas tax benefit rider credits on customer’s bills (Refer to Note 2 for details)	2	2	—	3	3	—
Estimated changes in sales caused by temperatures (Refer to “Temperatures” below for details)	—	—	—	(2)	(1)	(1)
Other	(3)	(2)	(1)	(1)	—	(1)
	$2	$1	$1	$7	$5	$2

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

Temperatures - Estimated decreases to gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2017	2016	Change	2017	2016	Change
IPL	$—	$—	$—	($3)	($2)	($1)
WPL	—	—	—	(2)	(1)	(1)
Total Alliant Energy	$—	$—	$—	($5)	($3)	($2)

Refer to “Utility Electric Margins” for HDD data details.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$6	$—	$6	$13	$—	$13
Higher bad debt expense	1	—	1	8	4	4
Lower equity-based performance compensation expense	(6)	(3)	(3)	(8)	(4)	(3)
Other	—	(1)	2	(5)	(1)	(3)
	$1	($4)	$6	$8	($1)	$11

(a)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in energy efficiency cost recovery amortizations for 2017 and 2018.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher depreciation expense at WPL due to updated depreciation rates effective January 2017 approved by the PSCW and FERC	$3	$—	$3	$6	$—	$6
Higher depreciation expense for IPL’s Marshalltown facility placed in service in April 2017	5	5	—	5	5	—
Higher depreciation expense for WPL’s Edgewater Unit 5 scrubber and baghouse placed in service in 2016	1	—	1	3	—	3
Other	4	4	1	3	5	1
	$13	$9	$5	$17	$10	$10

Interest Expense - Alliant Energy’s and IPL’s interest expense increased $9 million and $6 million for the six months ended June 30, 2017 compared to the same period in 2016, respectively, primarily due to higher interest expense from the issuance of IPL’s $300 million, 3.7% senior debentures in September 2016.

Equity Income from Unconsolidated Investments, Net - WPL’s equity income from unconsolidated investments decreased $9 million and $20 million for the three and six-month periods, respectively, due to the transfer of WPL’s investment in ATC LLC to ATI on December 31, 2016.

AFUDC - Variances between periods in AFUDC for the three and six months ended June 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Marshalltown (IPL)	($10)	($10)	$—	($8)	($8)	$—
Edgewater Unit 5 scrubber and baghouse (WPL)	(2)	—	(2)	(4)	—	(4)
Wind projects (IPL)	2	2	—	4	4	—
West Riverside (WPL)	2	—	2	3	—	3
Other	3	2	1	4	2	2
	($5)	($6)	$1	($1)	($2)	$1

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

Wind Generation - The strategic plan includes the planned and potential expansion of wind generation as follows:

Wind Generation (a)	Regulatory Application Filing Status
IPL - up to 500 MW	Approved by the IUB in October 2016
IPL - up to 500 MW (b)	Filed with the IUB in August 2017
WPL - up to 200 MW (b)	Plan to file with the PSCW in 2017

(a)
IPL and WPL believe their respective planned and potential expansion of wind generation qualifies for the full level of production tax credits as a result of progress payments in 2016 for wind turbines.

(b)
Current estimated capital expenditures assume 200 MW of wind generation for each of IPL and WPL. The amount and timing of these wind projects will largely depend on regulatory approvals and the acquisition of wind sites.

IPL’s Expansion of Wind Generation - In October 2016, IPL received approval from the IUB for up to 500 MW of new wind generation. In August 2017, IPL filed an application with the IUB for advance rate-making principles for up to 500 MW of additional wind generation. The advance rate-making principles requested by IPL in the August 2017 application were as follows:

•
Up to 500 MW of additional wind generation that qualifies for the full level of production tax credits, regardless of the location in Iowa, with a cost cap of $1,780/kilowatt, including AFUDC and transmission costs. Any costs incurred in excess of this $1,780/kilowatt cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	A depreciable life of the wind generation facilities of 40 years, unless changed as a result of a contested case before the IUB.

•
An 11.0% return on common equity, with the exception of certain transmission facilities classified as intangible assets, which would earn the rate of return on common equity the IUB finds reasonable during a future rate review.

•
A return on common equity for the calculation of AFUDC during the construction period that is the greater of 10.0% or the percentage the IUB finds reasonable during IPL’s retail electric rate review for the 2016 Test Year.

•	The application of double leverage is deferred until IPL’s next retail electric base rate review or other future proceeding.

•
Amortization over a 10-year period of IPL’s prudently incurred and unreimbursed costs, effective with IPL’s next retail electric base rate review, if IPL cancels the construction of the wind generation.

IPL currently anticipates placing this proposed additional wind generation in service by 2020.

Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm assets from AEF to IPL in April 2017.

Coal-Fired Generation -
IPL’s Environmental Controls Projects - In May 2017, the IUB approved IPL’s most recent emissions plan and budget, which includes the SCR currently under construction at Ottumwa Unit 1.

Plant Retirements and Fuel Switching - In June 2017, IPL retired Sutherland Units 1 and 3 and Dubuque Units 3 and 4, and fuel switched Marshalltown Combustion Turbine Units 1-3 from oil to natural gas. Refer to Note 2 for further discussion of the Sutherland Units 1 and 3 retirement.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows. The non-regulated strategic plan continues to evolve through exploration of renewable investment opportunities within and outside of Alliant Energy’s service territories.

Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma. Refer to Note 5(a) for further discussion.

RATE MATTERS

The rate matters summary included in the 2016 Form 10-K has not changed materially, except as described below.

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. The interim base rate increase does not require a regulatory review, however, it will be subject to refund pending determination of final rates. Tax benefit rider credits and MISO transmission owner return on equity refunds are expected to reduce the effect of the rate increase on customer bills in 2017 and 2018. Intervenor testimony was filed in August 2017 addressing the revenue requirement and rate design. IPL currently expects to implement final rates by the first quarter of 2018. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

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

In addition to capital investments, the final proposed rate increase includes increased depreciation expense resulting from an updated depreciation study, recovery of asset retirement obligation expenditures since the last retail electric rate filing in 2010, recovery of the remaining net book value of Sutherland Units 1 and 3, which were retired in June 2017, recovery of forward contract costs for SO2 emission allowances, continuation of the electric transmission cost rider, and no double leverage applied to the weighted average cost of capital for final rates.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2016, 2017 and 2018 Test Years.

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

Liquidity Position - At June 30, 2017, Alliant Energy had $7 million of cash and cash equivalents, $591 million ($143 million at the parent company, $260 million at IPL and $188 million at WPL) of available capacity under the revolving credit facilities and $37 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2017 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Cash and cash equivalents, January 1	$8.2	$5.8	$3.3	$4.5	$4.2	$0.4
Cash flows from (used for):
Operating activities	502.0	510.0	268.0	271.8	229.9	251.4
Investing activities	(626.4)	(500.8)	(305.9)	(291.5)	(322.4)	(205.6)
Financing activities	123.5	(8.5)	38.6	17.6	91.1	(43.1)
Net increase (decrease)	(0.9)	0.7	0.7	(2.1)	(1.4)	2.7
Cash and cash equivalents, June 30	$7.3	$6.5	$4.0	$2.4	$2.8	$3.1

Operating Activities -
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	($111)	($111)	$—
Timing of WPL’s fuel-related cost recoveries from customers	(36)	—	(36)
Changes in income taxes paid/refunded	(7)	25	(22)
Refunds received from ITC and ATC LLC in 2017 (Refer to Note 2 for details)	50	39	11
Higher collections at WPL due to new retail electric and gas base rates in 2017	42	—	42
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017	20	20	—
Changes in levels of production fuel	19	23	(4)
Other (primarily due to other changes in working capital)	15	—	(13)
	($8)	($4)	($22)

Investing Activities -
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction expenditures (largely due to higher expenditures for WPL’s West Riverside facility and IPL’s and WPL’s electric and gas distribution systems, partially offset by lower expenditures for IPL’s Marshalltown facility and WPL’s scrubber and baghouse at Edgewater Unit 5)	($88)	$8	($114)
Proceeds from the liquidation of company-owned life insurance policies in 2016	(31)	(19)	—
Other	(7)	(3)	(3)
	($126)	($14)	($117)

Construction and Acquisition Expenditures - Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures included in the 2016 Form 10-K have not changed materially, except for Alliant Energy’s acquisition of a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma as discussed in Note 5(a). In addition, the amount and timing of IPL’s and WPL’s planned and potential expansion of wind generation will largely depend on regulatory approvals and the acquisition of wind sites.

Financing Activities -
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from common stock issuances	$124	$—	$—
Net changes in the amount of commercial paper outstanding	37	(27)	134
Higher capital contributions from IPL’s parent company, Alliant Energy	—	60	—
Other (includes higher dividend payments in 2017)	(29)	(12)	—
	$132	$21	$134

FERC Financing Authorization - Pursuant to a 2015 FERC authorization, IPL’s current remaining authority for short-term debt securities outstanding at any one time (including borrowings from its parent) is $260 million as of June 30, 2017.

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the six months ended June 30, 2017.

Short-term Debt - In July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor) related to the acquisition of a non-regulated wind farm located in Oklahoma. Refer to Note 5(a) for further discussion.

Long-term Debt - Refer to Note 7(b) for discussion of $40 million of commercial paper outstanding at June 30, 2017 classified as long-term debt at Alliant Energy and IPL.

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

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2016 Form 10-K and has not changed materially from the items reported in the 2016 Form 10-K, except for the items described in Notes 7(b), 12(a) and 12(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - The market risks summary included in the 2016 Form 10-K has not changed materially.

Commodity Price - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2016, 2017 and 2018 Test Years.

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

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - Refer to Note 2 for discussion of IPL’s June 2017 retirement of Sutherland Unit 3.

Non-regulated Operations -
Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm assets from AEF to IPL in April 2017.

Other Future Considerations - The summary of other future considerations included in the 2016 Form 10-K has not changed materially, except as described below, and as discussed earlier in MDA and the Notes in Item 1.

MISO Transmission Owner Return on Equity Complaints - Refer to Note 2 for discussion of refunds that Alliant Energy, IPL and WPL received in the first half of 2017 related to a complaint previously filed by a group of MISO cooperative and municipal utilities requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2017.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2016 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2017 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	2,335	$39.65	—	N/A
May 1 through May 31	3,871	39.79	—	N/A
June 1 through June 30	525	41.37	—	N/A
	6,731	39.87	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2017.

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
1.1
Distribution Agreement, dated May 9, 2017, among Alliant Energy; Wells Fargo Securities, LLC; Barclays Capital Inc.; and MUFG Securities Americas Inc. (incorporated by reference to Exhibit 1.1 to Alliant Energy’s Form 8-K, filed May 9, 2017 (File No. 1-9894))

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

