Form 10-Q
period 2017-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2017-11-03
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of September 30, 2017:

Alliant Energy Corporation	Common stock, $0.01 par value, 231,204,360 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2016 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2016	ITC	ITC Midwest LLC
AEF	Alliant Energy Finance, LLC	IUB	Iowa Utilities Board
AFUDC	Allowance for funds used during construction	Marshalltown	Marshalltown Generating Station
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company	MISO	Midcontinent Independent System Operator, Inc.
ATI	AE Transco Investments, LLC	MW	Megawatt
CDD	Cooling degree days	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	NOx	Nitrogen oxide
EPA	U.S. Environmental Protection Agency	OPEB	Other postretirement benefits
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	RMT	RMT, Inc.
FTR	Financial transmission right	SCR	Selective catalytic reduction
Fuel-related	Electric production fuel and purchased power	SO2	Sulfur dioxide
GAAP	U.S. generally accepted accounting principles	U.S.	United States of America
HDD	Heating degree days	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax (including potential tax reform), financial and health care legislation, and regulatory agency orders;

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, earning a return on rate base additions and the recovery of costs, including fuel costs, operating costs, transmission costs, environmental compliance and remediation costs, deferred expenditures, deferred tax assets, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

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

•	the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and margins;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•	developments that adversely impact the ability to implement the strategic plan;

•	the ability to qualify for the full level of production tax credits on planned new wind farms and the impact of changes to production tax credits for existing wind farms;

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

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of electric and gas distribution systems, such as mechanical problems and explosions or fires, and compliance with electric and gas transmission and distribution safety regulations;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$840.6	$864.3	$2,199.1	$2,209.1
Gas utility	45.8	39.5	262.7	248.7
Other utility	11.2	9.4	34.4	35.0
Non-regulated	9.3	11.4	29.9	30.2
Total operating revenues	906.9	924.6	2,526.1	2,523.0
Operating expenses:
Electric production fuel and purchased power	222.6	245.9	614.7	646.3
Electric transmission service	121.0	138.6	363.3	396.8
Cost of gas sold	15.0	12.5	135.5	132.3
Asset valuation charges for Franklin County wind farm	—	86.4	—	86.4
Other operation and maintenance	169.1	148.6	467.1	438.2
Depreciation and amortization	120.7	104.1	342.7	308.7
Taxes other than income taxes	27.0	25.9	79.1	77.2
Total operating expenses	675.4	762.0	2,002.4	2,085.9
Operating income	231.5	162.6	523.7	437.1
Interest expense and other:
Interest expense	53.9	48.8	159.0	144.8
Equity income from unconsolidated investments, net	(10.1)	(9.2)	(32.9)	(28.8)
Allowance for funds used during construction	(9.6)	(15.8)	(36.7)	(44.3)
Interest income and other	(0.2)	(0.1)	(0.4)	(0.3)
Total interest expense and other	34.0	23.7	89.0	71.4
Income from continuing operations before income taxes	197.5	138.9	434.7	365.7
Income taxes	26.1	7.5	64.9	47.2
Income from continuing operations, net of tax	171.4	131.4	369.8	318.5
Income (loss) from discontinued operations, net of tax	—	(0.4)	1.4	(2.0)
Net income	171.4	131.0	371.2	316.5
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6	7.7	7.7
Net income attributable to Alliant Energy common shareowners	$168.8	$128.4	$363.5	$308.8
Weighted average number of common shares outstanding (basic and diluted)	231.0	227.2	229.2	227.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.73	$0.57	$1.58	$1.37
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.01)
Net income	$0.73	$0.57	$1.59	$1.36
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$168.8	$128.8	$362.1	$310.8
Income (loss) from discontinued operations, net of tax	—	(0.4)	1.4	(2.0)
Net income	$168.8	$128.4	$363.5	$308.8
Dividends declared per common share	$0.315	$0.29375	$0.945	$0.88125

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9.2	$8.2
Accounts receivable, less allowance for doubtful accounts	336.1	493.3
Production fuel, at weighted average cost	80.9	98.1
Gas stored underground, at weighted average cost	40.6	37.6
Materials and supplies, at weighted average cost	99.1	86.6
Regulatory assets	84.2	57.8
Other	101.4	95.5
Total current assets	751.5	877.1
Property, plant and equipment, net	10,931.1	10,279.2
Investments:
ATC Investment	339.2	317.6
Other	119.4	20.0
Total investments	458.6	337.6
Other assets:
Regulatory assets	1,952.3	1,857.3
Deferred charges and other	21.4	22.6
Total other assets	1,973.7	1,879.9
Total assets	$14,114.9	$13,373.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$105.2	$4.6
Commercial paper	390.3	244.1
Other short-term borrowings	95.0	—
Accounts payable	478.1	445.3
Regulatory liabilities	145.1	186.2
Accrued taxes	39.4	59.5
Other	217.0	222.3
Total current liabilities	1,470.1	1,162.0
Long-term debt, net (excluding current portion)	4,255.1	4,315.6
Other liabilities:
Deferred tax liabilities	2,774.7	2,570.2
Regulatory liabilities	483.4	494.8
Pension and other benefit obligations	481.3	489.9
Other	296.1	279.3
Total other liabilities	4,035.5	3,834.2
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 231,204,360 and 227,673,654 shares outstanding	2.3	2.3
Additional paid-in capital	1,838.2	1,693.1
Retained earnings	2,324.8	2,177.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 454,532 and 441,695 shares at a weighted average cost of $23.52 and $22.71 per share	(10.7)	(10.0)
Total Alliant Energy Corporation common equity	4,154.2	3,862.0
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,354.2	4,062.0
Total liabilities and equity	$14,114.9	$13,373.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$371.2	$316.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	342.7	308.7
Deferred tax expense and tax credits	102.7	76.7
Asset valuation charges for Franklin County wind farm	—	86.4
Other	(7.1)	(44.0)
Other changes in assets and liabilities:
Accounts receivable	72.8	(101.0)
Sales of accounts receivable	91.0	(4.0)
Regulatory assets	(108.9)	36.6
Regulatory liabilities	(64.8)	(66.5)
Deferred income taxes	101.0	71.8
Other	(17.2)	(27.2)
Net cash flows from operating activities	883.4	654.0
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(909.7)	(743.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(139.7)	(43.3)
Other	(22.9)	15.1
Net cash flows used for investing activities	(1,072.3)	(771.8)
Cash flows from financing activities:
Common stock dividends	(215.7)	(199.8)
Proceeds from issuance of common stock, net	143.2	20.4
Proceeds from issuance of long-term debt	—	300.0
Net change in commercial paper and other short-term borrowings	281.2	78.5
Other	(18.8)	(2.4)
Net cash flows from financing activities	189.9	196.7
Net increase in cash and cash equivalents	1.0	78.9
Cash and cash equivalents at beginning of period	8.2	5.8
Cash and cash equivalents at end of period	$9.2	$84.7
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($158.5)	($140.7)
Income taxes, net	($11.4)	($8.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$197.2	$99.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues:
Electric utility	$489.0	$483.2	$1,217.6	$1,209.2
Gas utility	27.4	23.9	147.2	142.6
Steam and other	11.0	9.1	33.3	34.1
Total operating revenues	527.4	516.2	1,398.1	1,385.9
Operating expenses:
Electric production fuel and purchased power	122.5	125.0	330.0	324.8
Electric transmission service	78.2	95.9	235.0	270.7
Cost of gas sold	9.9	8.0	74.6	76.3
Other operation and maintenance	104.4	94.8	288.7	279.8
Depreciation and amortization	66.2	52.7	181.0	157.8
Taxes other than income taxes	14.4	13.9	41.1	40.6
Total operating expenses	395.6	390.3	1,150.4	1,150.0
Operating income	131.8	125.9	247.7	235.9
Interest expense and other:
Interest expense	27.9	25.5	83.5	75.4
Allowance for funds used during construction	(4.7)	(13.8)	(25.1)	(36.2)
Interest income and other	(0.1)	—	(0.2)	(0.1)
Total interest expense and other	23.1	11.7	58.2	39.1
Income before income taxes	108.7	114.2	189.5	196.8
Income tax benefit	(14.3)	(2.5)	(18.6)	(2.5)
Net income	123.0	116.7	208.1	199.3
Preferred dividend requirements	2.6	2.6	7.7	7.7
Earnings available for common stock	$120.4	$114.1	$200.4	$191.6
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.7	$3.3
Accounts receivable, less allowance for doubtful accounts	143.5	240.7
Production fuel, at weighted average cost	56.7	70.3
Gas stored underground, at weighted average cost	21.6	16.3
Materials and supplies, at weighted average cost	52.6	46.5
Regulatory assets	38.9	17.7
Other	39.3	27.7
Total current assets	357.3	422.5
Property, plant and equipment, net	5,764.9	5,435.6
Other assets:
Regulatory assets	1,552.0	1,441.1
Deferred charges and other	8.5	5.5
Total other assets	1,560.5	1,446.6
Total assets	$7,682.7	$7,304.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$100.0	$—
Commercial paper	4.0	—
Accounts payable	224.6	186.3
Accounts payable to associated companies	56.4	43.3
Regulatory liabilities	85.9	149.6
Accrued taxes	39.3	53.8
Other	92.8	88.8
Total current liabilities	603.0	521.8
Long-term debt, net (excluding current portion)	2,095.0	2,153.5
Other liabilities:
Deferred tax liabilities	1,643.5	1,511.8
Regulatory liabilities	298.9	281.2
Pension and other benefit obligations	171.4	173.2
Other	238.5	214.2
Total other liabilities	2,352.3	2,180.4
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,697.8	1,597.8
Retained earnings	701.2	617.8
Total Interstate Power and Light Company common equity	2,432.4	2,249.0
Cumulative preferred stock	200.0	200.0
Total equity	2,632.4	2,449.0
Total liabilities and equity	$7,682.7	$7,304.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$208.1	$199.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	181.0	157.8
Other	26.2	24.3
Other changes in assets and liabilities:
Accounts receivable	12.4	(66.5)
Sales of accounts receivable	91.0	(4.0)
Regulatory assets	(107.8)	(14.1)
Regulatory liabilities	(49.6)	(64.5)
Deferred income taxes	88.9	67.7
Other	20.4	(43.5)
Net cash flows from operating activities	470.6	256.5
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(470.1)	(436.5)
Other	(23.5)	1.1
Net cash flows used for investing activities	(493.6)	(435.4)
Cash flows from financing activities:
Common stock dividends	(117.0)	(114.0)
Capital contributions from parent	100.0	65.0
Proceeds from issuance of long-term debt	—	300.0
Net change in commercial paper	44.0	—
Other	(2.6)	1.1
Net cash flows from financing activities	24.4	252.1
Net increase in cash and cash equivalents	1.4	73.2
Cash and cash equivalents at beginning of period	3.3	4.5
Cash and cash equivalents at end of period	$4.7	$77.7
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($84.1)	($72.5)
Income taxes, net	$13.2	$0.7
Significant non-cash investing and financing activities:
Accrued capital expenditures	$71.0	$44.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues:
Electric utility	$351.6	$381.1	$981.5	$999.9
Gas utility	18.4	15.6	115.5	106.1
Other	0.2	0.3	1.1	0.9
Total operating revenues	370.2	397.0	1,098.1	1,106.9
Operating expenses:
Electric production fuel and purchased power	100.1	120.9	284.7	321.5
Electric transmission service	42.8	42.7	128.3	126.1
Cost of gas sold	5.1	4.5	60.9	56.0
Other operation and maintenance	66.1	54.2	179.7	157.2
Depreciation and amortization	53.6	48.7	158.8	143.5
Taxes other than income taxes	11.8	11.0	35.3	33.8
Total operating expenses	279.5	282.0	847.7	838.1
Operating income	90.7	115.0	250.4	268.8
Interest expense and other:
Interest expense	23.1	22.9	69.1	68.7
Equity income from unconsolidated investments	(0.2)	(9.3)	(0.4)	(29.0)
Allowance for funds used during construction	(4.9)	(2.0)	(11.6)	(8.1)
Interest income and other	(0.1)	0.1	(0.2)	(0.2)
Total interest expense and other	17.9	11.7	56.9	31.4
Income before income taxes	72.8	103.3	193.5	237.4
Income taxes	23.0	33.7	60.1	77.1
Net income	49.8	69.6	133.4	160.3
Net income attributable to noncontrolling interest	—	0.6	—	1.6
Earnings available for common stock	$49.8	$69.0	$133.4	$158.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.2	$4.2
Accounts receivable, less allowance for doubtful accounts	185.8	226.3
Production fuel, at weighted average cost	24.2	27.8
Gas stored underground, at weighted average cost	19.0	21.3
Materials and supplies, at weighted average cost	43.6	36.3
Regulatory assets	45.3	40.1
Other	64.6	60.5
Total current assets	385.7	416.5
Property, plant and equipment, net	4,782.4	4,426.7
Other assets:
Regulatory assets	400.3	416.2
Deferred charges and other	25.7	30.9
Total other assets	426.0	447.1
Total assets	$5,594.1	$5,290.3

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$224.6	$52.3
Accounts payable	197.2	192.9
Regulatory liabilities	59.2	36.6
Other	108.7	112.9
Total current liabilities	589.7	394.7
Long-term debt, net	1,536.2	1,535.2
Other liabilities:
Deferred tax liabilities	1,035.2	971.6
Regulatory liabilities	184.5	213.6
Capital lease obligations - Sheboygan Falls Energy Facility	72.0	77.2
Pension and other benefit obligations	204.2	207.8
Other	162.6	159.4
Total other liabilities	1,658.5	1,629.6
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,059.0	1,019.0
Retained earnings	684.5	645.6
Total Wisconsin Power and Light Company common equity	1,809.7	1,730.8
Total liabilities and equity	$5,594.1	$5,290.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$133.4	$160.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	158.8	143.5
Deferred tax expense and tax credits	60.1	97.9
Other	4.8	(20.3)
Other changes in assets and liabilities:
Accounts receivable	41.8	(12.8)
Regulatory assets	(1.1)	50.7
Other	(36.6)	20.0
Net cash flows from operating activities	361.2	439.3
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(454.0)	(307.1)
Other	(16.2)	(19.6)
Net cash flows used for investing activities	(470.2)	(326.7)
Cash flows from (used for) financing activities:
Common stock dividends	(94.5)	(101.2)
Capital contribution from parent	40.0	—
Net change in commercial paper	172.3	(8.1)
Other	(9.8)	1.9
Net cash flows from (used for) financing activities	108.0	(107.4)
Net increase (decrease) in cash and cash equivalents	(1.0)	5.2
Cash and cash equivalents at beginning of period	4.2	0.4
Cash and cash equivalents at end of period	$3.2	$5.6
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($68.1)	($67.7)
Income taxes, net	($20.2)	$19.6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$122.3	$50.8

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT in 2013, which have resulted in operating expenses and income subsequent to the sale.

NOTE 1(b) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018 and currently expect to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to the opening retained earnings balance on January 1, 2018, as if the standard had always been in effect. Alliant Energy, IPL and WPL have continued to make progress in the evaluation of the revenue recognition standard and do not currently anticipate a significant change in revenue recognition for retail electric and gas sales. These sales represent the majority of Alliant Energy’s, IPL’s and WPL’s revenues and are from tariff offerings that provide electricity or natural gas without a defined contractual term. For such arrangements, revenues from contracts with customers will be equivalent to the electricity or natural gas supplied and billed, or estimated to be billed, and there will be no significant shift in the timing or pattern of revenue recognition for such sales. The most significant impact to the financial statements for Alliant Energy, IPL and WPL is expected to be in the form of additional disclosures. The incremental disclosures could include disaggregation of revenue by location and customer class. Alliant Energy, IPL and WPL expect to complete the evaluation of the impact of the revenue recognition standard on their financial condition, results of operations and disclosures by January 1, 2018.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. This new presentation will shift the majority of the net periodic benefit costs from “Other operation and maintenance” expenses to “Interest expense and other” expenses in the income statements. In addition, only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment, when applicable. IPL and WPL, as rate-regulated entities, currently expect to capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2018. Upon adoption, the standard must be applied retrospectively for the presentation requirements and prospectively for the capitalization requirements. Alliant Energy, IPL and WPL continue to evaluate additional impacts of this standard on their financial condition and results of operations.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Tax-related	$1,147.9	$1,055.6	$1,107.9	$1,022.4	$40.0	$33.2
Pension and OPEB costs	547.8	578.7	279.3	294.0	268.5	284.7
Asset retirement obligations	107.9	105.9	71.9	64.3	36.0	41.6
EGUs retired early	67.4	41.4	32.9	—	34.5	41.4
Derivatives	49.9	30.7	22.3	10.0	27.6	20.7
Emission allowances	25.6	26.2	25.6	26.2	—	—
Other	90.0	76.6	51.0	41.9	39.0	34.7
	$2,036.5	$1,915.1	$1,590.9	$1,458.8	$445.6	$456.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost of removal obligations	$412.1	$411.6	$272.9	$269.4	$139.2	$142.2
Electric transmission cost recovery	94.8	72.0	35.9	35.7	58.9	36.3
IPL’s tax benefit riders	45.0	83.5	45.0	83.5	—	—
Commodity cost recovery	21.2	30.8	15.0	17.8	6.2	13.0
Energy efficiency cost recovery	20.0	20.5	—	—	20.0	20.5
Derivatives	10.9	31.5	5.8	12.1	5.1	19.4
Other	24.5	31.1	10.2	12.3	14.3	18.8
	$628.5	$681.0	$384.8	$430.8	$243.7	$250.2

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2017, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Asset retirement obligations - In September 2017, IPL reached a partial settlement agreement related to its retail electric rate review (2016 Test Year), subject to IUB approval. The proposed settlement does not include the recovery of certain asset retirement obligation costs previously recorded as regulatory assets, and as a result, Alliant Energy and IPL recorded a write-down of regulatory assets in the third quarter of 2017 as discussed in “IPL’s Retail Electric Rate Review (2016 Test Year)” below.

Electric generating units retired early - In June 2017, IPL retired Sutherland Units 1 and 3 and reclassified the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. IPL is currently earning a return on the remaining net book value of these EGUs, as well as recovering the remaining net book value of these EGUs from both its retail and wholesale customers. IPL’s proposed settlement reached in September 2017 includes recovery of the remaining net book value of these EGUs from IPL’s retail customers over a 10-year period. However, the proposed settlement does not allow IPL to earn a return on the remaining net book value of these EGUs from its retail customers when final rates are implemented, and as a result, Alliant Energy and IPL recorded a write-down of regulatory assets in the third quarter of 2017 as discussed in “IPL’s Retail Electric Rate Review (2016 Test Year)” below. IPL has requested continued recovery of the remaining net book value of these EGUs from its retail customers over a 10-year period from the IUB, with a decision currently expected in the first quarter of 2018. In September 2017, FERC approved continued recovery of the remaining net book value of these EGUs from IPL’s wholesale customers over a 10-year period.

Derivatives - Refer to Note 11 for discussion of derivative assets and derivative liabilities.

Electric transmission cost recovery - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC, to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). During the nine months ended September 30, 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. IPL and WPL each initially recorded the retail portion of the refunds to a regulatory liability. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC is currently being refunded to its retail customers in 2017. WPL’s retail portion of the refund from ATC LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. IPL’s and WPL’s wholesale customers received their share of the refunds through normal monthly billing practices in 2017.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures and cost of removal expenditures, and a rate-making accounting change for capitalized interest. For the nine months ended September 30, 2017, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by ($39) million as follows (in millions):

Electric tax benefit rider credits	($51)
Gas tax benefit rider credits	(5)
Rate-making accounting change	17
($39)

In the third quarter of 2017, Alliant Energy and IPL implemented a rate-making accounting change for capitalized interest. IPL currently anticipates crediting its related tax benefits from this rate-making accounting change to its Iowa retail electric and gas customers in the future, and as a result, Alliant Energy and IPL recorded an increase of $17 million to IPL’s tax benefit riders regulatory liabilities during the nine months ended September 30, 2017.

Utility Rate Reviews -
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017, without regulatory review, and will be subject to refund pending determination of final rates. Tax benefit rider credits and MISO transmission owner return on equity refunds are expected to reduce the effect of the rate increase on customer bills in 2017 and 2018. For the three and nine months ended September 30, 2017, Alliant Energy and IPL recorded increases in electric base rates of $34 million and $54 million, respectively, in conjunction with the interim retail electric base rate increase.

In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group for an annual electric base rate increase of $130 million, or approximately 9%. The final proposed rate increase (based on proposed settlement) includes increased depreciation expense resulting from an updated depreciation study; recovery over a four-year period of asset retirement obligation expenditures since the last retail electric rate filing in 2010; recovery over a 10-year period of the remaining net book value of Sutherland Units 1 and 3, unamortized forward contract costs for SO2 emission allowances through the energy adjustment clause and cancelled project costs approved in a prior emissions plan and budget; and no double leverage applied to the weighted-average cost of capital. The proposed settlement did not address rate design or IPL’s proposal to continue the electric transmission cost rider. As a result of the proposed settlement, in the third quarter of 2017, IPL recorded a write-down of regulatory assets of $9 million, including $4 million to “Other operation and maintenance” expenses primarily related to IPL being no longer probable of earning a return on the remaining net book value of Sutherland Units 1 and 3 from its retail customers when final rates are implemented, and $5 million to “Depreciation and amortization” expenses for asset retirement obligations deemed no longer probable of recovery in future rates. IPL currently expects to implement final rates in the first quarter of 2018. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

WPL’s Retail Electric and Gas Rate Review (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas base rates of $9 million, or approximately 13%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. These increases were effective January 1, 2017 and extend through the end of 2018. For the three and nine months ended September 30, 2017, Alliant Energy and WPL recorded increases in electric base rates of $4 million and $42 million, and increases in gas base rates of $2 million and $6 million, respectively, in conjunction with the base rate increases authorized in the PSCW’s December 2016 order.

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - Pursuant to a 2015 PSCW order, WPL’s 2016 fuel-related costs were subject to deferral if they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. In August 2017, the PSCW authorized WPL to utilize $6 million of the over-collections as an offset to projected 2017 fuel-related cost under-collections. As of September 30, 2017, $3 million of remaining fuel-related costs for 2016 outside of the approved bandwidth are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above, and these costs are expected to offset any rate changes for WPL’s 2018 fuel-related costs.

WPL’s Retail Fuel-related Rate Filing (2017 Test Year) - In March 2017, WPL filed an application with the PSCW for a mid-year fuel-related cost adjustment for 2017. Fuel-related costs for 2017 are currently expected to exceed the approved 2017 fuel-related cost plan by more than the 2% annual bandwidth. In August 2017, the PSCW authorized WPL to utilize $6 million of the 2016 fuel-related cost over-collections to offset a portion of the projected fuel-related cost under-collections for 2017. As of September 30, 2017, after applying the 2016 over-recovery amounts, the remaining fuel-related costs for 2017 outside of the approved bandwidth were $3 million and are included in “Other” in Alliant Energy’s and WPL’s regulatory assets table above.

WPL’s Retail Fuel-related Rate Filing (2018 Test Year) - In July 2017, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $6 million, or approximately 1%, in 2018. The increase primarily reflects a change in expected fuel-related costs in 2018, which are expected to be offset by $3 million of over-collections from WPL’s 2016 fuel-related costs as discussed above. Any rate changes granted from this request are expected to be effective January 1, 2018.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Projects -
IPL’s Marshalltown Generating Station - IPL’s construction of Marshalltown, an approximate 660 MW natural gas-fired combined-cycle EGU, was completed and the EGU was placed into service in April 2017. As of September 30, 2017, Alliant Energy and IPL recorded total project costs of $643 million and AFUDC of $81 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by early 2020. As of September 30, 2017, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $278 million and AFUDC of $9 million for West Riverside in “Property, plant and equipment, net” on their balance sheets. These capital expenditures do not yet reflect any potential impacts from the exercise of purchase options by certain WPL electric cooperatives for a partial ownership interest in West Riverside.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add up to 1,000 MW of new wind projects to its existing generation portfolio. These wind projects are expected to be placed into service in 2019 and 2020. As of September 30, 2017, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $184 million and AFUDC of $7 million for this expansion of wind generation in “Property, plant and equipment, net” on their balance sheets.

Franklin County Wind Farm - Based on an evaluation of the strategic options for the Franklin County wind farm performed in the third quarter of 2016, Alliant Energy concluded, as of September 30, 2016, it was probable the Franklin County wind farm would be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets and recorded non-cash, pre-tax asset valuation charges of $86 million (after-tax charges of $51 million, or $0.23 per share) in the third quarter of 2016. Alliant Energy recorded such charges as a reduction to property, plant and equipment on its balance sheet in 2016 and charges to “Asset valuation charges for Franklin County wind farm” in its income statements for the three and nine months ended September 30, 2016. The proposed settlement for IPL’s retail electric rate review (2016 Test Year) included recovery of the transfer price for the Franklin County wind farm.

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

WPL’s Proposed Acquisition of Forward Wind Energy Center - In October 2017, WPL entered into definitive agreements to acquire the assets of the Forward Wind Energy Center (FWEC), which is a 129 MW wind farm located in Wisconsin. WPL currently expects to acquire 55 MW of FWEC for approximately $74 million. WPL currently expects to file for approval from the PSCW and FERC in the fourth quarter of 2017, with decisions expected by the second quarter of 2018.

Retirement of IPL’s Sutherland Units 1 and 3 - In June 2017, IPL retired Sutherland Units 1 and 3 and reclassified the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. Refer to Note 2 for further discussion.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2017, IPL had $1.5 million of available capacity under its sales of accounts receivable program. For the three and nine months ended September 30, 2017 and 2016, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2017	2016	2017	2016
Maximum outstanding aggregate cash proceeds	$112.0	$172.0	$112.0	$172.0
Average outstanding aggregate cash proceeds	66.2	112.3	58.7	91.5

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2017	December 31, 2016
Customer accounts receivable	$153.6	$157.6
Unbilled utility revenues	89.1	90.4
Other receivables	1.1	0.1
Receivables sold to third party	243.8	248.1
Less: cash proceeds (a)	112.0	21.0
Deferred proceeds	131.8	227.1
Less: allowance for doubtful accounts	16.5	16.0
Fair value of deferred proceeds	$115.3	$211.1

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of September 30, 2017, outstanding receivables past due under the Receivables Agreement were $54.1 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2017	2016	2017	2016
Collections reinvested in receivables	$347.9	$499.7	$1,283.2	$1,362.1
Write-off losses (recoveries), net	3.5	(0.3)	10.4	(0.6)

In connection with the implementation of IPL’s new customer billing and information system in 2016, IPL postponed the write-off of customer bills for a portion of 2016, resulting in lower write-offs for the three and nine months ended September 30, 2016.

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
ATC Investment	($10.1)	($9.1)	($32.7)	($28.6)	$—	($9.1)	$—	($28.6)
Other	—	(0.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.4)	(0.4)
	($10.1)	($9.2)	($32.9)	($28.8)	($0.2)	($9.3)	($0.4)	($29.0)

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

Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma, which started commercial operations in December 2016. The wind farm provides electricity to a third-party under a long-term purchased power agreement. In the third quarter of 2017, Alliant Energy’s “Other investments” assets increased $98 million from this acquisition. Alliant Energy will not maintain or operate the wind farm, and provided a parent guarantee of its subsidiary’s indemnification obligations under the operating agreement and purchased power agreement. Refer to Note 12(d) for discussion of the guarantee. Alliant Energy accounts for this non-regulated investment under the equity method of accounting, with the related equity (income) loss from unconsolidated investments included in the “Other” line in the above table. In conjunction with the acquisition, in July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor).

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the nine months ended September 30, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2017	227,673,654
At-the-market offering program	3,074,931
Shareowner Direct Plan issuances	496,437
Equity-based compensation plans (Note 9(b))	5,185
Other	(45,847)
Shares outstanding, September 30, 2017	231,204,360

At-the-Market Offering Program - In May 2017, Alliant Energy filed a prospectus supplement under which it could sell up to $125 million of its common stock through an at-the-market offering program. As of September 30, 2017, Alliant Energy issued 3,074,931 shares of common stock through this program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through this at-the-market offering program.

Dividend Restrictions - As of September 30, 2017, IPL’s amount of retained earnings that were free of dividend restrictions was $701 million. As of September 30, 2017, WPL’s amount of retained earnings that were free of dividend restrictions was $32 million for the remainder of 2017.

Restricted Net Assets of Subsidiaries - As of September 30, 2017, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.7 billion and $1.8 billion, respectively.

Comprehensive Income - For the three and nine months ended September 30, 2017 and 2016, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2017 and 2016, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Note 7(a) Short-term Debt - In August 2017, Alliant Energy, IPL and WPL entered into a single new credit facility agreement, which expires in August 2022. The new credit facility agreement includes financial covenants similar to those that were included in the previous credit facility agreements. As of September 30, 2017, the short-term borrowing capacity under the new credit facility agreement totaled $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its initial sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

September 30, 2017	Alliant Energy	IPL	WPL
Commercial paper outstanding	$390.3	$4.0	$224.6
Commercial paper weighted average interest rates	1.2%	1.4%	1.1%
Available credit facility capacity (a)	$569.7	$256.0	$175.4

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2017	2016	2017	2016	2017	2016
Maximum amount outstanding (based on daily outstanding balances)	$424.4	$248.0	$20.0	$3.1	$271.2	$55.4
Average amount outstanding (based on daily outstanding balances)	$386.2	$220.1	$0.4	$0.1	$217.0	$36.4
Weighted average interest rates	1.3%	0.6%	1.4%	0.6%	1.1%	0.4%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$424.4	$248.0	$20.0	$3.1	$271.2	$62.9
Average amount outstanding (based on daily outstanding balances)	$323.9	$210.7	$0.5	$—	$144.2	$33.2
Weighted average interest rates	1.1%	0.6%	1.2%	0.6%	1.0%	0.4%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at September 30, 2017.

In July 2017, AEF entered into a $95 million, 364-day variable-rate (1.8% at September 30, 2017) term loan credit agreement (with Alliant Energy as guarantor) related to the acquisition of a non-regulated wind farm located in Oklahoma, which includes substantially the same financial covenants that are included in Alliant Energy’s current credit facility agreement. Refer to Note 5(a) for further discussion of the non-regulated wind farm acquisition.

NOTE 7(b) Long-term Debt - As of September 30, 2017, $40.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of a long-term credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of September 30, 2017, this commercial paper balance had a 1.4% interest rate.

In October 2017, WPL issued $300 million of 3.05% debentures due 2027. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes.

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2017	2016	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Effect of rate-making on property-related differences	(10.1)	(11.9)	(22.6)	(16.5)	(1.9)	(0.7)
IPL’s tax benefit riders	(8.3)	(13.1)	(20.9)	(20.1)	—	—
Production tax credits	(6.2)	(9.0)	(7.0)	(6.0)	(7.0)	(5.7)
Other items, net	2.8	4.4	2.3	5.4	5.5	4.0
Overall income tax rate	13.2%	5.4%	(13.2%)	(2.2%)	31.6%	32.6%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2017	2016	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Effect of rate-making on property-related differences	(9.1)	(8.2)	(20.6)	(14.8)	(1.8)	(0.8)
IPL’s tax benefit riders	(8.1)	(10.2)	(20.1)	(19.6)	—	—
Production tax credits	(6.0)	(7.2)	(6.8)	(6.1)	(7.0)	(6.1)
Other items, net	3.1	3.5	2.7	4.2	4.9	4.4
Overall income tax rate	14.9%	12.9%	(9.8%)	(1.3%)	31.1%	32.5%

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2017, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $204.5 million, $131.7 million and $63.6 million, respectively. These increases were primarily due to property-related differences recorded during the nine months ended September 30, 2017. Alliant Energy’s and IPL’s increases were partially offset by the generation of federal net operating losses recorded during the nine months ended September 30, 2017, which are primarily due to accelerated tax depreciation associated with Marshalltown.

Carryforwards - At September 30, 2017, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$815	$500	$208
State net operating losses	2018-2037	701	14	2
Federal tax credits	2022-2037	297	110	125

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$3.1	$3.2	$9.3	$9.5	$1.2	$1.4	$3.7	$4.0
Interest cost	12.7	13.2	38.3	39.7	2.2	2.3	6.5	7.0
Expected return on plan assets	(16.3)	(16.3)	(49.1)	(49.1)	(1.5)	(1.6)	(4.6)	(4.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.2)	(0.1)	(1.0)	(0.2)	(3.1)
Amortization of actuarial loss	9.4	9.3	28.2	28.0	1.0	1.2	2.9	3.6
Settlement losses (a)	0.9	—	0.9	—	—	—	—	—
	$9.7	$9.3	$27.3	$27.9	$2.8	$2.3	$8.3	$6.9

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1.8	$1.8	$5.5	$5.6	$0.5	$0.5	$1.6	$1.7
Interest cost	5.9	6.1	17.6	18.4	0.8	1.0	2.6	2.9
Expected return on plan assets	(7.7)	(7.7)	(23.1)	(23.2)	(1.0)	(1.0)	(3.2)	(3.2)
Amortization of prior service credit	—	—	(0.1)	(0.1)	—	(0.7)	—	(2.0)
Amortization of actuarial loss	4.0	4.2	12.1	12.4	0.5	0.7	1.5	2.0
	$4.0	$4.4	$12.0	$13.1	$0.8	$0.5	$2.5	$1.4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1.2	$1.3	$3.6	$3.7	$0.5	$0.5	$1.4	$1.5
Interest cost	5.5	5.5	16.4	16.7	0.9	0.9	2.6	2.8
Expected return on plan assets	(7.2)	(7.0)	(21.4)	(21.2)	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service cost (credit)	0.1	—	0.1	0.1	(0.1)	(0.3)	(0.2)	(0.7)
Amortization of actuarial loss	4.6	4.4	13.9	13.2	0.4	0.5	1.2	1.4
	$4.2	$4.2	$12.6	$12.5	$1.5	$1.4	$4.4	$4.4

(a)	Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Compensation expense	$5.1	$4.4	$9.9	$16.8	$2.8	$2.4	$5.4	$8.9	$2.1	$1.9	$4.1	$7.3
Income tax benefits	2.1	1.7	4.0	6.8	1.1	1.0	2.2	3.7	0.9	0.7	1.7	2.9

As of September 30, 2017, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $8.5 million, $4.7 million and $3.5 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity for the nine months ended September 30, 2017, with amounts representing the target number of awards, was as follows:

	Performance Shares	Performance Units
Nonvested awards, January 1	257,599	93,320
Granted	65,350	21,558
Vested	(99,438)	(37,395)
Forfeited	—	(4,243)
Nonvested awards, September 30	223,511	73,240

Vested Awards - During the nine months ended September 30, 2017, certain performance shares and performance units that were granted in 2014 vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares	Performance Units
Performance awards vested	99,438	37,395
Percentage of target number of performance awards	147.5%	147.5%
Aggregate payout value (in millions)	$5.6	$1.5
Payout - cash (in millions)	$5.1	$1.5
Payout - common stock shares issued	5,185	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at September 30, 2017, by year of grant, was as follows:

	Performance Shares			Performance Units
	2017 Grant	2016 Grant	2015 Grant	2017 Grant	2016 Grant	2015 Grant
Nonvested awards at target	65,350	67,355	90,806	19,531	21,751	31,958
Alliant Energy common stock closing price on September 29, 2017	$41.57	$41.57	$41.57	$41.57	$41.57	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	N/A	$32.55
Estimated payout percentage based on performance criteria	100%	138%	113%	100%	138%	113%
Fair values of each nonvested award	$41.57	$57.37	$46.97	$41.57	$57.37	$36.78

Performance Restricted Stock Units - A summary of the performance restricted stock units activity for the nine months ended September 30, 2017, with amounts representing the target number of units, was as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	67,355	$33.96
Granted	65,350	39.12
Nonvested units, September 30	132,705	36.50

Restricted Stock Units - A summary of the restricted stock units activity for the nine months ended September 30, 2017, was as follows:

Nonvested units, January 1	57,736
Granted	56,013
Nonvested units, September 30	113,749

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$29.4	$—	$2.9	$26.5	$29.4	$41.4	$—	$4.6	$36.8	$41.4
Deferred proceeds	115.3	—	—	115.3	115.3	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	45.1	—	14.9	30.2	45.1	28.6	—	0.5	28.1	28.6
Long-term debt (incl. current maturities)	4,360.3	—	4,893.3	2.9	4,896.2	4,320.2	—	4,795.7	3.3	4,799.0
Cumulative preferred stock of IPL	200.0	202.3	—	—	202.3	200.0	194.8	—	—	194.8

IPL	September 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$21.1	$—	$1.6	$19.5	$21.1	$20.8	$—	$2.8	$18.0	$20.8
Deferred proceeds	115.3	—	—	115.3	115.3	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	18.7	—	4.5	14.2	18.7	8.3	—	0.4	7.9	8.3
Long-term debt (incl. current maturities)	2,195.0	—	2,430.1	—	2,430.1	2,153.5	—	2,352.3	—	2,352.3
Cumulative preferred stock	200.0	202.3	—	—	202.3	200.0	194.8	—	—	194.8

WPL	September 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$8.3	$—	$1.3	$7.0	$8.3	$20.6	$—	$1.8	$18.8	$20.6
Liabilities:
Derivatives	26.4	—	10.4	16.0	26.4	20.3	—	0.1	20.2	20.3
Long-term debt	1,536.2	—	1,829.3	—	1,829.3	1,535.2	—	1,807.4	—	1,807.4

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2017	2016	2017	2016
Beginning balance, July 1	$9.2	$0.6	$170.0	$74.4
Total net losses included in changes in net assets (realized/unrealized)	(4.3)	(5.1)	—	—
Transfers out of Level 3	—	0.8	—	—
Sales	(0.1)	(0.2)	—	—
Settlements (a)	(8.5)	(4.0)	(54.7)	165.3
Ending balance, September 30	($3.7)	($7.9)	$115.3	$239.7
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($4.2)	($5.0)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2017	2016	2017	2016
Beginning balance, January 1	$8.7	($32.7)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(31.3)	8.0	—	—
Transfers into Level 3	—	0.9	—	—
Transfers out of Level 3	12.2	1.2	—	—
Purchases	28.3	22.0	—	—
Sales	(0.3)	(0.9)	—	—
Settlements (a)	(21.3)	(6.4)	(95.8)	67.7
Ending balance, September 30	($3.7)	($7.9)	$115.3	$239.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($29.4)	$9.7	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2017	2016	2017	2016
Beginning balance, July 1	$17.1	$18.3	$170.0	$74.4
Total net losses included in changes in net assets (realized/unrealized)	(4.4)	(0.4)	—	—
Transfers out of Level 3	—	0.3	—	—
Sales	(0.1)	(0.2)	—	—
Settlements (a)	(7.3)	(4.6)	(54.7)	165.3
Ending balance, September 30	$5.3	$13.4	$115.3	$239.7
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($4.5)	($0.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2017	2016	2017	2016
Beginning balance, January 1	$10.1	($1.9)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(13.9)	4.8	—	—
Transfers into Level 3	—	0.5	—	—
Transfers out of Level 3	3.1	0.2	—	—
Purchases	24.6	20.6	—	—
Sales	(0.2)	(0.9)	—	—
Settlements (a)	(18.4)	(9.9)	(95.8)	67.7
Ending balance, September 30	$5.3	$13.4	$115.3	$239.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($12.6)	$5.7	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2017	2016
Beginning balance, July 1	($7.9)	($17.7)
Total net gains (losses) included in changes in net assets (realized/unrealized)	0.1	(4.7)
Transfers out of Level 3	—	0.5
Settlements	(1.2)	0.6
Ending balance, September 30	($9.0)	($21.3)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$0.3	($4.6)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2017	2016
Beginning balance, January 1	($1.4)	($30.8)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(17.4)	3.2
Transfers into Level 3	—	0.4
Transfers out of Level 3	9.1	1.0
Purchases	3.7	1.4
Sales	(0.1)	—
Settlements	(2.9)	3.5
Ending balance, September 30	($9.0)	($21.3)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($16.8)	$4.0

(a)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of electric, natural gas, coal and diesel fuel commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2017	($22.2)	$18.5	($10.4)	$15.7	($11.8)	$2.8
December 31, 2016	(2.3)	11.0	0.1	10.0	(2.4)	1.0

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2017, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	1,645	2017-2018	14,745	2017-2018	173,234	2017-2026	4,963	2017-2019	7,308	2017-2019
IPL	—	—	9,219	2017-2018	79,561	2017-2026	1,820	2017-2019	—	—
WPL	1,645	2017-2018	5,526	2017-2018	93,673	2017-2026	3,143	2017-2018	7,308	2017-2019

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

	Alliant Energy		IPL		WPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current derivative assets	$26.7	$29.4	$20.3	$19.1	$6.4	$10.3
Non-current derivative assets	2.7	12.0	0.8	1.7	1.9	10.3
Current derivative liabilities	18.5	13.3	4.6	2.7	13.9	10.6
Non-current derivative liabilities	26.6	15.3	14.1	5.6	12.5	9.7

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2017 and December 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2017 and December 31, 2016. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside. At September 30, 2017, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $105 million, $8 million and $97 million, respectively.

NOTE 12(b) Other Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase obligations associated with other goods and services. At September 30, 2017, minimum future commitments related to these purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,278	$1,194	$84
Natural gas	847	422	425
Coal (b)	144	66	78
Other (c)	34	25	1
	$2,303	$1,707	$588

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2017 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2017.

NOTE 12(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against Cedar Rapids and Iowa City Railway Company (CRANDIC), Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of September 30, 2017.

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

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of September 30, 2017, the present value of the abandonment obligations is estimated at $33 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2017.

Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-regulated wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term purchased power agreement. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and purchased power agreement. Alliant Energy’s obligations under the operating agreement were $98 million as of September 30, 2017 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the purchased power agreement are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2017. Refer to Note 5(a) for further discussion of the non-regulated wind investment.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2017. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

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

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. Costs of future expenditures for environmental remediation obligations are not discounted. At September 30, 2017, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions). At September 30, 2017, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$12	-	$31	$10	-	$27
Current and non-current environmental liabilities	16			14

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

WPL has completed various requirements under the Consent Decree. WPL’s remaining requirements include installing an SCR system at Columbia Unit 2 and fuel switching or retiring Edgewater Unit 4 by December 31, 2018. The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits for Columbia Units 1 and 2, and Edgewater Units 4 and 5. In addition, the Consent Decree includes annual plant-wide SO2 and NOx emission caps for Columbia and Edgewater. WPL is also in the process of completing approximately $7 million in environmental mitigation projects. Alliant Energy and WPL currently expect to recover material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers.

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

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for Prairie Creek, and calendar-year SO2 and NOx emission caps in aggregate for Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland. IPL is also in the process of completing approximately $6 million in environmental mitigation projects. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers.

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

NOTE 13. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 5(a) for discussion of Alliant Energy’s acquisition of an interest in a non-regulated wind farm in Oklahoma in July 2017, which increased the assets for “Non-Regulated, Parent and Other.” Refer to Note 3 for discussion of asset valuation charges recorded in the third quarter of 2016 related to the Franklin County wind farm.

	Utility (a)				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Operating revenues	$840.6	$45.8	$11.2	$897.6	$9.3	$906.9
Operating income (loss)	232.6	(2.4)	(7.7)	222.5	9.0	231.5
Net income (loss) attributable to Alliant Energy common shareowners				176.3	(7.5)	168.8
Three Months Ended September 30, 2016
Operating revenues	$864.3	$39.5	$9.4	$913.2	$11.4	$924.6
Operating income (loss)	244.2	(3.7)	0.4	240.9	(78.3)	162.6
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				183.1	(54.3)	128.8
Loss from discontinued operations, net of tax				—	(0.4)	(0.4)
Net income (loss)				183.1	(54.7)	128.4

	Utility (a)				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2017
Operating revenues	$2,199.1	$262.7	$34.4	$2,496.2	$29.9	$2,526.1
Operating income (loss)	475.4	29.5	(6.8)	498.1	25.6	523.7
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				353.5	8.6	362.1
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				353.5	10.0	363.5
Nine Months Ended September 30, 2016
Operating revenues	$2,209.1	$248.7	$35.0	$2,492.8	$30.2	$2,523.0
Operating income (loss)	473.3	27.0	4.4	504.7	(67.6)	437.1
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				350.3	(39.5)	310.8
Loss from discontinued operations, net of tax				—	(2.0)	(2.0)
Net income (loss)				350.3	(41.5)	308.8

(a)
Alliant Energy’s utility business segments include: a) utility electric operations, which include Alliant Energy’s entire investment in ATC; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business.

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2017
Operating revenues	$489.0	$27.4	$11.0	$527.4
Operating income (loss)	138.3	(2.1)	(4.4)	131.8
Earnings available for common stock				120.4
Three Months Ended September 30, 2016
Operating revenues	$483.2	$23.9	$9.1	$516.2
Operating income (loss)	125.9	(1.4)	1.4	125.9
Earnings available for common stock				114.1
Nine Months Ended September 30, 2017
Operating revenues	$1,217.6	$147.2	$33.3	$1,398.1
Operating income (loss)	234.5	14.7	(1.5)	247.7
Earnings available for common stock				200.4
Nine Months Ended September 30, 2016
Operating revenues	$1,209.2	$142.6	$34.1	$1,385.9
Operating income	213.8	15.3	6.8	235.9
Earnings available for common stock				191.6

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2017
Operating revenues	$351.6	$18.4	$0.2	$370.2
Operating income (loss)	94.3	(0.3)	(3.3)	90.7
Earnings available for common stock				49.8
Three Months Ended September 30, 2016
Operating revenues	$381.1	$15.6	$0.3	$397.0
Operating income (loss)	118.3	(2.3)	(1.0)	115.0
Earnings available for common stock				69.0
Nine Months Ended September 30, 2017
Operating revenues	$981.5	$115.5	$1.1	$1,098.1
Operating income (loss)	240.9	14.8	(5.3)	250.4
Earnings available for common stock				133.4
Nine Months Ended September 30, 2016
Operating revenues	$999.9	$106.1	$0.9	$1,106.9
Operating income (loss)	259.5	11.7	(2.4)	268.8
Earnings available for common stock				158.7

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Corporate Services billings	$48	$41	$130	$124	$37	$33	$100	$103
Sales credited	8	4	15	7	6	3	8	6
Purchases billed	109	126	271	324	32	23	99	65

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Net payables to Corporate Services	$118	$104	$64	$72

ATC LLC - Pursuant to various agreements, WPL receives a range of transmission services from ATC LLC. WPL provides operation, maintenance, and construction services to ATC LLC. WPL and ATC LLC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2017	2016	2017	2016
ATC LLC billings to WPL	$26	$28	$79	$82
WPL billings to ATC LLC	2	4	8	10

WPL owed ATC LLC net amounts of $8 million as of September 30, 2017 and $8 million as of December 31, 2016.

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

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2017		2016
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities, ATC Investment and Corporate Services	$179.7	$0.78	$186.7	$0.82
Non-regulated and Parent	(10.9)	(0.05)	(57.9)	(0.25)
Income from continuing operations	168.8	0.73	128.8	0.57
Loss from discontinued operations	—	—	(0.4)	—
Net income	$168.8	$0.73	$128.4	$0.57

The table above includes EPS from continuing operations for utilities, ATC Investment and Corporate Services, and non-regulated and parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Alliant Energy’s, IPL’s and WPL’s income from continuing operations increased (decreased) by $40 million, $6 million and ($19) million, respectively, for the three-month period. Alliant Energy’s increase was primarily due to asset valuation charges at AEF related to the Franklin County wind farm in the third quarter of 2016, higher revenues resulting from IPL’s interim retail electric base rate increase implemented in April 2017 and WPL’s retail electric and gas base rate increases implemented in January 2017, partially offset by estimated temperature impacts on IPL’s and WPL’s retail electric and gas sales, higher depreciation expense, higher energy efficiency cost recovery amortization at WPL, and lower AFUDC at IPL. WPL’s decrease was also impacted by reduced equity income resulting from the transfer of WPL’s investment in ATC LLC to ATI on December 31, 2016.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the third quarters of 2017 and 2016.

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

•
IPL’s and WPL’s Potential Expansion of Wind Generation - In addition to IPL’s 500 MW expansion of wind generation approved by the IUB in October 2016 and transfer of the 99 MW Franklin County wind farm to IPL in 2017, IPL and WPL are currently exploring options to own and operate up to 500 MW and 200 MW, respectively, of additional new wind generation. In August 2017, IPL filed an application with the IUB for advance rate-making principles for the up to 500 MW of the additional wind generation. In the fourth quarter of 2017, WPL expects to file for approval from the PSCW and FERC for the acquisition of 55 MW of the Forward Wind Energy Center, and plans to file for authority for the remaining up to 200 MW of new wind generation. Refer to “Strategic Overview” for further discussion. The amount and timing of these wind projects will largely depend on regulatory approvals and the acquisition of wind sites.

•
WPL’s Construction of West Riverside - In October 2017, WPL received an order from the PSCW authorizing various electric cooperatives, which currently have wholesale power supply agreements with WPL, to acquire approximately 65 MW of West Riverside while the EGU is being constructed. As part of the electric cooperatives’ acquisitions, which are currently expected to be completed in the fourth quarter of 2017, the current wholesale power supply agreements with the various electric cooperatives will be extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

•
Non-regulated Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-regulated wind farm located in Oklahoma. Refer to Note 5(a) for further discussion.

•
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group to increase annual retail electric base rates by $130 million, or approximately 9%, subject to IUB approval. As a result of the proposed settlement, in the third quarter of 2017, IPL recorded a write-down of regulatory assets of $9 million. IPL currently expects to implement final rates in the first quarter of 2018.

•
WPL’s Retail Fuel-related Rate Filing (2018 Test Year) - In July 2017, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $6 million, or approximately 1%, in 2018. The increase primarily reflects a change in expected fuel-related costs in 2018, which are expected to be offset by $3 million of over-collections from WPL’s 2016 fuel-related costs. Any rate changes granted from this request are expected to be effective January 1, 2018.

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC, to determine electric transmission costs billed to utilities, including IPL and WPL. In September 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). During the nine months ended September 30, 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC is currently being refunded to its retail customers in 2017. WPL’s retail portion of the refund from ATC LLC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding.

•
Credit Facility Agreement - In August 2017, Alliant Energy, IPL and WPL entered into a single new credit facility agreement, which expires in August 2022. The new credit facility agreement includes financial covenants similar to those that were included in the previous credit facility agreements. As of September 30, 2017, the short-term borrowing capacity totaled $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL).

•
At-the-Market Offering Program - In the second quarter of 2017, Alliant Energy issued 3.1 million shares of common stock through an at-the-market offering program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes.

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future that have been identified since the filing of the 2016 Form 10-K:

2018 Forecast - In 2018, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue up to $200 million of common stock in 2018 through one or more offerings and its Shareowner Direct Plan. IPL currently expects to issue up to $700 million of long-term debt securities in 2018, of which $350 million would be used to retire maturing long-term debt in 2018. AEF currently expects to issue up to $1.0 billion of long-term debt in 2018, of which $595 million would be used to refinance term loans.

•
Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2018 annual common stock dividend to $1.34 per share, which is equivalent to a quarterly rate of $0.335 per share, beginning with the February 2018 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

•
Utility Electric and Gas Margins - Alliant Energy and IPL currently expect an increase in electric and gas margins in 2018 compared to 2017 as a result of base rate increases in effect from IPL’s retail electric rate review (2016 Test Year) and IPL’s planned retail gas rate review (2017 Test Year). Refer to “Rate Matters” for further discussion of these rate reviews, as well as “Other Future Considerations” for discussion of expected changes in Alliant Energy’s, IPL’s and WPL’s electric transmission service expense in 2018 compared to 2017.

•
Depreciation and Amortization Expenses - Alliant Energy and IPL currently expect an increase in depreciation and amortization expenses in 2018 compared to 2017 due to property additions, and the implementation of updated depreciation rates for IPL as a result of a recently completed depreciation study, which is expected to be effective with the implementation of final rates from IPL’s retail electric rate review (2016 Test Year).

•	Interest Expense - Alliant Energy currently expects interest expense to increase in 2018 compared to 2017 due to financings completed in 2017 and planned in 2018 as discussed above.

•
AFUDC - Alliant Energy currently expects AFUDC to increase in 2018 compared to 2017 primarily due to increased construction work in progress balances related to IPL’s expansion of wind generation and WPL’s West Riverside facility.

RESULTS OF OPERATIONS

Overview - “Executive Overview” provides an overview of Alliant Energy’s, IPL’s and WPL’s earnings for the three months ended September 30, 2017 and 2016. Additional earnings details for the three and nine months ended September 30, 2017 and 2016 are discussed below.

Results of operations include financial information prepared in accordance with GAAP as well as utility electric margins and utility gas margins, which are not measures of financial performance under GAAP. Utility electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Utility gas margins are defined as gas operating revenues less cost of gas sold. Utility electric margins and utility gas margins are non-GAAP financial measures because they exclude other utility and non-regulated operating revenues, other operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income tax expense.

Management believes that utility electric and gas margins provide a meaningful basis for evaluating and managing utility operations since electric production fuel, purchased power and electric transmission service expenses and cost of gas sold are generally passed through to customers, and therefore, result in changes to electric and gas operating revenues that are comparable to changes in such expenses. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These utility electric and gas margins may not be comparable to how other entities define utility electric and gas margin. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Operating income	$231.5	$162.6	$523.7	$437.1	$131.8	$125.9	$247.7	$235.9	$90.7	$115.0	$250.4	$268.8

	Alliant Energy		IPL		WPL
Three Months	2017	2016	2017	2016	2017	2016
Electric utility operating revenues	$840.6	$864.3	$489.0	$483.2	$351.6	$381.1
Electric production fuel and purchased power expenses	(222.6)	(245.9)	(122.5)	(125.0)	(100.1)	(120.9)
Electric transmission service expense	(121.0)	(138.6)	(78.2)	(95.9)	(42.8)	(42.7)
Utility Electric Margin (non-GAAP)	497.0	479.8	288.3	262.3	208.7	217.5

Gas utility operating revenues	45.8	39.5	27.4	23.9	18.4	15.6
Cost of gas sold	(15.0)	(12.5)	(9.9)	(8.0)	(5.1)	(4.5)
Utility Gas Margin (non-GAAP)	30.8	27.0	17.5	15.9	13.3	11.1

Other utility operating revenues	11.2	9.4	11.0	9.1	0.2	0.3
Non-regulated operating revenues	9.3	11.4	—	—	—	—
Asset valuation charges for Franklin County wind farm	—	(86.4)	—	—	—	—
Other operation and maintenance expenses	(169.1)	(148.6)	(104.4)	(94.8)	(66.1)	(54.2)
Depreciation and amortization expenses	(120.7)	(104.1)	(66.2)	(52.7)	(53.6)	(48.7)
Taxes other than income tax expense	(27.0)	(25.9)	(14.4)	(13.9)	(11.8)	(11.0)
Operating income	$231.5	$162.6	$131.8	$125.9	$90.7	$115.0

	Alliant Energy		IPL		WPL
Nine Months	2017	2016	2017	2016	2017	2016
Electric utility operating revenues	$2,199.1	$2,209.1	$1,217.6	$1,209.2	$981.5	$999.9
Electric production fuel and purchased power expenses	(614.7)	(646.3)	(330.0)	(324.8)	(284.7)	(321.5)
Electric transmission service expense	(363.3)	(396.8)	(235.0)	(270.7)	(128.3)	(126.1)
Utility Electric Margin (non-GAAP)	1,221.1	1,166.0	652.6	613.7	568.5	552.3

Gas utility operating revenues	262.7	248.7	147.2	142.6	115.5	106.1
Cost of gas sold	(135.5)	(132.3)	(74.6)	(76.3)	(60.9)	(56.0)
Utility Gas Margin (non-GAAP)	127.2	116.4	72.6	66.3	54.6	50.1

Other utility operating revenues	34.4	35.0	33.3	34.1	1.1	0.9
Non-regulated operating revenues	29.9	30.2	—	—	—	—
Asset valuation charges for Franklin County wind farm	—	(86.4)	—	—	—	—
Other operation and maintenance expenses	(467.1)	(438.2)	(288.7)	(279.8)	(179.7)	(157.2)
Depreciation and amortization expenses	(342.7)	(308.7)	(181.0)	(157.8)	(158.8)	(143.5)
Taxes other than income tax expense	(79.1)	(77.2)	(41.1)	(40.6)	(35.3)	(33.8)
Operating income	$523.7	$437.1	$247.7	$235.9	$250.4	$268.8

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Asset valuation charges for Franklin County wind farm in 2016 (refer to Note 3 for details)	$86	$—	$—	$86	$—	$—
Total utility electric margin variance (refer to details below)	17	26	(9)	55	39	16
Total utility gas margin variance (refer to details below)	4	2	2	11	6	5
Total other operation and maintenance expenses variance (refer to details below)	(21)	(10)	(12)	(29)	(9)	(23)
Higher depreciation expense primarily due to additional plant in service in 2017, including impacts from Marshalltown	(9)	(9)	(2)	(20)	(18)	(6)
Higher depreciation expense at WPL due to updated depreciation rates effective January 2017 approved by the PSCW and FERC	(3)	—	(3)	(9)	—	(9)
Higher depreciation expense at IPL due to write-down of regulatory assets resulting from the proposed IPL electric rate review settlement in 2017	(5)	(5)	—	(5)	(5)	—
Other	—	2	—	(2)	(1)	(1)
	$69	$6	($24)	$87	$12	($18)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Retail	$745.7	$772.5	6,722	6,935	$37.4	$30.9	3,744	3,926
Sales for resale	75.6	77.5	1,390	1,271	—	—	—	—
Transportation/Other	19.3	14.3	22	24	8.4	8.6	19,787	20,302
	$840.6	$864.3	8,134	8,230	$45.8	$39.5	23,531	24,228
Nine Months
Retail	$1,950.4	$1,970.4	18,851	19,139	$236.9	$222.9	30,971	32,720
Sales for resale	204.8	204.9	3,564	3,372	—	—	—	—
Transportation/Other	43.9	33.8	72	75	25.8	25.8	54,849	61,615
	$2,199.1	$2,209.1	22,487	22,586	$262.7	$248.7	85,820	94,335

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Retail	$443.3	$443.7	3,784	3,898	$22.0	$18.9	2,189	2,486
Sales for resale	33.6	29.5	692	389	—	—	—	—
Transportation/Other	12.1	10.0	9	11	5.4	5.0	9,374	8,783
	$489.0	$483.2	4,485	4,298	$27.4	$23.9	11,563	11,269
Nine Months
Retail	$1,105.5	$1,110.8	10,761	10,944	$129.9	$127.2	16,548	18,097
Sales for resale	83.5	75.5	1,527	1,056	—	—	—	—
Transportation/Other	28.6	22.9	30	31	17.3	15.4	29,092	27,066
	$1,217.6	$1,209.2	12,318	12,031	$147.2	$142.6	45,640	45,163

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Retail	$302.4	$328.8	2,938	3,037	$15.4	$12.0	1,555	1,440
Sales for resale	42.0	48.0	698	882	—	—	—	—
Transportation/Other	7.2	4.3	13	13	3.0	3.6	10,413	11,519
	$351.6	$381.1	3,649	3,932	$18.4	$15.6	11,968	12,959
Nine Months
Retail	$844.9	$859.6	8,090	8,195	$107.0	$95.7	14,423	14,623
Sales for resale	121.3	129.4	2,037	2,316	—	—	—	—
Transportation/Other	15.3	10.9	42	44	8.5	$10.4	25,757	34,549
	$981.5	$999.9	10,169	10,555	$115.5	$106.1	40,180	49,172

Temperatures - HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD. The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2017	2016	Resulting Impact in 2017 Compared to 2016
First quarter (HDD)	13% warmer than normal	10% warmer than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating
Second quarter (CDD)	2% cooler - 13% warmer than normal	10% - 35% warmer than normal	Decrease in IPL’s and WPL’s electric sales due to lower demand by customers for air cooling
Third quarter (CDD)	7% - 14% cooler than normal	20% warmer than normal	Decrease in IPL’s and WPL’s electric sales due to lower demand by customers for air cooling

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2017	2016	Change	2017	2016	Change	2017	2016	Change	2017	2016	Change
IPL	($4)	$7	($11)	($8)	$7	($15)	$—	$—	$—	($3)	($2)	($1)
WPL	(4)	4	(8)	(9)	3	(12)	(1)	(1)	—	(3)	(2)	(1)
Total Alliant Energy	($8)	$11	($19)	($17)	$10	($27)	($1)	($1)	$—	($6)	($4)	($2)

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher margins at IPL from the impact of its 2016 Test Year interim retail electric base rate increase (a)	$34	$34	$—	$54	$54	$—
Higher margins at WPL from the impact of its 2017/2018 Test Period retail electric base rate increase (b)	4	—	4	42	—	42
Retail electric customer billing credits at IPL in 2016	3	3	—	7	7	—
Estimated changes in sales caused by temperatures (Refer to “Temperatures” above for details)	(19)	(11)	(8)	(27)	(15)	(12)
Changes in electric fuel-related costs, net of recoveries at WPL (c)	(2)	—	(2)	(11)	—	(11)
Revenue requirement adjustment in 2016 related to certain tax benefits from tax accounting method changes at IPL	(4)	(4)	—	(11)	(11)	—
Lower wholesale margins at WPL primarily due to the expiration of a wholesale power supply agreement on May 31, 2017	(6)	—	(6)	(8)	—	(8)
Other	7	4	3	9	4	5
	$17	$26	($9)	$55	$39	$16

(a)
In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $176 million, or approximately 12%. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. Refer to “Rate Matters” for discussion of IPL’s proposed IPL electric rate review settlement.

(b)
In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. The increase was effective January 1, 2017 and extends through the end of 2018. WPL no longer has winter rates that are lower than summer rates. Thus, the quarter-over-quarter variances resulting from the retail electric base rate increase will be smaller during the summer quarters, compared to the winter quarters.

(c)
WPL estimates the decrease to electric margins from amounts within the approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year was approximately $6 million for the nine months ended September 30, 2017. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $2 million and $5 million for the three and nine months ended September 30, 2016, respectively.

Electric Sales Trends - Alliant Energy’s retail sales volumes decreased 3% and 2% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The decreases were primarily due to the impact of lower residential and commercial sales due to cooler summer temperatures during the three and nine months ended September 30, 2017 compared to the same periods in 2016, partially offset by increases in WPL’s industrial sales from higher customer production and customer expansions. The nine-month decrease was also impacted by an extra day of retail sales during 2016 due to the leap year.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail gas base rate increase (a)	$2	$—	$2	$6	$—	$6
Higher revenues at IPL due to lower gas tax benefit rider credits on customer’s bills (Refer to Note 2 for details)	1	1	—	4	4	—
Estimated changes in sales caused by temperatures (Refer to “Temperatures” above for details)	—	—	—	(2)	(1)	(1)
Other	1	1	—	3	3	—
	$4	$2	$2	$11	$6	$5

(a)
In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail gas base rates of $9 million, or approximately 13%. The increase is effective January 1, 2017 and extends through the end of 2018.

Other Operation and Maintenance Expenses - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	($7)	$—	($7)	($20)	$—	($20)
(Higher) lower bad debt expense	(1)	1	(2)	(9)	(3)	(6)
Charges related to cancelled software projects in 2017	(6)	(3)	(3)	(6)	(3)	(3)
Write-down of regulatory assets due to the proposed IPL electric rate review settlement in 2017	(4)	(4)	—	(4)	(4)	—
(Higher) lower equity-based performance compensation expense	(1)	—	—	7	4	3
Other	(2)	(4)	—	3	(3)	3
	($21)	($10)	($12)	($29)	($9)	($23)

(a)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in energy efficiency cost recovery amortizations for 2017 and 2018.

Interest Expense and Other Variances - The following items contributed to (increased) decreased interest expense and other for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($5)	($2)	$—	($14)	($8)	$—
Lower equity income from unconsolidated investments at WPL from the transfer of its investment in ATC LLC to ATI on December 31, 2016	—	—	(9)	—	—	(29)
Higher (lower) AFUDC primarily due to increased (decreased) construction work in progress balances	(6)	(9)	3	(8)	(11)	4
Other	1	—	—	4	—	(1)
	($10)	($11)	($6)	($18)	($19)	($26)

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

WPL’s Construction of West Riverside - In October 2017, WPL received an order from the PSCW authorizing various electric cooperatives, which currently have wholesale power supply agreements with WPL, to acquire approximately 65 MW of West Riverside while the EGU is being constructed. As part of the electric cooperatives’ acquisitions, which are currently expected to be completed in the fourth quarter of 2017, the current wholesale power supply agreements with the various electric cooperatives will be extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation - The strategic plan includes the planned expansion of wind generation as follows. Estimated capital expenditures for the planned wind generation projects for 2017 through 2020 are included in the “Renewable projects” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Wind Generation (a)	Regulatory Application Filing Status
IPL - up to 500 MW	Approved by the IUB in October 2016
IPL - up to 500 MW (b)	Filed with the IUB in August 2017
WPL - up to 200 MW (b)	Plan to file with the PSCW in the fourth quarter of 2017

(a)
IPL and WPL believe their respective planned expansion of wind generation will qualify for the full level of production tax credits as a result of progress payments in 2016 for wind turbines, and plan to place these wind projects into service by the fourth quarter of 2020.

(b)	The amount and timing of these wind projects will largely depend on regulatory approvals and the acquisition of wind sites.

IPL’s Expansion of Wind Generation - In October 2016, IPL received approval from the IUB for up to 500 MW of new wind generation. In August 2017, IPL filed an application with the IUB for advance rate-making principles for up to 500 MW of additional wind generation. The advance rate-making principles requested by IPL in the August 2017 application were as follows:

•
Up to 500 MW of additional wind generation that qualifies for the full level of production tax credits, as long as the project is located in Iowa, with a cost cap of $1,780/kilowatt, including AFUDC and transmission costs. Any costs incurred in excess of this $1,780/kilowatt cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

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

WPL’s Proposed Acquisition of Forward Wind Energy Center - In October 2017, WPL, along with Wisconsin Public Service Corporation and Madison Gas and Electric Company, entered into definitive agreements to acquire the assets of the Forward Wind Energy Center (FWEC), which is a 129 MW wind farm located in Wisconsin. WPL currently expects to acquire 55 MW of FWEC for approximately $74 million. WPL currently expects to file for approval from the PSCW and FERC in the fourth quarter of 2017, with decisions expected by the second quarter of 2018. WPL, Wisconsin Public Service Corporation and Madison Gas and Electric Company have been receiving electricity from FWEC under purchased power agreements since FWEC began commercial operations in 2008. Upon completion of the acquisitions, such purchased power agreements will terminate. This proposed acquisition is included in WPL’s plans for up to 200 MW of additional wind generation discussed above.

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

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers and interim rates were implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group. The requested interim and final (based on proposed settlement) rate increases were calculated based on the following (Return on Common Equity (ROE)):

	Interim Rates	Final Rates (Proposed Settlement)
Regulatory capital structure:
Common equity	49.1%	49.0%
Long-term debt	46.3%	46.8%
Preferred equity	4.6%	4.2%
After-tax weighted-average cost of capital:
Marshalltown (ROE - 11.0%)	8.1%	8.0%
Emery (ROE - 12.23%)	8.7%	8.6%
Whispering Willow - East (ROE - 11.7%)	8.4%	8.3%
Other (ROE - 9.6%) (a)	7.4%	7.3%
Retail electric rate base (b)	$3.8 billion	$4.0 billion

(a)
Other ROE of 9.6% for interim rates reflects the application of double leverage. Prior to application of double leverage, Other ROE for interim rates was 10.0%. Other ROE of 9.6% for final rates (based on proposed settlement) does not reflect the application of double leverage.

(b)
The retail electric rate base for interim rates includes post-test year capital additions placed in service prior to the rate filing in April 2017, including Marshalltown and the Franklin County wind farm. The retail electric rate base for final rates (based on proposed settlement) also includes deferred tax assets for production tax credits generated by Whispering Willow - East and post-test year capital additions placed in service by September 30, 2017.

Refer to Note 2 for discussion of IPL’s initial request, interim rates and proposed settlement, as well as details for a write-down of regulatory assets recorded by IPL in the third quarter of 2017 related to the proposed settlement.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for the 2016, 2017 and 2018 Test Years.

Planned Utility Rate Reviews -
IPL’s Retail Gas Rate Review (2017 Test Year) - IPL currently expects to make a retail gas rate filing in the second quarter of 2018 based on a 2017 historical Test Year. The key drivers for the anticipated filing include recovery of capital projects. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 10 months after the filing date.

WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - WPL currently expects to make a retail electric and gas rate filing in the second quarter of 2018 for the 2019/2020 Test Period. Any rate changes granted from this request are expected to be effective on January 1, 2019. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2018.

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

Liquidity Position - At September 30, 2017, Alliant Energy had $9 million of cash and cash equivalents, $570 million ($139 million at the parent company, $256 million at IPL and $175 million at WPL) of available capacity under the revolving credit facility and $2 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2017 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Cash and cash equivalents, January 1	$8.2	$5.8	$3.3	$4.5	$4.2	$0.4
Cash flows from (used for):
Operating activities	883.4	654.0	470.6	256.5	361.2	439.3
Investing activities	(1,072.3)	(771.8)	(493.6)	(435.4)	(470.2)	(326.7)
Financing activities	189.9	196.7	24.4	252.1	108.0	(107.4)
Net increase (decrease)	1.0	78.9	1.4	73.2	(1.0)	5.2
Cash and cash equivalents, September 30	$9.2	$84.7	$4.7	$77.7	$3.2	$5.6

Operating Activities -
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016 - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	$95	$95	$—
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017	54	54	—
Higher collections at WPL due to new retail electric and gas base rates in 2017	48	—	48
Changes in cash collateral balances	38	—	—
Changes in levels of production fuel	11	23	(12)
Timing of WPL’s fuel-related cost recoveries from customers	(49)	—	(49)
Changes in income taxes paid/refunded	(3)	13	(40)
Other (primarily due to other changes in working capital)	35	29	(25)
	$229	$214	($78)

Investing Activities -
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016 - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction expenditures (a)	($166)	($34)	($147)
Non-regulated wind investment in Oklahoma (Refer to Note 5(a) for details)	(98)	—	—
Proceeds from the liquidation of company-owned life insurance policies in 2016	(31)	(19)	—
Other	(6)	(5)	3
	($301)	($58)	($144)

(a)
Largely due to higher expenditures for WPL’s West Riverside facility, IPL’s and WPL’s electric and gas distribution systems and IPL’s expansion of wind generation, partially offset by lower expenditures for IPL’s Marshalltown facility and WPL’s scrubber and baghouse at Edgewater Unit 5.

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2017 through 2021 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates reflect impacts to Alliant Energy’s and WPL’s capital expenditures resulting from purchase options by certain electric cooperatives for a partial ownership interest in West Riverside, as well as additional capital expenditures related to Columbia that WPL is expected to incur related to agreements entered into with Wisconsin Public Service Corporation and Madison Gas and Electric Company. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy					IPL					WPL
	2017	2018	2019	2020	2021	2017	2018	2019	2020	2021	2017	2018	2019	2020	2021
Generation:
Renewable projects	$180	$655	$850	$140	$85	$210	$565	$725	$50	$85	$—	$90	$125	$90	$—
West Riverside	235	225	90	10	—	—	—	—	—	—	235	225	90	10	—
Marshalltown	30	—	—	—	—	30	—	—	—	—	—	—	—	—	—
Other	220	140	95	150	140	85	60	50	80	75	135	80	45	70	65
Distribution:
Electric systems	480	440	435	485	560	290	260	250	290	345	190	180	185	195	215
Gas systems	130	130	95	90	115	90	75	50	55	65	40	55	45	35	50
Other	210	130	110	125	100	30	25	20	25	20	10	10	10	10	10
	$1,485	$1,720	$1,675	$1,000	$1,000	$735	$985	$1,095	$500	$590	$610	$640	$500	$410	$340

Financing Activities -
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016 - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2017 compared to the same period in 2016 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($300)	($300)	$—
Net changes in the amount of commercial paper and other short-term borrowings outstanding	203	44	180
Higher net proceeds from common stock issuances	123	—	—
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	35	40
Other (includes higher dividend payments in 2017)	(33)	(7)	(5)
	($7)	($228)	$215

FERC Financing Authorization - Pursuant to a 2015 FERC authorization, IPL’s current remaining authority for short-term debt securities outstanding at any one time (including borrowings from its parent) is $256 million as of September 30, 2017.

State Regulatory Financing Authorization - In August 2017, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024.

Common Stock Dividends - Refer to “Executive Overview” for discussion of expected common stock dividends in 2018.

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the nine months ended September 30, 2017. Refer to “Executive Overview” for discussion of expected issuances of common stock in 2018.

Short-term Debt - In July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor) related to the acquisition of a non-regulated wind farm located in Oklahoma. Refer to Note 7(a) for further discussion.

In August 2017, Alliant Energy, IPL and WPL entered into a single new credit facility agreement, which expires in August 2022. The new credit facility agreement includes financial covenants similar to those that were included in the previous credit facility agreements. As of September 30, 2017, the short-term borrowing capacity totaled $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). There are currently 13 lenders that participate in the credit facility, with aggregate respective commitments ranging from $20 million to $130 million. The credit facility includes a $100 million letter of credit commitment and $50 million swingline commitment, which are available to each of Alliant Energy, IPL and WPL. Subject to certain conditions, Alliant Energy, IPL and WPL may each reallocate and change its initial sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise two extension options, each extending the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

Long-term Debt - Refer to Note 7(b) for discussion of WPL’s issuance of $300 million of debentures in October 2017 and $40 million of commercial paper outstanding at September 30, 2017 classified as long-term debt at Alliant Energy and IPL. Refer to “Executive Overview” for discussion of expected issuances of long-term debt in 2018.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2016 Form 10-K and has not changed materially from the items reported in the 2016 Form 10-K, except as described below. Refer to Note 4 for information regarding IPL’s sales of accounts receivable program. Refer to Note 12(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s cash equity ownership interest in a non-regulated wind farm and Alliant Energy’s and IPL’s prior divestiture activities.

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

Regulatory Assets and Regulatory Liabilities - Refer to Note 2 for discussion of a write-down of regulatory assets in the third quarter of 2017 related to the recovery of Sutherland Units 1 and 3, and asset retirement obligations deemed no longer probable of recovery in future rates, due to the proposed IPL electric rate review settlement.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - Refer to Note 2 for discussion of IPL’s June 2017 retirement of Sutherland Units 1 and 3, and a write-down of regulatory assets in the third quarter of 2017 related to the recovery of these EGUs due to the proposed IPL electric rate review settlement.

Alliant Energy and WPL concluded that Edgewater Unit 4 met the criteria to be considered probable of abandonment as of September 30, 2017. WPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no impairment was required as of September 30, 2017.

Non-regulated Operations -
Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm assets from AEF to IPL in April 2017.

Other Future Considerations - The summary of other future considerations included in the 2016 Form 10-K has not changed materially, except as described below, and as discussed earlier in MDA and the Notes in Item 1.

2018 Electric Transmission Service Expense - Alliant Energy and IPL currently estimate their total electric transmission service expense in 2018 will be higher than the comparable expense in 2017 by approximately $10 million and $40 million, respectively, as a result of the timing of the MISO transmission owner return on equity complaint refunds received in 2017 and anticipated to be received in 2018, and the related impacts on IPL’s transmission cost rider. WPL currently estimates its total electric transmission service expense in 2018 will be lower than the comparable expense in 2017 by approximately $30 million due to the return of a regulatory liability balance in the escrow account for its electric transmission service expense. WPL’s 2017 and 2018 retail cost estimates were approved in WPL’s retail electric rate review for the 2017/2018 Test Period, and exclude the impacts of an expected lower return on equity and associated refunds resulting from the MISO transmission owner return on equity complaints received in 2017 and anticipated to be received in 2018.

MISO Transmission Owner Return on Equity Complaints - Refer to Note 2 for discussion of refunds that Alliant Energy, IPL and WPL received during the nine months ended September 30, 2017 related to a complaint previously filed by a group of MISO cooperative and municipal utilities requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2017.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2016 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2017 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	2,299	$39.81	—	N/A
August 1 through August 31	3,727	41.93	—	N/A
September 1 through September 30	337	42.45	—	N/A
	6,363	41.19	—

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
4.1
Five-Year Master Credit Agreement, dated as of August 16, 2017, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed August 21, 2017 (File No. 1-9894))

4.2
Officers’ Certificate, dated as of October 10, 2017, creating WPL’s 3.05% Debentures due October 15, 2027 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 10, 2017 (File No. 0-337))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2017.

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

