Form 10-K
period 2017-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2018-02-23
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2017:

Alliant Energy Corporation	$9.3 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 31, 2018:

Alliant Energy Corporation	Common stock, $0.01 par value, 231,356,336 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2018 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2018 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2018 Annual Meeting of Shareowners	GHG	Greenhouse gases
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
AFUDC	Allowance for funds used during construction	IRS	Internal Revenue Service
Alliant Energy	Alliant Energy Corporation	ITC	ITC Midwest LLC
AOCL	Accumulated other comprehensive loss	IUB	Iowa Utilities Board
ARO	Asset retirement obligation	KWh	Kilowatt-hour
ATC	American Transmission Company LLC	Marshalltown	Marshalltown Generating Station
ATC Investment	Investment in American Transmission Company LLC and ATC Holdco LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATI	AE Transco Investments, LLC	MGP	Manufactured gas plant
CA	Certificate of authority	MISO	Midcontinent Independent System Operator, Inc.
CAA	Clean Air Act	MW	Megawatt
CCR	Coal combustion residuals	MWh	Megawatt-hour
CO2	Carbon dioxide	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	NAAQS	National Ambient Air Quality Standards
CPCN	Certificate of Public Convenience and Necessity	Note(s)	Combined Notes to Consolidated Financial Statements
CRANDIC	Cedar Rapids and Iowa City Railway Company	NOx	Nitrogen oxide
CSAPR	Cross-State Air Pollution Rule	OIP	Alliant Energy 2010 Omnibus Incentive Plan
CWIP	Construction work in progress	OPEB	Other postretirement benefits
DAEC	Duane Arnold Energy Center	PPA	Purchased power agreement
DATC	Duke-American Transmission Company, LLC	PSCW	Public Service Commission of Wisconsin
DCP	Alliant Energy Deferred Compensation Plan	Receivables Agreement	Receivables Purchase and Sale Agreement
DLIP	Alliant Energy Director Long Term Incentive Plan	RES	Renewable energy standards
Dth	Dekatherm	Riverside	Riverside Energy Center
EEP	Energy efficiency plan	SCR	Selective catalytic reduction
EGU	Electric generating unit	SEC	Securities and Exchange Commission
EPA	U.S. Environmental Protection Agency	SO2	Sulfur dioxide
EPB	Emissions plan and budget	Tax Reform	Tax Cuts and Jobs Act
EPS	Earnings per weighted average common share	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	VEBA	Voluntary Employees’ Beneficiary Association
Financial Statements	Consolidated Financial Statements	VIE	Variable interest entity
FTR	Financial transmission right	WACC	Weighted-average cost of capital
Fuel-related	Electric production fuel and purchased power	Whiting Petroleum	Whiting Petroleum Corporation
FWEC	Forward Wind Energy Center	WPL	Wisconsin Power and Light Company
GAAP	U.S. generally accepted accounting principles	WPL Transco	WPL Transco, LLC

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

•
ability to obtain regulatory approval for wind projects with acceptable conditions, to acquire sufficient transmission-ready wind sites, to complete construction within the cost caps set by regulators and to meet all requirements to qualify for the full level of production tax credits;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and margins;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•	the impact of adjustments made to deferred tax assets and liabilities from changes in the tax laws;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

•
the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
employee workforce factors, including changes in key executives, ability to hire and retain employees with specialized skills, ability to create desired corporate culture, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	weather effects on results of utility operations;

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

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	changes in the price of delivered natural gas, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal;

•	changes in the price of transmission services and the ability to recover the cost of transmission services in a timely manner;

•	developments that adversely impact the ability to implement the strategic plan;

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of electric and gas distribution systems, such as mechanical problems and explosions or fires, and compliance with electric and gas transmission and distribution safety regulations;

2

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

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota electric and natural gas assets, and Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, parental guarantees or litigation;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•
changes to costs of providing benefits and related funding requirements of pension and OPEB plans due to the market value of the assets that fund the plans, economic conditions, financial market performance, interest rates, life expectancies and demographics;

•	material changes in employee-related benefit and compensation costs;

•	risks associated with operation and ownership of non-utility investments;

•	changes in technology that alter the channels through which customers buy or utilize Alliant Energy’s, IPL’s or WPL’s products and services;

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC’s authorized return on equity;

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

WEBSITE ACCESS TO REPORTS
Alliant Energy, IPL and WPL make their periodic and current reports, and amendments to those reports, available, free of charge, on Alliant Energy’s website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy, IPL and WPL are not including the information contained on Alliant Energy’s website as a part of, or incorporating it by reference into, this report.

PART I

This report includes information relating to Alliant Energy, IPL and WPL (as well as AEF and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 960,000 electric and approximately 410,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2017, IPL supplied electric and natural gas service to approximately 490,000 and 220,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2017, 2016 and 2015, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2017, WPL supplied electric and natural gas service to approximately 470,000 and 190,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin. In 2017, 2016 and 2015, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues.

3) AEF - was created in 2016 in Wisconsin as a limited liability company. Alliant Energy’s non-utility investments are organized under AEF. Refer to “Information Relating to Non-utility Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy, IPL, WPL and AEF.

Refer to Note 17 for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2017, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,989	2,222	56%
IPL	1,670	1,074	64%
WPL	1,278	1,038	81%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires on August 31, 2020. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires on May 31, 2019.

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2018 through 2021.

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

Cost Recovery - In accordance with Iowa law, IPL is required to file an EEP every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of electric and gas energy savings. IUB approval demonstrates that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. IPL recovers energy efficiency costs from its retail electric and gas customers. Refer to Note 1(g) for further discussion of IPL’s cost recovery mechanisms, including retail commodity costs and retail electric transmission costs.

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

Electric Generating Unit Environmental Controls Projects - IPL is required to submit an updated EPB biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable and prudent costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide retail base rate requests. However, the PSCW attempts to process retail base rate reviews in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels.

Cost Recovery - WPL contributes 1.2% of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. These costs are recovered from WPL’s retail electric and gas customers. Refer to Note 1(g) for further discussion of WPL’s cost recovery mechanisms, including retail commodity costs and retail electric transmission costs.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW and a project cost of $10.7 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers are subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades and Electric Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects, as well as electric distribution projects, with estimated project costs of $10.7 million or more.

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

Customers - IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the farming, agriculture, industrial manufacturing, chemical (including ethanol) and paper industries. IPL and WPL also sell electricity to wholesale customers, which primarily consist of municipalities and rural electric cooperatives. Refer to “Strategic Overview” in MDA for discussion of recent agreements with certain of WPL’s electric wholesale customers related to WPL’s West Riverside facility. Refer to “Other Future Considerations” in MDA for discussion of notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements.

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

Renewable Energy Standards - Iowa and Wisconsin have RES, which establish the minimum amount of energy IPL and WPL must supply from renewable resources. IPL primarily relies upon renewable energy generated from the wind projects it owns and renewable energy acquired under PPAs to meet these requirements. WPL utilizes its current renewable portfolio, which primarily consists of wind and hydro energy, both owned and acquired under PPAs, to meet these requirements. IPL and WPL currently exceed their respective RES requirements.

Energy Efficiency Programs - Several energy efficiency programs and initiatives help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are current key energy efficiency programs:

IPL Energy Efficiency Plan - In 2013, IPL received an order from the IUB approving IPL’s EEP for 2014 through 2018. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018. In February 2018, IPL filed an EEP for 2019 through 2023 with the IUB. This EEP includes IPL spending approximately $290 million for electric and natural gas energy efficiency programs in Iowa from 2019 through 2023. The amount of spending requested for the EEP for 2019 through 2023 is lower than the EEP for 2014 through 2018 primarily to reflect historical customer usage of the energy efficiency programs. A decision from the IUB on IPL’s EEP for 2019 through 2023 is currently expected in 2018.

WPL Focus on Energy Program - In 2017, WPL contributed 1.2% of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with WPL’s construction of West Riverside, IPL’s planned up to 1,000 MW of additional wind generation, WPL’s planned up to 200 MW of additional wind generation and the proposed retirement and/or fuel switching of various EGUs. Long-term generation plans are intended to meet customer demand, reduce CO2 emissions, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of outages or unexpected delays in the construction of new generating and/or transmission facilities, EGU retirements, EGU outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand from 2015 to 2017. Refer to “Strategic Overview” in MDA for details of recent changes in the mix of electric supply, as well as future generation plans.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 17.1% and the required unforced capacity reserve margin is 8.4% for the June 1, 2018 through May 31, 2019 MISO planning year. IPL and WPL currently have adequate capacity to meet such MISO planning reserve margin requirements.

Generation - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2017	2016	2015	2017	2016	2015
All fuels	$2.22	$2.17	$2.21	$2.53	$2.61	$2.67
Natural gas (a)	2.72	2.86	3.37	3.28	3.25	3.68
Coal	2.00	1.98	1.94	2.38	2.47	2.49

(a)
The average cost of natural gas includes commodity and transportation costs, as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Natural Gas - Alliant Energy, IPL and WPL own several natural gas-fired EGUs, and WPL also has exclusive rights to the output of AEF’s Sheboygan Falls Energy Facility under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources. Alliant Energy manages the gas supply to these gas-fired EGUs and helps ensure an adequate supply is available at known prices through a combination of gas commodity, pipeline transportation and storage agreements held by IPL and WPL for 2018 through 2034. Alliant Energy, IPL and WPL believe they are reasonably insulated against gas price volatility for these EGUs given their use of forward contracts and hedging practices, as well as their regulatory cost-recovery mechanisms.

Wind - IPL owns the Whispering Willow - East and Franklin County wind farms, and WPL owns the Cedar Ridge and Bent Tree wind farms. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Coal - Coal is one of the fuel sources for owned EGUs. Coal contracts entered into with different suppliers help ensure that a specified supply of coal is available, and delivered, at known prices for IPL’s and WPL’s coal-fired EGUs for 2018 through 2020. Alliant Energy, IPL and WPL believe their coal supply portfolio represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin.

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

Electric Transmission - IPL and WPL do not own electric transmission assets and currently receive substantially all their electric transmission services from ITC and ATC, respectively. ITC and ATC are independent, for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate. As a result, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable, or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly.

Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Refer to Note 18 for details of agreements between ATC and WPL.

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

Wholesale Energy Market - IPL and WPL sell and purchase power in the day-ahead and real-time wholesale energy markets operated by MISO. MISO’s bid-based markets compare the cost of IPL and WPL generation against other generators, which affects IPL and WPL generation operations, energy purchases and energy sales. MISO generally dispatches the lowest cost generators, while recognizing current system constraints, to reduce costs for purchasers in the wholesale energy market. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs.

Ancillary Services Market - IPL and WPL also participate in MISO’s ancillary services market, which integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market to ensure reliability of electricity supply. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large EGU or transmission line. MISO’s ancillary services market has had the overall impact of lowering ancillary services costs in the MISO footprint.

Financial Transmission Rights and Auction Revenue Rights - In areas of constrained transmission capacity, energy costs could be higher due to congestion and its impact on locational marginal prices. FTRs provide a hedge for certain congestion costs that occur in the MISO energy market. MISO allocates auction revenue rights to IPL and WPL annually based on a fiscal year from June 1 through May 31 and historical use of the transmission system. The allocated auction revenue rights are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO.

Resource Adequacy - MISO conducts various studies regarding reliability of electric service to ensure its market participants have adequate resources to meet MISO’s forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs is available to meet these requirements. To connect to the transmission system, MISO requires an EGU to obtain an interconnection agreement. In order for an EGU to receive accredited capacity, it must meet MISO capacity accreditation requirements, which can include satisfying transmission requirements identified in its interconnection agreement prior to the MISO planning year. New EGUs like West Riverside, or IPL’s and WPL’s planned additional wind generation, may not initially receive full accredited capacity based on the inability to satisfy all identified transmission requirements. Therefore, full accredited capacity may not be granted to such EGUs until all identified transmission requirements are resolved.

Electric Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of electric environmental matters, including current or proposed environmental regulations.

Electric Operating Information - Alliant Energy	2017	2016	2015
Operating Revenues (in millions):
Retail	$2,569.6	$2,564.8	$2,474.1
Sales for resale	268.8	266.7	249.5
Other	56.3	44.0	46.9
Total	$2,894.7	$2,875.5	$2,770.5
Electric Sales (000s MWh):
Retail	25,095	25,339	25,380
Sales for resale	5,003	4,399	4,842
Other	94	100	129
Total	30,192	29,838	30,351
Customers (End of Period):
Retail	959,295	955,533	950,048
Other	2,826	2,785	2,930
Total	962,121	958,318	952,978
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,375	5,615	5,385
Maximum winter peak hour demand (MW)	4,504	4,559	4,668
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 748)	747	971	732
Madison, Wisconsin (WPL) (normal - 646)	578	780	665
Sources of electric energy (000s MWh):
Gas	5,315	4,505	4,738
Purchased power:
Nuclear	3,727	3,444	3,741
Wind (b)	1,268	1,079	1,190
Other (b)	6,242	8,912	6,675
Wind (b)	1,591	1,382	1,441
Coal	12,380	11,019	13,040
Other (b)	239	228	189
Total	30,762	30,569	31,014
Revenue per KWh sold to retail customers (cents)	10.24	10.12	9.75

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

Electric Operating Information	IPL			WPL
	2017	2016	2015	2017	2016	2015
Operating Revenues (in millions):
Retail	$1,448.0	$1,442.5	$1,410.2	$1,121.6	$1,122.3	$1,063.9
Sales for resale	114.6	97.8	61.5	154.2	168.9	188.0
Other	36.3	29.4	32.1	20.0	14.6	14.8
Total	$1,598.9	$1,569.7	$1,503.8	$1,295.8	$1,305.8	$1,266.7
Electric Sales (000s MWh):
Retail	14,356	14,523	14,824	10,739	10,816	10,556
Sales for resale	2,169	1,406	1,023	2,834	2,993	3,819
Other	38	41	67	56	59	62
Total	16,563	15,970	15,914	13,629	13,868	14,437
Customers (End of Period):
Retail	489,717	489,005	488,582	469,578	466,528	461,466
Other	878	862	1,050	1,948	1,923	1,880
Total	490,595	489,867	489,632	471,526	468,451	463,346
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,968	2,996	3,005	2,476	2,681	2,564
Maximum winter peak hour demand (MW)	2,421	2,479	2,531	2,100	2,131	2,153
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 748)	747	971	732	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 646)	N/A	N/A	N/A	578	780	665
Sources of electric energy (000s MWh):
Gas	3,342	1,838	1,874	1,973	2,667	2,864
Purchased power:
Nuclear	3,727	3,444	3,741	N/A	N/A	N/A
Wind (b)	613	635	757	655	444	433
Other (b)	2,456	4,267	3,015	3,786	4,645	3,660
Wind (b)	851	630	653	740	752	788
Coal	5,766	5,598	6,263	6,614	5,421	6,777
Other (b)	22	6	5	217	222	184
Total	16,777	16,418	16,308	13,985	14,151	14,706
Revenue per KWh sold to retail customers (cents)	10.09	9.93	9.51	10.44	10.38	10.08

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

Competition - Gas customers in Iowa and Wisconsin currently do not have the ability to choose their gas distributor, and IPL and WPL have obligations to serve all their gas customers. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third-parties who provide alternative fuel sources (e.g. propane). However, when natural gas service is available for a given area, customers in such area have generally selected natural gas over propane as a more cost competitive solution for their fuel needs. Refer to “Strategic Overview” in MDA for discussion of plans to extend gas distribution systems, as well as discussion of the growth element of Alliant Energy’s strategic plan.

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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 3% and 2%, respectively, above their forecasted maximum daily system demand requirements from November 2017 through March 2018.

Gas Environmental Matters - Refer to Note 16(e) and “Environmental Matters” in MDA for discussion of gas environmental matters.

Gas Operating Information - Alliant Energy	2017	2016	2015
Operating Revenues (in millions):
Retail	$364.6	$322.4	$349.9
Transportation/other	36.3	33.0	31.3
Total	$400.9	$355.4	$381.2
Gas Sales (000s Dths):
Retail	49,250	47,743	48,635
Transportation/other	76,916	77,485	74,162
Total	126,166	125,228	122,797
Retail Customers at End of Period	413,054	411,758	409,405
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,769)	6,076	5,933	6,300
Madison, Wisconsin (WPL) (normal - 7,043)	6,569	6,420	6,667
Revenue per Dth sold to retail customers	$7.40	$6.75	$7.19
Purchased gas costs per Dth sold to retail customers	$4.23	$3.99	$4.40

Gas Operating Information	IPL			WPL
	2017	2016	2015	2017	2016	2015
Operating Revenues (in millions):
Retail	$202.2	$183.1	$198.4	$162.4	$139.3	$151.5
Transportation/other	23.8	20.9	18.9	12.5	12.1	12.4
Total	$226.0	$204.0	$217.3	$174.9	$151.4	$163.9
Gas Sales (000s Dths):
Retail	26,580	26,230	26,877	22,670	21,513	21,758
Transportation/other	39,365	37,158	34,129	37,551	40,327	40,033
Total	65,945	63,388	61,006	60,221	61,840	61,791
Retail Customers at End of Period	224,041	224,420	224,914	189,013	187,338	184,491
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	237,203	262,409	267,314	201,947	203,655	209,289
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,769)	6,076	5,933	6,300	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 7,043)	N/A	N/A	N/A	6,569	6,420	6,667
Revenue per Dth sold to retail customers	$7.61	$6.98	$7.38	$7.16	$6.48	$6.96
Purchased gas cost per Dth sold to retail customers	$4.34	$4.21	$4.53	$4.11	$3.72	$4.25

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

D. INFORMATION RELATING TO NON-UTILITY OPERATIONS

AEF manages a portfolio of wholly-owned subsidiaries and additional investments through the following distinct platforms:

ATI - currently holds all of Alliant Energy’s ATC Investment. ATC is an independent, for-profit, transmission-only company. Refer to Note 6(a) for discussion of DATC, joint venture between Duke Energy Corporation and ATC, which is expected to acquire, build, own and operate new electric transmission infrastructure in North America.

Non-utility Wind Investment - includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma.

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined report, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

Our utility business is significantly impacted by government legislation, regulation and oversight - Our utility financial condition is influenced by how regulatory authorities, including the IUB, the PSCW and FERC, establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. In future rate reviews, IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. The impacts on our operations include: our ability to site and construct new generating facilities and recover associated costs, such as renewable energy projects; the installation of environmental controls and the recovery of associated costs; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; the rates paid to transmission operators and how those costs are recovered from customers; our ability to enter into purchased power agreements and recover the costs associated therewith; resource adequacy requirements, energy capacity standards, what forms of energy are considered when determining whether we meet those standards, and when new facilities such as IPL’s Marshalltown Generating Station, WPL’s West Riverside Energy Center, and IPL’s and WPL’s planned additional wind generation may be fully accredited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects or to record an impairment of our assets and may have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Our strategic plan includes large construction projects, which are subject to risks - Our strategic plan includes constructing renewable generating facilities, constructing a natural gas-fired generating facility, making other large-scale improvements to generating facilities, and large-scale additions and upgrades to our electric and gas distribution systems. These construction projects are subject to various risks. These risks include: the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor; delays caused by construction accidents or injuries; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators, for example, if IPL’s expansion of wind generation exceeds the respective cost cap approved by the IUB. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including economic conditions, proliferation of customer- and third party-owned generation, loss of service territory or franchises, energy efficiency measures, technological advances that increase energy efficiency, and loss of wholesale customers. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Rate increases may cause decreased demand for energy as customers move to customer- and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and extensions of bonus depreciation deductions have generated large annual taxable losses and tax credits over the past few years that have resulted in significant federal net operating losses and tax credit carryforwards. We plan to utilize substantially all of these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. If the IRS does not agree with the deductions resulting from our tax planning strategies or our position on the qualification of production tax credits from planned and potential wind generating facilities, our financial condition and results of operations may be adversely impacted.

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

Also, if corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings. For example, Tax Reform was enacted in December 2017, which included changes in corporate tax rates and tax policies. Tax Reform may result in changes in cash flows, which may have a negative impact on our credit ratings. There may also be further changes or amendments to Tax Reform or state tax policies and we are currently unable to determine what impacts any future changes will have on our financial condition or results of operations, including related impacts to IPL’s and WPL’s retail and wholesale electric and gas rates charged to their customers.

Finally, FERC regulates utility income tax policies, including partnership tax policies, which impact our investment in American Transmission Company LLC and ATC Holdco LLC (ATC Investment). FERC is currently investigating these income tax policies in addition to rate of return policies as a result of a court decision. The results of this investigation may lead to changes in FERC’s income tax policies, which would impact partnership entities, particularly our ATC Investment. We are currently unable to determine what impacts these potential changes will have on our financial condition or results of operations, however, it is possible that a change could reduce Alliant Energy’s equity earnings and distributions from its ATC Investment.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. We have instituted certain safeguards to protect our operating systems and information technology assets, but they may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

In addition, we may collect and retain sensitive information, including personal information about our customers, shareowners and employees. In some cases, we outsource administration of certain functions to vendors that could be targets of cyber attacks. For example, we outsource administration of our employee health insurance to Anthem. Anthem was the target of a cyber attack in 2014. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, the length of time needed to acquire the skills, and general competition for talent. Further, we need a workforce that is innovative, customer-focused and competitive to thrive in the future. To the extent our corporate culture does not support and develop these attributes, we may not be able to successfully implement our future plans. We are also subject to collective bargaining agreements with approximately 2,200 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategic plan.

Our utility business is seasonal and may be adversely affected by the impacts of weather - Electric and gas utility businesses are seasonal businesses. Demand for electricity is greater in the summer months associated with higher air conditioning needs. In addition, market prices for electricity generally peak in the summer due to the higher demand. Conversely, demand for natural gas depends significantly upon temperature patterns in winter months due to heavy use in residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when temperatures are warmer in the winter and/or cooler in the summer. Thus, unusually mild winters and/or summers could have an adverse effect on our financial condition and results of operations.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous stringent environmental laws and regulations by many federal, regional, state and local authorities, and international treaties. These laws and regulations generally concern emissions into the air, effluents into the water, use of water, wetlands preservation, remediation of contamination, waste disposal, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. We are also subject to Consent Decrees, which require construction of specific environmental control equipment, establish emission rate limits, require retirement or fuel switching of certain facilities and completing environmental mitigation projects. Failure to comply with such laws, regulations and Consent Decrees, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and distribution are complex and subject to continued uncertainty, but have tended to become more stringent over time. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on the operation of our generating facilities. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in, or new development of, environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and Consent Decrees, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gases (GHG) emissions could negatively impact us - Regulators, customers and investors continue to raise concerns about climate change and GHG emissions. National regulatory action is in flux, but international regulatory actions continue. We are focused on executing a long-term strategy to deliver reliable and affordable energy with lower carbon dioxide (CO2) emissions independent of changing policies and political landscape. However, it is unclear how these climate change concerns will ultimately impact us. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHG. Further, investors may determine that we are too reliant on fossil fuels and not buy shares of our common stock, or sell shares of our common stock, which may cause our stock price to decrease. We could face additional pressures from customers or investors to more rapidly reduce CO2 on a voluntary-basis, including faster adoption of lower carbon technologies and management of excess renewable energy credits. The EPA’s approach and timing for implementing rules to regulate carbon emissions at fossil-fueled electric generating units remains undecided and subject to litigation. We cannot provide any assurance regarding the potential impacts of climate change policy or GHG regulations on our operations and these could have a material adverse impact on our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $5 billion over the next four years. Disruption, uncertainty or volatility in those markets could increase our cost of capital or limit the availability of capital. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Increases in interest rates may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategic plan.

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, such as Tax Reform impacts or general negative outlook for the utility industry, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, volatility of the capital markets or other factors, our financial condition and results of operations could be adversely affected.

Regional and national economic conditions could have an unfavorable impact on us - Our utility and non-utility businesses follow the economic cycles of the customers we serve and credit risk of counterparties we do business with. Adverse economic conditions in our service territories can adversely affect the financial condition of our customers and reduce their demand for electricity and natural gas. Economic conditions may not create enough growth to replace lost energy demand or to grow energy demand. Reduced volumes of electricity and natural gas sold, or the inability to collect unpaid bills from our customers due to deterioration in national or regional economic conditions, could adversely impact our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation, transmission and distribution facilities, in general, have been identified as potential targets of physical or cyber attacks. Physical attacks on transmission and distribution facilities that appeared to be terrorist-style attacks have occurred. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy and/or energy usage within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas or coal to us due to financial or operational problems, such as natural disasters or severe weather. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the MISO energy market. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have generally been stable recently, but have been volatile in the past during periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. We may not be able to pass on the changes in costs to our customers, especially at WPL where we do not have a retail electric automatic fuel cost adjustment clause. Increases in prices and costs due to disruptions that are not fully and timely recovered in rates may adversely impact our financial condition and results of operations.

We may not be able to fully recover higher transmission costs - Neither IPL nor WPL own or operate electric transmission facilities, however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily on the use of the ITC Midwest LLC (ITC) and American Transmission Company LLC (ATC) transmission systems, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates, there is uncertainty regarding IPL’s and WPL’s future electric transmission service expense. In addition, FERC may change the way transmission companies set rates to socialize transmission system upgrades or to differently price generation resources necessary to maintain system reliability and resiliency. The prices that IPL and WPL charge for electricity may not totally compensate for the increase in such transmission costs. We may not be able to fully or timely pass on the increases in such transmission costs to our customers. In addition, if the transmission cost rider at IPL or escrow accounting treatment of transmission costs at WPL are amended or removed, we may not be able to fully recover transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, failure of generating facilities including wind turbines, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, employee safety, operator error and compliance with mandatory reliability standards. Our energy delivery infrastructure is aging, which increases certain risks, including breakdown or failure of equipment and fires developing from our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Increased utilization of customer- and third party-owned generation technologies could disrupt the reliability and balance of the electricity grid. Further, the transmission system in our utilities’ service territories can experience constraints limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electric energy. We also have obligations to provide electric service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems and employee and public safety, which could cause substantial financial losses. These risks could result in loss of human life, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards, including anticipated new regulations under the Pipeline and Hazardous Materials Safety Administration. Our infrastructure is aging, which could impact safety and compliance with possible new regulations. Failure to meet these standards could result in substantial fines. Electric and gas infrastructure operations could be impacted by future compliance with the Clean Power Plan. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, droughts, fires, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy and gas or obtain fuel or other critical supplies. In addition, we could incur large costs to repair damage to our generating facilities and electric and gas infrastructure, or costs related to environmental remediation, due to storms or other natural disasters. The restoration costs may not be fully covered by insurance policies and may not be fully recovered in rates, or recovery in rates may be delayed. Storms and natural disasters may impact our customers and the resulting reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates, or rate recovery may be delayed. Any of these items could adversely impact our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We have sold certain non-utility subsidiaries such as Whiting Petroleum Corporation (Whiting Petroleum), as well as regulated assets such as our Minnesota electric and natural gas distribution assets. We may continue to incur liabilities relating to our previous ownership of, or the transactions pursuant to which we disposed of, these subsidiaries and assets. Any potential liability depends on a number of factors outside of our control, including the financial condition of Whiting Petroleum and/or its assignees. Any required payments on retained liabilities, guarantees or indemnification obligations with respect to Whiting Petroleum, the sales of our Minnesota electric and natural gas distribution assets, or other future asset or business divestitures, could adversely impact our financial condition and results of operations.

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

We face risks related to non-utility operations - We rely on our non-utility operations for a portion of our earnings. If our non-utility investments do not perform at expected levels, we could experience a material adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2017, IPL’s and WPL’s EGUs by primary fuel type were as follows:

IPL	Expected		Primary	Nameplate	Generating
	Retirement or	In-service	Dispatch	Capacity	Capacity
Name of EGU and Location	Fuel Switch (a)	Dates	Type (b)	in MW	in MW (c)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	N/A	2017	IN	706	630
Emery Generating Station (Units 1-3); Mason City, IA	N/A	2004	IN	603	535
M.L. Kapp Generating Station (Unit 2); Clinton, IA	N/A	1967	IN	218	101
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	N/A	1978	PK	189	112
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	N/A	1967	PK	149	111
Burlington Combustion Turbines (Units 1-4); Burlington, IA	Retire by 6/1/18	1994-1996	PK	79	48
Red Cedar Combustion Turbine (Unit 1); Cedar Rapids, IA	Retire by 6/1/18	1996	PK	23	13
Total Gas				1,967	1,550

Ottumwa Generating Station (Unit 1); Ottumwa, IA (d)	N/A	1981	BL	348	330
Lansing Generating Station (Unit 4); Lansing, IA	N/A	1977	BL	275	227
Burlington Generating Station (Unit 1); Burlington, IA	Fuel switch by 12/31/21 (e)	1968	BL	212	199
George Neal Generating Station (Unit 4); Sioux City, IA (f)	N/A	1979	BL	179	161
George Neal Generating Station (Unit 3); Sioux City, IA (g)	N/A	1975	BL	164	128
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	Fuel switch or retire by 12/31/25 (e)	1958-1997	BL	65	37
Louisa Generating Station (Unit 1); Louisa, IA (h)	N/A	1983	BL	32	29
Total Coal				1,275	1,111

Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	N/A	1991	PK	90	70
Total Oil				90	70

Whispering Willow - East (121 Units); Franklin Co., IA	N/A	2009	IN	200	32
Franklin County (60 Units); Franklin Co., IA	N/A	2012	IN	99	17
Total Wind				299	49

Dubuque Solar Garden; Dubuque, IA (i)	N/A	2017	IN	5	—

Total capacity				3,636	2,780

WPL			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU and Location	Expected Retirement (a)	Dates	Type (b)	in MW	in MW (c)
Riverside Energy Center (Units 1-3); Beloit, WI	N/A	2004	IN	675	542
Neenah Energy Facility (Units 1-2); Neenah, WI	N/A	2000	PK	371	285
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (j)	N/A	1994	PK	191	147
Rock River Combustion Turbines (Units 3-6); Beloit, WI	Retire by 12/31/20	1967-1972	PK	169	138
Sheepskin Combustion Turbine (Unit 1); Edgerton, WI	Retire by 12/31/20	1971	PK	42	34
Total Gas				1,448	1,146

Columbia Energy Center (Units 1-2); Portage, WI (k)	N/A	1975-1978	BL	557	550
Edgewater Generating Station (Unit 5); Sheboygan, WI	N/A	1985	BL	414	410
Edgewater Generating Station (Unit 4); Sheboygan, WI (l)	Retire by 9/30/18 (e)	1969	BL	239	181
Total Coal				1,210	1,141

Bent Tree (122 Units); Freeborn Co., MN	N/A	2010-2011	IN	201	31
Cedar Ridge (41 Units); Fond du Lac Co., WI	N/A	2008	IN	68	10
Total Wind				269	41

Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	N/A	1914-1940	IN	33	12
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	N/A	1926-1939	IN	10	6
Total Hydro				43	18

Total capacity				2,970	2,346

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

(c)	Based on the accredited generating capacity of the EGUs as of December 31, 2017 included in MISO’s resource adequacy process for the planning period from June 2017 through May 2018.

(d)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 687 MW (generating capacity) EGU, which is operated by IPL.

(e)	Actions and plans for retirement or fuel switch meet requirements specified in IPL’s and WPL’s respective Consent Decree, which are discussed in Note 16(e).

(f)	Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 626 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(g)	Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 456 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(h)	Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 730 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(i)	This EGU did not receive any accredited generating capacity for the planning period from June 2017 through May 2018.

(j)	Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.

(k)	Represents WPL’s 50.1% ownership interest in this 1,112 MW (nameplate capacity) / 1,098 MW (generating capacity) EGU, which is operated by WPL.

(l)	Represents WPL’s 68.2% ownership interest in this 351 MW (nameplate capacity) / 265 MW (generating capacity) EGU, which is operated by WPL.

At December 31, 2017, IPL owned approximately 17,300 miles of overhead electric distribution line and approximately 3,200 miles of underground electric distribution cable, as well as approximately 550 substation distribution transformers, substantially all of which are located in Iowa. At December 31, 2017, WPL owned approximately 16,100 miles of overhead electric distribution line and approximately 5,700 miles of underground electric distribution cable, as well as approximately 300 substation distribution transformers, substantially all of which are located in Wisconsin.

Gas - IPL’s and WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. At December 31, 2017, IPL’s gas distribution facilities included approximately 5,100 miles of gas mains located in Iowa and WPL’s included approximately 4,500 miles of gas mains located in Wisconsin.

Other - IPL’s and WPL’s other property consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s other property also includes steam service assets. Refer to Note 10(b) for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2017 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The Sheboygan Falls Energy Facility was accredited with 296 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2017 through May 2018.

Transportation - Includes a short-line railway in Iowa with 114 miles of railroad track and 10 active locomotives; and a barge terminal on the Mississippi River.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2017 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
The executive officers of Alliant Energy, IPL and WPL for which information must be included are the same; however, different positions may be held at the various registrants. None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows:

Name	Age as of Filing Date	Registrant	Positions
Patricia L. Kampling	58	Alliant Energy	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and Chief Executive Officer (CEO) since April 2012, and as President from February 2011 to December 2017.
		IPL and WPL	Ms. Kampling has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen	54	Alliant Energy	Mr. Larsen has served as President since January 2018. He previously served as Senior Vice President (VP) since February 2014 and as Senior VP-Generation from January 2010 to February 2014.
		IPL	Mr. Larsen has served as Senior VP since February 2014. He previously served as Senior VP-Generation since January 2010.
		WPL	Mr. Larsen has served as President since December 2010.
Robert J. Durian	47	Alliant Energy, IPL and WPL
Mr. Durian has served as Senior VP, Chief Financial Officer (CFO) and Treasurer since January 2018. He previously served as VP, CFO and Treasurer since December 2016; as VP, Chief Accounting Officer (CAO) and Treasurer from July 2016 to December 2016; as VP, CAO and Controller from July 2015 to July 2016; and as Controller and CAO from February 2011 to July 2015.

James H. Gallegos	57	Alliant Energy, IPL and WPL
Mr. Gallegos has served as Senior VP, General Counsel and Corporate Secretary since February 2015. He previously served as Senior VP and General Counsel since February 2014 and as VP and General Counsel from November 2010 to February 2014.

Douglas R. Kopp	64	Alliant Energy and WPL	Mr. Kopp has served as Senior VP since March 2014. He previously served as VP-Environmental Affairs since January 2013.
		IPL	Mr. Kopp has served as President since April 2014.
Benjamin M. Bilitz	43	Alliant Energy, IPL and WPL	Mr. Bilitz has served as CAO and Controller since December 2016. He previously served as Controller since July 2016 and as Assistant Controller from March 2011 to July 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price high and low ranges and dividends with respect to Alliant Energy’s common stock were as follows:
Closing sales price at December 31, 2017: $42.61

Shareowners - At December 31, 2017, there were 26,165 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2017, Alliant Energy announced an increase in its targeted 2018 annual common stock dividend to $1.34 per share, which is equivalent to a quarterly rate of $0.335 per share, beginning with the February 2018 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2017 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	2,125	$42.99	—	N/A
November 1 to November 30	3,542	44.66	—	N/A
December 1 to December 31	491	43.94	—	N/A
	6,158	44.02	—

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

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2017 (a)	2016 (a)	2015 (a)	2014	2013
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,382.2	$3,320.0	$3,253.6	$3,350.3	$3,276.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	455.9	373.8	380.7	385.5	364.2
Income (loss) from discontinued operations, net of tax	1.4	(2.3)	(2.5)	(2.4)	(5.9)
Net income	457.3	371.5	378.2	383.1	358.3
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.99	$1.65	$1.69	$1.74	$1.64
Loss from discontinued operations, net of tax	$—	($0.01)	($0.01)	($0.01)	($0.02)
Net income	$1.99	$1.64	$1.68	$1.73	$1.62
Common shares outstanding at year-end (000s)	231,349	227,674	226,918	221,871	221,887
Dividends declared per common share	$1.26	$1.175	$1.10	$1.02	$0.94
Market value per share at year-end	$42.61	$37.89	$31.225	$33.21	$25.80
Book value per share at year-end	$18.08	$16.96	$16.41	$15.50	$14.79
Market capitalization at year-end	$9,857.8	$8,626.6	$7,085.5	$7,368.3	$5,724.7
Other Selected Financial Data:
Cash flows from operating activities	$983.4	$859.6	$871.2	$891.6	$731.0
Construction and acquisition expenditures	$1,466.9	$1,196.8	$1,034.3	$902.8	$798.3
Total assets at year-end	$14,187.8	$13,373.8	$12,495.2	$12,063.5	$11,092.5
Long-term obligations, net	$4,870.6	$4,325.1	$3,837.0	$3,768.7	$3,318.2

IPL
Operating revenues	$1,870.3	$1,820.4	$1,774.5	$1,848.1	$1,818.8
Earnings available for common stock	216.8	215.6	186.0	181.6	172.0
Cash dividends declared on common stock	156.1	151.9	140.0	140.0	128.1
Cash flows from operating activities	440.0	361.9	385.0	406.1	232.6
Total assets	7,606.0	7,304.7	6,709.1	6,450.2	5,793.9
Long-term obligations, net	2,406.6	2,154.0	1,857.4	1,758.6	1,549.5

WPL
Operating revenues	$1,472.8	$1,459.1	$1,435.1	$1,449.1	$1,406.3
Earnings available for common stock	186.6	190.4	176.3	180.4	177.5
Cash dividends declared on common stock	125.9	135.0	126.9	118.7	116.3
Cash flows from operating activities	465.7	521.4	449.8	424.4	423.3
Total assets	5,756.5	5,290.3	5,270.4	5,117.6	4,796.2
Long-term obligations, net	1,914.3	1,623.2	1,624.2	1,658.3	1,423.2

(a)	Refer to “Results of Operations” in MDA for discussion of the 2017, 2016 and 2015 results of operations.

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

EXECUTIVE OVERVIEW

Description of Business
General - Alliant Energy is a Midwest U.S. energy holding company whose primary subsidiaries are IPL, WPL, AEF and Corporate Services. IPL and WPL are public utilities, and AEF is the parent company for Alliant Energy’s non-utility businesses and holds all of Alliant Energy’s ATC Investment. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		ATC Investment, Non-utility and Parent
- Retail electric and gas services in IA (IPL)		- ATC Investment (ATI)
- Retail electric and gas services in WI (WPL)		- Transportation (AEF)
- Wholesale electric service in MN, IL & IA (IPL)		- Non-utility wind investment (AEF)
- Wholesale electric service in WI (WPL)		- Sheboygan Falls Energy Facility (AEF)
- Corporate Services		- Parent Company

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

ATC Investment, Non-utility Business and Parent - AEF holds all of Alliant Energy’s ATC Investment. AEF also manages various businesses including Transportation (short-line railway and barge transportation services), a non-utility wind investment, the Sheboygan Falls Energy Facility and several other modest investments.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2017		2016
	Income	EPS	Income (Loss)	EPS
Continuing operations:
Utilities and Corporate Services	$416.7	$1.82	$397.3	$1.75
ATC Investment	25.4	0.11	23.1	0.10
Non-utility and Parent	13.8	0.06	(46.6)	(0.20)
Income from continuing operations	455.9	1.99	373.8	1.65
Income (loss) from discontinued operations	1.4	—	(2.3)	(0.01)
Net income	$457.3	$1.99	$371.5	$1.64

The table above includes EPS from continuing operations for utilities and Corporate Services, ATC Investment, and non-utility and parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Alliant Energy’s, IPL’s and WPL’s income from continuing operations increased (decreased) by $82 million, $1 million and ($4) million, respectively, in 2017 compared to 2016. Alliant Energy’s increase was primarily due to asset valuation charges at AEF related to the Franklin County wind farm in 2016, higher margins resulting from IPL’s interim retail electric base rate increase implemented in April 2017 and WPL’s retail electric and gas base rate increases implemented in January 2017, and the effects of Tax Reform, partially offset by higher depreciation expense, higher energy efficiency cost recovery amortization at WPL, and the estimated temperature impacts on IPL’s and WPL’s retail electric and gas sales. WPL’s decrease was also impacted by reduced equity income resulting from the transfer of WPL’s investment in ATC to ATI on December 31, 2016.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during 2017, 2016 and 2015.

2017 Overview - In 2017, Alliant Energy, IPL and WPL focused on achieving financial objectives and executing their strategic plan. Key developments in 2017 include the following:

•
Tax Reform - In December 2017, Tax Reform was enacted. The enactment of Tax Reform had a material impact on the 2017 financial statements since changes in tax laws must be recognized in the period in which the law is enacted. The most significant provision of Tax Reform was the reduction in the federal corporate tax rate from 35% to 21%, which required a re-measurement of deferred tax assets and liabilities in December 2017. The net impacts of re-measuring deferred taxes associated with regulated utility operations were recorded in regulatory assets and regulatory liabilities and will be utilized to provide benefits to customers in the future. Refer to Note 11 for further discussion of the impacts of Tax Reform.

•
IPL’s Marshalltown Generating Station - Marshalltown, a 706 MW natural gas-fired combined-cycle EGU, was placed into service in April 2017. Final capital expenditures were $645 million to construct the EGU and a pipeline to supply natural gas to the EGU, excluding transmission network upgrades and AFUDC.

•	Franklin County Wind Farm - In April 2017, the 99 MW Franklin County wind farm was transferred from AEF to IPL.

•
IPL’s and WPL’s Potential Expansion of Wind Generation - IPL and WPL currently plan on expanding their wind generation by up to 1,000 MW and 200 MW, respectively, by the end of 2020. In 2016, IPL received approval from the IUB for the first 500 MW of wind generation. In August 2017, IPL filed an application with the IUB for advance rate-making principles for a second 500 MW of wind generation, and is currently expecting a decision from the IUB in the first quarter of 2018. In November 2017, WPL filed for approval from the PSCW and FERC to acquire 55 MW of FWEC, which is a 129 MW wind farm located in Wisconsin. WPL received approval from FERC for the FWEC acquisition in January 2018 and is currently expecting a decision from the PSCW in the first half of 2018. WPL currently expects to file for approval from the PSCW for the remaining portion of its wind expansion plan in the first half of 2018. Refer to “Strategic Overview” for further discussion. The amount and timing of these wind projects will largely depend on regulatory approvals and the acquisition of wind sites.

•
WPL’s Construction of West Riverside - In October 2017, WPL received an order from the PSCW authorizing various electric cooperatives, which currently have wholesale power supply agreements with WPL, to acquire approximately 65 MW of West Riverside while the EGU is being constructed. As part of the electric cooperatives’ acquisitions, which were finalized in January 2018, the current wholesale power supply agreements with the various electric cooperatives were extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

•
Non-utility Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma. Refer to Note 6(a) for further discussion.

•
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group to increase annual retail electric base rates by $130 million, or approximately 9%. In February 2018, the IUB issued an order approving the settlement. Final rates are currently expected to be effective in the first half of 2018 once all motions for reconsideration have been addressed and final tariffs have been approved by the IUB.

26

•
MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC, to determine electric transmission costs billed to utilities, including IPL and WPL. In 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016, and for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC was refunded to its retail customers in 2017. WPL’s retail portion of the refund from ATC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. A decision from FERC on the second complaint is currently expected in 2018.

•
Credit Facility Agreement - In August 2017, Alliant Energy, IPL and WPL entered into a single new credit facility agreement, which expires in August 2022. The new credit facility agreement includes financial covenants similar to those that were included in the previous credit facility agreements. As of December 31, 2017, the short-term borrowing capacity totaled $1 billion ($400 million for Alliant Energy at the parent company level, $250 million for IPL and $350 million for WPL).

•
At-the-Market Offering Program - In 2017, Alliant Energy issued 3.1 million shares of common stock through an at-the-market offering program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes.

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future:

•
Planned Utility Rate Reviews - IPL currently expects to make a retail gas rate filing in the second quarter of 2018 based on a 2017 historical Test Year. WPL currently expects to make a retail electric and gas rate filing in the second quarter of 2018 for the 2019/2020 Test Period. Refer to “Rate Matters” for further discussion.

2018 Forecast - In 2018, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue up to $200 million of common stock in 2018 through one or more offerings and its Shareowner Direct Plan. IPL currently expects to issue up to $700 million of long-term debt securities in 2018, of which $350 million would be used to retire long-term debt maturing in 2018. AEF currently expects to issue up to $1.0 billion of long-term debt in 2018, of which $595 million would be used to refinance expiring term loans.

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

•
Utility Electric and Gas Margins - Alliant Energy and IPL currently expect an increase in electric and gas margins in 2018 compared to 2017 as a result of base rate increases from final rates implemented for IPL’s retail electric rate review (2016 Test Year) and interim rates for IPL’s planned retail gas rate review (2017 Test Year). Alliant Energy and WPL currently expect an increase in electric margins from lower electric transmission service expense in 2018 compared to 2017 due to amortizations of previously over-recovered transmission expenses as approved in WPL’s retail electric rate review (2017/2018 Test Year). Refer to “Rate Matters” for further discussion of these rate reviews.

•
Depreciation and Amortization Expenses - Alliant Energy and IPL currently expect an increase in depreciation and amortization expenses in 2018 compared to 2017 due to property additions, and the implementation of updated depreciation rates for IPL as a result of a recently completed depreciation study, which are currently expected to be effective in the first half of 2018.

•	Interest Expense - Alliant Energy currently expects interest expense to increase in 2018 compared to 2017 primarily due to financings completed in 2017 and planned in 2018 as discussed above.

•
AFUDC - Alliant Energy currently expects AFUDC to increase in 2018 compared to 2017 primarily due to increased CWIP balances related to IPL’s expansion of wind generation and WPL’s West Riverside facility.

RESULTS OF OPERATIONS

Overview - “Executive Overview” provides an overview of Alliant Energy’s, IPL’s and WPL’s 2017 and 2016 earnings. Additional earnings details for 2017, 2016 and 2015 are discussed below.

Results of operations include financial information prepared in accordance with GAAP as well as utility electric margins and utility gas margins, which are not measures of financial performance under GAAP. Utility electric margins are defined as electric operating revenues less electric production fuel, purchased power and electric transmission service expenses. Utility gas margins are defined as gas operating revenues less cost of gas sold. Utility electric margins and utility gas margins are non-GAAP financial measures because they exclude other utility and non-utility operating revenues, other operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income tax expense.

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

Operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017		2016		2015
Operating income	$653.4	$537.0	$577.0	$296.9	$270.8	$241.9	$323.2		$327.0		$308.7

Electric utility operating revenues	$2,894.7	$2,875.5	$2,770.5	$1,598.9	$1,569.7	$1,503.8	$1,295.8		$1,305.8		$1,266.7
Electric production fuel and purchased power expenses	(818.1)	(854.0)	(837.7)	(443.6)	(430.5)	(428.4)	(374.5)		(423.5)		(409.3)
Electric transmission service expense	(480.9)	(527.9)	(485.3)	(310.4)	(359.7)	(328.2)	(170.5)		(168.2)		(157.1)
Utility Electric Margin (non-GAAP)	1,595.7	1,493.6	1,447.5	844.9	779.5	747.2	750.8		714.1		700.3

Gas utility operating revenues	400.9	355.4	381.2	226.0	204.0	217.3	174.9		151.4		163.9
Cost of gas sold	(211.4)	(194.3)	(219.1)	(115.6)	(111.0)	(123.3)	(95.8)	—	(83.3)	—	(95.8)
Utility Gas Margin (non-GAAP)	189.5	161.1	162.1	110.4	93.0	94.0	79.1		68.1		68.1

Other utility operating revenues	47.5	48.6	57.9	45.4	46.7	53.4	2.1		1.9		4.5
Non-utility operating revenues	39.1	40.5	44.0	—	—	—	—		—		—
Asset valuation charges for Franklin County wind farm	—	(86.4)	—	—	—	—	—		—		—
Other operation and maintenance expenses	(651.0)	(606.5)	(629.5)	(403.8)	(383.7)	(389.9)	(249.0)		(219.8)		(235.4)
Depreciation and amortization expenses	(461.8)	(411.6)	(401.3)	(245.0)	(210.8)	(207.2)	(212.9)		(192.5)		(184.3)
Taxes other than income tax expense	(105.6)	(102.3)	(103.7)	(55.0)	(53.9)	(55.6)	(46.9)		(44.8)		(44.5)
Operating income	$653.4	$537.0	$577.0	$296.9	$270.8	$241.9	$323.2		$327.0		$308.7

Operating Income Variances - Variances between periods in operating income were as follows (in millions):

2017 vs. 2016:	Alliant Energy	IPL	WPL
Asset valuation charges for Franklin County wind farm in 2016 (Refer to Note 3 for details)	$86	$—	$—
Total higher utility electric margin variance (Refer to details below)	102	65	37
Total higher utility gas margin variance (Refer to details below)	28	17	11
Higher other operation and maintenance expenses variance (Refer to details below)	(45)	(20)	(29)
Higher depreciation and amortization expense primarily due to additional plant in service in 2017, including impacts from Marshalltown	(33)	(29)	(8)
Higher depreciation expense at WPL due to updated depreciation rates effective January 2017 approved by the PSCW and FERC (Refer to Note 1(e) for details)	(12)	—	(12)
Higher depreciation expense at IPL due to write-down of regulatory assets resulting from the IPL electric rate review settlement in 2017 (Refer to Note 2 for details)	(5)	(5)	—
Other	(5)	(2)	(3)
	$116	$26	($4)

2016 vs. 2015:	Alliant Energy	IPL	WPL
Asset valuation charges for Franklin County wind farm in 2016 (Refer to Note 3 for details)	($86)	$—	$—
Total higher utility electric margin variance (Refer to details below)	46	32	14
Total lower utility gas margin variance (Refer to details below)	(1)	(1)	—
Total lower other operation and maintenance expenses variance (Refer to details below)	23	6	16
Higher amortization expense from the new customer billing and information system placed in service in 2015	(8)	(4)	(4)
Higher depreciation and amortization expense primarily due to additional plant in service in 2016	(2)	—	(4)
Other	(12)	(4)	(4)
	($40)	$29	$18

Electric Revenues and Sales Summary - Electric revenues (in millions), and MWh sales (in thousands), were as follows:

	Revenues			MWhs Sold
	2017	2016	2015	2017	2016	2015
Alliant Energy
Retail	$2,569.6	$2,564.8	$2,474.1	25,095	25,339	25,380
Sales for resale	268.8	266.7	249.5	5,003	4,399	4,842
Other	56.3	44.0	46.9	94	100	129
	$2,894.7	$2,875.5	$2,770.5	30,192	29,838	30,351
IPL
Retail	$1,448.0	$1,442.5	$1,410.2	14,356	14,523	14,824
Sales for resale	114.6	97.8	61.5	2,169	1,406	1,023
Other	36.3	29.4	32.1	38	41	67
	$1,598.9	$1,569.7	$1,503.8	16,563	15,970	15,914
WPL
Retail	$1,121.6	$1,122.3	$1,063.9	10,739	10,816	10,556
Sales for resale	154.2	168.9	188.0	2,834	2,993	3,819
Other	20.0	14.6	14.8	56	59	62
	$1,295.8	$1,305.8	$1,266.7	13,629	13,868	14,437

Gas Revenues and Sales Summary - Gas revenues (in millions), and Dth sales (in thousands), were as follows:

	Revenues			Dths Sold
	2017	2016	2015	2017	2016	2015
Alliant Energy
Retail	$364.6	$322.4	$349.9	49,250	47,743	48,635
Transportation/Other	36.3	33.0	31.3	76,916	77,485	74,162
	$400.9	$355.4	$381.2	126,166	125,228	122,797
IPL
Retail	$202.2	$183.1	$198.4	26,580	26,230	26,877
Transportation/Other	23.8	20.9	18.9	39,365	37,158	34,129
	$226.0	$204.0	$217.3	65,945	63,388	61,006
WPL
Retail	$162.4	$139.3	$151.5	22,670	21,513	21,758
Transportation/Other	12.5	12.1	12.4	37,551	40,327	40,033
	$174.9	$151.4	$163.9	60,221	61,840	61,791

Temperatures - Estimated increases (decreases) to electric and gas margins from the impacts of temperatures were as follows (in millions):

	Electric Margins			Gas Margins
	2017	2016	2015	2017	2016	2015
IPL	($8)	$3	($7)	($4)	($4)	($2)
WPL	(8)	1	(4)	(2)	(3)	(2)
Total Alliant Energy	($16)	$4	($11)	($6)	($7)	($4)

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins as follows (in millions):

2017 vs. 2016:	Alliant Energy	IPL	WPL
Higher margins at IPL from the impact of its 2016 Test Year interim retail electric base rate increase (Refer to Note 2 for details)	$77	$77	$—
Higher margins at WPL from the impact of its 2017/2018 Test Period retail electric base rate increase (Refer to Note 2 for details)	63	—	63
Higher revenues at IPL due to 2016 retail electric customer billing credits related to the approved retail electric base rate freeze through 2016 (Refer to Note 2 for details)	9	9	—
Higher electric revenues from reimbursements for hurricane assistance relief in 2017 (hurricane assistance electric revenues are offset in other operation and maintenance expenses)	6	3	3
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	(20)	(11)	(9)
Revenue requirement adjustment in 2016 related to certain tax benefits (Refer to Note 2 for details)	(14)	(14)	—
Changes in electric fuel-related costs, net of recoveries at WPL (a)	(12)	—	(12)
Lower wholesale margins at WPL primarily due to the expiration of a wholesale power supply agreement on May 31, 2017	(8)	—	(8)
Other	1	1	—
	$102	$65	$37

2016 vs. 2015:	Alliant Energy	IPL	WPL
Higher revenues at IPL due to lower retail electric customer billing credits related to the approved retail electric base rate freeze through 2016 (Refer to Note 2 for details)	$15	$15	$—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	15	10	5
Higher revenues at IPL due to fewer electric tax benefit rider credits on customers’ bills (Refer to Note 2 for details)	8	8	—
Higher electric transmission service expense at WPL	(11)	—	(11)
Other (b)	19	(1)	20
	$46	$32	$14

(a)
WPL estimates the increase (decrease) to electric margins from amounts within the approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year was approximately ($6) million, $6 million and $6 million in 2017, 2016 and 2015, respectively.

(b)	Includes increases in temperature-normalized retail sales volumes at WPL in 2016. Refer to “Electric Sales Trends” below for more information.

Electric Sales Trends - Alliant Energy’s retail electric sales volumes decreased 1% in 2017 and remained unchanged in 2016. During 2017, the decrease was primarily due to the impact of lower residential and commercial sales due to cooler summer temperatures during 2017 compared to the same period in 2016 and an extra day of retail sales during 2016 due to the leap year, partially offset by increases in WPL’s industrial sales from higher customer production and customer expansions.

During 2016, retail electric sales remained unchanged. Increases from the impact of temperatures on residential and commercial sales resulting in higher cooling demand, an extra day of retail sales during the first quarter of 2016 due to the leap year, and higher commercial and industrial sales driven by customer expansions were offset by decreases from IPL’s sale of its Minnesota electric distribution assets in 2015.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins as follows (in millions):

2017 vs. 2016:	Alliant Energy	IPL	WPL
Higher margins at WPL from the impact of its 2017/2018 Test Period retail gas base rate increase (Refer to Note 2 for details)	$9	$—	$9
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	8	8	—
Higher revenues at IPL due to lower gas tax benefit rider credits on customer’s bills (Refer to Note 2 for details)	6	6	—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	1	—	1
Other	4	3	1
	$28	$17	$11

2016 vs. 2015:	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	($3)	($2)	($1)
Other	2	1	1
	($1)	($1)	$—

(a)	Changes in gas energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Other Operation and Maintenance Expenses - The following items contributed to (increased) decreased other operation and maintenance expenses as follows (in millions):

2017 vs. 2016:	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	($27)	$—	($27)
Charges related to cancelled software projects in 2017	(6)	(3)	(3)
Higher distribution expense for hurricane assistance relief in 2017 (hurricane assistance relief expenses are offset in electric margins)	(6)	(3)	(3)
Write-down of regulatory assets due to the IPL electric rate review settlement in 2017 (Refer to Note 2 for details)	(4)	(4)	—
Higher energy efficiency expense at IPL (primarily offset by gas revenues)	(3)	(3)	—
Other	1	(7)	4
	($45)	($20)	($29)

2016 vs. 2015:	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	$15	$—	$15
Losses on sales of IPL’s Minnesota distribution assets recorded in 2015 (Refer to Note 3 for details)	14	14	—
Voluntary employee separation charges in 2015 (Refer to Note 12(a) for details)	8	5	3
Higher bad debt expense at IPL (b)	(9)	(9)	—
Higher stock-based performance compensation expense (Refer to Note 12(b) for details)	(7)	(4)	(3)
Higher employee benefits-related expense (c)	(7)	(5)	(2)
Other (includes lower costs due to cost controls and operational efficiencies)	9	5	3
	$23	$6	$16

(a)
The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in energy efficiency cost recovery amortizations for 2017 and 2018. The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate review authorized changes in energy efficiency cost recovery amortizations for 2015 and 2016. Regulatory amortizations at WPL related to energy efficiency costs were $16 million, ($11) million and $4 million in 2017, 2016 and 2015, respectively.

(b)	Primarily due to an increase in IPL’s allowance for doubtful accounts as a result of increases in past due accounts receivable.

(c)
Primarily due to an increase in retirement plans costs and other employee benefits-related costs. The increased retirement plan costs in 2016 were largely due to lower than expected returns on plan assets in 2015.

Interest Expense and Other Variances - The following items contributed to (increased) decreased interest expense and other as follows (in millions):

2017 vs. 2016:	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances (Refer to Note 9(b) for details)	($19)	($9)	($2)
Higher (lower) equity income from ATC Investment (a)	3	—	(39)
Higher (lower) AFUDC primarily due to increased (decreased) CWIP balances (b)	(13)	(21)	8
Other	2	—	(1)
	($27)	($30)	($34)

2016 vs. 2015:	Alliant Energy	IPL	WPL
Higher (lower) interest expense primarily due to higher (lower) average outstanding long-term debt balances	($9)	($6)	$1
Higher AFUDC primarily due to increased CWIP balances (b)	26	24	2
Other	5	—	4
	$22	$18	$7

(a)
Alliant Energy’s increase was primarily due to return on equity complaint reserves recorded in 2016, partially offset by a reserve established in 2017 for an anticipated future refund to be made to ATC’s customers. WPL’s decrease was due to the transfer of its investment in ATC to ATI on December 31, 2016. Refer to Note 6(a) for details.

(b)	Changes in AFUDC were primarily due to AFUDC recognized for Marshalltown.

Income Taxes - Refer to Note 11 for details of effective income tax rates for continuing operations.

STRATEGIC OVERVIEW

Strategic Plan - The strategic plan focuses on creating customer value across IPL’s and WPL’s service territories. Customers have evolving expectations and access to increasingly competitive alternatives for energy. As a result, providing customized energy solutions, while aggressively managing customer prices, remains at the center of the strategic plan. Alliant Energy, IPL and WPL are focused on delivering reliable and affordable electricity with lower electric generation CO2 emissions. By adopting a long-term strategy independent of changing policies and political landscape, Alliant Energy, IPL and WPL remain flexible on environmental compliance plans, while ensuring their electric supply provides economic and sustainable value to their customers and service territories. The strategic plan is evaluated through the integrated resource planning process, subject to review and approval by regulatory agencies and Alliant Energy’s Board of Directors. Successful implementation of the strategic plan is expected to result in increased earnings for Alliant Energy, IPL and WPL while limiting cost increases for IPL’s and WPL’s customers. The strategic plan is built upon two key elements: Growth and Optimization.

Growth - The growth element of the strategic plan includes accelerating the growth of customers’ electric and gas usage and expanding the portfolio of energy resources by adding cleaner and renewable energy, with a focus on long-term generation solutions. Increasing electric and gas usage in IPL’s and WPL’s service territories is expected to help minimize individual customer prices. Expanding cleaner and renewable energy is part of Alliant Energy’s long-term plan to reduce fossil-fueled EGU CO2 emissions and may also help support customers’ electric usage sustainability efforts.

Accelerate Electric and Gas Usage Growth - Actions to accelerate the growth of customers’ electric and gas usage include: retention and growth of current customers, as well as growth of new customers; economic development opportunities designed to attract new customers (e.g. industrial park expansions); and efforts to promote additional markets for electricity and gas, such as the electrification of the transportation sector (e.g. electric vehicles and charging stations).

To help support retention and growth of current customers, the strategic plan focuses on promoting energy efficiency and using new and existing technologies and customized energy solutions, which are expected to help reduce energy costs, provide flexibility, increase productivity, and focus on responding to customers’ increased interest in energy-related sustainability initiatives.

Economic development across Iowa and Wisconsin is focused on attracting new businesses by providing planning resources and energy solutions that encourage companies to invest in IPL’s and WPL’s service territories. For example, the Big Cedar Industrial Center is a 1,300 acre rail-served manufacturing and industrial site in Cedar Rapids, Iowa. This ready-to-build site is in close proximity to regional airport and interstate freeways and offers access to IPL’s electric services. IPL has also identified various other development-ready sites, including Prairie View Industrial Center, a 730 acre site in Ames, Iowa;

Indianhead South, a 145 acre site in Mason City, Iowa; and Helgerson Flats Industrial Center, an 80 acre site in Ottumwa, Iowa. WPL is also exploring development-ready sites in Wisconsin.

In addition, investments are expected to be made to extend various gas distribution systems in IPL’s and WPL’s service territories to serve new customer demand for natural gas.

Expand Cleaner and Renewable Energy - The expansion of cleaner and renewable energy contributes to a more diverse energy portfolio and over the long-term, reduces emissions from EGUs. Alliant Energy is expanding its renewable generation portfolio with the planned expansion of up to 1,200 MW of wind generation at IPL and WPL in aggregate. In addition, Alliant Energy completed construction of Marshalltown in 2017 and is currently constructing West Riverside, which are highly efficient natural gas-fired combined-cycle EGUs. IPL and WPL have also completed various solar projects, and have plans to construct additional solar generation at Marshalltown and West Riverside, respectively. These new generation projects are expected to increase customer access to low-cost energy resources, and also support the retirement of various older, smaller and less efficient coal-fired EGUs, resulting in Alliant Energy reducing its CO2 emissions. These new generation projects and EGU retirements also support a cleaner electricity supply portfolio, which may assist with Alliant Energy’s customers’ increasing sustainability efforts.

Optimization - The second key element of the strategic plan focuses resources on providing reliable electric and natural gas service to customers in IPL’s and WPL’s service territories in a cost effective manner through continued modernization of the power grid and gas distribution system, and optimization of the generation fleet. Modernizing, upgrading and optimizing the distribution and generation assets are expected to maximize the value of Alliant Energy’s existing infrastructure, strengthen and enhance the safety of its systems, expand customer options with smart technology, and be more price-competitive and market-responsive for customers. For example, customer engagement initiatives include new pricing options and enhanced communication through mobile devices for customers. In addition, IPL and WPL are working with their respective regulatory commissions to determine the appropriate treatment for Tax Reform impacts, which are currently expected to be utilized for future customer benefits.

Alliant Energy is modernizing the power grid to accommodate a growing two-way flow of electricity and information. This includes targeted investments to replace and upgrade aging infrastructure in the electric distribution system. This also includes investments in advanced metering infrastructure, which support the integration of new technologies, as well as improve the security, reliability and resiliency of the power grid.

Since 2010, Alliant Energy has retired or fuel-switched approximately 40% of its older, smaller, less efficient and more costly coal-fired EGUs, and has made investments in its newer, more efficient coal-fired EGUs. Additionally, Alliant Energy has retired or fuel-switched approximately 75% of its combustion turbines and oil-fired EGUs. Alliant Energy is also investing in responsive and cost-effective natural gas-fired generation, which complements its growing investments in renewable energy. These investments are expected to help reduce costs and provide competitively-priced electricity for customers.

Generation Plans - A diversified fuel mix for EGUs is important to meeting the energy needs of customers and also recognizes the importance of using resources in efficient and environmentally responsible ways for the benefit of future generations. The current strategic plan includes the following portfolio of energy resources:

•	Natural gas - operating, constructing, and/or converting to, natural gas-fired EGUs.

•	Renewables - operating wind farms, solar projects and hydroelectric generators, as well as developing future wind sites and solar projects.

•	PPAs - purchasing electricity to meet a portion of customers’ demand for electricity, including wind, solar power and nuclear generation PPAs.

•
Coal - completing the installation of remaining environmental controls at newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs.

Increasing levels of energy produced by natural gas-fired EGUs, wind farms and other renewable energy resources, and installing environmental controls at the more efficient coal-fired EGUs, result in significant environmental benefits. As a result of these efforts, mercury emissions have been reduced by approximately 95% from 2005 levels. In addition, SO2 and NOx emissions are currently targeted to be reduced by approximately 90% and 80%, respectively, from 2005 levels by 2020. Electric generation CO2 emissions are currently targeted to be reduced by approximately 40% from 2005 levels by 2030. Water withdrawals at fossil-fueled EGUs are currently targeted to be reduced by approximately 75% from 2005 levels by 2030.

Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term electricity needs, with a focus on clean, reliable and affordable energy, and are monitoring several related external factors that could influence those evaluations. Some of the external factors impacting these plans include regulatory policies and decisions; changes in long-term projections of customer demand; changing customer demand for renewable energy; availability and cost effectiveness of different generation and emission reduction technologies; developments related to environmental regulations; settlements reached with environmental agencies and citizens groups; forward market prices for fossil fuels and electricity; market conditions for obtaining financing; developments related to federal and state renewable portfolio standards; environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources; and federal and state tax incentives. Environmental compliance plans have also been developed to ensure cost effective compliance with current and proposed environmental laws and regulations impacting existing EGUs. Refer to “Environmental Matters” for details of current and proposed environmental regulations and requirements.

Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - In 2013, the IUB issued an order approving a siting certificate and establishing rate-making principles for IPL’s construction of the 706 MW natural gas-fired combined-cycle EGU in Marshalltown, Iowa, referred to as Marshalltown. IPL’s construction of Marshalltown began in 2014 and the EGU was placed into service in April 2017. Marshalltown replaces energy and capacity being eliminated with the 2017 and 2018 retirements of Sutherland Units 1 and 3, Fox Lake Units 1 and 3, Burlington Combustion Turbines Units 1-4, Dubuque Units 3 and 4, Centerville Combustion Turbines Units 1 and 2, Grinnell Combustion Turbines Units 1 and 2, and Red Cedar Combustion Turbine Unit 1, which in aggregate had a nameplate capacity of approximately 480 MW.

ITC constructed the majority of the required transmission network upgrades for Marshalltown and elected to pursue an option under the terms of MISO’s Attachment “X” tariff to self-fund these transmission network upgrades. As a result, ITC has incurred the capital expenditures to construct the transmission network upgrades and has started billing IPL a direct charge for such transmission network upgrade costs.

Refer to Note 3 for further discussion of Marshalltown.

WPL’s Construction of West Riverside - In 2016, WPL received an order from the PSCW authorizing WPL to construct an approximate 730 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as West Riverside. WPL’s construction of West Riverside began in 2016 and the EGU is currently expected to be placed in service by early 2020. WPL’s estimated portion of capital expenditures is currently expected to be approximately $640 million. The capital expenditures include costs to construct the EGU and a pipeline to supply natural gas to the EGU, and exclude transmission network upgrades and AFUDC. West Riverside will replace energy and capacity being eliminated with the 2015 retirements of Nelson Dewey Units 1 and 2 and Edgewater Unit 3, and the planned retirements of Edgewater Unit 4 and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate capacity of approximately 700 MW.

WPL entered into agreements with neighboring utilities and electric cooperatives that provide each of the neighboring utilities and electric cooperatives options to purchase a partial ownership interest in West Riverside. The purchase price for such options is based on the ownership interest acquired and the net book value of West Riverside on the date of the purchase. The exercise of each option is subject to PSCW approval, and the timing and ownership amounts of the options are as follows:

Counterparty	Option Amount	Option Timing
Wisconsin Public Service Corporation (WPSC)	Up to 200 MW (no more than 100 MW to be acquired in first two years) (a)	2020-2024 (b)
Madison Gas and Electric Company (MGE)	Up to 50 MW (no more than 25 MW to be acquired in first two years)	2020-2025 (b)
Electric cooperatives	Approximately 65 MW	During construction of the EGU

(a)
If WPSC exercises its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company (Wisconsin Electric), places in service within 10 years of the date West Riverside is placed in service.

(b)	Assumes an in-service date by early 2020.

WPSC and MGE Options - In conjunction with the agreements WPL entered into with WPSC and MGE associated with West Riverside, WPL also entered into amendments to the Columbia joint operating agreement. In November 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement, which allow WPSC and MGE to forgo certain capital expenditures at Columbia. Based on the additional capital expenditures WPL currently expects to incur through June 1, 2020, WPL’s ownership interest in Columbia is expected to increase from 46.2% (as of December 31, 2016) to 53.4%. Refer to Note 4 for further discussion of these amendments.

Renewable Generation Joint Development Agreement - In 2016, WPL, Wisconsin Electric and WPSC executed a separate joint development agreement for the purpose of cooperatively developing any renewable resources greater than 50 MW in Wisconsin for the benefit of their respective customers. The agreement has a 10-year term beginning June 1, 2016, and the utility that originates such renewable resource would hold a majority ownership and operational control of the renewable resource. The other two utilities would have the right to acquire a minority interest in the other utility’s renewable resource. Refer to “WPL’s Expansion of Wind Generation” below for discussion of definitive agreements entered into by WPL, WPSC and MGE to acquire the assets of FWEC, which is a 129 MW wind farm located in Wisconsin.

Electric Cooperatives’ Options - In October 2017, WPL received an order from the PSCW authorizing various electric cooperatives, which currently have wholesale power supply agreements with WPL, to acquire approximately 65 MW of West Riverside while the EGU is being constructed. As part of the electric cooperatives’ acquisitions, which were finalized in January 2018, the current wholesale power supply agreements with the various electric cooperatives were extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation - The strategic plan includes the planned expansion of up to 1,200 MW of wind generation in aggregate (up to 1,000 MW at IPL and up to 200 MW at WPL). IPL and WPL believe their respective planned expansion of wind generation will qualify for the full level of production tax credits as a result of progress payments in 2016 for wind turbines, and plan to place these wind projects into service by the end of 2020. The amount and timing of these wind projects will largely depend on regulatory approvals, federal and state tax incentives and the acquisition of wind sites. Estimated capital expenditures for the planned wind generation projects for 2018 through 2020 are included in the “Renewable projects” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

IPL’s Expansion of Wind Generation - In October 2016, IPL received approval from the IUB for up to 500 MW of new wind generation. In August 2017, IPL filed an application with the IUB for advance rate-making principles for up to 500 MW of additional wind generation, and a decision from the IUB is currently expected in the first quarter of 2018. The advance rate-making principles approved by the IUB in October 2016 and requested by IPL in the August 2017 application were as follows:

•
Additional wind generation that qualifies for the full level of production tax credits, as long as the projects are located in Iowa. The October 2016 IUB approval has a cost cap of $1,830/kilowatt, including AFUDC and transmission costs, and the August 2017 application has a cost cap of $1,780/kilowatt, including AFUDC and transmission costs. Any costs incurred in excess of the respective cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	A depreciable life of the wind generation facilities of 40 years, unless changed as a result of a contested case before the IUB.

•
An 11.0% return on common equity, with the exception of certain transmission facilities classified as intangible assets, which would earn the rate of return on common equity the IUB finds reasonable in each future retail electric rate proceeding.

•
A return on common equity for the calculation of AFUDC during the construction period that is the greater of 10.0% or whatever percentage the IUB finds reasonable during IPL’s most recent retail electric rate proceeding.

•	The application of double leverage is deferred until a future retail electric rate proceeding.

•
Amortization over a 10-year period of IPL’s prudently incurred and unreimbursed costs, effective with IPL’s next retail electric base rate proceeding, if IPL cancels the construction of the wind generation facilities.

IPL currently has on-going, new wind project development as follows:

Wind Site	Nameplate Capacity	Location
Upland Prairie	Up to 300 MW	Clay and Dickinson Counties, Iowa
Whispering Willow	Up to 200 MW	Franklin County, Iowa
English Farms	Up to 170 MW	Poweshiek County, Iowa

IPL continues to explore other development opportunities for its planned expansion of wind generation.

WPL’s Expansion of Wind Generation - In October 2017, WPL, along with WPSC and MGE, entered into definitive agreements, subject to regulatory approval, to acquire the assets of FWEC, which is a 129 MW wind farm located in Wisconsin. WPL currently expects to acquire 55 MW of FWEC for approximately $74 million. In November 2017, WPL filed for approval from the PSCW to acquire the assets of FWEC, and a decision from the PSCW is currently expected in the first half of 2018. In January 2018, FERC approved WPL’s request to acquire the assets of FWEC. WPL, WPSC and MGE have been receiving electricity from FWEC under PPAs since FWEC began commercial operations in 2008. Upon completion of the acquisitions, such PPAs will terminate.

WPL currently expects to file for approval from the PSCW for the remaining portion of its wind expansion plan in the first half of 2018.

Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the 99 MW Franklin County wind farm assets from AEF to IPL in April 2017.

Solar Generation - In 2016, WPL began providing customers with energy from the 2.3 MW Rock River solar project through a 10-year PPA. The solar field is located at WPL’s Rock River landfill site in Beloit, Wisconsin. In 2017, IPL installed approximately 5 MW of solar arrays in Dubuque, Iowa. In addition, IPL and WPL have plans to construct solar generation at Marshalltown and West Riverside, respectively.

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

IPL - Under Iowa law, IPL is required to file an EPB biennially. Filing of periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the Iowa Office of Consumer Advocate, among others. An EPB provides a utility’s compliance plan and related budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IUB approval of an EPB demonstrates that the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements. In May 2017, the IUB approved IPL’s most recent emissions plan and budget, which includes the SCR for Ottumwa Unit 1. The SCR at Ottumwa Unit 1 is currently expected to be placed in service in 2018. IPL’s portion of capital expenditures (past and future) for the SCR is expected to be $60 million to $70 million.

WPL - WPL must file a CA application and receive authorization from the PSCW to proceed with any individual environmental controls project with an estimated project cost of $10.7 million or more. WPL is currently constructing the SCR at Columbia Unit 2 pursuant to a 2015 PSCW order and expects to place it in service in 2018. WPL’s portion of capital expenditures (past and future) for the SCR is expected to be $40 million to $50 million.

Plant Retirements and Fuel Switching - In 2017, IPL retired Sutherland Units 1 and 3, Dubuque Units 3 and 4, Fox Lake Units 1 and 3, and various other units, as well as fuel switched Prairie Creek Unit 4 from coal to natural gas and Marshalltown Combustion Turbine Units 1-3 from oil to natural gas. The current strategic plan includes the retirement, or fuel switch from coal to natural gas, of several older, smaller and less efficient EGUs in the next several years. The plan includes the following EGUs, with net book values as of December 31, 2017 (dollars in millions; Combustion Turbine (CT)). Refer to “Properties” in Item 2 for additional details, including nameplate capacity.

IPL			WPL
	Expected	Net Book		Expected	Net Book
EGU	Action	Value	EGU	Action	Value
Red Cedar CT Unit 1	Retire by 6/1/18	$3	Edgewater Unit 4	Retire by 9/30/18	$33
Burlington CT Units 1-4	Retire by 6/1/18	—	Rock River CT Units 3-6	Retire by 12/31/20	1
Burlington Unit 1	Fuel switch by 12/31/21	60	Sheepskin CT Unit 1	Retire by 12/31/20	—
Prairie Creek Units 1 and 3	Fuel switch or retire by 12/31/25	89

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

Electric and Gas Distribution Systems - The strategic plan includes investments targeted at replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2018 through 2021 are included in the “Electric and gas distributions systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Gas Pipeline Expansion - IPL and WPL currently expect to make investments to extend various gas distribution systems to provide natural gas to unserved or underserved areas in their service territories. For example, in March 2017, IPL placed into service the Clinton natural gas pipeline, located in Scott and Clinton Counties in Iowa, which provides capacity for anticipated customer growth in Clinton County.

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

Advanced Metering Infrastructure (AMI) - IPL currently plans to install AMI in its electric and gas service territories in Iowa through a phased approach from 2017 through 2019. AMI is a system of meters, communications networks and data management systems that enables two-way communication between utilities and its customers. AMI allows for remote meter reading, automatic outage notification, and remote disconnects and reconnects. AMI technology is expected to enhance the communication infrastructure in Alliant Energy’s service territories, improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies.

Non-utility Operations - The strategic plan for Alliant Energy’s non-utility operations involves maintaining a modest portfolio of businesses that are accretive to earnings and cash flows. The non-utility strategic plan continues to evolve through exploration of modest investment opportunities within and outside of Alliant Energy’s service territories.

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

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers and interim rates were implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group. In February 2018, the IUB issued an order approving the settlement. Final rates are currently expected to be effective in the first half of 2018 once all motions for reconsideration have been addressed and final tariffs have been approved by the IUB. The requested interim and final rate increases were calculated based on the following (Return on Common Equity (ROE)):

	Interim Rates	Final Rates
Annual retail electric base rate increase	$102 million	$130 million
Regulatory capital structure:
Common equity	49.1%	49.0%
Long-term debt	46.3%	46.8%
Preferred equity	4.6%	4.2%
After-tax weighted-average cost of capital:
Marshalltown (ROE - 11.0%)	8.1%	8.0%
Emery (ROE - 12.23%)	8.7%	8.6%
Whispering Willow - East (ROE - 11.7%)	8.4%	8.3%
Other (ROE - 9.6%) (a)	7.4%	7.3%
Retail electric rate base (b)	$3.8 billion	$4.0 billion

(a)
Other ROE of 9.6% for interim rates reflects the application of double leverage. Prior to application of double leverage, Other ROE for interim rates was 10.0%. Other ROE of 9.6% for final rates does not reflect the application of double leverage.

(b)
The retail electric rate base for interim rates includes post-test year capital additions placed in service prior to the rate filing in April 2017, including Marshalltown and the Franklin County wind farm. The retail electric rate base for final rates also includes deferred tax assets for production tax credits generated by Whispering Willow - East and post-test year capital additions placed in service by September 30, 2017.

Refer to Note 2 for discussion of IPL’s initial request, interim rates, settlement and final rates, as well as details for a write-down of regulatory assets recorded by IPL in 2017 related to the settlement.

WPL’s Retail Electric and Gas Rate Review (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement an increase in annual retail electric rates of $9 million, or approximately 1%, and an increase in annual retail gas rates of $9 million, or approximately 13%. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. These increases are effective January 1, 2017 and extend through the end of 2018. The increases reflect recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. These rate increases were partially offset by utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the earnings sharing mechanism for the 2013/2014 Test Period. The order included a return on common equity of 10.0% and continues an earnings sharing mechanism, whereby WPL must defer a portion of its earnings and return this amount to its retail electric and gas customers if its annual regulatory return on common equity exceeds 10.25% during the 2017 and 2018 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 11.00%, and 100% of any excess earnings above 11.00%. As of December 31, 2017, WPL has not deferred any 2017 earnings for this provision. Refer to Note 7 for details of WPL’s regulatory limitation on distributions of common stock dividends to its parent company in 2018.

The order reflected the impact of the transfer of WPL’s investment in ATC to ATI on December 31, 2016 as discussed in Note 6(a), approved changes to depreciation rates pursuant to a September 2016 PSCW order, continued escrow treatment of transmission and energy conservation charges, and application of AFUDC rates to 100% of the retail portion of the CWIP balances for West Riverside. The order also requires deferral of any potential changes in revenue requirement due to anticipated increases in WPL’s ownership share of Columbia resulting from the West Riverside agreements WPL previously entered into with neighboring utilities. As of December 31, 2017, WPL’s deferral amount related to such provision was not material. The order also approved changes to retail rates, which result in a higher percentage of costs being recovered from customers through fixed and demand charges.

WPL’s Retail Electric and Gas Rate Review (2015/2016 Test Period) - Refer to Note 2 for details of a July 2014 PSCW order, which included a provision that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded 10.65% during 2015 and 2016. As of December 31, 2017, Alliant Energy and WPL deferred $5 million of WPL’s 2016 earnings for this provision, which WPL currently expects will be refunded to its customers in a future rate review or other proceeding.

IPL’s 2014 Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extended IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate review through 2016 and provided targeted retail electric customer billing credits of $105 million in aggregate. In 2016, 2015 and 2014, IPL recorded $9 million, $24 million and $72 million of such credits, respectively.

WPL’s Retail Fuel-related Rate Filings - Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2016 through 2018.

Tax Reform - In January 2018, the IUB issued an order initiating investigation of the impacts of Tax Reform. The order requires IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Tax Reform, such that any over-collections can be refunded to its customers at a future date, if appropriate. In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer and to accrue carrying costs on the revenue requirement impacts resulting from Tax Reform since its inception. IPL and WPL are working with the IUB and PSCW, respectively, to determine the amount and appropriate mechanism to provide these benefits to their customers. Refer to Note 11 for further discussion of customer benefits related to Tax Reform.

Depreciation Studies - In September 2016, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2017 as a result of a recently completed depreciation study. The September 2016 PSCW order also authorized WPL to recover the remaining net book value of Edgewater Unit 4 over a 10-year period beginning the later of the retirement date of the EGU or January 1, 2019. In December 2016, FERC issued an order approving the implementation and inclusion of the updated depreciation rates in WPL’s wholesale formula rates effective January 1, 2017.

Refer to Note 1(e) for discussion of the IUB’s February 2018 order approving the implementation of updated depreciation rates for IPL, which are currently expected to be effective in the first half of 2018, as a result of a recently completed depreciation study.

IPL’s Tax Benefit Riders - The IUB has approved electric and gas tax benefit riders proposed by IPL, which utilize regulatory liabilities generated from tax benefits and rate-making accounting changes to credit bills of IPL’s Iowa retail electric customers (beginning in 2011) and gas customers (beginning in 2013) to help offset the impact of rate increases on such customers. IPL’s tax benefit riders regulatory liability account has been, and plans to be, utilized to credit bills of Iowa retail electric and gas customers as follows (in millions):

	Electric	Gas	Total
Regulatory liability account balance approved by IUB	$520	$55	$575
2011 through 2017 customer billing credits	(509)	(53)	(562)
Regulatory liability benefits recorded in 2017 from rate-making accounting change	16	1	17
Tax Reform adjustment recorded in 2017	(5)	—	(5)
2018 customer billing credits (estimate)	(19)	(3)	(22)
Remaining balance available for future periods	$3	$—	$3

Refer to Notes 2 and 11 for additional discussion of the impacts of the electric and gas tax benefit riders on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates, as well as impacts from Tax Reform.

Planned Utility Rate Reviews -
IPL’s Retail Gas Rate Review (2017 Test Year) - IPL currently expects to make a retail gas rate filing in the second quarter of 2018 based on a 2017 historical Test Year. The key drivers for the anticipated filing include recovery of capital projects, partially offset by the benefits of Tax Reform. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective after IUB approval. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent.

WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - WPL currently expects to make a retail electric and gas rate filing in the second quarter of 2018 for the 2019/2020 Test Period. The key drivers for the anticipated filing include recovery of capital projects, offset by the benefits of Tax Reform and fuel-related cost savings. Any rate changes granted from this request are expected to be effective on January 1, 2019. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2018.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period/Year	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
Marshalltown	2016	11.00%	49.0%	4.2%	46.8%	N/A	7.99%	$597 (b)
Emery	2016	12.23%	49.0%	4.2%	46.8%	N/A	8.59%	197 (b)
Whispering Willow - East	2016	11.70%	49.0%	4.2%	46.8%	N/A	8.33%	213 (b)
Other	2016	9.60%	49.0%	4.2%	46.8%	N/A	7.30%	3,020 (b)
Gas (c)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255 (b)
Wholesale electric (FERC) (d)	2017	10.97%	48.3%	4.0%	47.7%	N/A	7.75%	141 (e)
WPL:
Wisconsin retail (PSCW):
Electric	2018	10.00%	52.2%	N/A	45.2%	2.6%	7.59%	2,851 (f)
Gas	2018	10.00%	52.2%	N/A	45.2%	2.6%	7.59%	284 (f)
Wholesale electric (FERC) (g)	2017	10.90%	55.0%	N/A	45.0%	N/A	8.30%	274 (e)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)	Average rate base was calculated using balances as of the end of the test year, adjusted for post-test year capital additions placed in service by September 30 following the end of the test year.

(c)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the unanimous settlement agreement approved in the IUB’s November 2012 order. Prior to the application of double leverage, authorized return on common equity was 10.0% and after-tax WACC was 8.0%.

(d)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and estimated rate base, effective July 1, 2018.

(e)
Wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of the test year and end of the test year balances in accordance with the respectively approved formula rates.

(f)
Average rate base amounts do not include CWIP or a cash working capital allowance and were calculated using a forecasted 13-month average for the test period. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(g)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base, which includes the wholesale jurisdictional share impacted by the departure of a wholesale customer in 2017.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. There is currently significant regulatory uncertainty with respect to a number of environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have compliance plans to address these environmental obligations. Prudent expenditures incurred by IPL and WPL to comply with environmental requirements would likely be recovered in rates from their customers. Refer to “Strategic Overview” for details of environmental compliance plans. The following are major environmental matters that could potentially have a significant impact on financial condition and results of operations.

Air Quality - The CAA and its amendments mandate preservation or enhancement of air quality through existing regulations and periodic reviews to ensure adequacy of the CAA provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS, which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which (NOx, SO2, particulate matter and ozone) are particularly relevant to electric utility operations. Ozone is not directly emitted from EGUs; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter may also be formed in the atmosphere from SO2 and NOx emissions. Alliant Energy, IPL and WPL also maintain compliance with additional emissions standards that apply under the CAA regulatory framework beyond NAAQS. The specific federal and state air quality rules that may materially affect future operations are listed in the table below. Refer to the sections below the following table for detailed discussion of these air quality rules.

Environmental Rule	Emissions Regulated	Alliant Energy’s Primary Facilities Potentially Affected	Actual/Anticipated Compliance Deadline
CSAPR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA and WI	Phase I - 2015; Phase II - 2017
CAA Section 111(d)	CO2	Existing fossil-fueled EGUs over 25 MW capacity	Phase I - 2022-2029; Phase II - 2030
CAA Section 111(b)	CO2	IPL’s Marshalltown facility and WPL’s West Riverside facility	Upon startup of EGU

Refer to “Properties” in Item 2 for a list of IPL’s and WPL’s EGUs by primary fuel type that they currently own or operate, as well as discussion of various EGUs that may be retired or changed from coal-fired to an alternative fuel source in the future.

CSAPR - CSAPR is a regional SO2 and NOx cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR emission allowances may be banked for future year compliance. CSAPR establishes state-specific annual SO2 and NOx emission caps and ozone season NOx emission caps. Compliance with CSAPR emission limits began in 2015, with additional emission limits reductions beginning in 2017. Alliant Energy, IPL and WPL are currently in compliance with applicable CSAPR emission limits. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR and currently expect to continue meeting the existing CSAPR compliance requirements.

GHG Emissions - There is continued debate regarding the public policy response that the U.S. should adopt to address climate change, involving both domestic actions and international efforts. In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change, and therefore, threaten public health and welfare, which was the prerequisite for implementing carbon reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing awareness of climate change is driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG emitted from Alliant Energy’s, IPL’s and WPL’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs. Refer to “Strategic Overview” for discussion of Alliant Energy’s, IPL’s and WPL’s voluntary target to reduce CO2 emissions, as well as their long-term strategy to meet the energy needs of customers while recognizing the importance of using resources in efficient and environmentally responsible ways.

Clean Air Act Section 111(d) - In 2015, the EPA published final standards under Section 111(d) of the CAA, referred to as the Clean Power Plan, which establish guidelines for states to follow in developing plans to reduce CO2 emissions from existing fossil-fueled EGUs. In 2016, the Supreme Court issued a stay of the Clean Power Plan, which placed implementation of the final standards on hold indefinitely. The EPA is currently expected to publish a proposed Clean Power Plan replacement, as well as repeal the original Clean Power Plan, in 2018. Litigation related to the Clean Power Plan is suspended while the EPA proceeds with its repeal and replacement rulemaking processes. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of the Clean Power Plan, or the impact of the final compliance requirements on their financial condition and results of operations, but expect that expenditures to comply with such requirements could be significant.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and West Riverside are subject to the EPA’s Section 111(b) regulation and have been designed to achieve compliance with these standards. Litigation related to Section 111(b) is suspended while the EPA proceeds with an administrative review of Section 111(b). Given the EPA’s Section 111(b) rulemaking remains subject to the EPA’s review, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards.

In addition, in order for the EPA to regulate existing fossil-fueled EGUs under Section 111(d) of the CAA, the EPA must have valid regulation of new fossil-fueled EGUs under Section 111(b) of the CAA. If Section 111(b) is vacated, the EPA’s ability to implement regulations for CO2 emissions at existing fossil-fueled EGUs, as well as any future Clean Power Plan replacement rule, could be limited.

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

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which are expected to require changes to discharge limits for wastewater from certain IPL and WPL steam generating facilities. Compliance with the final guidelines for existing steam generating facilities is determined by each facility’s wastewater discharge permit, and will be required by December 31, 2023. Effective January 2016, compliance for new steam generating facilities is required immediately upon operation. Projects required for compliance with these guidelines are facility specific. Alliant Energy, IPL and WPL currently believe the expenditures to comply with these guidelines could be significant.

Land and Solid Waste -
Coal Combustion Residuals Rule - The final CCR Rule, which regulates CCR as a non-hazardous waste, was published and became effective in 2015. IPL and WPL have seven and three coal-fired EGUs, respectively, with coal ash ponds that are impacted by this rule. In addition, IPL and WPL have three and two active CCR landfills, respectively, that are impacted by this rule. Actual costs resulting from the CCR Rule may be different than the amounts recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Expenditures incurred by IPL and WPL to comply with the CCR Rule are anticipated to be recovered in rates from their customers.

MGP Sites - Refer to Note 16(e) for discussion of IPL’s and WPL’s MGP sites.

Other - Refer to Note 16(e), Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources” for further discussion of environmental matters, including discussion of specific projects and the associated estimated capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of operating cash flows generated by their utility business, and available capacity under a single revolving credit facility and IPL’s sales of accounts receivable program, supplemented by periodic issuances of long-term debt and Alliant Energy equity securities.

Liquidity Position - At December 31, 2017, Alliant Energy had $28 million of cash and cash equivalents, $680 million ($105 million at the parent company, $250 million at IPL and $325 million at WPL) of available capacity under the single revolving credit facility and $92 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Short-term Debt” below and Note 9(a) for further discussion of the credit facility. Refer to Note 5(b) for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with their authorized levels. Alliant Energy expects to maintain consolidated debt at approximately 55% of total capital and consolidated preferred stock at less than 10% of total capital. These targets may be adjusted depending on subsequent developments and the impact on their respective WACC and investment-grade credit ratings. Capital structures as of December 31, 2017 were as follows (Common Equity (CE); IPL’s Preferred Stock (PS); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and anticipated proceeds from asset sales. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. The most significant debt imputations by rating agencies or state regulators relate to the DAEC PPA, pension and OPEB obligations and the sales of accounts receivable program.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on their ability to raise external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL maintain a single revolving credit facility to provide backstop liquidity to their commercial paper programs, and ensure a committed source of liquidity in the event the commercial paper market becomes disrupted. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source.

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

Tax Reform - In December 2017, Tax Reform was enacted. The net impacts of re-measuring deferred taxes associated with regulated utility operations were recorded in regulatory assets and regulatory liabilities and will be utilized to provide benefits to customers in the future. Alliant Energy, IPL and WPL are awaiting decisions from state and federal regulators regarding the timing, amount and method of delivering net tax benefits from utility operations to its utility customers; however, impacts from these decisions may include changes in cash flow from operations, credit ratings, liquidity, and capital needs. Alliant Energy, IPL and WPL are currently unable to quantify these impacts. Refer to Note 11 for further discussion of Tax Reform.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Cash and cash equivalents, January 1	$8.2	$5.8	$56.9	$3.3	$4.5	$5.3	$4.2	$0.4	$46.7
Cash flows from (used for):
Operating activities	983.4	859.6	871.2	440.0	361.9	385.0	465.7	521.4	449.8
Investing activities	(1,496.3)	(1,186.5)	(919.2)	(706.4)	(693.6)	(511.9)	(665.7)	(478.9)	(358.2)
Financing activities	532.6	329.3	(3.1)	266.7	330.5	126.1	218.9	(38.7)	(137.9)
Net increase (decrease)	19.7	2.4	(51.1)	0.3	(1.2)	(0.8)	18.9	3.8	(46.3)
Cash and cash equivalents, December 31	$27.9	$8.2	$5.8	$3.6	$3.3	$4.5	$23.1	$4.2	$0.4

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows (in millions):

2017 vs. 2016	Alliant Energy	IPL	WPL
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017	$77	$77	$—
Higher collections at WPL due to new retail electric and gas base rates in 2017	72	—	72
Changes in cash collateral balances	30	—	—
Timing of WPL’s fuel-related cost recoveries from customers	(50)	—	(50)
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	(25)	(25)	—
Lower distributions received at WPL from its investment in ATC due to the transfer of the investment in ATC to ATI on December 31, 2016	—	—	(27)
Changes in income taxes paid/refunded	(1)	20	(36)
Other (primarily due to other changes in working capital)	21	6	(15)
	$124	$78	($56)

2016 vs. 2015	Alliant Energy	IPL	WPL
Decreased collections from IPL’s retail customers due to increased past due amounts	($33)	($33)	$—
Changes in cash collateral balances	(27)	—	—
Changes in income taxes paid/refunded	(10)	(30)	35
Changes in the level of cash proceeds from IPL’s sales of accounts receivable	33	33	—
Timing of WPL’s fuel-related cost recoveries from customers	17	—	17
Changes in collections at IPL from higher revenues from retail electric customer billing credits related to the approved retail electric base rate freeze through 2016	15	15	—
Other (includes other changes in working capital largely related to changes in inventory levels)	(7)	(8)	20
	($12)	($23)	$72

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2017	2016	2015
IPL	$9	($11)	$19
WPL	(8)	28	(7)
Other subsidiaries	(12)	(27)	(12)
Alliant Energy	($11)	($10)	$—

Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments through 2024 based on their current federal net operating loss and credit carryforward positions. While no significant federal income tax payments through 2024 are expected to occur, some tax payments and refunds may occur for state taxes and between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 for discussion of the carryforward positions.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2018 based on the funded status and assumed return on assets for each plan as of the December 31, 2017 measurement date. Refer to Note 12(a) for discussion of the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows (in millions):

2017 vs. 2016	Alliant Energy	IPL	WPL
Lower (higher) utility construction expenditures (a)	($151)	$14	($184)
Non-utility wind investment in Oklahoma (Refer to Note 6(a) for details)	(98)	—	—
Proceeds from the liquidation of company-owned life insurance policies in 2016	(31)	(19)	—
Other	(30)	(8)	(3)
	($310)	($13)	($187)

2016 vs. 2015	Alliant Energy	IPL	WPL
Higher utility construction expenditures (b)	($171)	($70)	($109)
Proceeds from IPL’s Minnesota distribution asset sales in 2015 (Refer to Note 3 for details)	(140)	(140)	—
Proceeds from the liquidation of company-owned life insurance policies in 2016	31	19	—
Other	13	9	(12)
	($267)	($182)	($121)

(a)
Largely due to higher expenditures for WPL’s West Riverside facility, IPL’s and WPL’s electric and gas distribution systems and IPL’s expansion of wind generation, partially offset by lower expenditures for IPL’s Marshalltown facility.

(b)
Largely due to higher expenditures for IPL’s expansion of wind generation, IPL’s and WPL’s electric and gas distribution systems, and WPL’s West Riverside facility, partially offset by lower expenditures for IPL’s Marshalltown facility and environmental controls projects at WPL’s Edgewater Unit 5.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the financial planning processes. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology, improvements to ensure reliability of the electric and gas distribution systems, and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of total escalated construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates reflect impacts to Alliant Energy’s and WPL’s capital expenditures resulting from purchase options by certain electric cooperatives for a partial ownership interest in West Riverside, as well as additional capital expenditures related to Columbia that WPL is expected to incur related to agreements entered into with WPSC and MGE. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2018	2019	2020	2021	2018	2019	2020	2021	2018	2019	2020	2021
Generation:
Renewable projects	$655	$850	$140	$85	$565	$725	$50	$85	$90	$125	$90	$—
West Riverside	225	90	10	—	—	—	—	—	225	90	10	—
Other	140	95	150	140	60	50	80	75	80	45	70	65
Distribution:
Electric systems	440	435	485	560	260	250	290	345	180	185	195	215
Gas systems	130	95	90	115	75	50	55	65	55	45	35	50
Other	130	110	125	100	25	20	25	20	10	10	10	10
	$1,720	$1,675	$1,000	$1,000	$985	$1,095	$500	$590	$640	$500	$410	$340

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows (in millions):

2017 vs. 2016	Alliant Energy	IPL	WPL
Lower payments to retire long-term debt	$309	$—	$—
Higher net proceeds from common stock issuances	123	—	—
Net changes in the amount of commercial paper outstanding and other short-term borrowings outstanding	87	—	(60)
Higher (lower) net proceeds from issuance of long-term debt	(250)	(50)	300
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	10	30
Other (includes higher dividend payments in 2017)	(66)	(24)	(12)
	$203	($64)	$258

2016 vs. 2015	Alliant Energy	IPL	WPL
Proceeds from long-term debt issued in 2016 (Refer to “Long-term Debt” below)	$800	$300	$—
Payments to retire long-term debt in 2015 (Refer to “Long-term Debt” below)	181	150	31
Net changes in the amount of commercial paper outstanding	66	—	13
Payments to retire long-term debt in 2016 (Refer to “Long-term Debt” below)	(310)	—	—
Proceeds from long-term debt issued in 2015 (Refer to “Long-term Debt” below)	(250)	(250)	—
Lower net proceeds from common stock issuances	(125)	—	—
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	25	60
Other (includes higher dividend payments in 2016)	(30)	(21)	(5)
	$332	$204	$99

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

In November 2017, IPL received authorization, and has current remaining authority, from FERC through December 31, 2019 for the following (in millions):

Long-term debt securities issuances in aggregate	$1,100
Short-term debt securities outstanding at any time (including borrowings from its parent)	300
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In August 2017, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024. In December 2016, WPL received authorization from the PSCW to issue up to $1 billion of long-term debt securities in aggregate during 2017 through 2019, with no more than $650 million to be issued in any year. WPL’s current remaining authority for issuances of long-term debt securities is $700 million in aggregate through 2019.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue unspecified amounts of securities through December 2020. Alliant Energy’s shelf registration statement may be used to issue common stock, debt and other securities. IPL’s and WPL’s shelf registration statements may be used to issue preferred stock and debt securities.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. IPL’s and WPL’s goal is to maintain dividend payout ratios of approximately 65% to 75%. Alliant Energy’s, IPL’s and WPL’s dividend payout ratios were 63%, 72% and 67% of their consolidated earnings from continuing operations in 2017, respectively. Refer to “Executive Overview” for discussion of expected common stock dividends in 2018. Refer to Note 7 for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of applicable regulatory limitations and IPL’s outstanding preferred stock.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2015 through 2017. Refer to “Executive Overview” for discussion of expected issuances of common stock in 2018.

Short-term Debt - In August 2017, Alliant Energy, IPL and WPL entered into a single new revolving credit facility agreement, which expires in August 2022, to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. As of December 31, 2017, the short-term borrowing capacity totaled $1 billion ($400 million for Alliant Energy at the parent company level, $250 million for IPL and $350 million for WPL). There are currently 13 lenders that participate in the credit facility, with aggregate respective commitments ranging from $20 million to $130 million. The credit facility includes a $100 million letter of credit commitment and $50 million swingline commitment, which are available to each of Alliant Energy, IPL and WPL. Subject to certain conditions, Alliant Energy, IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise two extension options, each extending the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

The credit agreement contains provisions that prohibit placing liens on any of the property of Alliant Energy, IPL or WPL or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 10% of the consolidated tangible assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmen’s and similar liens, judgment liens, liens to secure additional non-recourse debt not to exceed $100 million outstanding at any one time at each of Alliant Energy, IPL and WPL, and purchase money liens.

The credit agreement contains provisions that require, during its term, any proceeds from asset sales, with certain exclusions, in excess of 25% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce certain of their respective debt commitments. Exclusions include, among others, certain sale and lease-back transactions, sales of non-utility assets, intercompany asset sales and sales of certain contracts and accounts receivable.

The credit agreement contains customary events of default, including a cross-default provision that would be triggered if Alliant Energy or certain of its significant subsidiaries (including IPL and WPL) defaults on debt (other than non-recourse debt) totaling $100 million or more. IPL and WPL are subject to a similar cross-default provision with respect to their own respective consolidated debt. A default by Alliant Energy or its non-utility subsidiaries would not trigger a cross-default at IPL or WPL, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under the credit agreement occurs and is continuing, then the lenders may declare any outstanding obligations of the defaulting borrower under the credit agreement immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to (a) Alliant Energy, IPL or WPL, then any outstanding obligations of Alliant Energy under the credit agreement would be immediately due and payable, or (b) IPL or WPL, then any outstanding obligations of IPL or WPL, respectively, under the credit agreement would be immediately due and payable.

A material adverse change representation is not required for borrowings under the credit agreement.

Refer to Note 9(a) for discussion of financial covenants required under the credit agreement, as well as additional information on the credit facility, commercial paper outstanding and AEF’s $95 million, 364-day variable-rate term loan credit agreement related to the acquisition of an equity ownership interest in a non-utility wind farm located in Oklahoma. At December 31, 2017, Alliant Energy, IPL and WPL were in compliance with financial covenants of the credit agreement.

Long-term Debt - Refer to Note 9(b) for discussion of IPL’s and WPL’s issuances of long-term debt in 2017. Significant issuances of long-term debt in 2016 and 2015 were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
2016:
AEF	$500	Variable-rate term loan credit agreement	2% at December 31, 2017	Oct-2018
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

AEF’s $500 million term loan credit agreement (with Alliant Energy as guarantor) includes substantially the same covenants and events of default included in the revolving credit facility financial covenants discussed above and in Note 9(a). At December 31, 2017, Alliant Energy was in compliance with financial covenants of the term loan credit agreement.

There were no significant retirements of long-term debt in 2017. Significant retirements of long-term debt in 2016 and 2015 were as follows (dollars in millions):

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

Refer to Note 9(b) for further discussion of long-term debt and “Executive Overview” for discussion of expected issuances of long-term debt in 2018.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements that contain provisions dependent on credit ratings. In the event of a significant downgrade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a significant downgrade, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements. In addition, a downgrade in the credit ratings of Alliant Energy, IPL or WPL, including those that may result from the impacts of Tax Reform, could also result in them paying higher interest rates in future financings, reduce flexibility with future financing plans, reduce their pool of potential lenders, increase their borrowing costs under existing credit facilities or limit their access to the commercial paper market. Credit ratings and outlooks as of the date of this report are as follows:

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	N/A	N/A
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Preferred stock	BBB	Baa3
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	A2
	Commercial paper	A-1	P-1
	Senior unsecured long-term debt	A	A2
	Outlook	Stable	Stable

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2018. IPL currently expects to amend and extend the purchase commitment. In 2017, 2016 and 2015, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE. However, IPL concluded consolidation of the third party was not required.

In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 5(b) for additional information regarding IPL’s sales of accounts receivable program.

Guarantees and Indemnifications - At December 31, 2017, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm and Alliant Energy’s and IPL’s prior divestiture activities. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2017 were as follows (in millions):

Alliant Energy	2018	2019	2020	2021	2022	Thereafter	Total
Other purchase obligations (Note 16(b))	$545	$364	$292	$267	$226	$716	$2,410
Long-term debt maturities (Note 9(b))	856	256	357	8	333	3,093	4,903
Interest - long-term debt obligations	217	184	168	157	157	1,998	2,881
Capital purchase obligations (Note 16(a))	82	—	—	—	—	—	82
Operating leases (Note 10(a))	6	5	2	2	1	13	29
Capital leases	2	1	1	1	—	—	5
	$1,708	$810	$820	$435	$717	$5,820	$10,310

IPL	2018	2019	2020	2021	2022	Thereafter	Total
Other purchase obligations (Note 16(b))	$322	$236	$193	$189	$164	$565	$1,669
Long-term debt maturities (Note 9(b))	350	—	200	—	—	1,875	2,425
Interest - long-term debt obligations	115	91	91	83	83	1,060	1,523
Capital purchase obligations (Note 16(a))	15	—	—	—	—	—	15
Operating leases (Note 10(a))	3	2	1	1	1	13	21
Capital leases	1	—	—	—	—	—	1
	$806	$329	$485	$273	$248	$3,513	$5,654

WPL	2018	2019	2020	2021	2022	Thereafter	Total
Other purchase obligations (Note 16(b))	$222	$126	$96	$78	$62	$151	$735
Long-term debt maturities (Note 9(b))	—	250	150	—	250	1,200	1,850
Interest - long-term debt obligations	89	89	73	69	69	938	1,327
Capital purchase obligations (Note 16(a))	67	—	—	—	—	—	67
Operating leases (Note 10(a))	3	3	1	—	—	—	7
Capital lease - Sheboygan Falls Energy Facility (Note 10(b))	15	15	15	15	15	35	110
Capital leases - other	1	1	1	1	—	—	4
	$397	$484	$336	$163	$396	$2,324	$4,100

At December 31, 2017, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2017, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

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

WPL’s retail electric margins have modest exposure to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. In December 2017, the PSCW approved annual forecasted fuel-related costs per MWh of $26.75 based on $356 million of variable fuel-related costs applicable for retail and wholesale customers for WPL’s 2018 Test Period. The retail portion of the 2018 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2017 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their retail electric margins in 2018 is approximately $6 million. However, the commodity risk exposure to WPL’s electric margins in 2018 could increase if WPL’s return on common equity in 2018 exceeds the most recently authorized return on common equity.

Refer to Note 2 for discussion of WPL’s retail fuel-related rate filings for Test Years 2016 through 2018, and Note 1(g) for additional details of utility cost recovery mechanisms that significantly reduce commodity risk.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2017, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $9 million, $0 and $0, respectively. Refer to Notes 5(b) and 9 for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

New Accounting Standards - Refer to Note 1(n) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

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

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events. Loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from actuals when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Note 16 provides further discussion of contingencies assessed at

December 31, 2017, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

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

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2017, as well as discussion of a write-down of regulatory assets in 2017 related to the recovery of Sutherland Units 1 and 3, and AROs deemed no longer probable of recovery in future rates, due to the IPL retail electric rate review settlement, which was approved by the IUB in February 2018.

Long-Lived Assets - Periodic assessments regarding the recoverability of certain long-lived assets are completed when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future, and assets within non-utility operations that are proposed to be sold or are currently generating operating losses.

Regulated Operations - Certain long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2017 included IPL’s and WPL’s generating units subject to early retirement.

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

Alliant Energy and WPL concluded that Edgewater Unit 4 met the criteria to be considered probable of abandonment in 2017. WPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no impairment was required as of December 31, 2017. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2017. Refer to “Strategic Overview” for discussion of additional EGUs that may be retired early and could be considered probable of abandonment in future periods, along with the net book value of such EGUs.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2017, unbilled revenues related to Alliant Energy’s utility operations were $198 million ($113 million at IPL and $85 million at WPL). Note 5(b) provides discussion of IPL’s unbilled revenues as of December 31, 2017 sold to a third party related to its sales of accounts receivable program.

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2017	Impact on 2018 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2017	Impact on 2018 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$173	$11	$22	$2
1% change in expected rate of return	N/A	9	N/A	1
IPL
1% change in discount rate	80	5	8	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	76	6	8	1
1% change in expected rate of return	N/A	4	N/A	—

Note 12(a) provides additional details of pension and OPEB plans.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2017 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration, and accounting for the impacts of Tax Reform.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs, and costs related to retirement or removal of depreciable property could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 1(c) for further discussion of regulatory accounting for taxes. Refer to Note 11 for details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2017, 2016 and 2015.

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2017. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Due to the anticipated future reductions in revenues from utility customers due to Tax Reform, Alliant Energy expects a reduction in its future consolidated taxable income, which will extend the period to which prior unutilized operating losses will be utilized. Taxable income must be reduced by net operating losses carryforwards prior to utilizing federal tax credit carryforwards. Alliant Energy expects to utilize its net operating losses carryforwards by 2024 and therefore, currently does not expect to utilize 2002 and 2003 vintage federal credit carryforwards prior to their expiration in 2022 and 2023, respectively. This has resulted in valuation allowance charges recorded to “Income tax expense (benefit)” on the income statements. Federal credit carryforwards generated from 2004 through 2008, which amount to $7 million for Alliant Energy, are expected to be utilized within five years of expiration. All other federal credit carryforwards and federal net operating loss carryforwards are expected to be utilized more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future resulting in a material impact on financial condition and results of operations. Refer to Note 11 for further discussion of Tax Reform, federal tax credit carryforwards, and federal and state net operating loss carryforwards.

Other Future Considerations - In addition to items discussed earlier in MDA, the Notes in Item 8 and “Risk Factors” in Item 1A, the following items could impact future financial condition or results of operations:

Electric Transmission Service Expense - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. Due to the use of formula rates that allow ITC and ATC to change the amount they charge to their customers based upon changes to the costs they incur, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expense. In 2018, IPL and WPL expect amounts billed by ITC and ATC, respectively, to decrease as a result of anticipated impacts from Tax Reform and MISO transmission owner return on equity complaints. However, based on IPL’s and WPL’s electric transmission cost recovery mechanisms discussed in Note 1(g), IPL and WPL currently do not expect that any changes to electric transmission service costs billed by ITC and ATC will have a material impact on their financial condition and results of operations. Refer to Note 2 for further discussion of the MISO transmission owner return on equity complaints.

Sales Trends -
Jo-Carroll Energy, Inc. - In 2014, Jo-Carroll Energy, Inc. provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll Energy, Inc. represented 3% of IPL’s total electric sales in 2017.

Great Lakes Utilities - In 2014, Great Lakes Utilities provided notice of termination of its wholesale power supply agreement with WPL effective December 31, 2017. Sales to Great Lakes Utilities represented approximately 2% of WPL’s total electric sales in 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, common equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (U.S.).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2018

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$2,894.7	$2,875.5	$2,770.5
Gas utility	400.9	355.4	381.2
Other utility	47.5	48.6	57.9
Non-utility	39.1	40.5	44.0
Total operating revenues	3,382.2	3,320.0	3,253.6
Operating expenses:
Electric production fuel and purchased power	818.1	854.0	837.7
Electric transmission service	480.9	527.9	485.3
Cost of gas sold	211.4	194.3	219.1
Asset valuation charges for Franklin County wind farm	—	86.4	—
Other operation and maintenance	651.0	606.5	629.5
Depreciation and amortization	461.8	411.6	401.3
Taxes other than income taxes	105.6	102.3	103.7
Total operating expenses	2,728.8	2,783.0	2,676.6
Operating income	653.4	537.0	577.0
Interest expense and other:
Interest expense	215.6	196.2	187.1
Equity income from unconsolidated investments, net	(44.8)	(39.6)	(33.8)
Allowance for funds used during construction	(49.7)	(62.5)	(36.9)
Interest income and other	(0.5)	(0.5)	(0.7)
Total interest expense and other	120.6	93.6	115.7
Income from continuing operations before income taxes	532.8	443.4	461.3
Income taxes	66.7	59.4	70.4
Income from continuing operations, net of tax	466.1	384.0	390.9
Income (loss) from discontinued operations, net of tax	1.4	(2.3)	(2.5)
Net income	467.5	381.7	388.4
Preferred dividend requirements of Interstate Power and Light Company	10.2	10.2	10.2
Net income attributable to Alliant Energy common shareowners	$457.3	$371.5	$378.2
Weighted average number of common shares outstanding (basic and diluted)	229.7	227.1	225.4
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.99	$1.65	$1.69
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)
Net income	$1.99	$1.64	$1.68
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$455.9	$373.8	$380.7
Income (loss) from discontinued operations, net of tax	1.4	(2.3)	(2.5)
Net income	$457.3	$371.5	$378.2
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27.9	$8.2
Accounts receivable, less allowance for doubtful accounts	482.8	493.3
Production fuel, at weighted average cost	72.3	98.1
Gas stored underground, at weighted average cost	44.5	37.6
Materials and supplies, at weighted average cost	105.6	86.6
Regulatory assets	84.3	57.8
Other	87.7	95.5
Total current assets	905.1	877.1
Property, plant and equipment, net	11,234.5	10,279.2
Investments:
ATC Investment	274.2	317.6
Other	121.9	20.0
Total investments	396.1	337.6
Other assets:
Regulatory assets	1,582.4	1,857.3
Deferred charges and other	69.7	22.6
Total other assets	1,652.1	1,879.9
Total assets	$14,187.8	$13,373.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$855.7	$4.6
Commercial paper	320.2	244.1
Other short-term borrowings	95.0	—
Accounts payable	477.3	445.3
Regulatory liabilities	140.0	186.2
Other	260.8	281.8
Total current liabilities	2,149.0	1,162.0
Long-term debt, net (excluding current portion)	4,010.6	4,315.6
Other liabilities:
Deferred tax liabilities	1,478.4	2,570.2
Regulatory liabilities	1,357.2	494.8
Pension and other benefit obligations	504.0	489.9
Other	306.4	279.3
Total other liabilities	3,646.0	3,834.2
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 231,348,646 and 227,673,654 shares outstanding	2.3	2.3
Additional paid-in capital	1,845.5	1,693.1
Retained earnings	2,346.0	2,177.0
Accumulated other comprehensive loss	(0.5)	(0.4)
Shares in deferred compensation trust - 463,365 and 441,695 shares at a weighted average cost of $23.91 and $22.71 per share	(11.1)	(10.0)
Total Alliant Energy Corporation common equity	4,182.2	3,862.0
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,382.2	4,062.0
Total liabilities and equity	$14,187.8	$13,373.8

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$467.5	$381.7	$388.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	461.8	411.6	401.3
Other amortizations	21.7	(4.8)	12.4
Deferred tax expense and tax credits	139.6	84.6	114.2
Equity income from unconsolidated investments, net	(44.8)	(39.6)	(33.8)
Distributions from equity method investments	38.1	28.3	30.6
Equity component of allowance for funds used during construction	(33.6)	(42.3)	(24.4)
Asset valuation charges for Franklin County wind farm	—	86.4	—
Other	6.7	0.8	15.7
Other changes in assets and liabilities:
Accounts receivable	29.6	(121.4)	36.8
Sales of accounts receivable	(9.0)	16.0	(17.0)
Regulatory assets	(130.8)	(3.6)	(104.5)
Regulatory liabilities	(83.8)	(63.0)	(67.8)
Deferred income taxes	81.7	102.4	94.6
Other	38.7	22.5	24.7
Net cash flows from operating activities	983.4	859.6	871.2
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,281.8)	(1,131.2)	(960.3)
Other	(185.1)	(65.6)	(74.0)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	—	139.9
Other	(29.4)	10.3	(24.8)
Net cash flows used for investing activities	(1,496.3)	(1,186.5)	(919.2)
Cash flows from (used for) financing activities:
Common stock dividends	(288.3)	(266.5)	(247.3)
Proceeds from issuance of common stock, net	149.6	26.6	151.2
Proceeds from issuance of long-term debt	550.0	800.0	250.7
Payments to retire long-term debt	(4.6)	(313.4)	(183.0)
Net change in commercial paper and other short-term borrowings	171.1	84.3	18.5
Other	(45.2)	(1.7)	6.8
Net cash flows from (used for) financing activities	532.6	329.3	(3.1)
Net increase (decrease) in cash and cash equivalents	19.7	2.4	(51.1)
Cash and cash equivalents at beginning of period	8.2	5.8	56.9
Cash and cash equivalents at end of period	$27.9	$8.2	$5.8
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($212.6)	($192.4)	($184.8)
Income taxes, net	($11.3)	($9.8)	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$196.5	$154.4	$148.3
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2015:
Beginning balance	$2.2	$1,508.0	$1,938.0	($0.6)	($8.9)	$3,438.7
Net income attributable to Alliant Energy common shareowners			378.2			378.2
Common stock dividends ($1.10 per share)			(247.3)			(247.3)
Common stock issued, net	0.1	151.1				151.2
Other		2.7			0.4	3.1
Other comprehensive income, net of tax				0.2		0.2
Ending balance	2.3	1,661.8	2,068.9	(0.4)	(8.5)	3,724.1
2016:
Net income attributable to Alliant Energy common shareowners			371.5			371.5
Common stock dividends ($1.175 per share)			(266.5)			(266.5)
Common stock issued, net		26.6				26.6
Other		4.7	3.1		(1.5)	6.3
Ending balance	2.3	1,693.1	2,177.0	(0.4)	(10.0)	3,862.0
2017:
Net income attributable to Alliant Energy common shareowners			457.3			457.3
Common stock dividends ($1.26 per share)			(288.3)			(288.3)
Common stock issued, net		149.6				149.6
Other		2.8			(1.1)	1.7
Other comprehensive loss, net of tax				(0.1)		(0.1)
Ending balance	$2.3	$1,845.5	$2,346.0	($0.5)	($11.1)	$4,182.2

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, common equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2018

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating revenues:
Electric utility	$1,598.9	$1,569.7	$1,503.8
Gas utility	226.0	204.0	217.3
Steam and other	45.4	46.7	53.4
Total operating revenues	1,870.3	1,820.4	1,774.5
Operating expenses:
Electric production fuel and purchased power	443.6	430.5	428.4
Electric transmission service	310.4	359.7	328.2
Cost of gas sold	115.6	111.0	123.3
Other operation and maintenance	403.8	383.7	389.9
Depreciation and amortization	245.0	210.8	207.2
Taxes other than income taxes	55.0	53.9	55.6
Total operating expenses	1,573.4	1,549.6	1,532.6
Operating income	296.9	270.8	241.9
Interest expense and other:
Interest expense	112.4	103.2	96.8
Allowance for funds used during construction	(31.4)	(52.0)	(28.2)
Interest income and other	(0.2)	(0.3)	(0.2)
Total interest expense and other	80.8	50.9	68.4
Income before income taxes	216.1	219.9	173.5
Income tax benefit	(10.9)	(5.9)	(22.7)
Net income	227.0	225.8	196.2
Preferred dividend requirements	10.2	10.2	10.2
Earnings available for common stock	$216.8	$215.6	$186.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.6	$3.3
Accounts receivable, less allowance for doubtful accounts	264.9	240.7
Production fuel, at weighted average cost	52.4	70.3
Gas stored underground, at weighted average cost	20.3	16.3
Materials and supplies, at weighted average cost	60.6	46.5
Regulatory assets	41.9	17.7
Other	32.3	27.7
Total current assets	476.0	422.5
Property, plant and equipment, net	5,926.2	5,435.6
Other assets:
Regulatory assets	1,189.7	1,441.1
Deferred charges and other	14.1	5.5
Total other assets	1,203.8	1,446.6
Total assets	$7,606.0	$7,304.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$350.0	$—
Accounts payable	220.3	186.3
Accounts payable to associated companies	50.1	43.3
Regulatory liabilities	69.7	149.6
Accrued taxes	47.1	53.8
Other	90.5	88.8
Total current liabilities	827.7	521.8
Long-term debt, net (excluding current portion)	2,056.0	2,153.5
Other liabilities:
Deferred tax liabilities	910.7	1,511.8
Regulatory liabilities	685.7	281.2
Pension and other benefit obligations	173.8	173.2
Other	242.4	214.2
Total other liabilities	2,012.6	2,180.4
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,797.8	1,597.8
Retained earnings	678.5	617.8
Total Interstate Power and Light Company common equity	2,509.7	2,249.0
Cumulative preferred stock	200.0	200.0
Total equity	2,709.7	2,449.0
Total liabilities and equity	$7,606.0	$7,304.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$227.0	$225.8	$196.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	245.0	210.8	207.2
Deferred tax expense and tax credits	55.8	35.6	28.9
Equity component of allowance for funds used during construction	(21.1)	(35.2)	(18.6)
Other	1.5	2.9	19.5
Other changes in assets and liabilities:
Accounts receivable	(7.9)	(59.7)	20.4
Sales of accounts receivable	(9.0)	16.0	(17.0)
Regulatory assets	(126.2)	(54.7)	(76.3)
Accounts payable	24.0	8.0	(42.7)
Regulatory liabilities	(71.2)	(67.3)	(75.5)
Deferred income taxes	103.7	97.7	82.1
Other	18.4	(18.0)	60.8
Net cash flows from operating activities	440.0	361.9	385.0
Cash flows used for investing activities:
Construction and acquisition expenditures	(676.0)	(689.7)	(619.3)
Proceeds from Minnesota electric and natural gas distribution asset sales	—	—	139.9
Other	(30.4)	(3.9)	(32.5)
Net cash flows used for investing activities	(706.4)	(693.6)	(511.9)
Cash flows from financing activities:
Common stock dividends	(156.1)	(151.9)	(140.0)
Capital contributions from parent	200.0	190.0	165.0
Proceeds from issuance of long-term debt	250.0	300.0	250.0
Payments to retire long-term debt	—	—	(150.0)
Other	(27.2)	(7.6)	1.1
Net cash flows from financing activities	266.7	330.5	126.1
Net increase (decrease) in cash and cash equivalents	0.3	(1.2)	(0.8)
Cash and cash equivalents at beginning of period	3.3	4.5	5.3
Cash and cash equivalents at end of period	$3.6	$3.3	$4.5
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($111.8)	($99.7)	($93.9)
Income taxes, net	$8.6	($11.1)	$19.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$76.4	$53.8	$77.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2015:
Beginning balance	$33.4	$1,242.8	$508.1	$1,784.3
Earnings available for common stock			186.0	186.0
Common stock dividends			(140.0)	(140.0)
Capital contribution from parent		165.0		165.0
Ending balance	33.4	1,407.8	554.1	1,995.3
2016:
Earnings available for common stock			215.6	215.6
Common stock dividends			(151.9)	(151.9)
Capital contribution from parent		190.0		190.0
Ending balance	33.4	1,597.8	617.8	2,249.0
2017:
Earnings available for common stock			216.8	216.8
Common stock dividends			(156.1)	(156.1)
Capital contribution from parent		200.0		200.0
Ending balance	$33.4	$1,797.8	$678.5	$2,509.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowner of Wisconsin Power and Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2018

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating revenues:
Electric utility	$1,295.8	$1,305.8	$1,266.7
Gas utility	174.9	151.4	163.9
Other	2.1	1.9	4.5
Total operating revenues	1,472.8	1,459.1	1,435.1
Operating expenses:
Electric production fuel and purchased power	374.5	423.5	409.3
Electric transmission service	170.5	168.2	157.1
Cost of gas sold	95.8	83.3	95.8
Other operation and maintenance	249.0	219.8	235.4
Depreciation and amortization	212.9	192.5	184.3
Taxes other than income taxes	46.9	44.8	44.5
Total operating expenses	1,149.6	1,132.1	1,126.4
Operating income	323.2	327.0	308.7
Interest expense and other:
Interest expense	93.8	91.4	92.4
Equity income from unconsolidated investments	(0.7)	(39.8)	(35.1)
Allowance for funds used during construction	(18.3)	(10.5)	(8.7)
Interest income and other	(0.1)	(0.2)	(0.4)
Total interest expense and other	74.7	40.9	48.2
Income before income taxes	248.5	286.1	260.5
Income taxes	61.9	93.3	82.9
Net income	186.6	192.8	177.6
Net income attributable to noncontrolling interest	—	2.4	1.3
Earnings available for common stock	$186.6	$190.4	$176.3

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23.1	$4.2
Accounts receivable, less allowance for doubtful accounts	212.2	226.3
Production fuel, at weighted average cost	19.9	27.8
Gas stored underground, at weighted average cost	24.2	21.3
Materials and supplies, at weighted average cost	42.1	36.3
Regulatory assets	42.4	40.1
Prepaid gross receipts tax	41.3	39.8
Other	13.4	20.7
Total current assets	418.6	416.5
Property, plant and equipment, net	4,917.9	4,426.7
Other assets:
Regulatory assets	392.7	416.2
Deferred charges and other	27.3	30.9
Total other assets	420.0	447.1
Total assets	$5,756.5	$5,290.3

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$25.0	$52.3
Accounts payable	201.7	192.9
Accounts payable to associated companies	22.2	34.6
Regulatory liabilities	70.3	36.6
Accrued interest	25.6	23.6
Other	51.4	54.7
Total current liabilities	396.2	394.7
Long-term debt, net	1,833.4	1,535.2
Other liabilities:
Deferred tax liabilities	522.4	971.6
Regulatory liabilities	671.5	213.6
Capital lease obligations - Sheboygan Falls Energy Facility	70.2	77.2
Pension and other benefit obligations	213.7	207.8
Other	167.6	159.4
Total other liabilities	1,645.4	1,629.6
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,109.0	1,019.0
Retained earnings	706.3	645.6
Total Wisconsin Power and Light Company common equity	1,881.5	1,730.8
Total liabilities and equity	$5,756.5	$5,290.3

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$186.6	$192.8	$177.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	212.9	192.5	184.3
Other amortizations	17.7	(8.7)	5.3
Deferred tax expense and tax credits	53.9	114.5	77.6
Other	(13.3)	(17.8)	(10.2)
Other changes in assets and liabilities:
Accounts receivable	17.7	(47.6)	3.7
Regulatory assets	(4.7)	51.1	(28.2)
Other	(5.1)	44.6	39.7
Net cash flows from operating activities	465.7	521.4	449.8
Cash flows used for investing activities:
Construction and acquisition expenditures	(637.4)	(453.0)	(344.3)
Other	(28.3)	(25.9)	(13.9)
Net cash flows used for investing activities	(665.7)	(478.9)	(358.2)
Cash flows from (used for) financing activities:
Common stock dividends	(125.9)	(135.0)	(126.9)
Capital contribution from parent	90.0	60.0	—
Proceeds from issuance of long-term debt	300.0	—	—
Net change in commercial paper	(27.3)	32.4	19.9
Other	(17.9)	3.9	(30.9)
Net cash flows from (used for) financing activities	218.9	(38.7)	(137.9)
Net increase (decrease) in cash and cash equivalents	18.9	3.8	(46.3)
Cash and cash equivalents at beginning of period	4.2	0.4	46.7
Cash and cash equivalents at end of period	$23.1	$4.2	$0.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($91.7)	($91.5)	($93.1)
Income taxes, net	($8.4)	$27.8	($7.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$114.5	$93.1	$55.2
Transfer of investment in ATC and tax liability to ATI	$—	($163.6)	$—

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
	(in millions)
2015:
Beginning balance	$66.2	$959.0	$681.7	$8.5	$1,715.4
Net income			176.3	1.3	177.6
Common stock dividends			(126.9)		(126.9)
Contributions from noncontrolling interest				3.4	3.4
Distributions to noncontrolling interest				(1.9)	(1.9)
Ending balance	66.2	959.0	731.1	11.3	1,767.6
2016:
Net income			190.4	2.4	192.8
Common stock dividends			(135.0)		(135.0)
Capital contribution from parent		60.0			60.0
Contributions from noncontrolling interest				11.5	11.5
Distributions to noncontrolling interest				(2.5)	(2.5)
Transfer of investment in ATC to ATI			(140.9)	(22.7)	(163.6)
Ending balance	66.2	1,019.0	645.6	—	1,730.8
2017:
Net income			186.6		186.6
Common stock dividends			(125.9)		(125.9)
Capital contribution from parent		90.0			90.0
Ending balance	$66.2	$1,109.0	$706.3	$—	$1,881.5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General -
Description of Business - Alliant Energy’s financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is a Midwest U.S. energy holding company, whose primary wholly-owned subsidiaries are IPL, WPL, AEF and Corporate Services.

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

AEF is comprised of Transportation, ATI, a non-utility wind investment, the Sheboygan Falls Energy Facility and other non-utility investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s ATC Investment. The non-utility wind investment includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

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

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The financial statements are prepared in conformity with GAAP, which give recognition to the rate-making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including reclassifications resulting from modifications to segment reporting as discussed in Note 17.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT, Inc. in 2013, which have resulted in operating expenses and income subsequent to the sale. Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its cash flows statements.

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

NOTE 1(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-utility entities. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Amounts recorded as regulatory assets or regulatory liabilities are generally recognized in the income statements at the time they are reflected in rates. Refer to Note 2 for additional discussion of regulatory assets and regulatory liabilities.

NOTE 1(c) Income Taxes - The liability method of accounting is followed for deferred taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates, including impacts from Tax Reform and estimates of state apportionment. Changes in deferred tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead recorded to regulatory assets or regulatory liabilities until these temporary differences reverse. Refer to Note 2 for further discussion of these tax-related regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW allows rate recovery of deferred tax expense on all temporary differences.

Investment tax credits are deferred and amortized to income over the average lives of the related property. Tax Reform repealed corporate federal AMT and allows unutilized AMT credits to be refunded over the next four tax years beginning with the U.S. federal tax return for calendar year 2018. Other tax credits reduce income tax expense in the year claimed.

Alliant Energy files a consolidated federal income tax return and a combined return in Wisconsin, which include Alliant Energy and its subsidiaries. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2017, 2016 and 2015.

Refer to Note 11 for further discussion of Tax Reform, which was enacted in December 2017.

NOTE 1(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

NOTE 1(e) Property, Plant and Equipment -
Utility Plant -
General - Utility plant is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Generally, ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized consistent with rate-making principles. However, if regulators have approved recovery of the remaining net book value of property, plant and equipment that is retired early, or such approval by regulators is probable, the remaining net book value is reclassified from property, plant and equipment to regulatory assets upon retirement. Property, plant and equipment that is probable of being retired early is classified as plant anticipated to be retired early.

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

	IPL			WPL
	2017	2016	2015	2017	2016	2015
Electric - generation	3.5%	3.5%	3.6%	3.5%	3.1%	3.2%
Electric - distribution	2.4%	2.4%	2.4%	2.6%	2.6%	2.7%
Electric - other	4.5%	4.2%	4.0%	6.9%	4.7%	4.5%
Gas	3.4%	3.3%	3.2%	2.5%	2.5%	2.5%
Other	4.0%	3.9%	3.9%	6.0%	5.9%	6.0%

In September 2016, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2017 as a result of an updated depreciation study. In February 2018, the IUB issued an order approving the implementation of updated depreciation rates for IPL, which are currently expected to be effective in the first half of 2018, as a result of an updated depreciation study. IPL estimates the new average rates of depreciation for its electric generation and electric distribution properties will be approximately 3.8% and 2.8%, respectively, during 2018.

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

	2017	2016	2015
IPL (Marshalltown CWIP) (a)	7.8%	7.9%	7.9%
IPL (Wind generation CWIP) (b)	7.6%	N/A	N/A
IPL (other CWIP)	7.6%	7.7%	7.7%
WPL (retail jurisdiction)	7.6%	8.2%	8.2%
WPL (wholesale jurisdiction)	6.0%	6.7%	7.9%

(a)	In 2013, the IUB issued an order establishing rate-making principles that require a 10.3% return on common equity for the calculation of AFUDC related to the construction of Marshalltown.

(b)
In 2016, the IUB issued an order establishing rate-making principles that require a return on common equity for the calculation of AFUDC related to the construction of up to 500 MW of new wind generation equal to the greater of 10.0% or whatever percentage the IUB finds reasonable during IPL’s most recent retail electric rate proceeding.

In accordance with their most recent rate orders, IPL applies its AFUDC rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its most recent rate order, including West Riverside.

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

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly bids and offers for energy and ancillary services. The MISO transactions are grouped together, resulting in a net supply to or net purchase from MISO for each hour of each day. The net supply to MISO is recorded in “Electric utility operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and purchased power” in the income statements.

Non-utility - Revenues from Alliant Energy’s non-utility businesses are primarily from its Transportation business and are recognized on an accrual basis as services are rendered or goods are delivered to customers.

Taxes Collected from Customers - Sales or various other taxes collected by certain of Alliant Energy’s subsidiaries on behalf of other agencies are recorded on a net basis and are not included in operating revenues.

Revenue Recognition - Refer to Note 1(n) for discussion of a new accounting standard related to revenue recognition, which Alliant Energy, IPL and WPL adopted on January 1, 2018.

NOTE 1(g) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Purchased Power (Fuel-related Costs) - Fuel-related costs are incurred to generate and purchase electricity to meet the demand of IPL’s and WPL’s electric customers. These fuel-related costs include the cost of fossil fuels (primarily natural gas and coal) used to produce electricity at their EGUs and electricity purchased from MISO wholesale energy markets and under PPAs. These fuel-related costs are recorded in “Electric production fuel and purchased power” in the income statements.

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

WPL Retail - Electric transmission service expense is recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Pursuant to escrow accounting treatment approved by the PSCW, the difference between actual electric transmission service expense incurred and the amount of electric transmission service costs collected from customers as electric revenues is recognized in “Electric transmission service” in Alliant Energy’s and WPL’s income statements. An offsetting amount is recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until reflected in future billings to customers. The PSCW’s December 2016 order for WPL’s retail electric rate review (2017/2018 Test Period) extends this escrow accounting treatment through 2018.

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

Property, Plant and Equipment of Non-utility Operations - Property, plant and equipment of non-utility operations are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 3 for discussion of Alliant Energy’s impairment analysis of the Franklin County wind farm assets and resulting asset valuation charges recorded by Alliant Energy in 2016.

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

NOTE 1(j) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period the ARO expenditures are recovered from IPL’s customers. WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates pursuant to PSCW and FERC orders. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-utility operations are recorded to depreciation and amortization expenses in Alliant Energy’s income statements. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets. Refer to Note 13 for additional discussion of AROs.

NOTE 1(k) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-utility businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

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

NOTE 1(m) Variable Interest Entities - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or its equity investors lack any of the following characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. The financial statements do not reflect any consolidated VIEs.

NOTE 1(n) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 and used the modified retrospective method of adoption and there will be no cumulative effect adjustments made to the opening retained earnings balance on January 1, 2018 upon adoption. The majority of Alliant Energy’s, IPL’s and WPL’s revenues are from retail electric and gas sales from tariff offerings that provide electricity or natural gas without a defined contractual term. For such arrangements, revenues from contracts with customers will be equivalent to the electricity or natural gas supplied and billed, or estimated to be billed, and there will be no significant shift in the timing or pattern of revenue recognition for such sales. Alliant Energy, IPL and WPL did not have a material change in revenue recognition as a result of the adoption of this standard, and the most significant impact to their financial statements is in the form of additional disclosures. The incremental disclosures in future filings will include a separate footnote disclosure, including disaggregation of revenue by location and customer class.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. This new presentation will shift the majority of the net periodic benefit costs from “Other operation and maintenance” expenses to “Interest expense and other” expenses in the income statements in future filings. In addition, only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment, when applicable. IPL and WPL, as rate-regulated entities, will capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 and used the retrospective method of adoption for the presentation requirements and the prospective method of adoption for the capitalization requirements.

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

NOTE 2. REGULATORY MATTERS
Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Tax-related	$778.2	$1,055.6	$750.5	$1,022.4	$27.7	$33.2
Pension and OPEB costs	548.0	578.7	274.4	294.0	273.6	284.7
AROs	109.3	105.9	72.5	64.3	36.8	41.6
EGUs retired early	63.8	41.4	31.6	—	32.2	41.4
Derivatives	45.3	30.7	21.8	10.0	23.5	20.7
Emission allowances	25.5	26.2	25.5	26.2	—	—
Other	96.6	76.6	55.3	41.9	41.3	34.7
	$1,666.7	$1,915.1	$1,231.6	$1,458.8	$435.1	$456.3

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets, but not the respective carrying costs of these regulatory assets, are expected to be recovered from customers in future rates. At December 31, 2017, IPL and WPL had $56 million and $5 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of emission allowances, debt redemption costs, and costs for clean air compliance and wind generation expansion projects. WPL’s regulatory assets that were not earning a return consisted primarily of environmental-related costs, and amounts related to the wholesale portion of under-collected fuel-related costs, which is discussed in Note 1(g). The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the latter part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. Tax-related regulatory assets are classified as non-current. During 2017, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory assets decreased primarily due to the impacts of Tax Reform, which is discussed in Note 11. As a result of the reduced tax rate from Tax Reform, the amount of taxes needed to be collected from customers in the future has decreased, which resulted in a corresponding decrease in the associated regulatory assets.

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

Pension and OPEB costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and OPEB costs determined in accordance with GAAP and are calculated using different methods for IPL’s and WPL’s respective regulatory jurisdictions. In February 2018, the IUB authorized IPL to recover from its Iowa retail electric customers an allocated portion of annual costs equal to a five-year inflation-adjusted average of actual costs incurred for 2013 through 2016 and an estimate of costs for its forward-looking post-Test Year (2017). The PSCW has authorized WPL to recover from its retail electric and gas customers an estimated allocated portion of annual costs equal to the costs expected to be incurred during each test period. IPL and WPL are authorized to recover from their wholesale customers an allocated portion of actual pension costs incurred each year through FERC-approved formula rates. Refer to Note 12(a) for additional details regarding pension and OPEB costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. IPL’s settlement reached in September 2017 and approved by the IUB in February 2018 did not include the recovery of certain ARO costs previously recorded as regulatory assets, and as a result, Alliant Energy and IPL recorded a write-down of regulatory assets in 2017 as discussed in “IPL’s Retail Electric Rate Review (2016 Test Year)” below. Refer to Note 13 for additional details of AROs.

Electric generating units retired early - In June 2017, IPL retired Sutherland Units 1 and 3 and reclassified the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. IPL was earning a return on the remaining net book value of these EGUs, as well as recovering the remaining net book value of these EGUs from both its retail and wholesale customers. IPL’s settlement reached in September 2017 and approved by the IUB in February 2018 authorized IPL to recover the remaining net book value of these EGUs from IPL’s retail customers over a 10-year period; however, IPL is not allowed to earn a return on the remaining net book value of these EGUs from its retail customers. As a result, Alliant Energy and IPL recorded a write-down of regulatory assets in 2017 as discussed in “IPL’s Retail Electric Rate Review (2016 Test Year)” below. In September 2017, FERC approved continued recovery of the remaining net book value of these EGUs from IPL’s wholesale customers over a 10-year period.

In 2015, WPL retired Nelson Dewey Units 1 and 2 and Edgewater Unit 3. WPL received approval from the PSCW and FERC to reclassify the remaining net book value of these EGUs from property, plant and equipment to a regulatory asset on Alliant Energy’s and WPL’s balance sheets. The remaining net book value is included in WPL’s rate base and WPL is earning a return on the outstanding balance. WPL is currently recovering the remaining net book value of these EGUs from both its retail and wholesale customers over a 10-year period beginning January 1, 2013 pursuant to PSCW and FERC orders.

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

Emission allowances - IPL entered into forward contracts in 2007 to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties to meet expected future emission reduction standards. Alliant Energy and IPL have recorded a regulatory asset for amounts paid under the forward contracts. In February 2018, the IUB authorized IPL to recover the unamortized forward contract costs for SO2 emission allowances through the energy adjustment clause over a 10-year period.

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2017 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period the likelihood of future recovery is less than probable.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Tax-related	$899.4	$7.7	$399.5	$1.9	$499.9	$5.8
Cost of removal obligations	410.0	411.6	274.5	269.4	135.5	142.2
Electric transmission cost recovery	90.4	72.0	26.4	35.7	64.0	36.3
IPL’s tax benefit riders	25.0	83.5	25.0	83.5	—	—
Commodity cost recovery	21.0	30.8	14.6	17.8	6.4	13.0
Energy efficiency cost recovery	19.9	20.5	—	—	19.9	20.5
Other	31.5	54.9	15.4	22.5	16.1	32.4
	$1,497.2	$681.0	$755.4	$430.8	$741.8	$250.2

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. Excluding the regulatory liabilities arising from Tax Reform, a significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Tax-related - During 2017, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities increased primarily due to the impacts of Tax Reform, which is discussed in Note 11. Tax-related regulatory liabilities are classified as non-current.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the estimated amounts they have collected in rates for these future removal costs and reduce the regulatory liability for amounts spent on removal activities.

Electric transmission cost recovery - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC, to determine electric transmission costs billed to utilities, including IPL and WPL. In 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC. The base return on equity of 10.32% was effective September 28, 2016, and was for the refund period from November 12, 2013 through February 11, 2015 (first complaint period). In 2017, Alliant Energy, IPL and WPL received the refunds for the first complaint period of $50 million, $39 million and $11 million, respectively, after final true-ups. IPL and WPL each initially recorded the retail portion of the refunds to a regulatory liability. Pursuant to IUB approval, IPL’s retail portion of the refund from ITC was refunded to its retail customers in 2017. WPL’s retail portion of the refund from ATC will remain in a regulatory liability until such refunds are approved to be returned to retail customers in a future rate proceeding. IPL’s and WPL’s wholesale customers received their share of the refunds through normal monthly billing practices in 2017. The second complaint covers the period from February 12, 2015 through May 11, 2016. A decision from FERC on the second complaint is currently expected in 2018. Refer to Note 1(g) for additional details of IPL’s and WPL’s electric transmission service cost recovery mechanisms.

IPL’s tax benefit riders - The IUB has approved electric and gas tax benefit riders proposed by IPL, which utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to such customers, resulting in no impact to their net income from the electric and gas tax benefit riders. The tax benefit riders regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures and cost of removal expenditures, and a rate-making accounting change for capitalized interest. In 2017, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities increased (decreased) by ($59) million as follows (in millions):

Electric tax benefit rider credits	($65)
Gas tax benefit rider credits	(6)
Rate-making accounting change for capitalized interest	17
Tax Reform adjustment (Refer to Note 11)	(5)
($59)

In 2017, Alliant Energy and IPL implemented a rate-making accounting change for capitalized interest. IPL currently anticipates crediting its related tax benefits from this rate-making accounting change to its Iowa retail electric and gas customers in the future, and as a result, Alliant Energy and IPL recorded an increase of $17 million to IPL’s tax benefit riders regulatory liabilities in 2017.

The remaining electric tax benefit rider regulatory liabilities are currently expected to be credited to IPL’s retail electric customers’ bills over a 12-month period after final rates are effective, which is currently expected in the first half of 2018. The remaining gas tax benefit rider regulatory liabilities are currently expected to be credited to IPL’s gas customers’ bills by December 2018, subject to final review by the IUB.

Electric tax benefit rider - Details for IPL’s electric tax benefit rider are as follows (in millions):

	2017	2016	2015
Credit to IPL’s Iowa retail electric customers’ bills with reduction to electric revenues (based on customers’ KWh usage)	$65	$64	$72
Income tax benefit resulting from decreased taxable income caused by credits	27	27	30
Income tax benefit representing tax benefits realized from electric tax benefit rider	38	37	42

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

	2016	2015
Revenue requirement adjustment	$14	$14

Gas tax benefit rider - Details for IPL’s gas tax benefit rider are as follows (in millions):

	2017	2016	2015
Credit to IPL’s Iowa retail gas customers’ bills with reduction to gas revenues (based on a fixed amount per day)	$6	$12	$12
Income tax benefit resulting from decreased taxable income caused by credits	3	5	5
Income tax benefit representing tax benefits realized from gas tax benefit rider	3	7	7

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

Utility Rate Reviews -
IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers. The request was based on a 2016 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, primarily power grid modernization and investments that advance cleaner energy, including Marshalltown. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. Tax benefit rider credits and MISO transmission owner return on equity refunds were used to reduce the effect of the interim rate increase on customer bills in 2017. In 2017, Alliant Energy and IPL recorded increases in electric base rates of $77 million in conjunction with the interim retail electric base rate increase.

In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group for an annual retail electric base rate increase of $130 million, or approximately 9%. In February 2018, the IUB issued an order approving the settlement. Final rates are currently expected to be effective in the first half of 2018 once all motions for reconsideration have been addressed and final tariffs have been approved by the IUB. The final rate increase includes continuation of the electric transmission cost rider; increased depreciation expense resulting from an updated depreciation study; recovery over a four-year period of ARO expenditures since the last retail electric rate filing in 2010; recovery over a 10-year period of the remaining net book value of Sutherland Units 1 and 3, unamortized forward contract costs for SO2 emission allowances through the energy adjustment clause and cancelled project costs approved in a prior EPB; and no double leverage applied to the weighted-average cost of capital. As a result of the partial settlement, in 2017, IPL recorded a write-down of regulatory assets of $9 million, including $4 million to “Other operation and maintenance” expenses primarily related to IPL being no longer probable of earning a return on the remaining net book value of Sutherland Units 1 and 3 from its retail customers when final rates are implemented, and $5 million to “Depreciation and amortization” expenses for certain AROs deemed no longer probable of recovery in future rates.

WPL’s Retail Electric and Gas Rate Review (2017/2018 Test Period) - In December 2016, WPL received an order from the PSCW authorizing WPL to implement increases in annual retail electric and gas rates of $9 million and $9 million, respectively, effective January 1, 2017 followed by a freeze of such rates through the end of 2018. The $9 million net annual retail electric rate increase reflects a $60 million increase in base rates, partially offset by a $51 million reduction in fuel-related costs, using an estimate for 2017 fuel-related costs. The key drivers for the electric and gas base rate increases are recovery of the costs for environmental controls projects at Edgewater and Columbia, and investments in electric and gas distribution systems, including expansion of natural gas pipeline infrastructure. The filing also included utilization of amounts that WPL previously over-recovered from its customers for energy efficiency cost recovery and electric transmission cost recovery, as well as amounts deferred under the earnings sharing mechanism for the 2013/2014 Test Period to reduce the requested base rate increases. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels in 2017 or 2018. In 2017, Alliant Energy and WPL recorded increases in electric and gas base rates of $63 million and $9 million, respectively, in conjunction with the base rate increases authorized in the PSCW’s December 2016 order.

WPL’s Retail Electric and Gas Rate Review (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to maintain retail electric base rates at their then current levels through the end of 2016. The retail electric base rate review included a return of and return on costs for environmental controls projects, generation performance and reliability improvements, other ongoing capital expenditures and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency recoveries and increased sales volumes. The order also authorized WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The order included provisions that required WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeded certain levels in 2015 or 2016. As of December 31, 2017, Alliant Energy and WPL deferred $5 million of WPL’s 2016 earnings for these provisions, which is included in “Other” in Alliant Energy’s and WPL’s regulatory liabilities tables above.

IPL’s 2014 Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extended IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate review through 2016 and provided targeted retail electric customer billing credits of $105 million in aggregate. IPL recorded such billing credits as follows (in millions):

	2016	2015	2014
Billing credits to reduce retail electric customers’ bills	$9	$24	$72

WPL’s Retail Fuel-related Rate Filing (2016 Test Year) - Pursuant to a 2015 PSCW order, WPL’s 2016 fuel-related costs were subject to deferral if they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2016 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. In August 2017, the PSCW authorized WPL to utilize $6 million of the over-collections as an offset to projected 2017 fuel-related cost under-collections. As of December 31, 2017, $3 million of remaining fuel-related costs for 2016 outside of the approved bandwidth are included in “Commodity cost recovery” in Alliant Energy’s and WPL’s regulatory liabilities table above, and these costs are expected to offset any rate changes for WPL’s 2018 fuel-related costs.

WPL’s Retail Fuel-related Rate Filing (2017 Test Year) - In March 2017, WPL filed an application with the PSCW for a mid-year fuel-related cost adjustment for 2017. Fuel-related costs for 2017 were expected to exceed the approved 2017 fuel-related cost plan by more than the 2% annual bandwidth. In August 2017, the PSCW authorized WPL to utilize $6 million of the 2016 fuel-related cost over-collections to offset a portion of the projected fuel-related cost under-collections for 2017. Retail fuel-related costs incurred by WPL in 2017 were higher than the projected fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs. As of December 31, 2017, after applying the 2016 over-recovery amounts, the remaining fuel-related costs for 2017 outside of the approved bandwidth were $5 million and are included in “Other” in Alliant Energy’s and WPL’s regulatory assets table above.

WPL’s Retail Fuel-related Rate Filing (2018 Test Year) - In December 2017, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $6 million, or approximately 1%, effective January 1, 2018. The increase primarily reflects a change in expected fuel-related costs in 2018, which was offset by $3 million of over-collections from WPL’s 2016 fuel-related costs as discussed above.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Utility:
Electric plant:
Generation in service	$6,655.3	$5,866.9	$3,715.9	$2,916.8	$2,939.4	$2,950.1
Distribution in service	5,123.5	4,739.2	2,820.9	2,589.3	2,302.6	2,149.9
Other in service	425.1	329.1	282.3	223.5	142.8	105.6
Anticipated to be retired early (a)(b)	93.0	108.3	—	108.3	93.0	—
Total electric plant	12,296.9	11,043.5	6,819.1	5,837.9	5,477.8	5,205.6
Gas plant in service	1,244.0	1,107.6	654.8	556.7	589.2	550.9
Other plant in service	571.9	549.3	333.4	313.0	238.5	236.3
Accumulated depreciation	(4,283.1)	(4,135.7)	(2,311.0)	(2,258.3)	(1,972.1)	(1,877.4)
Net plant	9,829.7	8,564.7	5,496.3	4,449.3	4,333.4	4,115.4
Leased Sheboygan Falls Energy Facility, net (c)	—	—	—	—	46.2	52.4
Construction work in progress	962.2	1,226.8	424.4	968.1	537.8	258.7
Other, net	6.0	18.4	5.5	18.2	0.5	0.2
Total utility	10,797.9	9,809.9	5,926.2	5,435.6	4,917.9	4,426.7
Non-utility and other:
Non-utility Generation, net (d)	90.9	135.0	—	—	—	—
Corporate Services and other, net (e)	345.7	334.3	—	—	—	—
Total non-utility and other	436.6	469.3	—	—	—	—
Total property, plant and equipment	$11,234.5	$10,279.2	$5,926.2	$5,435.6	$4,917.9	$4,426.7

(a)
In 2017, IPL retired Sutherland Unit 3 and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. Refer to Note 2 for further discussion, including recovery of the remaining net book value of Sutherland Unit 3.

(b)
In 2017, WPL received approval from MISO to retire Edgewater Unit 4 and currently anticipates retiring this EGU by September 30, 2018. In 2016, the PSCW authorized WPL to recover the remaining net book value of Edgewater Unit 4 over a 10-year period beginning the later of the retirement date of the EGU or January 1, 2019.

(c)
Less accumulated amortization of $77.6 million and $71.4 million for WPL as of December 31, 2017 and 2016, respectively. The Sheboygan Falls Energy Facility is eliminated from WPL upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.

(d)
Less accumulated depreciation of $50.5 million and $46.5 million for Alliant Energy as of December 31, 2017 and 2016, respectively. Refer to “Franklin County Wind Farm” below for discussion of the April 2017 transfer of the Franklin County wind farm from AEF to IPL pursuant to a February 2017 FERC order.

(e)	Less accumulated depreciation of $285.6 million and $272.0 million for Alliant Energy as of December 31, 2017 and 2016, respectively.

Utility -
Natural Gas-Fired Generation Projects -
IPL’s Marshalltown Generating Station - Construction of Marshalltown, a 706 MW natural gas-fired combined-cycle EGU, began in 2014 and was completed in 2017, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant - Generation in service” in the above table for Alliant Energy and IPL in 2017. As of December 31, 2017 and 2016, the capitalized project costs for the EGU consisted of capitalized expenditures of $645 million and CWIP of $612 million, and AFUDC of $81 million and $68 million, respectively.

WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by early 2020. As of December 31, 2017 and 2016, Alliant Energy and WPL recorded capitalized expenditures for CWIP of $339 million and $81 million, and AFUDC of $14 million and $2 million, respectively, for West Riverside in “Construction work in progress” in the above table for Alliant Energy and WPL. These capital expenditures do not yet reflect any potential impacts from the exercise of purchase options by certain WPL electric cooperatives for a partial ownership interest in West Riverside.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add up to 1,000 MW of new wind projects to its existing generation portfolio. These wind projects are expected to be placed into service in 2019 and 2020. As of December 31, 2017 and 2016, Alliant Energy and IPL recorded capitalized expenditures for CWIP of $264 million and $102 million, and AFUDC of $11 million and $1 million, respectively, for this expansion of wind generation in “Construction work in progress” in the above table for Alliant Energy and IPL.

Franklin County Wind Farm - In 2016, based on an evaluation of the strategic options for the Franklin County wind farm, Alliant Energy concluded it was probable the Franklin County wind farm would be transferred to IPL. As a result, Alliant Energy performed an impairment analysis of such assets and recorded non-cash, pre-tax asset valuation charges of $86 million (after-tax charges of $51 million, or $0.23 per share) in 2016. Alliant Energy recorded such charges as a reduction to property, plant and equipment on its balance sheet and charges to “Asset valuation charges for Franklin County wind farm” in its income statement in 2016.

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

WPL’s Proposed Acquisition of Forward Wind Energy Center - In October 2017, WPL entered into definitive agreements to acquire the assets of FWEC, which is a 129 MW wind farm located in Wisconsin. WPL currently expects to acquire 55 MW of FWEC for approximately $74 million. In November 2017, WPL filed for approval from the PSCW to acquire the assets of FWEC, and a decision from the PSCW is currently expected in the first half of 2018. In January 2018, FERC approved WPL’s request to acquire the assets of FWEC.

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

The electric distribution asset sales agreement includes a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which was approved by FERC in 2015 and became effective upon the sale of IPL’s Minnesota electric distribution assets. The wholesale power supply agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect indefinitely, unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate review proceedings. IPL’s current return on common equity authorized by FERC related to its wholesale electric rates is 10.97%. As a result of IPL’s requirement to supply electricity to Southern Minnesota Energy Cooperative under the wholesale power supply agreement, the sale of the electric distribution assets did not have a significant impact on IPL’s generation plans or operating results.

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

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Equity	$33.6	$42.3	$24.4	$21.1	$35.2	$18.6	$12.5	$7.1	$5.8
Debt	16.1	20.2	12.5	10.3	16.8	9.6	5.8	3.4	2.9
	$49.7	$62.5	$36.9	$31.4	$52.0	$28.2	$18.3	$10.5	$8.7
Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets includes the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period. As of December 31, 2017, Alliant Energy recorded $91 million on its balance sheet related to the Sheboygan Falls Energy Facility.

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

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired EGUs at December 31, 2017 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$501.8	$144.9	$37.3
George Neal Unit 4	25.7%	187.2	85.2	0.8
George Neal Unit 3	28.0%	150.6	53.0	2.5
Louisa Unit 1	4.0%	37.8	22.4	1.4
		877.4	305.5	42.0
WPL
Columbia Units 1-2	50.1%	714.7	216.8	46.9
Edgewater Unit 4	68.2%	99.9	60.4	0.1
		814.6	277.2	47.0
Alliant Energy		$1,692.0	$582.7	$89.0

In 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement, which allow the co-owners to forgo certain capital expenditures at Columbia (excluding capital expenditures related to the Columbia Unit 2 SCR currently being constructed), resulting in WPL incurring these additional capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based on the additional capital expenditures WPL currently expects to incur through June 1, 2020, WPL’s ownership interest in Columbia is expected to increase in the future. In June 2017, FERC approved these amendments to the Columbia joint operating agreement.

In October 2017, WPL received an order from the PSCW authorizing various electric cooperatives, which currently have wholesale power supply agreements with WPL, to acquire a partial ownership interest in West Riverside while the EGU is being constructed.

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Customer	$103.3	$111.7	$—	$—	$97.7	$104.4
Unbilled utility revenues	85.1	90.2	—	—	85.1	90.2
Deferred proceeds	222.1	211.1	222.1	211.1	—	—
Other	84.3	89.0	44.1	30.7	40.1	38.8
Allowance for doubtful accounts	(12.0)	(8.7)	(1.3)	(1.1)	(10.7)	(7.1)
	$482.8	$493.3	$264.9	$240.7	$212.2	$226.3

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2018. IPL currently expects to amend and extend the purchase commitment. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. IPL was in compliance with all related covenants as of December 31, 2017.

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. Effective February 2017, the limit on cash proceeds was changed to $125 million. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. As of December 31, 2017, IPL had $91.7 million of available capacity under its sales of accounts receivable program.

The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. In 2017, 2016 and 2015, IPL’s costs incurred related to the sales of accounts receivable program were not material. Refer to Note 14 for discussion of the fair value of deferred proceeds.

IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2017	2016	2015	2017	2016	2015
Outstanding aggregate cash proceeds	$112.0	$172.0	$137.0	$62.2	$73.2	$46.7

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2017	2016
Customer accounts receivable	$133.8	$157.6
Unbilled utility revenues	112.7	90.4
Other receivables	0.3	0.1
Receivables sold to third party	246.8	248.1
Less: cash proceeds (a)	12.0	21.0
Deferred proceeds	234.8	227.1
Less: allowance for doubtful accounts	12.7	16.0
Fair value of deferred proceeds	$222.1	$211.1
Outstanding receivables past due	$44.7	$68.0

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2017	2016	2015
Collections reinvested in receivables	$1,647.1	$1,818.1	$1,812.9
Write-offs, net of recoveries	17.7	4.8	8.8

In connection with the implementation of IPL’s new customer billing and information system in 2016, IPL postponed the write-off of customer bills for a portion of 2016, resulting in lower write-offs in 2016, higher write-offs in 2017 and higher outstanding receivables past due as of December 31, 2016.

NOTE 6. INVESTMENTS
NOTE 6(a) Unconsolidated Equity Investments - Unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2017	2017	2016	2017	2016	2015
Alliant Energy
ATC Investment (a)	16%-20%	$274.2	$317.6	($42.4)	($39.1)	($34.2)
Wind Investment in Oklahoma	50%	98.3	—	(1.8)	—	—
Other	Various	8.9	8.4	(0.6)	(0.5)	0.4
		$381.4	$326.0	($44.8)	($39.6)	($33.8)
WPL
ATC	—%	$—	$—	$—	($39.1)	($34.2)
Wisconsin River Power Company	50%	8.3	7.7	(0.7)	(0.7)	(0.9)
		$8.3	$7.7	($0.7)	($39.8)	($35.1)

(a)
As of December 31, 2017, Alliant Energy’s ATC Investment is comprised of a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, which are described below. In 2017, Alliant Energy’s investment in ATC decreased due to the impacts of Tax Reform. Refer to Note 11 for further discussion. Alliant Energy currently has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors. Refer to Note 18 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2017	2016	2015	2017	2016	2015
Operating revenues	$741	$658	$624	$8	$658	$624
Operating income	374	331	299	4	331	299
Net income	267	232	186	2	234	202
As of December 31:
Current assets	104	82		7	6
Non-current assets	5,041	4,340		20	19
Current liabilities	770	498		2	3
Non-current liabilities	2,038	2,144		8	7
Minority interest	255	—		—	—

Investment in ATC and WPL’s Noncontrolling Interest - Prior to 2014, WPL owned 100% of WPL Transco, which held Alliant Energy’s investment in ATC. In 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of AEF, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco made to ATC. WPL Transco’s equity income from ATC and ATC dividends received by WPL Transco were allocated between WPL and ATI based on their respective ownership interests at the time the equity income was generated and at the time of the dividend payments. Prior to the transfer of the investment in ATC to ATI discussed below, WPL consolidated WPL Transco, and ATI’s ownership in WPL Transco was recorded as a noncontrolling interest in total equity on WPL’s balance sheets.

On December 31, 2016, pursuant to a June 2016 PSCW order, WPL Transco was liquidated and WPL transferred its investment in ATC to ATI. As a result, WPL no longer records equity income from its prior investment in ATC. In conjunction with the transfer of the investment in ATC, a deferred intercompany tax gain recognized by WPL was assumed by ATI. The impact of WPL’s transfer of the ATC investment, including the assumption of such intercompany tax gain by

ATI, was recorded as a net reduction in total equity of $163.6 million on WPL’s balance sheet. WPL’s income statement includes all of the equity earnings from ATC through December 31, 2016, the date of transfer. There were no impacts of this transfer to Alliant Energy’s consolidated financial statements. As of December 31, 2016, ATI owns Alliant Energy’s entire ATC Investment.

Investment in ATC Holdco LLC - In 2011, Duke Energy Corporation and ATC announced the creation of DATC, a joint venture that is expected to acquire, build, own and operate new electric transmission infrastructure in North America. DATC continues to evaluate new projects and opportunities, and participates in a competitive bidding process on projects it considers to be viable. In October 2017, ATC transferred a portion of its interest in DATC to ATC Holdco LLC, and as a result, Alliant Energy contributed additional equity capital funding based on its ownership interest in ATC Holdco LLC. A portion of proceeds from the transfer was distributed to all ATC Holdco LLC’s owners based on their ATC ownership percentage.

Non-utility Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired 50% of a cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma, which started commercial operations in December 2016. This wind farm has both cash and tax equity ownership. The wind farm provides electricity to a third-party under a long-term PPA. In 2017, Alliant Energy’s “Other investments” assets increased $98 million from this acquisition. Alliant Energy will not maintain or operate the wind farm, and provided a parent guarantee of its subsidiary’s indemnification obligations under the operating agreement and PPA. Refer to Note 16(d) for discussion of the guarantee. Alliant Energy accounts for this non-utility investment under the equity method of accounting. In conjunction with the acquisition, in July 2017, AEF entered into a $95 million, 364-day variable-rate term loan credit agreement (with Alliant Energy as guarantor).

NOTE 6(b) Cash Surrender Value of Life Insurance Policies - Various life insurance policies cover certain current and former employees and directors. In 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $31 million and $19 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively, in 2016. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		WPL
	2017	2016	2017	2016
Cash surrender value	$10.4	$10.6	$5.6	$5.8

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2017	2016	2015
Shares outstanding, January 1	227,673,654	226,918,432	221,871,360
At-the-market offering programs	3,074,931	—	4,373,234
Shareowner Direct Plan issuances	640,723	732,814	606,010
Equity-based compensation plans (Note 12(b))	5,185	22,408	112,756
Other	(45,847)	—	(44,928)
Shares outstanding, December 31	231,348,646	227,673,654	226,918,432

At December 31, 2017, Alliant Energy had a total of 12.4 million shares available for issuance in the aggregate, pursuant to its Amended and Restated OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Programs - In 2017 and 2015, Alliant Energy filed prospectus supplements under which it could sell up to $125 million and $150 million of its common stock, respectively, through at-the-market offering programs. In 2017, Alliant Energy issued 3,074,931 shares of common stock through this program and received cash proceeds of $124 million, net of $1 million in commissions and fees. In 2015, Alliant Energy issued 4,373,234 shares of common stock through this program and received cash proceeds of $133 million, net of $2 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes. The 2015 at-the-market offering program expired in 2016, and Alliant Energy currently has no plans to issue any additional common stock through the 2017 at-the-market offering program.

Shareowner Direct Plan - Alliant Energy satisfies its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

Shareowner Rights Agreement - Alliant Energy previously established an amended and restated Shareowner Rights Agreement. The rights under this agreement were exercisable if a person or group acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock. In January 2018, Alliant Energy’s Board of Directors authorized the redemption of the rights, which were redeemed to shareowners as of the close of business on January 31, 2018.

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on applicable regulatory limitations. IPL also has common stock dividend restrictions based on the terms of its outstanding preferred stock. As of December 31, 2017, IPL and WPL were in compliance with all such dividend restrictions.

IPL is restricted from paying common stock dividends to its parent company, Alliant Energy, if for any past or current dividend period, dividends on its preferred stock have not been paid, or declared and set apart for payment. IPL has paid all dividends on its preferred stock through 2017. Under the Federal Power Act, IPL may not pay dividends to its parent company in excess of the current amount of its retained earnings. As of December 31, 2017, IPL’s amount of retained earnings that were free of dividend restrictions was $679 million. If IPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate reviews) falls below 42% of total capitalization, IPL is required to notify the IUB.

Pursuant to a December 2016 PSCW order, WPL has a regulatory limitation on distributions to its parent company. WPL is prohibited from paying annual common stock dividends to its parent company in excess of forecasted dividend levels of $140 million in 2018 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate reviews) would fall below 51.00% for 2018. As of December 31, 2017, WPL’s amount of retained earnings that were free of dividend restrictions was $140 million for 2018.

Restricted Net Assets of Subsidiaries - IPL and WPL do not have regulatory authority to lend or advance any amounts to their parent company. As of December 31, 2017, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.8 billion and $1.7 billion, respectively.

Comprehensive Income - In 2017, 2016 and 2015, Alliant Energy’s other comprehensive income (loss) was ($0.1) million, $0 million and $0.2 million, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2017, 2016 and 2015, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 8. REDEEMABLE PREFERRED STOCK
IPL is authorized to issue up to 16,000,000 shares of cumulative preferred stock in aggregate. Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Series	Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	2017	2016
				(in millions)
5.1%	$25	8,000,000	8,000,000	$200.0	$200.0

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

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. In August 2017, Alliant Energy, IPL and WPL entered into a single new credit facility agreement, which expires in August 2022. At December 31, 2017, the short-term borrowing capacity under the credit facility agreement totaled $1 billion ($400 million for Alliant Energy at the parent company level, $250 million for IPL and $350 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facility was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2017	2016	2017	2016	2017	2016
Commercial paper outstanding	$320.2	$244.1	$—	$—	$25.0	$52.3
Commercial paper weighted average interest rates	2.0%	0.9%	N/A	N/A	1.5%	0.7%
Available credit facility capacity	$679.8	$755.9	$250.0	$300.0	$325.0	$347.7

	Alliant Energy		IPL		WPL
For the year ended	2017	2016	2017	2016	2017	2016
Maximum amount outstanding (based on daily outstanding balances)	$424.4	$251.8	$20.0	$3.1	$271.2	$118.3
Average amount outstanding (based on daily outstanding balances)	$294.3	$179.0	$0.5	$—	$118.2	$38.1
Weighted average interest rates	1.2%	0.6%	1.3%	0.7%	1.0%	0.4%

In July 2017, AEF entered into a $95 million, 364-day variable-rate (2.2% at December 31, 2017) term loan credit agreement (with Alliant Energy as guarantor) related to the acquisition of a cash equity ownership interest in a non-utility wind farm located in Oklahoma, which includes substantially the same financial covenants that are included in the credit facility agreement. Refer to Note 6(a) for further discussion of the non-utility wind farm investment.

Financial Covenants - The single new credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2017 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	54%	47%	51%

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

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2017			2016
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
5.875%, due 2018	$100.0	$100.0	$—	$100.0	$100.0	$—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
3.25%, due 2024 (b)	500.0	500.0	—	250.0	250.0	—
3.4%, due 2025	250.0	250.0	—	250.0	250.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043	250.0	250.0	—	250.0	250.0	—
3.7%, due 2046	300.0	300.0	—	300.0	300.0	—
	2,425.0	2,425.0	—	2,175.0	2,175.0	—
Debentures (a):
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
3.05%, due 2027 (c)	300.0	—	300.0	—	—	—
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
4.1%, due 2044	250.0	—	250.0	250.0	—	250.0
	1,850.0	—	1,850.0	1,550.0	—	1,550.0
Other:
AEF term loan credit agreement through 2018, 2% at December 31, 2017 (with Alliant Energy as guarantor) (d)	500.0	—	—	500.0	—	—
Corporate Services 3.45% senior notes, due 2022 (a)	75.0	—	—	75.0	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2018 to 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	49.6	—	—	53.8	—	—
Other, 1% at December 31, 2017, due 2018 to 2025	2.9	—	—	3.3	—	—
	627.5	—	—	632.1	—	—
Subtotal	4,902.5	2,425.0	1,850.0	4,357.1	2,175.0	1,550.0
Current maturities	(855.7)	(350.0)	—	(4.6)	—	—
Unamortized debt issuance costs	(25.4)	(14.3)	(10.5)	(23.4)	(13.7)	(9.1)
Unamortized debt (discount) and premium, net	(10.8)	(4.7)	(6.1)	(13.5)	(7.8)	(5.7)
Long-term debt, net (e)	$4,010.6	$2,056.0	$1,833.4	$4,315.6	$2,153.5	$1,535.2

(a)
Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.

(b)
In 2017, IPL issued $250 million of 3.25% senior debentures due 2024. The proceeds from the issuance were used by IPL to reduce commercial paper classified as long-term debt, reduce cash amounts received from its sales of accounts receivable program and for general corporate purposes.

(c)	In 2017, WPL issued $300 million of 3.05% debentures due 2027. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes.

(d)	Refer to Note 9(a) for discussion of a financial covenant contained in AEF’s term loan credit agreement.

(e)	There were no significant sinking fund requirements related to the outstanding long-term debt.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2017, long-term debt maturities for 2018 through 2022 were as follows (in millions):

	2018	2019	2020	2021	2022
IPL	$350	$—	$200	$—	$—
WPL	—	250	150	—	250
Corporate Services	—	—	—	—	75
AEF	506	6	7	8	8
Alliant Energy	$856	$256	$357	$8	$333

Fair Value of Long-term Debt - Refer to Note 14 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
NOTE 10(a) Operating Leases - Various agreements have been entered into related to property, plant and equipment rights that are accounted for as operating leases. In 2017, 2016 and 2015, rental expenses associated with operating leases were not material. At December 31, 2017, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Alliant Energy	$6	$5	$2	$2	$1	$13	$29
IPL	3	2	1	1	1	13	21
WPL	3	3	1	—	—	—	7

NOTE 10(b) Capital Leases -
WPL - In 2005, WPL entered into a 20-year agreement with AEF’s Non-utility Generation business to lease the Sheboygan Falls Energy Facility, with an option for two lease renewal periods thereafter. The lease became effective in 2005 when the EGU began commercial operation. WPL is responsible for the operation of the EGU and has exclusive rights to its output, and the PSCW approved this affiliated lease agreement in 2005. The capital lease asset is amortized using the straight-line method over the 20-year lease term. WPL’s retail and wholesale rates include recovery of the Sheboygan Falls Energy Facility lease payments. The Sheboygan Falls Energy Facility lease expenses were included in WPL’s income statements as follows (in millions):

	2017	2016	2015
Interest expense	$8.7	$9.3	$9.9
Depreciation and amortization	6.2	6.2	6.2
	$14.9	$15.5	$16.1

At December 31, 2017, WPL’s estimated future minimum capital lease payments for the Sheboygan Falls Energy Facility were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Sheboygan Falls Energy Facility	$15	$15	$15	$15	$15	$35	$110	$33	$77

NOTE 11. INCOME TAXES
Tax Reform - In December 2017, Tax Reform was enacted. Substantially all of the provisions of Tax Reform are effective for taxable years beginning after December 31, 2017. The most significant provisions of Tax Reform that impact Alliant Energy, IPL and WPL were the reduction in the federal corporate tax rate from 35% to 21%, the repeal of the federal corporate alternative minimum tax (AMT), and the elimination of bonus depreciation deductions on utility property placed in service after September 27, 2017 unless a binding contract existed as of that date.

The enactment of Tax Reform in December 2017 had a material impact on Alliant Energy’s, IPL’s and WPL’s 2017 financial statements as the tax effects of the changes in tax laws must be recognized in the period in which the law is enacted. Alliant Energy, IPL and WPL have completed their assessment of the applicable provisions of Tax Reform, and the impacts to their 2017 balance sheets and income statements are as follows (in millions):

	Alliant Energy	IPL	WPL
Balance Sheet
Other current assets	$—	$4.7	($1.4)
Investments:
ATC Investment	(75.0)	—	—
Other assets:
Regulatory assets	(387.6)	(375.0)	(12.7)
Deferred charges and other	41.0	—	—
Total Tax Reform impact on assets	($421.6)	($370.3)	($14.1)
Other liabilities:
Deferred tax liabilities	($1,331.9)	($757.2)	($523.8)
Regulatory liabilities	885.9	390.7	495.2
Other	6.3	—	—
Total Tax Reform impact on liabilities	($439.7)	($366.5)	($28.6)
Income Statement
Income tax expense (benefit)	($18.1)	$3.8	($14.5)

Deferred Tax Liabilities - Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the enactment of Tax Reform in December 2017, Alliant Energy’s, IPL’s and WPL’s deferred tax assets and liabilities at December 31, 2017 were re-measured based upon the new corporate tax rate. Alliant Energy’s utility operations in IPL and WPL recorded the net changes from re-measuring deferred tax assets and liabilities as a change in regulatory liabilities or regulatory assets as described in further detail below. Alliant Energy’s, IPL’s and WPL’s non-utility operations recorded the net change in deferred tax assets and liabilities to “Income tax expense (benefit)” in their respective income statement or as an increase to “Other liabilities” or decrease in “ATC Investment” on Alliant Energy’s balance sheet.

Regulatory Assets and Regulatory Liabilities - Tax Reform requires regulated utilities to account for certain changes in deferred taxes related to accelerated depreciation and net operating losses using a normalization method of accounting. This method of accounting requires regulated utilities to record the normalized changes in deferred tax liabilities and assets to a regulatory liability or regulatory asset. For other changes to regulatory assets and regulatory liabilities resulting from Tax Reform, IPL and WPL are awaiting decisions from the IUB, PCSW and FERC to determine the appropriate regulatory treatment. IPL and WPL have recorded the offset to the changes in utility deferred tax liabilities and assets in a regulatory liability or regulatory asset to be reflected in future customer billings. Future changes may occur based on decisions received from the IUB, PSCW and FERC.

In January 2018, the IUB issued an order initiating investigation of the impacts of Tax Reform. The order requires IPL to track all calculated differences since January 1, 2018 resulting from Tax Reform, such that any over-collections can be refunded to its customers at a future date, if appropriate. In January 2018, the PSCW issued an order directing WPL to defer and to accrue carrying costs on the revenue requirement impacts resulting from Tax Reform since its inception.

ATC Investment - Tax Reform required a re-measurement of deferred tax assets and liabilities associated with Alliant Energy’s ATC Investment. These deferred tax assets and liabilities have been utilized to determine the amount of costs billed by ATC to its customers. Due to the regulated nature of ATC and FERC policy on income tax allowances, Alliant Energy expects the changes in deferred taxes that have been collected in ATC’s customers’ rates to be returned to such customers over the regulatory life of ATC’s assets. As a result, Alliant Energy has reduced the deferred tax liabilities associated with the ATC Investment and recorded the offset to “ATC Investment” on its balance sheet. Starting in 2018, the adjustment as a result of the change in deferred taxes will be amortized as a reduction in deferred tax expense over the remaining life of ATC’s assets.

Deferred Charges and Other - Tax Reform repealed corporate federal AMT and allows unutilized AMT credits to be refunded over the next four tax years beginning with the U.S. federal tax return for calendar year 2018. As a result of these changes, Alliant Energy reclassified $41 million of unutilized AMT credits from a deferred tax asset into a long-term tax receivable in 2017 in anticipation of future refunds of such tax credits. The long-term tax receivable is included in “Deferred charges and other” on Alliant Energy’s balance sheet.

Income Tax Expense (Benefit) -The changes in deferred taxes for Alliant Energy’s, IPL’s and WPL’s non-utility operations were primarily recorded in the income statements. In addition, Alliant Energy recognized valuation allowances for certain tax credit carryforwards as a result of Tax Reform that are discussed in more detail below.

Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Current tax expense (benefit):
Federal	($41.0)	$1.8	$2.0	($27.9)	($12.8)	($14.1)	$5.5	($22.3)	$4.7
State	8.5	17.2	3.2	1.6	15.5	11.5	2.5	1.1	0.6
IPL’s tax benefit riders	(40.4)	(44.2)	(49.0)	(40.4)	(44.2)	(49.0)	—	—	—
Deferred tax expense (benefit):
Federal	159.5	112.8	120.8	72.5	59.1	40.7	55.0	112.3	76.8
State	12.3	4.9	27.9	(2.2)	(9.0)	3.3	16.6	20.8	20.2
Production tax credits	(31.1)	(31.8)	(33.1)	(14.1)	(14.0)	(14.5)	(17.0)	(17.8)	(18.6)
Investment tax credits	(1.1)	(1.3)	(1.4)	(0.4)	(0.5)	(0.6)	(0.7)	(0.8)	(0.8)
	$66.7	$59.4	$70.4	($10.9)	($5.9)	($22.7)	$61.9	$93.3	$82.9

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.5	5.4	5.2	6.5	6.4	6.2	5.1	5.1	5.1
Effect of rate-making on property-related differences	(8.5)	(8.5)	(6.8)	(19.1)	(16.2)	(17.2)	(1.7)	(0.7)	(0.5)
IPL’s tax benefit riders	(7.6)	(10.0)	(10.6)	(18.7)	(20.1)	(28.3)	—	—	—
Production tax credits	(6.1)	(7.2)	(7.2)	(6.7)	(6.3)	(8.3)	(7.1)	(6.2)	(7.1)
Impact of Tax Reform	(3.4)	—	—	1.7	—	—	(5.8)	—	—
Other items, net	(2.4)	(1.3)	(0.3)	(3.7)	(1.5)	(0.5)	(0.6)	(0.6)	(0.7)
Overall income tax rate	12.5%	13.4%	15.3%	(5.0%)	(2.7%)	(13.1%)	24.9%	32.6%	31.8%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Deferred tax liabilities:
Property	$1,852.7	$2,919.0	$1,102.6	$1,677.0	$674.2	$1,124.5
ATC Investment	86.4	153.1	—	—	—	—
Other	75.9	95.1	63.4	71.4	36.5	58.8
Total deferred tax liabilities	2,015.0	3,167.2	1,166.0	1,748.4	710.7	1,183.3
Deferred tax assets:
Federal credit carryforwards	260.7	268.4	113.1	95.9	131.0	112.9
Net operating losses carryforwards - federal	174.4	173.3	107.4	69.6	43.7	75.4
Regulatory liability - IPL’s tax benefit riders	7.4	34.7	7.4	34.7	—	—
Net operating losses carryforwards - state	41.3	32.9	0.9	0.6	0.2	0.1
Other	61.8	87.9	27.1	35.8	14.7	23.6
Subtotal deferred tax assets	545.6	597.2	255.9	236.6	189.6	212.0
Valuation allowance	(9.0)	(0.2)	(0.6)	—	(1.3)	(0.3)
Total deferred tax assets	536.6	597.0	255.3	236.6	188.3	211.7
Total deferred tax liabilities, net	$1,478.4	$2,570.2	$910.7	$1,511.8	$522.4	$971.6

The decreases in deferred tax liabilities were primarily due to the reduction in the federal corporate tax rate from 35% to 21% as a result of Tax Reform, as discussed above.

Property - The decrease in property-related deferred tax liabilities from Tax Reform was partially offset by bonus depreciation deductions from property placed in service in 2017, including IPL’s Marshalltown Generating Station. Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2017 will be approximately $670 million ($500 million for IPL and $140 million for WPL).

Carryforwards - The decrease in Alliant Energy’s federal credit carryforwards was due to the reclassification of AMT credits to a long-term tax receivable as a result of Tax Reform, partially offset by production tax credits generated in 2017. The increase in Alliant Energy’s and IPL’s federal net operating losses carryforwards was primarily due to bonus depreciation deductions for property placed in service in 2017, including IPL’s Marshalltown Generating Station, largely offset by the impacts of Tax Reform.

At December 31, 2017, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$852	$537	$208
State net operating losses	2018-2037	700	13	2
Federal tax credits	2022-2037	267	119	131

Valuation Allowances - Due to the anticipated future reductions in revenues from utility customers due to Tax Reform, Alliant Energy expects a reduction in its future consolidated taxable income, which will extend the period to which prior unutilized operating losses will be utilized. Taxable income must be reduced by net operating losses carryforwards prior to utilizing federal tax credit carryforwards. Alliant Energy expects to utilize its net operating losses carryforwards by 2024 and therefore, currently does not expect to utilize 2002 and 2003 vintage federal credit carryforwards prior to their expiration in 2022 and 2023, respectively. This has resulted in valuation allowance charges recorded to “Income tax expense (benefit)” on the income statements as noted in the table above.

Uncertain Tax Positions - At December 31, 2017, 2016 and 2015, there were no uncertain tax positions or penalties accrued related to uncertain tax positions, and interest accrued and tax positions favorably impacting future effective tax rates for continuing operations were not material. As of December 31, 2017, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2014	-	2016
Consolidated Iowa income tax returns (b)	2014	-	2016
Wisconsin combined tax returns (c)	2013	-	2016

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

IPL and WPL account for their participation in Alliant Energy and Corporate Services sponsored plans as multiple-employer plans. In IPL’s and WPL’s tables below, the defined benefit pension plan amounts represent those respective amounts for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plan amounts represent respective amounts for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy		2017			2016			2015		2017	2016	2015
Discount rate for benefit obligations		3.66%			4.19%			4.47%		3.53%	3.98%	4.30%
Discount rate for net periodic cost		4.19%			4.47%			4.18%		3.98%	4.30%	3.97%
Expected rate of return on plan assets		7.60%			7.60%			7.60%		5.80%	6.30%	6.20%
Rate of compensation increase	3.65%	-	4.50%	3.65%	-	4.50%	3.65%	-	4.50%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		6.75%	7.00%	7.25%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2017	2016	2015	2017	2016	2015
Discount rate for benefit obligations	3.68%	4.22%	4.50%	3.51%	3.95%	4.28%
Discount rate for net periodic cost	4.22%	4.50%	4.20%	3.95%	4.28%	3.94%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	6.20%	6.60%	6.60%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	6.75%	7.00%	7.25%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2017	2016	2015	2017	2016	2015
Discount rate for benefit obligations	3.69%	4.23%	4.51%	3.51%	3.96%	4.28%
Discount rate for net periodic cost	4.23%	4.51%	4.20%	3.96%	4.28%	3.96%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	3.50%	4.70%	4.60%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	6.75%	7.00%	7.25%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

Expected rate of return on plan assets - The expected rate of return on plan assets is based on projected asset class returns using target allocations. A forward-looking building blocks approach is used, and historical returns, survey information and capital market information are analyzed to support the expected rate of return on plan assets assumption. Refer to “Investment Strategy for Plan Assets” below for additional information related to investment strategy and mix of assets for the pension and OPEB plans.

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2017	2016	2015	2017	2016	2015
Service cost	$12.5	$12.6	$15.9	$5.0	$5.3	$5.5
Interest cost	51.0	53.0	53.6	8.6	9.4	9.1
Expected return on plan assets (a)	(65.5)	(65.5)	(75.0)	(6.1)	(6.1)	(8.4)
Amortization of prior service credit (b)	(0.4)	(0.3)	(0.2)	(0.2)	(4.1)	(11.3)
Amortization of actuarial loss (c)	37.6	37.4	35.4	3.8	4.7	4.8
Additional benefit costs	—	—	0.5	—	—	—
Settlement losses (d)	0.9	—	—	—	—	—
	$36.1	$37.2	$30.2	$11.1	$9.2	($0.3)

IPL	Defined Benefit Pension Plans			OPEB Plans
	2017	2016	2015	2017	2016	2015
Service cost	$7.3	$7.5	$8.8	$2.1	$2.3	$2.4
Interest cost	23.5	24.5	25.0	3.5	3.8	3.8
Expected return on plan assets (a)	(30.8)	(30.9)	(35.8)	(4.3)	(4.3)	(5.7)
Amortization of prior service credit (b)	(0.2)	(0.2)	(0.1)	—	(2.6)	(6.1)
Amortization of actuarial loss (c)	16.1	16.5	15.3	2.0	2.6	2.3
	$15.9	$17.4	$13.2	$3.3	$1.8	($3.3)

WPL	Defined Benefit Pension Plans			OPEB Plans
	2017	2016	2015	2017	2016	2015
Service cost	$4.9	$4.9	$5.8	$1.9	$2.0	$2.1
Interest cost	21.8	22.3	22.6	3.4	3.8	3.7
Expected return on plan assets (a)	(28.5)	(28.3)	(32.4)	(0.8)	(0.8)	(1.5)
Amortization of prior service cost (credit) (b)	0.1	0.2	0.2	(0.2)	(0.9)	(3.5)
Amortization of actuarial loss (c)	18.5	17.6	16.8	1.6	1.8	2.2
Additional benefit costs	—	—	0.5	—	—	—
	$16.8	$16.7	$13.5	$5.9	$5.9	$3.0

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.

(c)
Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Alliant Energy Cash Balance Pension Plan where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits.

(d)	Settlement losses related to payments made to retired executives of Alliant Energy.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the balance sheets and AOCL on Alliant Energy’s balance sheet into net periodic benefit cost in 2018 is as follows (in millions):

	Alliant Energy		IPL		WPL
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Actuarial loss	$35.2	$3.4	$15.0	$1.2	$17.2	$2.0
Prior service credit	(0.7)	(0.2)	(0.2)	—	(0.2)	(0.2)
	$34.5	$3.2	$14.8	$1.2	$17.0	$1.8

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2017	2016	2017	2016
Change in benefit obligation:
Net benefit obligation at January 1	$1,244.3	$1,206.3	$220.1	$221.4
Service cost	12.5	12.6	5.0	5.3
Interest cost	51.0	53.0	8.6	9.4
Plan participants’ contributions	—	—	2.9	2.4
Actuarial (gain) loss	83.6	48.3	5.4	(0.3)
Gross benefits paid	(88.3)	(75.9)	(19.7)	(18.1)
Net benefit obligation at December 31	1,303.1	1,244.3	222.3	220.1
Change in plan assets:
Fair value of plan assets at January 1	895.7	895.0	105.8	106.9
Actual return on plan assets	136.7	74.3	12.9	8.2
Employer contributions	6.6	2.3	9.2	6.4
Plan participants’ contributions	—	—	2.9	2.4
Gross benefits paid	(88.3)	(75.9)	(19.7)	(18.1)
Fair value of plan assets at December 31	950.7	895.7	111.1	105.8
Under funded status at December 31	($352.4)	($348.6)	($111.2)	($114.3)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2017	2016	2017	2016
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$8.8	$3.2
Current liabilities	(2.2)	(6.5)	(9.1)	(8.6)
Pension and other benefit obligations	(350.2)	(342.1)	(110.9)	(108.9)
Net amounts recognized at December 31	($352.4)	($348.6)	($111.2)	($114.3)
Amounts recognized in Regulatory Assets (refer to Note 2 for details) and AOCL (refer to Alliant Energy’s common equity statements for details) consist of:
Net actuarial loss	$509.1	$535.1	$47.4	$52.6
Prior service credit	(6.5)	(6.9)	(1.3)	(1.5)
	$502.6	$528.2	$46.1	$51.1

	Defined Benefit Pension Plans		OPEB Plans
IPL	2017	2016	2017	2016
Change in benefit obligation:
Net benefit obligation at January 1	$570.4	$556.1	$90.1	$91.3
Service cost	7.3	7.5	2.1	2.3
Interest cost	23.5	24.5	3.5	3.8
Plan participants’ contributions	—	—	1.0	0.9
Actuarial (gain) loss	34.9	19.1	(0.1)	(0.7)
Gross benefits paid	(43.2)	(36.8)	(7.2)	(7.5)
Net benefit obligation at December 31	592.9	570.4	89.4	90.1
Change in plan assets:
Fair value of plan assets at January 1	422.0	422.7	68.2	69.2
Actual return on plan assets	64.3	35.3	8.9	5.3
Employer contributions	0.6	0.8	2.0	0.3
Plan participants’ contributions	—	—	1.0	0.9
Gross benefits paid	(43.2)	(36.8)	(7.2)	(7.5)
Fair value of plan assets at December 31	443.7	422.0	72.9	68.2
Under funded status at December 31	($149.2)	($148.4)	($16.5)	($21.9)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2017	2016	2017	2016
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$5.9	$0.4
Current liabilities	(0.5)	(0.7)	(2.0)	(1.9)
Pension and other benefit obligations	(148.7)	(147.7)	(20.4)	(20.4)
Net amounts recognized at December 31	($149.2)	($148.4)	($16.5)	($21.9)
Amounts recognized in Regulatory Assets consist of (refer to Note 2 for details):
Net actuarial loss	$218.9	$233.6	$18.7	$25.4
Prior service credit	(2.1)	(2.3)	—	—
	$216.8	$231.3	$18.7	$25.4

	Defined Benefit Pension Plans		OPEB Plans
WPL	2017	2016	2017	2016
Change in benefit obligation:
Net benefit obligation at January 1	$529.2	$505.9	$88.9	$89.7
Service cost	4.9	4.9	1.9	2.0
Interest cost	21.8	22.3	3.4	3.8
Plan participants’ contributions	—	—	1.4	1.2
Actuarial loss	38.3	25.7	4.1	0.5
Gross benefits paid	(34.4)	(29.6)	(9.3)	(8.3)
Net benefit obligation at December 31	559.8	529.2	90.4	88.9
Change in plan assets:
Fair value of plan assets at January 1	389.7	386.8	18.6	18.7
Actual return on plan assets	59.6	32.4	1.2	1.2
Employer contributions	0.1	0.1	6.8	5.8
Plan participants’ contributions	—	—	1.4	1.2
Gross benefits paid	(34.4)	(29.6)	(9.3)	(8.3)
Fair value of plan assets at December 31	415.0	389.7	18.7	18.6
Under funded status at December 31	($144.8)	($139.5)	($71.7)	($70.3)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2017	2016	2017	2016
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$2.9	$2.7
Current liabilities	(0.1)	(0.1)	(6.8)	(6.4)
Pension and other benefit obligations	(144.7)	(139.4)	(67.8)	(66.6)
Net amounts recognized at December 31	($144.8)	($139.5)	($71.7)	($70.3)
Amounts recognized in Regulatory Assets consist of (refer to Note 2 for details):
Net actuarial loss	$224.7	$236.1	$23.6	$21.5
Prior service credit	(1.5)	(1.4)	(1.3)	(1.5)
	$223.2	$234.7	$22.3	$20.0

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2017	2016	2017	2016
Accumulated benefit obligations	$1,269.0	$1,201.5	$222.3	$220.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,269.0	1,201.5	222.3	220.1
Fair value of plan assets	950.7	895.7	111.1	105.8
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,303.1	1,244.3	N/A	N/A
Fair value of plan assets	950.7	895.7	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2017	2016	2017	2016
Accumulated benefit obligations	$573.1	$546.7	$89.4	$90.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	573.1	546.7	89.4	90.1
Fair value of plan assets	443.7	422.0	72.9	68.2
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	592.9	570.4	N/A	N/A
Fair value of plan assets	443.7	422.0	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2017	2016	2017	2016
Accumulated benefit obligations	$548.1	$513.2	$90.4	$88.9
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	548.1	513.2	90.4	88.9
Fair value of plan assets	415.0	389.7	18.7	18.6
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	559.8	529.2	N/A	N/A
Fair value of plan assets	415.0	389.7	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2017	2016	2017	2016
Regulatory assets	$38.9	$37.3	$28.1	$30.0

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2018 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$6.3	$4.4	$0.3
OPEB plans	9.0	2.0	6.8

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2018	2019	2020	2021	2022	2023 - 2027
Defined benefit pension benefits	$72.2	$73.9	$76.4	$77.1	$92.9	$398.2
OPEB	18.2	18.4	17.7	17.5	17.2	80.1
	$90.4	$92.3	$94.1	$94.6	$110.1	$478.3

IPL	2018	2019	2020	2021	2022	2023 - 2027
Defined benefit pension benefits	$33.9	$33.8	$36.5	$36.6	$37.6	$188.4
OPEB	7.1	7.1	7.2	7.1	7.0	32.6
	$41.0	$40.9	$43.7	$43.7	$44.6	$221.0

WPL	2018	2019	2020	2021	2022	2023 - 2027
Defined benefit pension benefits	$31.4	$32.0	$32.4	$32.4	$32.7	$167.8
OPEB	8.3	8.3	7.5	7.3	7.0	31.8
	$39.7	$40.3	$39.9	$39.7	$39.7	$199.6

Investment Strategy for Plan Assets - Investment strategies for defined benefit pension and OPEB plan assets combine preservation of principal and prudent risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. Investment risk of plan assets is mitigated through diversification, including broad U.S. equity, international equity and fixed income exposure, and global asset and risk parity strategies. Global asset and risk parity strategies include investments in global equity, global debt, commodities and currencies.

Defined Benefit Pension Plan Assets - The asset mix of defined benefit pension plans is governed by allocation targets. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than fixed income securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted toward equity holdings. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investments include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms.

At December 31, 2017, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	3%
Equity securities - U.S.	11%	-	41%	24%
Equity securities - international	14%	-	34%	23%
Global asset securities	5%	-	15%	10%
Risk parity securities	5%	-	15%	10%
Fixed income securities	20%	-	40%	30%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment strategy of the Corporate Services 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Mutual funds are used to achieve the desired diversification. At December 31, 2017, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Equity securities - U.S.	0%	-	50%	26%
Equity securities - international	0%	-	34%	10%
Fixed income securities	20%	-	100%	63%

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

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$28.2	$4.5	$23.7	$—	$30.4	$5.0	$25.4	$—
Equity securities - U.S.	158.3	158.3	—	—	183.6	183.6	—	—
Equity securities - international	137.5	137.5	—	—	97.4	97.4	—	—
Global asset securities	49.4	49.4	—	—	53.0	53.0	—	—
Fixed income securities	135.9	55.8	80.1	—	125.4	53.6	71.8	—
Total assets in fair value hierarchy	509.3	$405.5	$103.8	$—	489.8	$392.6	$97.2	$—
Assets measured at net asset value	441.1				405.9
Accrued investment income	1.0				1.1
Due to brokers, net (pending trades with brokers)	(0.7)				(1.1)
Total pension plan assets	$950.7				$895.7

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$13.2	$2.2	$11.0	$—	$14.4	$2.4	$12.0	$—
Equity securities - U.S.	73.9	73.9	—	—	86.5	86.5	—	—
Equity securities - international	64.2	64.2	—	—	45.9	45.9	—	—
Global asset securities	23.0	23.0	—	—	24.9	24.9	—	—
Fixed income securities	63.4	26.0	37.4	—	59.1	25.3	33.8	—
Total assets in fair value hierarchy	237.7	$189.3	$48.4	$—	230.8	$185.0	$45.8	$—
Assets measured at net asset value	205.8				191.2
Accrued investment income	0.5				0.5
Due to brokers, net (pending trades with brokers)	(0.3)				(0.5)
Total pension plan assets	$443.7				$422.0

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$12.3	$2.0	$10.3	$—	$13.3	$2.2	$11.1	$—
Equity securities - U.S.	69.1	69.1	—	—	79.9	79.9	—	—
Equity securities - international	60.0	60.0	—	—	42.4	42.4	—	—
Global asset securities	21.6	21.6	—	—	23.0	23.0	—	—
Fixed income securities	59.3	24.3	35.0	—	54.5	23.3	31.2	—
Total assets in fair value hierarchy	222.3	$177.0	$45.3	$—	213.1	$170.8	$42.3	$—
Assets measured at net asset value	192.5				176.6
Accrued investment income	0.5				0.5
Due to brokers, net (pending trades with brokers)	(0.3)				(0.5)
Total pension plan assets	$415.0				$389.7

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.2	$0.7	$0.5	$—	$3.5	$2.0	$1.5	$—
Equity securities - U.S.	27.9	27.9	—	—	22.5	22.5	—	—
Equity securities - international	11.4	11.4	—	—	13.5	13.5	—	—
Global asset securities	0.4	0.4	—	—	16.5	16.5	—	—
Fixed income securities	66.6	66.0	0.6	—	46.8	46.2	0.6	—
Total assets in fair value hierarchy	107.5	$106.4	$1.1	$—	102.8	$100.7	$2.1	$—
Assets measured at net asset value	3.6				3.0
Total OPEB plan assets	$111.1				$105.8

100

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$0.3	$0.3	$—	$—	$0.8	$0.8	$—	$—
Equity securities - U.S.	22.3	22.3	—	—	17.0	17.0	—	—
Equity securities - international	7.5	7.5	—	—	11.0	11.0	—	—
Global asset securities	—	—	—	—	7.0	7.0	—	—
Fixed income securities	42.8	42.8	—	—	32.4	32.4	—	—
Total OPEB plan assets	$72.9	$72.9	$—	$—	$68.2	$68.2	$—	$—

	2017				2016
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$0.6	$0.3	$0.3	$—	$2.0	$0.7	$1.3	$—
Global asset securities	—	—	—	—	5.5	5.5	—	—
Fixed income securities	18.1	18.1	—	—	11.1	11.1	—	—
Total OPEB plan assets	$18.7	$18.4	$0.3	$—	$18.6	$17.3	$1.3	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2017 and 2016.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 11.5% and 12.6% of total assets in the 401(k) savings plans at December 31, 2017 and 2016, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
401(k) costs	$24.8	$23.6	$24.9	$12.8	$12.0	$12.7	$11.1	$10.7	$11.2

NOTE 12(b) Equity-based Compensation Plans - In 2015, Alliant Energy’s shareowners approved the Amended and Restated OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2017, performance shares, performance-contingent restricted stock and restricted stock units (performance- and time-vesting) were outstanding under the Amended and Restated OIP, and 7.1 million shares of Alliant Energy’s common stock remained available for grants under the Amended and Restated OIP. Alliant Energy satisfies share payouts related to equity awards under the Amended and Restated OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term awards, including performance units, restricted cash awards and restricted units, to certain key employees. At December 31, 2017, performance units, performance-contingent cash awards and restricted units (performance- and time-vesting) were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners.

A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Compensation expense	$15.1	$18.0	$10.7	$8.3	$9.5	$5.7	$6.4	$7.9	$4.7
Income tax benefits	6.2	7.4	4.4	3.4	4.0	2.4	2.6	3.2	1.9

As of December 31, 2017, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $5.6 million, $3.1 million and $2.2 million, respectively, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

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

	Performance Shares			Performance Units
	2017	2016	2015	2017	2016	2015
Nonvested awards, January 1	257,599	288,430	288,848	93,320	116,412	127,330
Granted	65,350	68,585	90,806	21,558	23,918	35,674
Vested	(99,438)	(98,186)	(91,224)	(37,395)	(42,760)	(45,690)
Forfeited	—	(1,230)	—	(5,746)	(4,250)	(902)
Nonvested awards, December 31	223,511	257,599	288,430	71,737	93,320	116,412

Granted Awards - Each performance share’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. For performance units granted in 2017 and 2016, the value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. For performance units granted in 2015, the value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance shares and performance units is dependent upon actual performance and may range from zero to 200% of the target number of awards. Compensation expense for performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period.

Vested Awards - Certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares			Performance Units
	2017	2016	2015	2017	2016	2015
	2014 Grant	2013 Grant	2012 Grant	2014 Grant	2013 Grant	2012 Grant
Performance awards vested	99,438	98,186	91,224	37,395	42,760	45,690
Percentage of target number of performance awards	147.5%	165.0%	167.5%	147.5%	165.0%	167.5%
Aggregate payout value (in millions)	$5.6	$5.1	$5.1	$1.5	$1.7	$1.6
Payout - cash (in millions)	$5.1	$2.9	$3.2	$1.5	$1.7	$1.6
Payout - common stock shares issued	5,185	22,408	21,950	N/A	N/A	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at December 31, 2017, by year of grant, were as follows:

	Performance Shares			Performance Units
	2017 Grant	2016 Grant	2015 Grant	2017 Grant	2016 Grant	2015 Grant
Nonvested awards at target	65,350	67,355	90,806	18,600	21,227	31,910
Alliant Energy common stock closing price on December 29, 2017	$42.61	$42.61	$42.61	$42.61	$42.61	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	N/A	$32.55
Estimated payout percentage based on performance criteria	105%	150%	138%	105%	150%	138%
Fair values of each nonvested award	$44.74	$63.92	$58.80	$44.74	$63.92	$44.92

Performance Restricted Stock Units and Performance Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees beginning in 2016 referred to as performance restricted stock units under the Amended and Restated OIP, and performance restricted units and key employee performance restricted units under the DLIP. Payouts of these units are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations) during a three-year performance period. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If performance targets are not met during the performance period, these units are forfeited. As of December 31, 2017, the amount of nonvested performance restricted units and key employee performance restricted units was not material.

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

	2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	67,355	$33.96	—	$—
Granted	65,350	39.12	68,585	33.96
Forfeited	—	—	(1,230)	33.90
Nonvested units, December 31	132,705	36.50	67,355	33.96

Restricted Stock Units and Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees beginning in 2016 referred to as restricted stock units under the Amended and Restated OIP and restricted units under the DLIP. Payouts of these units are based on the expiration of a three-year time-vesting period. Each restricted stock unit’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the time-vesting period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. Restricted stock units can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Alliant Energy assumes it will make future payouts of its restricted stock units in cash; therefore, restricted stock units are accounted for as liability awards. As of December 31, 2017, the amount of nonvested restricted units was not material. A summary of the restricted stock units activity was as follows:

	2017	2016
Nonvested units, January 1	57,736	—
Granted	56,013	58,790
Forfeited	—	(1,054)
Nonvested units, December 31	113,749	57,736

Performance-Contingent Restricted Stock and Performance-Contingent Cash Awards - As of December 31, 2017, the amount of nonvested performance-contingent restricted stock and performance-contingent cash awards was not material.

NOTE 12(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and short-term cash incentive compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account, equity accounts or mutual fund accounts based on certain benchmark funds.

Company Stock Account - The DCP does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s balance sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock account and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust, were as follows (in millions):

	2017	2016
Carrying value	$11.1	$10.0
Fair market value	19.7	16.7

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2017 and 2016, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $21.8 million and $19.4 million, respectively.

NOTE 13. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, ash ponds, wind farms, active ash landfills, solar generation and above ground storage tanks. Recognized AROs also include legal obligations for the management and final disposition of asbestos, polychlorinated biphenyls and lead-based paint. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Balance, January 1	$195.7	$214.0	$124.7	$132.9	$61.4	$71.9
Revisions in estimated cash flows	4.3	(13.3)	7.0	(5.8)	(2.7)	(7.5)
Liabilities settled	(23.5)	(14.0)	(13.1)	(6.8)	(10.4)	(7.2)
Liabilities incurred	2.0	2.6	11.7	0.7	—	1.9
Accretion expense	6.0	6.4	3.8	3.7	2.1	2.3
Balance, December 31	$184.5	$195.7	$134.1	$124.7	$50.4	$61.4

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

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric physical forward contracts (WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap, options and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)
Manage rail transportation costs	Diesel fuel swap contracts (WPL)

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2017					2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$25.1	$—	$4.1	$21.0	$25.1	$41.4	$—	$4.6	$36.8	$41.4
Deferred proceeds	222.1	—	—	222.1	222.1	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	41.7	—	8.5	33.2	41.7	28.6	—	0.5	28.1	28.6
Long-term debt (incl. current maturities)	4,866.3	—	5,444.6	2.9	5,447.5	4,320.2	—	4,795.7	3.3	4,799.0
Cumulative preferred stock of IPL	200.0	203.8	—	—	203.8	200.0	194.8	—	—	194.8

IPL	2017					2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$17.1	$—	$2.0	$15.1	$17.1	$20.8	$—	$2.8	$18.0	$20.8
Deferred proceeds	222.1	—	—	222.1	222.1	211.1	—	—	211.1	211.1
Liabilities and equity:
Derivatives	19.4	—	2.9	16.5	19.4	8.3	—	0.4	7.9	8.3
Long-term debt (incl. current maturities)	2,406.0	—	2,665.7	—	2,665.7	2,153.5	—	2,352.3	—	2,352.3
Cumulative preferred stock	200.0	203.8	—	—	203.8	200.0	194.8	—	—	194.8

WPL	2017					2016
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$8.0	$—	$2.1	$5.9	$8.0	$20.6	$—	$1.8	$18.8	$20.6
Liabilities and equity:
Derivatives	22.3	—	5.6	16.7	22.3	20.3	—	0.1	20.2	20.3
Long-term debt	1,833.4	—	2,147.9	—	2,147.9	1,535.2	—	1,807.4	—	1,807.4

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2017	2016	2017	2016
Beginning balance, January 1	$8.7	($32.7)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(32.9)	30.7	—	—
Transfers into Level 3	—	0.9	—	—
Transfers out of Level 3	12.2	1.2	—	—
Purchases	28.3	22.0	—	—
Sales	(0.3)	(1.0)	—	—
Settlements (a)	(28.2)	(12.4)	11.0	39.1
Ending balance, December 31	($12.2)	$8.7	$222.1	$211.1
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($31.0)	$32.7	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2017	2016	2017	2016
Beginning balance, January 1	$10.1	($1.9)	$211.1	$172.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(14.8)	7.3	—	—
Transfers into Level 3	—	0.5	—	—
Transfers out of Level 3	3.1	0.2	—	—
Purchases	24.6	20.6	—	—
Sales	(0.2)	(1.0)	—	—
Settlements (a)	(24.2)	(15.6)	11.0	39.1
Ending balance, December 31	($1.4)	$10.1	$222.1	$211.1
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($13.5)	$8.5	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2017	2016
Beginning balance, January 1	($1.4)	($30.8)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(18.1)	23.4
Transfers into Level 3	—	0.4
Transfers out of Level 3	9.1	1.0
Purchases	3.7	1.4
Sales	(0.1)	—
Settlements	(4.0)	3.2
Ending balance, December 31	($10.8)	($1.4)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($17.5)	$24.2

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

Commodity Contracts - The fair value of electric, natural gas, coal and diesel fuel commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2017	($23.5)	$11.3	($11.5)	$10.1	($12.0)	$1.2
2016	(2.3)	11.0	0.1	10.0	(2.4)	1.0

NOTE 15. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and rail transportation costs. Refer to Note 14 for detailed discussion of derivative instruments.

Notional Amounts - As of December 31, 2017, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	1,314	2018	8,970	2018	170,463	2018-2026	8,177	2018-2020	6,552	2018-2019
IPL	—	—	5,886	2018	72,662	2018-2026	3,339	2018-2020	—	—
WPL	1,314	2018	3,084	2018	97,801	2018-2026	4,838	2018-2020	6,552	2018-2019

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

	Alliant Energy		IPL		WPL
	2017	2016	2017	2016	2017	2016
Current derivative assets	$21.1	$29.4	$15.8	$19.1	$5.3	$10.3
Non-current derivative assets	4.0	12.0	1.3	1.7	2.7	10.3
Current derivative liabilities	18.7	13.3	5.0	2.7	13.7	10.6
Non-current derivative liabilities	23.0	15.3	14.4	5.6	8.6	9.7

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2017 and 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2017 and 2016. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 16. COMMITMENTS AND CONTINGENCIES
NOTE 16(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation and installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside. At December 31, 2017, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $82 million, $15 million and $67 million, respectively.

NOTE 16(b) Other Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase obligations associated with other goods and services. At December 31, 2017, minimum future commitments related to these purchase obligations were as follows (in millions):

Alliant Energy	2018	2019	2020	2021	2022	Thereafter	Total
Purchased power (a)	$188	$159	$135	$149	$140	$461	$1,232
Natural gas	229	140	130	110	84	253	946
Coal (b)	107	59	21	5	—	—	192
Other (c)	21	6	6	3	2	2	40
	$545	$364	$292	$267	$226	$716	$2,410

IPL	2018	2019	2020	2021	2022	Thereafter	Total
Purchased power (a)	$130	$144	$135	$149	$140	$461	$1,159
Natural gas	126	58	44	32	22	102	384
Coal (b)	51	31	11	5	—	—	98
Other (c)	15	3	3	3	2	2	28
	$322	$236	$193	$189	$164	$565	$1,669

WPL	2018	2019	2020	2021	2022	Thereafter	Total
Purchased power (a)	$58	$15	$—	$—	$—	$—	$73
Natural gas	103	82	86	78	62	151	562
Coal (b)	56	28	10	—	—	—	94
Other (c)	5	1	—	—	—	—	6
	$222	$126	$96	$78	$62	$151	$735

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2017 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2017.

Certain contracts are considered leases and are therefore not included here, but are included in Note 10.

NOTE 16(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of December 31, 2017.
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

NOTE 16(d) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of December 31, 2017, the present value of the abandonment obligations is estimated at $33 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2017.

Non-utility Wind Investment in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $98 million as of December 31, 2017 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2017. Refer to Note 6(a) for further discussion of the non-utility wind investment.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of December 31, 2017. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020. Refer to Note 3 for further discussion of the sale of IPL’s Minnesota electric distribution assets.

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

MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2017, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At December 31, 2017, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$11	-	$30	$9	-	$27
Current and non-current environmental liabilities	15			13

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

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include installing an SCR system or equivalent NOx reduction system at Ottumwa by December 31, 2019, and fuel switching or retiring Burlington by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for Prairie Creek, and calendar-year SO2 and NOx emission caps in aggregate for Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to compliance with the terms of the Consent Decree from IPL’s electric customers.

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

NOTE 16(f) Credit Risk - IPL provides retail electric and gas services in Iowa and wholesale electric service in Minnesota, Illinois and Iowa. WPL provides retail electric and gas services and wholesale electric service in Wisconsin. The geographic concentration of IPL’s and WPL’s customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a diverse customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or gas services.

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

NOTE 17. SEGMENTS OF BUSINESS
In the fourth quarter of 2017, Alliant Energy and WPL modified the segment reporting related to their ATC Investment, consistent with information used by their chief operating decision maker to evaluate performance and allocate resources. As of December 31, 2017, the ATC Investment is no longer included in Alliant Energy’s utility electric operations reportable segment or WPL’s electric operations reportable segment. As a result, all prior period amounts impacted by this change were reclassified to conform to the new presentation. Alliant Energy’s related amounts were reclassified from “Electric Utility” to “ATC Investment, Non-Utility, Parent and Other.” WPL’s related amounts were reclassified from “Electric” to “Other.”

Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2017 are:

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

•
ATC Investment, Non-utility, Parent and Other - includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF is comprised of Alliant Energy’s ATC Investment, Transportation, a non-utility wind investment, the Sheboygan Falls Energy Facility and other non-utility investments, which are described in Note 1(a).

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

Certain financial information relating to Alliant Energy’s business segments, which represent the services provided to its customers, was as follows (in millions):

					ATC Investment,
	Utility				Non-utility,	Alliant Energy
2017	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,894.7	$400.9	$47.5	$3,343.1	$39.1	$3,382.2
Depreciation and amortization	412.0	38.2	7.7	457.9	3.9	461.8
Operating income (loss)	586.5	45.3	(11.7)	620.1	33.3	653.4
Interest expense				206.2	9.4	215.6
Equity income from unconsolidated investments, net	(0.7)	—	—	(0.7)	(44.1)	(44.8)
Income taxes				51.0	15.7	66.7
Net income attributable to Alliant Energy common shareowners				403.4	53.9	457.3
Total assets	11,396.2	1,199.8	766.5	13,362.5	825.3	14,187.8
Investments in equity method subsidiaries	8.3	—	—	8.3	373.1	381.4
Construction and acquisition expenditures	1,154.9	125.2	1.7	1,281.8	185.1	1,466.9

					ATC Investment,
	Utility				Non-utility,	Alliant Energy
2016	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,875.5	$355.4	$48.6	$3,279.5	$40.5	$3,320.0
Depreciation and amortization	367.0	34.2	2.1	403.3	8.3	411.6
Operating income (loss)	571.9	30.7	(4.8)	597.8	(60.8)	537.0
Interest expense				194.6	1.6	196.2
Equity income from unconsolidated investments, net	(0.7)	—	—	(0.7)	(38.9)	(39.6)
Income tax expense (benefit)				71.4	(12.0)	59.4
Net income (loss) attributable to Alliant Energy common shareowners				385.2	(13.7)	371.5
Total assets	10,722.9	1,091.1	781.0	12,595.0	778.8	13,373.8
Investments in equity method subsidiaries	7.7	—	—	7.7	318.3	326.0
Construction and acquisition expenditures	994.0	137.1	0.1	1,131.2	65.6	1,196.8

					ATC Investment,
	Utility				Non-utility,	Alliant Energy
2015	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,770.5	$381.2	$57.9	$3,209.6	$44.0	$3,253.6
Depreciation and amortization	358.6	31.1	1.8	391.5	9.8	401.3
Operating income	514.1	34.6	1.9	550.6	26.4	577.0
Interest expense				189.2	(2.1)	187.1
Equity income from unconsolidated investments, net	(0.9)	—	—	(0.9)	(32.9)	(33.8)
Income taxes				46.2	24.2	70.4
Net income attributable to Alliant Energy common shareowners				343.4	34.8	378.2
Total assets	9,918.0	939.3	828.9	11,686.2	809.0	12,495.2
Investments in equity method subsidiaries	8.7	—	—	8.7	294.2	302.9
Construction and acquisition expenditures	852.5	106.4	1.4	960.3	74.0	1,034.3

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

2017	Electric	Gas	Other	Total
Operating revenues	$1,598.9	$226.0	$45.4	$1,870.3
Depreciation and amortization	215.1	22.2	7.7	245.0
Operating income (loss)	281.1	20.8	(5.0)	296.9
Interest expense				112.4
Income tax benefit				(10.9)
Earnings available for common stock				216.8
Total assets	6,524.4	727.9	353.7	7,606.0
Construction and acquisition expenditures	594.1	80.7	1.2	676.0

2016	Electric	Gas	Other	Total
Operating revenues	$1,569.7	$204.0	$46.7	$1,820.4
Depreciation and amortization	189.4	19.3	2.1	210.8
Operating income	252.0	15.5	3.3	270.8
Interest expense				103.2
Income tax benefit				(5.9)
Earnings available for common stock				215.6
Total assets	6,278.2	653.3	373.2	7,304.7
Construction and acquisition expenditures	598.1	91.5	0.1	689.7

2015	Electric	Gas	Other	Total
Operating revenues	$1,503.8	$217.3	$53.4	$1,774.5
Depreciation and amortization	187.9	17.5	1.8	207.2
Operating income	218.8	17.7	5.4	241.9
Interest expense				96.8
Income tax benefit				(22.7)
Earnings available for common stock				186.0
Total assets	5,754.1	548.2	406.8	6,709.1
Construction and acquisition expenditures	561.2	56.7	1.4	619.3

WPL - WPL is a utility serving customers in Wisconsin and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes WPL’s investment in ATC in 2015 and 2016, and the unallocated portions of the utility business. Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI as of December 31, 2016. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. All of WPL’s operations and assets are located in the U.S. Certain financial information relating to WPL’s business segments, which represent the services provided to its customers, was as follows (in millions):

2017	Electric	Gas	Other	Total
Operating revenues	$1,295.8	$174.9	$2.1	$1,472.8
Depreciation and amortization	196.9	16.0	—	212.9
Operating income (loss)	305.4	24.5	(6.7)	323.2
Interest expense				93.8
Equity income from unconsolidated investments	(0.7)	—	—	(0.7)
Income taxes				61.9
Earnings available for common stock				186.6
Total assets	4,871.8	471.9	412.8	5,756.5
Investments in equity method subsidiaries	8.3	—	—	8.3
Construction and acquisition expenditures	592.4	44.5	0.5	637.4

2016	Electric	Gas	Other	Total
Operating revenues	$1,305.8	$151.4	$1.9	$1,459.1
Depreciation and amortization	177.6	14.9	—	192.5
Operating income (loss)	319.9	15.2	(8.1)	327.0
Interest expense				91.4
Equity income from unconsolidated investments	(0.7)	—	(39.1)	(39.8)
Income taxes				93.3
Earnings available for common stock				190.4
Total assets	4,444.7	437.8	407.8	5,290.3
Investments in equity method subsidiaries	7.7	—	—	7.7
Construction and acquisition expenditures	395.9	45.6	11.5	453.0

2015	Electric	Gas	Other	Total
Operating revenues	$1,266.7	$163.9	$4.5	$1,435.1
Depreciation and amortization	170.7	13.6	—	184.3
Operating income (loss)	295.3	16.9	(3.5)	308.7
Interest expense				92.4
Equity income from unconsolidated investments	(0.9)	—	(34.2)	(35.1)
Income taxes				82.9
Earnings available for common stock				176.3
Total assets	4,163.9	391.1	715.4	5,270.4
Investments in equity method subsidiaries	8.7	—	293.3	302.0
Construction and acquisition expenditures	291.3	49.7	3.3	344.3

NOTE 18. RELATED PARTIES
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

	IPL			WPL
	2017	2016	2015	2017	2016	2015
Corporate Services billings	$177	$161	$150	$135	$133	$121
Sales credited	23	8	10	13	7	24
Purchases billed	364	433	366	115	102	66

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2017	2016
IPL	$114	$104
WPL	61	72

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2017	2016	2015
ATC billings to WPL	$105	$110	$101
WPL billings to ATC	10	13	13

As of December 31, 2017 and 2016, WPL owed ATC net amounts of $9 million and $8 million, respectively.

Refer to Note 6(a) for discussion of WPL’s transfer of its investment in ATC to ATI on December 31, 2016.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10(b) for discussion of WPL’s Sheboygan Falls Energy Facility lease.

Franklin County Wind Farm - Refer to Note 3 for discussion of the transfer of the Franklin County wind farm from AEF to IPL in April 2017.

NOTE 19. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2017				2016
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$853.9	$765.3	$906.9	$856.1	$843.8	$754.6	$924.6	$797.0
Operating income	142.9	149.3	231.5	129.7	145.9	128.6	162.6	99.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	99.0	94.3	168.8	93.8	97.6	84.4	128.8	63.0
Income (loss) from discontinued operations, net of tax	1.4	—	—	—	(1.1)	(0.5)	(0.4)	(0.3)
Net income	100.4	94.3	168.8	93.8	96.5	83.9	128.4	62.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.43	0.41	0.73	0.41	0.43	0.37	0.57	0.28
Income from discontinued operations, net of tax	0.01	—	—	—	—	—	—	—
Net income	0.44	0.41	0.73	0.41	0.43	0.37	0.57	0.28

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2017				2016
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$450.5	$420.2	$527.4	$472.2	$458.7	$411.0	$516.2	$434.5
Operating income	49.6	66.3	131.8	49.2	62.0	48.0	125.9	34.9
Net income	39.8	45.3	123.0	18.9	48.2	34.4	116.7	26.5
Earnings available for common stock	37.2	42.8	120.4	16.4	45.6	31.9	114.1	24.0

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2017				2016
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$393.1	$334.8	$370.2	$374.7	$375.6	$334.3	$397.0	$352.2
Operating income	86.0	73.7	90.7	72.8	78.8	75.0	115.0	58.2
Net income	45.5	38.1	49.8	53.2	47.0	43.7	69.6	32.5
Earnings available for common stock	45.5	38.1	49.8	53.2	46.5	43.2	69.0	31.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2017 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2017.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2017, their respective internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is included herein. This report does not include an attestation report of IPL’s and WPL’s independent registered public accounting firm regarding its assessment of IPL’s and WPL’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States (U.S.)) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2018 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2017 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	769,881 (a)	$35.86	7,098,777 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	769,881	$35.86	7,098,777

(a)
Represents performance shares, performance restricted stock units and restricted stock units granted under the OIP. Performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and performance restricted stock units are paid out in shares of Alliant Energy’s common stock. The performance share and performance restricted stock unit awards are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance share and performance restricted stock unit awards included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2017 and 2016 grants and at the estimated payout percentage of 138% for the 2015 performance share grants. Also included are restricted stock units granted under the OIP, which may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock at the expiration of a three-year time-vesting period.

(b)
All of the available shares under the Amended and Restated OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2017, there were performance shares, restricted stock awards, performance restricted stock units and restricted stock units outstanding under the Amended and Restated OIP. Excludes 90,806 shares of nonvested performance-contingent restricted stock previously issued and outstanding under the Amended and Restated OIP at December 31, 2017.

(c)	As of December 31, 2017, there were 463,365 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 12(c).

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2018 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2017		2016		2017		2016
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,083	90%	$1,035	93%	$1,070	93%	$1,008	95%
Audit-related fees	67	5%	64	6%	42	4%	41	4%
Tax fees	9	1%	—	—%	2	—%	—	—%
All other fees	44	4%	8	1%	36	3%	7	1%
	$1,203	100%	$1,107	100%	$1,150	100%	$1,056	100%

IPL’s and WPL’s audit fees for 2017 and 2016 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2017 and 2016 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2017 and 2016 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2017 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. IPL and WPL did not have any tax fees for 2016. All other fees for 2017 and 2016 for IPL and WPL consisted of license fees for accounting research software products and seminars, and, with respect to 2017, consultation services. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating revenues	$—	$1	$2
Operating expenses	2	3	3
Operating loss	(2)	(2)	(1)
Interest expense and other:
Equity earnings from consolidated subsidiaries	(457)	(374)	(379)
Interest expense	3	3	3
Interest income	—	(2)	(3)
Total interest expense and other	(454)	(373)	(379)
Income before income taxes	452	371	378
Income tax benefit	(6)	(1)	(1)
Net income	$458	$372	$379
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$50	$74
Other	7	5
Total current assets	57	79
Investments:
Investments in consolidated subsidiaries	4,676	4,211
Other	2	2
Total investments	4,678	4,213
Other assets	78	64
Total assets	$4,813	$4,356

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$295	$192
Notes payable to affiliated companies	305	275
Other	12	12
Total current liabilities	612	479
Other liabilities	20	18
Common equity:
Common stock and additional paid-in capital	1,848	1,695
Retained earnings	2,344	2,174
Shares in deferred compensation trust	(11)	(10)
Total common equity	4,181	3,859
Total liabilities and equity	$4,813	$4,356
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash flows from operating activities	$273	$254	$262
Cash flows from (used for) investing activities:
Capital contributions to consolidated subsidiaries	(290)	(250)	(165)
Capital repayments from consolidated subsidiaries	—	130	—
Net change in notes receivable from and payable to affiliates	54	294	2
Other	—	10	—
Net cash flows from (used for) investing activities	(236)	184	(163)
Cash flows used for financing activities:
Common stock dividends	(288)	(267)	(247)
Proceeds from issuance of common stock, net	150	27	151
Payments to retire long-term debt	—	(250)	—
Net change in commercial paper	103	52	(1)
Other	(2)	—	(2)
Net cash flows used for financing activities	(37)	(438)	(99)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($3)	($3)	($3)
Income taxes, net	—	(37)	(9)
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2017 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2017	$8.7	$15.1	$5.4	$17.2	$12.0
Year ended December 31, 2016	4.8	17.4	8.8	22.3	8.7
Year ended December 31, 2015	5.1	8.1	3.0	11.4	4.8
IPL (c)
Year ended December 31, 2017	$1.1	$14.9	$—	$14.7	$1.3
Year ended December 31, 2016	0.6	17.2	—	16.7	1.1
Year ended December 31, 2015	0.4	8.1	—	7.9	0.6
WPL
Year ended December 31, 2017	$7.1	$0.2	$5.4	$2.0	$10.7
Year ended December 31, 2016	3.7	0.1	8.8	5.5	7.1
Year ended December 31, 2015	4.2	—	3.0	3.5	3.7
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy
Year ended December 31, 2017	$25.1	$3.3	$5.1	$10.5	$23.0
Year ended December 31, 2016	27.1	6.1	—	8.1	25.1
Year ended December 31, 2015	32.6	6.5	—	12.0	27.1
IPL
Year ended December 31, 2017	$8.7	$0.3	$—	$1.4	$7.6
Year ended December 31, 2016	9.4	1.0	—	1.7	8.7
Year ended December 31, 2015	10.6	2.1	—	3.3	9.4
WPL
Year ended December 31, 2017	$8.1	$0.1	$—	$1.8	$6.4
Year ended December 31, 2016	11.4	1.8	—	5.1	8.1
Year ended December 31, 2015	16.3	0.7	—	5.6	11.4

(a)
Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets. WPL expenses these amounts when an uncollectible account is written-off.

Accumulated provision for other reserves: In 2017, Alliant Energy recorded amounts to deferred tax liabilities related to the impacts of Tax Reform, which is discussed in Note 11.

(b)
Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Refer to Note 5(b) for discussion of IPL’s sales of accounts receivable program.

(d)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business, and the impacts of Tax Reform.

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.

(3)
Exhibits Required by SEC Regulation S-K - Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, IPL or WPL, as the case may be. The following exhibits for Alliant Energy, IPL and WPL are filed herewith or incorporated herein by reference.

Exhibit Number	Description
1.1
Distribution Agreement dated May 9, 2017, among Alliant Energy; Wells Fargo Securities, LLC; Barclays Capital Inc.; and MUFG Securities Americas Inc. (incorporated by reference to Exhibit 1.1 to Alliant Energy’s Form 8-K, filed May 9, 2017 (File No. 1-9894))

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

4.4	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.5
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.6
Officer’s Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed October 2, 2008 (File No. 0-337))

4.7	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed July 8, 2009 (File No. 0-337))
4.8	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed June 11, 2010 (File No. 0-337))
4.9
Officers’ Certificate, dated as of November 19, 2012, creating WPL’s 2.25% Debentures due November 15, 2022 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed November 19, 2012 (File No. 0-337))

4.10
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

4.11
Officers’ Certificate, dated as of October 10, 2017, creating WPL’s 3.05% Debentures due October 15, 2027 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 10, 2017 (File No. 0-337))

4.12
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.13
Officer’s Certificate, dated as of September 10, 2003, creating IPL’s 5.875% Senior Debentures due September 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 11, 2003 (File No. 1-4117))

4.14
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.15	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.15a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.16
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

Exhibit Number	Description
4.17
Officer’s Certificate, dated as of October 1, 2008, creating IPL’s 7.25% Senior Debentures due October 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 2, 2008 (File No. 1-4117))

4.18
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.19
Officer’s Certificate, dated as of August 23, 2010, creating IPL’s 3.65% Senior Debentures due September 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 24, 2010 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.21
Officer’s Certificate, dated as of November 24, 2014, creating IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 24, 2014 (File No. 1-4117))

4.21a
Officer’s Certificate, dated as of November 15, 2017, reopening IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 15, 2017 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of August 18, 2015, creating IPL’s 3.40% Senior Debentures due August 15, 2025 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 18, 2015 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of September 15, 2016, creating IPL’s 3.70% Senior Debentures due September 15, 2046 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 15, 2016 (File No. 1-4117))

4.24	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))
10.1
Term Loan Credit Agreement, dated as of October 7, 2016, among AEF, Alliant Energy, JPMorgan Chase Bank, N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 7, 2016 (File No. 1-9894))

10.2#	OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))
10.2a#	Amendment to the OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.2b#	Form of Performance Share Agreement amended in 2015, pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.3c to Alliant Energy’s Form 10-K for the year 2014 (File No. 1-9894))
10.2c#
Form of Performance Contingent Restricted Stock Agreement amended in 2015, pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.3e to Alliant Energy’s Form 10-K for the year 2014 (File No. 1-9894))

10.3#	Amended and Restated OIP, amended in 2015 (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))
10.3a#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4a to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.3b#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4b to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.3c#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.4#	DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.4a#	Form of Restricted Cash Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5d to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.4b#	Form of Performance Restricted Award Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))
10.5#	DLIP, for director-level employees, amended in 2016 (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 10-K for the year 2016 (File No. 1-9894))
10.5a#	Form of Performance Unit Agreement pursuant to the DLIP, amended in 2016 (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2016 (File No. 1-9894))
10.5b#	Form of Performance Restricted Unit Agreement pursuant to the DLIP, amended in 2016 (incorporated by reference to Exhibit 10.6b to Alliant Energy’s Form 10-K for the year 2016 (File No. 1-9894))
10.5c#	Form of Restricted Unit Agreement pursuant to the DLIP, amended in 2016 (incorporated by reference to Exhibit 10.6c to Alliant Energy’s Form 10-K for the year 2016 (File No. 1-9894))
10.6#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))

Exhibit Number	Description
10.6a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
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
10.10#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and each of P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

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
10.12#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 29, 2010 (File No. 1-9894))

10.13#
Form of KEESA, by and between Alliant Energy and each of J.H. Gallegos, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13a#
Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9894))

10.14#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, J.H. Gallegos, D.R. Kopp, J.O. Larsen, W.A. Reschke and R.J. Durian (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.15#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 24, 2008 (File No. 1-9894))

10.15a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.16#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.17#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2018
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman and Chief Executive Officer for Alliant Energy
31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for Alliant Energy
31.3	Certification of the Chairman and Chief Executive Officer for IPL
31.4	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for IPL
31.5	Certification of the Chairman and Chief Executive Officer for WPL
31.6	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy

Exhibit Number	Description
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Extensible Business Reporting Language (XBRL) Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2018.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling
Patricia L. Kampling	Patricia L. Kampling	Patricia L. Kampling
Chairman and Chief Executive Officer	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 23rd day of February 2018.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling	By: /s/ Patricia L. Kampling
Patricia L. Kampling	Patricia L. Kampling	Patricia L. Kampling
Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Michael L. Bennett	/s/ Michael L. Bennett	/s/ Michael L. Bennett
Michael L. Bennett, Director	Michael L. Bennett, Director	Michael L. Bennett, Director

/s/ Deborah B. Dunie	/s/ Deborah B. Dunie	/s/ Deborah B. Dunie
Deborah B. Dunie, Director	Deborah B. Dunie, Director	Deborah B. Dunie, Director

/s/ Darryl B. Hazel	/s/ Darryl B. Hazel	/s/ Darryl B. Hazel
Darryl B. Hazel, Director	Darryl B. Hazel, Director	Darryl B. Hazel, Director

/s/ Singleton B. McAllister	/s/ Singleton B. McAllister	/s/ Singleton B. McAllister
Singleton B. McAllister, Director	Singleton B. McAllister, Director	Singleton B. McAllister, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Dean C. Oestreich	/s/ Dean C. Oestreich	/s/ Dean C. Oestreich
Dean C. Oestreich, Director	Dean C. Oestreich, Director	Dean C. Oestreich, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

/s/ Susan D. Whiting	/s/ Susan D. Whiting	/s/ Susan D. Whiting
Susan D. Whiting, Director	Susan D. Whiting, Director	Susan D. Whiting, Director

