Form 10-Q
period 2018-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2018-05-03
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of March 31, 2018:

Alliant Energy Corporation	Common stock, $0.01 par value, 231,481,828 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2017 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2017	IUB	Iowa Utilities Board
AEF	Alliant Energy Finance, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	Allowance for funds used during construction	MISO	Midcontinent Independent System Operator, Inc.
Alliant Energy	Alliant Energy Corporation	MW	Megawatt
ATC	American Transmission Company LLC	MWh	Megawatt-hour
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	NOx	Nitrogen oxide
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	SCR	Selective catalytic reduction
FTR	Financial transmission right	Tax Reform	Tax Cuts and Jobs Act
Fuel-related	Electric production fuel and purchased power	U.S.	United States of America
GAAP	U.S. generally accepted accounting principles	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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

1

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

•	material changes in employee-related benefit and compensation costs;

•	risks associated with operation and ownership of non-utility holdings;

•	changes in technology that alter the channels through which customers buy or utilize Alliant Energy’s, IPL’s or WPL’s products and services;

•	impacts on equity income from unconsolidated investments due to further potential changes to ATC’s authorized return on equity;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures, allocation of mixed service costs and state depreciation, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•	the impacts of adjustments made to deferred tax assets and liabilities from changes in the tax laws;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	the effect of accounting standards issued periodically by standard-setting bodies;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2017 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Revenues:
Electric utility	$708.7	$677.6
Gas utility	185.6	154.3
Other utility	13.2	11.7
Non-utility	8.8	10.3
Total revenues	916.3	853.9
Operating expenses:
Electric production fuel and purchased power	203.2	207.8
Electric transmission service	126.4	124.7
Cost of gas sold	111.2	92.2
Other operation and maintenance	162.4	148.6
Depreciation and amortization	120.4	107.0
Taxes other than income taxes	27.0	26.4
Total operating expenses	750.6	706.7
Operating income	165.7	147.2
Other (income) and deductions:
Interest expense	59.2	52.3
Equity income from unconsolidated investments, net	(21.3)	(11.5)
Allowance for funds used during construction	(14.9)	(17.0)
Other	2.4	4.2
Total other (income) and deductions	25.4	28.0
Income from continuing operations before income taxes	140.3	119.2
Income taxes	16.8	17.6
Income from continuing operations, net of tax	123.5	101.6
Income from discontinued operations, net of tax	—	1.4
Net income	123.5	103.0
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$120.9	$100.4
Weighted average number of common shares outstanding (basic and diluted)	231.4	227.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.52	$0.43
Income from discontinued operations, net of tax	—	0.01
Net income	$0.52	$0.44
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$120.9	$99.0
Income from discontinued operations, net of tax	—	1.4
Net income	$120.9	$100.4
Dividends declared per common share	$0.335	$0.315

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19.1	$27.9
Accounts receivable, less allowance for doubtful accounts	343.2	482.8
Production fuel, at weighted average cost	76.7	72.3
Gas stored underground, at weighted average cost	16.3	44.5
Materials and supplies, at weighted average cost	109.8	105.6
Regulatory assets	74.9	84.3
Other	85.9	87.7
Total current assets	725.9	905.1
Property, plant and equipment, net	11,439.6	11,234.5
Investments:
ATC Holdings	275.5	274.2
Other	139.2	121.9
Total investments	414.7	396.1
Other assets:
Regulatory assets	1,589.2	1,582.4
Deferred charges and other	72.4	69.7
Total other assets	1,661.6	1,652.1
Total assets	$14,241.8	$14,187.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$855.7	$855.7
Commercial paper	336.4	320.2
Other short-term borrowings	95.0	95.0
Accounts payable	363.1	477.3
Regulatory liabilities	172.2	140.0
Other	251.1	260.8
Total current liabilities	2,073.5	2,149.0
Long-term debt, net (excluding current portion)	4,056.8	4,010.6
Other liabilities:
Deferred tax liabilities	1,511.6	1,478.4
Regulatory liabilities	1,365.7	1,357.2
Pension and other benefit obligations	488.9	504.0
Other	313.8	306.4
Total other liabilities	3,680.0	3,646.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 231,481,828 and 231,348,646 shares outstanding	2.3	2.3
Additional paid-in capital	1,851.4	1,845.5
Retained earnings	2,389.4	2,346.0
Accumulated other comprehensive loss	(0.5)	(0.5)
Shares in deferred compensation trust - 458,639 and 463,365 shares at a weighted average cost of $24.17 and $23.91 per share	(11.1)	(11.1)
Total Alliant Energy Corporation common equity	4,231.5	4,182.2
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,431.5	4,382.2
Total liabilities and equity	$14,241.8	$14,187.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$123.5	$103.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	120.4	107.0
Deferred tax expense and tax credits	17.6	22.7
Other	(14.8)	(7.6)
Other changes in assets and liabilities:
Accounts receivable	(147.6)	(143.2)
Gas stored underground	28.2	25.4
Regulatory assets	(3.4)	(40.6)
Derivative assets	11.0	28.1
Accounts payable	(59.6)	(41.3)
Regulatory liabilities	34.2	14.2
Deferred income taxes	14.9	32.8
Other	(35.1)	18.5
Net cash flows from operating activities	89.3	119.0
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(335.2)	(268.9)
Other	(20.3)	(22.6)
Cash receipts on sold receivables	284.3	214.7
Other	(14.0)	(10.4)
Net cash flows used for investing activities	(85.2)	(87.2)
Cash flows used for financing activities:
Common stock dividends	(77.5)	(71.5)
Net change in commercial paper	62.1	58.7
Other	5.6	(17.1)
Net cash flows used for financing activities	(9.8)	(29.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5.7)	1.9
Cash, cash equivalents and restricted cash at beginning of period	33.9	13.1
Cash, cash equivalents and restricted cash at end of period	$28.2	$15.0
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($54.2)	($51.8)
Income taxes, net	$—	($2.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$144.9	$139.3
Beneficial interest obtained in exchange for securitized accounts receivable	$120.9	$149.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions)
Revenues:
Electric utility	$405.7	$356.2
Gas utility	108.1	83.1
Steam and other	12.0	11.2
Total revenues	525.8	450.5
Operating expenses:
Electric production fuel and purchased power	114.6	109.5
Electric transmission service	90.8	81.7
Cost of gas sold	60.6	47.8
Other operation and maintenance	105.5	93.2
Depreciation and amortization	64.8	53.6
Taxes other than income taxes	13.9	13.4
Total operating expenses	450.2	399.2
Operating income	75.6	51.3
Other (income) and deductions:
Interest expense	29.8	27.7
Allowance for funds used during construction	(7.4)	(14.3)
Other	0.8	1.8
Total other (income) and deductions	23.2	15.2
Income before income taxes	52.4	36.1
Income tax expense (benefit)	3.1	(3.7)
Net income	49.3	39.8
Preferred dividend requirements	2.6	2.6
Earnings available for common stock	$46.7	$37.2
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.9	$3.6
Accounts receivable, less allowance for doubtful accounts	145.9	264.9
Production fuel, at weighted average cost	55.0	52.4
Gas stored underground, at weighted average cost	3.6	20.3
Materials and supplies, at weighted average cost	61.6	60.6
Regulatory assets	38.1	41.9
Other	23.2	32.3
Total current assets	330.3	476.0
Property, plant and equipment, net	6,088.5	5,926.2
Other assets:
Regulatory assets	1,192.8	1,189.7
Deferred charges and other	16.2	14.1
Total other assets	1,209.0	1,203.8
Total assets	$7,627.8	$7,606.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$350.0	$350.0
Accounts payable	183.2	220.3
Accounts payable to associated companies	35.9	50.1
Regulatory liabilities	102.4	69.7
Other	127.4	137.6
Total current liabilities	798.9	827.7
Long-term debt, net (excluding current portion)	2,102.2	2,056.0
Other liabilities:
Deferred tax liabilities	926.5	910.7
Regulatory liabilities	674.9	685.7
Pension and other benefit obligations	171.6	173.8
Other	239.2	242.4
Total other liabilities	2,012.2	2,012.6
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,797.8	1,797.8
Retained earnings	683.3	678.5
Total Interstate Power and Light Company common equity	2,514.5	2,509.7
Cumulative preferred stock	200.0	200.0
Total equity	2,714.5	2,709.7
Total liabilities and equity	$7,627.8	$7,606.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions)
Cash flows used for operating activities:
Net income	$49.3	$39.8
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation and amortization	64.8	53.6
Other	—	3.1
Other changes in assets and liabilities:
Accounts receivable	(166.7)	(147.0)
Regulatory assets	(3.3)	(29.3)
Accounts payable	(34.3)	(24.7)
Regulatory liabilities	21.7	15.7
Deferred income taxes	11.2	29.1
Other	(7.9)	21.3
Net cash flows used for operating activities	(65.2)	(38.4)
Cash flows from investing activities:
Construction and acquisition expenditures	(218.2)	(127.6)
Cash receipts on sold receivables	284.3	214.7
Other	(10.5)	(8.7)
Net cash flows from investing activities	55.6	78.4
Cash flows from (used for) financing activities:
Common stock dividends	(41.9)	(39.1)
Net change in commercial paper	45.9	9.2
Other	4.9	(9.3)
Net cash flows from (used for) financing activities	8.9	(39.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(0.7)	0.8
Cash, cash equivalents and restricted cash at beginning of period	7.2	4.2
Cash, cash equivalents and restricted cash at end of period	$6.5	$5.0
Supplemental cash flows information:
Cash paid during the period for:
Interest	($28.2)	($28.4)
Income taxes, net	$—	($2.6)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$68.3	$44.2
Beneficial interest obtained in exchange for securitized accounts receivable	$120.9	$149.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions)
Revenues:
Electric utility	$303.0	$321.4
Gas utility	77.5	71.2
Other	1.2	0.5
Total revenues	381.7	393.1
Operating expenses:
Electric production fuel and purchased power	88.6	98.3
Electric transmission service	35.6	43.0
Cost of gas sold	50.6	44.4
Other operation and maintenance	56.3	54.4
Depreciation and amortization	54.6	52.4
Taxes other than income taxes	12.0	12.0
Total operating expenses	297.7	304.5
Operating income	84.0	88.6
Other (income) and deductions:
Interest expense	24.7	22.9
Allowance for funds used during construction	(7.5)	(2.7)
Other	1.1	2.5
Total other (income) and deductions	18.3	22.7
Income before income taxes	65.7	65.9
Income taxes	11.7	20.4
Earnings available for common stock	$54.0	$45.5
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.7	$23.1
Accounts receivable, less allowance for doubtful accounts	192.0	212.2
Production fuel, at weighted average cost	21.7	19.9
Gas stored underground, at weighted average cost	12.7	24.2
Materials and supplies, at weighted average cost	44.9	42.1
Regulatory assets	36.8	42.4
Other	57.7	54.7
Total current assets	369.5	418.6
Property, plant and equipment, net	4,962.6	4,917.9
Other assets:
Regulatory assets	396.4	392.7
Deferred charges and other	29.4	27.3
Total other assets	425.8	420.0
Total assets	$5,757.9	$5,756.5

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$30.6	$25.0
Accounts payable	134.6	201.7
Accounts payable to associated companies	28.1	22.2
Regulatory liabilities	69.8	70.3
Other	89.8	77.0
Total current liabilities	352.9	396.2
Long-term debt, net	1,833.7	1,833.4
Other liabilities:
Deferred tax liabilities	530.9	522.4
Regulatory liabilities	690.8	671.5
Capital lease obligations - Sheboygan Falls Energy Facility	65.8	70.2
Pension and other benefit obligations	210.8	213.7
Other	172.5	167.6
Total other liabilities	1,670.8	1,645.4
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,109.0	1,109.0
Retained earnings	725.3	706.3
Total Wisconsin Power and Light Company common equity	1,900.5	1,881.5
Total liabilities and equity	$5,757.9	$5,756.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$54.0	$45.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	54.6	52.4
Deferred tax expense and tax credits	6.7	11.8
Other	(4.7)	2.6
Other changes in assets and liabilities:
Accounts receivable	18.7	13.3
Accounts payable	(23.0)	(25.5)
Other	35.4	45.5
Net cash flows from operating activities	141.7	145.6
Cash flows used for investing activities:
Construction and acquisition expenditures	(117.0)	(141.3)
Other	(11.7)	(8.0)
Net cash flows used for investing activities	(128.7)	(149.3)
Cash flows from (used for) financing activities:
Common stock dividends	(35.0)	(31.5)
Net change in commercial paper	5.6	38.9
Other	(1.9)	(5.8)
Net cash flows from (used for) financing activities	(31.3)	1.6
Net decrease in cash, cash equivalents and restricted cash	(18.3)	(2.1)
Cash, cash equivalents and restricted cash at beginning of period	24.2	6.9
Cash, cash equivalents and restricted cash at end of period	$5.9	$4.8
Supplemental cash flows information:
Cash paid during the period for:
Interest	($21.5)	($21.9)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$73.9	$90.5

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including modifications to the presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans in the income statements as discussed in Note 1(d), restricted cash and cash receipts on sold receivables in the cash flows statements as discussed in Note 1(d), and segment reporting as discussed in Note 14.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT, Inc. in 2013, which have resulted in operating expenses and income subsequent to the sale.

NOTE 1(b) Cash, Cash Equivalents and Restricted Cash - At March 31, 2018 and December 31, 2017, restricted cash primarily related to deposits with trustees and borrowing requirements in Sheboygan Power, LLC’s debt agreement. Refer to Note 1(d) for discussion of revisions to the cash flows statements to include immaterial restricted cash amounts.

NOTE 1(c) Revenue Recognition -
Utility - Revenues from Alliant Energy’s utility business are primarily from retail and wholesale electric and gas sales to customers. Utility revenues are recognized over time as services are rendered or commodities are delivered to customers, and include billed and unbilled components. The billed component is based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period and represents the fair value of the services provided or commodities delivered. The unbilled component is estimated and recorded at the end of each reporting period based on estimated amounts of energy delivered to customers since the date of each customer’s last meter reading. The unbilled revenue is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates.

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of March 31, 2018, the related amounts accrued for IPL and WPL were not material.

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO. The MISO transactions are grouped together, resulting in a net supply to or net purchase from MISO for each hour of each day. The net supply to MISO is recorded as bulk power sales in “Electric utility revenues” and the net purchase from MISO is recorded in “Electric production fuel and purchased power” in the income statements.

Non-utility - Revenues from Alliant Energy’s non-utility businesses are primarily from its Transportation business and are recognized over time as services are rendered or goods are delivered to customers.

Taxes Collected from Customers - Sales or various other taxes collected by certain of Alliant Energy’s subsidiaries on behalf of other agencies are recorded on a net basis and are not included in revenues.

Other - Alliant Energy, IPL and WPL do not disclose the value of unsatisfied performance obligations for: (i) contracts with an original expected length of one year or less; and (ii) contracts for which revenue is recognized at the amount to which they have the right to invoice for goods delivered or services performed.

NOTE 1(d) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 using the modified retrospective method of adoption, which was applied to contracts with customers that were completed subsequent to January 1, 2018. Alliant Energy, IPL and WPL utilized a portfolio approach upon adoption, which involved evaluating portfolios of contracts with similar characteristics, where the effects of applying the standard were not expected to be materially different than evaluating on an individual contract basis. Upon adoption, there were no cumulative effect adjustments made to the January 1, 2018 retained earnings balances. In addition, prior period amounts have not been restated to reflect the adoption of this standard and continue to be reported under the accounting standards in effect for those periods. Alliant Energy, IPL and WPL did not have a material change in revenue recognition, including the timing and pattern of revenue recognition, as a result of the adoption of this standard. Refer to Notes 1(c) and 8 for further discussion of revenue recognition.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. Only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment; however, IPL and WPL, as rate-regulated entities, capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 and used the retrospective method of adoption for the presentation requirements and prospective method of adoption for the capitalization requirements. Alliant Energy, IPL and WPL used the actual net periodic benefit costs adjusted for approximately 40% of net periodic benefit costs allocated to capital projects for the retrospective method of adoption for the presentation requirements. The change in presentation resulted in a decrease in “Other operation and maintenance” expenses and an increase in “Other (income) and deductions” in the income statements of $4.3 million, $1.7 million and $2.6 million, respectively, for the three months ended March 31, 2017.

Cash Flows Statements - In August 2016, the Financial Accounting Standards Board issued an accounting standard providing specific guidance on several cash flow classification matters. The accounting standard requires classification of the consideration received for the beneficial interest obtained for transferring accounts receivable from IPL’s sales of accounts receivable program as an investing activity, instead of an operating activity. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018, which was applied retrospectively. For the three months ended March 31, 2017, Alliant Energy and IPL reclassified $214.7 million of the related cash received from IPL’s sales of accounts receivable program from operating activities to investing activities. The related impact on Alliant Energy’s and IPL’s cash flows statements for the year ended December 31, 2017 was $681.9 million.

In November 2016, the Financial Accounting Standards Board issued an accounting standard requiring restricted cash to be included within beginning-of-period and end-of-period cash and cash equivalents in the cash flows statements. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018, which was applied retrospectively. Refer to Note 1(b) for further discussion of restricted cash.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Tax-related	$795.1	$778.2	$762.8	$750.5	$32.3	$27.7
Pension and OPEB costs	538.6	548.0	270.0	274.4	268.6	273.6
Asset retirement obligations	104.3	109.3	67.9	72.5	36.4	36.8
EGUs retired early	60.1	63.8	30.4	31.6	29.7	32.2
Derivatives	47.6	45.3	25.5	21.8	22.1	23.5
Emission allowances	25.4	25.5	25.4	25.5	—	—
Other	93.0	96.6	48.9	55.3	44.1	41.3
	$1,664.1	$1,666.7	$1,230.9	$1,231.6	$433.2	$435.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Tax-related	$901.3	$899.4	$399.5	$399.5	$501.8	$499.9
Cost of removal obligations	415.6	410.0	274.7	274.5	140.9	135.5
Electric transmission cost recovery	95.3	90.4	33.5	26.4	61.8	64.0
Commodity cost recovery	31.2	21.0	24.2	14.6	7.0	6.4
IPL’s tax benefit riders	25.0	25.0	25.0	25.0	—	—
Other	69.5	51.4	20.4	15.4	49.1	36.0
	$1,537.9	$1,497.2	$777.3	$755.4	$760.6	$741.8

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the three months ended March 31, 2018, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Other - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Tax Reform, such that any over-collections can be refunded to its customers at a future date, if appropriate. In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts resulting from Tax Reform since its inception. As a result of these orders, as of March 31, 2018, Alliant Energy, IPL and WPL deferred $19 million, $8 million and $11 million, respectively, related to Tax Reform, which is included in “Other” in the regulatory liabilities table above.

Utility Rate Reviews -
IPL’s Retail Gas Rate Review (2017 Test Year) - In May 2018, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $20 million, or approximately 8%. The request was based on a 2017 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, partially offset by the benefits of Tax Reform. An interim retail gas rate increase of $11 million, or approximately 5%, on an annual basis, will be implemented effective May 14, 2018. The interim rate increase does not require regulatory approval; however, it will be subject to refund pending determination of final rates. IPL currently expects a decision from the IUB in 2019 with final rates effective by the second quarter of 2019. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition and the Large Energy Group for an annual electric base rate increase of $130 million, or approximately 9%. In February 2018, the IUB issued an order approving the settlement. Final rates were effective May 1, 2018. For the three months ended

March 31, 2018, Alliant Energy and IPL recorded increases in electric base rates of $23 million in conjunction with the interim retail electric base rate increase.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Project -
WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by early 2020. As of March 31, 2018, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $347 million and AFUDC of $20 million for West Riverside in “Property, plant and equipment, net” on their balance sheets. These capital expenditures reflect WPL’s portion of West Riverside. Certain WPL electric cooperatives acquired approximately 60 MW of West Riverside in January 2018, and will fund their share of capital expenditures during construction. As part of the electric cooperatives’ acquisitions, the current wholesale power supply agreements with the various electric cooperatives were extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add up to 1,000 MW of new wind generation to its existing generation portfolio. These wind projects are expected to be placed into service in 2019 and 2020. As of March 31, 2018, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $385 million and AFUDC of $16 million for this expansion of wind generation in “Property, plant and equipment, net” on their balance sheets.

WPL’s Acquisition of Forward Wind Energy Center (FWEC) - In January 2018 and March 2018, WPL received approval from FERC and the PSCW, respectively, to acquire the assets of FWEC, which is a 129 MW wind farm located in Wisconsin. In April 2018, WPL acquired 55 MW of FWEC for approximately $74 million.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2018, IPL amended and extended through March 2021 the purchase commitment from the third party to which it sells its receivables. Effective April 2018, the limit on cash proceeds will fluctuate between $90 million and $110 million. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2018, IPL had no available capacity under its sales of accounts receivable program. For the three months ended March 31, 2018 and 2017, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2018	2017
Maximum outstanding aggregate cash proceeds	$116.0	$79.0
Average outstanding aggregate cash proceeds	61.1	38.4

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2018	December 31, 2017
Customer accounts receivable	$156.1	$133.8
Unbilled utility revenues	93.2	112.7
Other receivables	0.3	0.3
Receivables sold to third party	249.6	246.8
Less: cash proceeds	116.0	12.0
Deferred proceeds	133.6	234.8
Less: allowance for doubtful accounts	12.7	12.7
Fair value of deferred proceeds	$120.9	$222.1

As of March 31, 2018, outstanding receivables past due under the Receivables Agreement were $50.7 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2018	2017
Collections	$517.0	$501.2
Write-offs, net of recoveries	6.1	4.6

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2018	2017
ATC Holdings	($8.7)	($11.5)
Non-utility wind farm in Oklahoma	(12.1)	—
Other	(0.5)	—
	($21.3)	($11.5)

Non-utility Wind Farm in Oklahoma - Alliant Energy’s interest in a non-utility wind farm in Oklahoma commenced in July 2017. As a result, there was no corresponding equity income recognized in the first quarter of 2017. The equity income recognized in the first quarter of 2018 was primarily related to the impacts of Tax Reform. The liquidation method utilized to recognize Alliant Energy’s share of the wind farm’s earnings includes utilizing the federal income tax rate in effect as of the end of the measurement period. The lower federal income tax rate effective as of January 1, 2018 resulted in an acceleration of earnings attributable to Alliant Energy’s interest in the Oklahoma wind farm. This increase in earnings is expected to reverse over time.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2018	231,348,646
Shareowner Direct Plan issuances	166,527
Equity-based compensation plans (Note 10(b))	5,078
Other	(38,423)
Shares outstanding, March 31, 2018	231,481,828

Dividend Restrictions - As of March 31, 2018, IPL’s amount of retained earnings that were free of dividend restrictions was $683 million. As of March 31, 2018, WPL’s amount of retained earnings that were free of dividend restrictions was $105 million for the remainder of 2018.

Restricted Net Assets of Subsidiaries - As of March 31, 2018, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.8 billion and $1.8 billion, respectively.

Comprehensive Income - For the three months ended March 31, 2018 and 2017, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2018 and 2017, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Note 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2018	Alliant Energy	IPL	WPL
Commercial paper outstanding	$336.4	$—	$30.6
Commercial paper weighted average interest rates	2.3%	N/A	1.8%
Available credit facility capacity (a)	$617.7	$204.1	$319.4

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2018	2017	2018	2017	2018	2017
Maximum amount outstanding (based on daily outstanding balances)	$336.4	$325.5	$3.0	$9.2	$36.7	$113.6
Average amount outstanding (based on daily outstanding balances)	$310.1	$276.5	$—	$0.1	$11.5	$79.1
Weighted average interest rates	1.9%	0.9%	1.8%	1.1%	1.6%	0.7%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2018.

NOTE 7(b) Long-term Debt - As of March 31, 2018, $45.9 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of a long-term credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2018, this commercial paper balance had a 2.3% interest rate.

In April 2018, AEF entered into a $300 million variable-rate (2.3% at April 30, 2018) term loan credit agreement (with Alliant Energy as guarantor) and used the proceeds from borrowings under this agreement for general corporate purposes. AEF’s term loan credit agreement expires in April 2020 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

NOTE 8. REVENUES
Revenues from Alliant Energy’s, IPL’s and WPL’s utility businesses are primarily from retail and wholesale electric and gas sales provided to customers based on approved tariffs or specific contracts with customers. IPL’s and WPL’s primary performance obligations under such arrangements are to deliver electricity and gas, and their customers simultaneously receive and consume the electricity and gas. For such arrangements, revenues are recognized equivalent to the value of the electricity or gas supplied during each period, including amounts billed during each period and changes in amounts estimated to be billed at the end of each period. IPL and WPL apply the right to invoice method to measure progress towards completing performance obligations to transfer electricity and gas to their customers.

IPL provides retail electric and gas service to customers in Iowa, and WPL provides retail and wholesale electric and retail gas service to customers in Wisconsin. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa, as well as steam from its Prairie Creek Generating Station to high-pressure steam customers in Iowa.

IPL’s and WPL’s retail electric and gas revenues include sales to residential, commercial and industrial customers. IPL’s and WPL’s retail electric and gas customer prices are based on IPL’s and WPL’s cost of service and are determined through general rate review proceedings and various tariff filings with the IUB and PSCW, respectively. Such tariff-based services provide electricity or gas to customers without a defined contractual term.

IPL and WPL have wholesale electric market-based rate authority from FERC allowing them to participate in wholesale energy markets (e.g. MISO) and transact directly with third parties. This authority from FERC allows sales of electricity referred to as bulk power sales based on current market values. FERC also allows IPL and WPL to enter into power supply agreements with municipalities and rural electric cooperatives with defined contractual terms, which include standard pricing mechanisms that are detailed in current tariffs accepted by FERC through wholesale rate review proceedings.

Revenues from Alliant Energy’s non-utility business customers are primarily from its Transportation business, which includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

As of March 31, 2018, revenue expected to be recognized in any future year related to remaining performance obligations is not material, as the majority of revenues are recognized as services are rendered or commodities are delivered, and are from contracts with durations of less than one year. Alliant Energy, IPL and WPL do not have any material contract assets or contract liabilities, or contract acquisition fulfillment costs.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2018	2017	2018	2017	2018	2017
Electric Utility:
Retail - residential	$259.4	$241.2	$142.2	$123.3	$117.2	$117.9
Retail - commercial	174.0	165.7	111.6	99.5	62.4	66.2
Retail - industrial	201.9	195.0	114.8	103.9	87.1	91.1
Wholesale	53.8	63.4	24.3	21.3	29.5	42.1
Bulk power and other	19.6	12.3	12.8	8.2	6.8	4.1
Total Electric Utility	708.7	677.6	405.7	356.2	303.0	321.4
Gas Utility:
Retail - residential	110.6	89.9	65.5	47.9	45.1	42.0
Retail - commercial	57.0	49.8	31.6	25.8	25.4	24.0
Retail - industrial	5.8	4.8	2.7	2.8	3.1	2.0
Transportation/other	12.2	9.8	8.3	6.6	3.9	3.2
Total Gas Utility	185.6	154.3	108.1	83.1	77.5	71.2
Other Utility:
Steam	9.4	8.6	9.4	8.6	—	—
Other utility	3.8	3.1	2.6	2.6	1.2	0.5
Total Other Utility	13.2	11.7	12.0	11.2	1.2	0.5
Non-Utility and Other:
Transportation and other	8.8	10.3	—	—	—	—
Total Non-Utility and Other	8.8	10.3	—	—	—	—
Total revenues	$916.3	$853.9	$525.8	$450.5	$381.7	$393.1

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2018	2017	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefits	7.5	5.4	8.5	6.3	6.2	5.1
Effect of rate-making on property-related differences	(7.4)	(7.5)	(13.5)	(17.9)	(2.4)	(1.7)
Production tax credits	(5.5)	(5.9)	(5.4)	(6.6)	(6.7)	(7.0)
IPL’s tax benefit riders	(2.2)	(7.8)	(4.7)	(19.4)	—	—
Other items, net	(1.4)	(4.4)	—	(7.6)	(0.3)	(0.4)
Overall income tax rate	12.0%	14.8%	5.9%	(10.2%)	17.8%	31.0%

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2018, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $33.2 million, $15.8 million and $8.5 million, respectively. These increases were primarily due to property-related differences and the utilization of federal net operating losses during the three months ended March 31, 2018. These increases were partially offset by an increase in federal credit carryforwards recorded during the three months ended March 31, 2018.

Carryforwards - At March 31, 2018, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$774	$497	$176
State net operating losses	2018-2038	707	13	2
Federal tax credits	2022-2038	277	123	136

NOTE 10. BENEFIT PLANS
NOTE 10(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included in the tables below (in millions). The service cost component of net periodic benefit costs is included in “Other operation and maintenance” expenses in the income statements and all other components of net periodic benefit costs are included in “Other (income) and deductions” in the income statements. In IPL’s and WPL’s tables below, the defined benefit pension plan amounts represent those respective amounts for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plan amounts represent respective amounts for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2018	2017	2018	2017
Service cost	$3.0	$3.1	$1.1	$1.2
Interest cost	11.7	12.8	1.9	2.2
Expected return on plan assets	(17.4)	(16.4)	(1.5)	(1.5)
Amortization of prior service credit	(0.2)	(0.1)	—	(0.1)
Amortization of actuarial loss	8.8	9.4	0.8	1.0
	$5.9	$8.8	$2.3	$2.8

	Defined Benefit Pension Plans		OPEB Plans
IPL	2018	2017	2018	2017
Service cost	$1.8	$1.8	$0.4	$0.5
Interest cost	5.3	5.9	0.8	0.9
Expected return on plan assets	(8.1)	(7.7)	(1.1)	(1.1)
Amortization of actuarial loss	3.7	4.0	0.3	0.5
	$2.7	$4.0	$0.4	$0.8

	Defined Benefit Pension Plans		OPEB Plans
WPL	2018	2017	2018	2017
Service cost	$1.1	$1.2	$0.4	$0.5
Interest cost	5.0	5.5	0.8	0.9
Expected return on plan assets	(7.6)	(7.1)	(0.2)	(0.2)
Amortization of prior service credit	—	—	—	(0.1)
Amortization of actuarial loss	4.3	4.6	0.5	0.4
	$2.8	$4.2	$1.5	$1.5

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2018	2017	2018	2017	2018	2017
Compensation expense	$3.3	$3.2	$1.8	$1.7	$1.3	$1.4
Income tax benefits	0.9	1.3	0.5	0.7	0.4	0.5

As of March 31, 2018, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $14.6 million, $8.1 million and $5.9 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity for the three months ended March 31, 2018, with amounts representing the target number of awards, was as follows:

	Performance Shares	Performance Units
Nonvested awards, January 1	223,511	71,737
Granted	74,163	19,840
Vested	(90,806)	(31,910)
Nonvested awards, March 31	206,868	59,667

Vested Awards - During the three months ended March 31, 2018, certain performance shares and performance units that were granted in 2015 vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares	Performance Units
Performance awards vested	90,806	31,910
Percentage of target number of performance awards	137.5%	137.5%
Aggregate payout value (in millions)	$5.3	$1.4
Payout - cash (in millions)	$4.9	$1.4
Payout - common stock shares issued	5,078	N/A

Fair Value of Awards - At March 29, 2018, Alliant Energy’s common stock closing price was $40.86. Additional information related to fair values of nonvested performance shares and performance units at March 31, 2018, by year of grant, was as follows:

	Performance Shares			Performance Units
	2018 Grant	2017 Grant	2016 Grant	2018 Grant	2017 Grant	2016 Grant
Nonvested awards at target	74,163	65,350	67,355	19,840	18,600	21,227
Estimated payout percentage based on performance criteria	100%	115%	160%	100%	115%	160%
Fair values of each nonvested award	$40.86	$46.99	$65.38	$40.86	$46.99	$65.38

Performance Restricted Stock Units - A summary of the performance restricted stock units activity for the three months ended March 31, 2018, with amounts representing the target number of units, was as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	132,705	$36.50
Granted	74,163	38.60
Nonvested units, March 31	206,868	37.25

Restricted Stock Units - A summary of the restricted stock units activity for the three months ended March 31, 2018, was as follows:

Nonvested units, January 1	113,749
Granted	63,568
Nonvested units, March 31	177,317

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$14.1	$—	$4.1	$10.0	$14.1	$25.1	$—	$4.1	$21.0	$25.1
Deferred proceeds	120.9	—	—	120.9	120.9	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	46.7	—	7.3	39.4	46.7	41.7	—	8.5	33.2	41.7
Long-term debt (incl. current maturities)	4,912.5	—	5,366.6	2.5	5,369.1	4,866.3	—	5,444.6	2.9	5,447.5
Cumulative preferred stock of IPL	200.0	198.4	—	—	198.4	200.0	203.8	—	—	203.8

IPL	March 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$7.9	$—	$1.7	$6.2	$7.9	$17.1	$—	$2.0	$15.1	$17.1
Deferred proceeds	120.9	—	—	120.9	120.9	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	24.7	—	3.1	21.6	24.7	19.4	—	2.9	16.5	19.4
Long-term debt (incl. current maturities)	2,452.2	—	2,635.7	—	2,635.7	2,406.0	—	2,665.7	—	2,665.7
Cumulative preferred stock	200.0	198.4	—	—	198.4	200.0	203.8	—	—	203.8

WPL	March 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$6.2	$—	$2.4	$3.8	$6.2	$8.0	$—	$2.1	$5.9	$8.0
Liabilities:
Derivatives	22.0	—	4.2	17.8	22.0	22.3	—	5.6	16.7	22.3
Long-term debt	1,833.7	—	2,102.7	—	2,102.7	1,833.4	—	2,147.9	—	2,147.9

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2018	2017	2018	2017
Beginning balance, January 1	($12.2)	$8.7	$222.1	$211.1
Total net losses included in changes in net assets (realized/unrealized)	(9.8)	(35.2)	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(7.4)	(6.3)	(101.2)	(62.1)
Ending balance, March 31	($29.4)	($32.9)	$120.9	$149.0
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($9.4)	($33.7)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2018	2017	2018	2017
Beginning balance, January 1	($1.4)	$10.1	$222.1	$211.1
Total net losses included in changes in net assets (realized/unrealized)	(7.6)	(12.7)	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(6.4)	(5.6)	(101.2)	(62.1)
Ending balance, March 31	($15.4)	($8.3)	$120.9	$149.0
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($7.3)	($11.4)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2018	2017
Beginning balance, January 1	($10.8)	($1.4)
Total net losses included in changes in net assets (realized/unrealized)	(2.2)	(22.5)
Settlements	(1.0)	(0.7)
Ending balance, March 31	($14.0)	($24.6)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($2.1)	($22.3)

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

Commodity Contracts - The fair value of electric, natural gas, coal and diesel fuel commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2018	($34.6)	$5.2	($20.0)	$4.6	($14.6)	$0.6
December 31, 2017	(23.5)	11.3	(11.5)	10.1	(12.0)	1.2

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2018, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	990	2018	3,370	2018	156,074	2018-2026	7,144	2018-2020	5,670	2018-2019
IPL	—	—	2,252	2018	65,541	2018-2026	2,975	2018-2020	—	—
WPL	990	2018	1,118	2018	90,533	2018-2026	4,169	2018-2020	5,670	2018-2019

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

	Alliant Energy		IPL		WPL
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current derivative assets	$10.8	$21.1	$7.0	$15.8	$3.8	$5.3
Non-current derivative assets	3.3	4.0	0.9	1.3	2.4	2.7
Current derivative liabilities	15.9	18.7	4.8	5.0	11.1	13.7
Non-current derivative liabilities	30.8	23.0	19.9	14.4	10.9	8.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2018 and December 31, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2018 and December 31, 2017. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation and installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside. At March 31, 2018, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $95 million, $12 million and $83 million, respectively.

NOTE 13(b) Other Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase obligations associated with other goods and services. At March 31, 2018, minimum future commitments related to these purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,175	$1,127	$48
Natural gas	892	362	530
Coal (b)	165	88	77
Other (c)	46	26	6
	$2,278	$1,603	$661

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2018 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2018.

NOTE 13(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against Cedar Rapids and Iowa City Railway Company (CRANDIC), Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In August 2016, the Iowa District Court for Linn County dismissed all claims against the remaining defendants. In September 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of March 31, 2018.

NOTE 13(d) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of March 31, 2018, the present value of the abandonment obligations is estimated at $34 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term purchased power agreement. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and purchased power agreement. Alliant Energy’s obligations under the operating agreement were $98 million as of March 31, 2018 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the purchased power agreement are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of March 31, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(e) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2018, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At March 31, 2018, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$11	-	$30	$9	-	$25
Current and non-current environmental liabilities	16			13

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

WPL has completed various requirements under the Consent Decree. WPL’s remaining requirements include installing an SCR system at Columbia Unit 2 and fuel switching or retiring Edgewater Unit 4 by December 31, 2018. The Consent Decree also establishes sulfur dioxide (SO2), NOx and particulate matter emission rate limits for Columbia Units 1 and 2, and Edgewater Units 4 and 5. In addition, the Consent Decree includes annual plant-wide SO2 and NOx emission caps for Columbia and Edgewater. Alliant Energy and WPL currently expect to recover material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers.

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

NOTE 14. SEGMENTS OF BUSINESS
In the fourth quarter of 2017, Alliant Energy and WPL modified the segment reporting related to ATC Holdings, consistent with information used by their chief operating decision maker to evaluate performance and allocate resources. As of December 31, 2017, ATC Holdings are no longer included in Alliant Energy’s utility electric operations reportable segment or WPL’s electric operations reportable segment. As a result, all prior period amounts impacted by this change were reclassified to conform to the new presentation. Alliant Energy’s related amounts were reclassified from “Electric Utility” to “ATC Holdings, Non-Utility, Parent and Other” in the table below. There was no resulting change to WPL’s segment reporting for the three months ended March 31, 2017.

Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,
	Utility				Non-Utility,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2018
Revenues	$708.7	$185.6	$13.2	$907.5	$8.8	$916.3
Operating income	126.7	31.5	1.4	159.6	6.1	165.7
Net income attributable to Alliant Energy common shareowners				100.7	20.2	120.9
Three Months Ended March 31, 2017
Revenues	$677.6	$154.3	$11.7	$843.6	$10.3	$853.9
Operating income	110.9	28.6	0.4	139.9	7.3	147.2
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				82.7	16.3	99.0
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				82.7	17.7	100.4

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2018
Revenues	$405.7	$108.1	$12.0	$525.8
Operating income	57.5	16.9	1.2	75.6
Earnings available for common stock				46.7
Three Months Ended March 31, 2017
Revenues	$356.2	$83.1	$11.2	$450.5
Operating income	35.3	14.6	1.4	51.3
Earnings available for common stock				37.2

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2018
Revenues	$303.0	$77.5	$1.2	$381.7
Operating income	69.2	14.6	0.2	84.0
Earnings available for common stock				54.0
Three Months Ended March 31, 2017
Revenues	$321.4	$71.2	$0.5	$393.1
Operating income (loss)	75.6	14.0	(1.0)	88.6
Earnings available for common stock				45.5

NOTE 15. RELATED PARTIES
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

	IPL		WPL
	2018	2017	2018	2017
Corporate Services billings	$41	$39	$33	$31
Sales credited	5	2	1	—
Purchases billed	93	66	17	34

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Net payables to Corporate Services	$96	$114	$64	$61

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2018	2017
ATC billings to WPL	$27	$26
WPL billings to ATC	2	3

WPL owed ATC net amounts of $7 million as of March 31, 2018 and $9 million as of December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2017 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE OVERVIEW

Description of Business
General - Alliant Energy is a Midwest U.S. energy holding company whose primary subsidiaries are IPL, WPL, AEF and Corporate Services. IPL and WPL are public utilities, and AEF is the parent company for Alliant Energy’s non-utility businesses, including Alliant Energy’s Transportation business and certain non-utility generation holdings, and holds all of Alliant Energy’s ATC Holdings. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		ATC Holdings, Non-utility and Parent
- Retail electric and gas services in IA (IPL)		- ATC Holdings (AEF)
- Retail electric and gas services in WI (WPL)		- Transportation (AEF)
- Wholesale electric service in MN, IL & IA (IPL)		- Non-utility wind farm (AEF)
- Wholesale electric service in WI (WPL)		- Sheboygan Falls Energy Facility (AEF)
- Corporate Services		- Parent Company

Financial Results - Alliant Energy’s net income and earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2018		2017
	Income	EPS	Income	EPS
Continuing operations:
Utilities and Corporate Services	$104.4	$0.45	$85.9	$0.38
ATC Holdings	6.3	0.03	6.9	0.03
Non-utility and Parent	10.2	0.04	6.2	0.02
Income from continuing operations	120.9	0.52	99.0	0.43
Income from discontinued operations	—	—	1.4	0.01
Net income	$120.9	$0.52	$100.4	$0.44

The table above includes EPS from continuing operations for utilities and Corporate Services, ATC Holdings, and non-utility and parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Alliant Energy’s, IPL’s and WPL’s income from continuing operations increased by $22 million, $10 million and $9 million, respectively, for the three-month period. Alliant Energy’s increase was primarily due to higher margins resulting from IPL’s interim retail electric base rate increase implemented in April 2017, and higher retail electric and gas sales due to colder temperatures in the first quarter of 2018 compared to the same period in 2017. These items were partially offset by higher depreciation expense.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the first quarters of 2018 and 2017.

2018 Overview - Alliant Energy, IPL and WPL continue to focus on achieving their financial objectives and executing their strategic plan. Key developments since the filing of the 2017 Form 10-K include the following:

•
IPL’s and WPL’s Expansion of Wind Generation - In April 2018, IPL received approval from the IUB for advance rate-making principles for the second 500 MW of new wind generation. In April 2018, WPL acquired 55 MW of FWEC, which is a 129 MW wind farm located in Wisconsin. Refer to “Strategic Overview” for further discussion.

•
IPL’s Tax Reform Benefits - In April 2018, the IUB issued an order approving the return of approximately $35 million of estimated annual tax benefits for 2018 to IPL’s retail electric customers utilizing the tax benefit rider effective May 1, 2018, subject to true-up. The IUB order also approved the return of approximately $3 million of estimated annual tax benefits for 2018 to IPL’s retail gas customers utilizing interim rates to be implemented May 14, 2018 for IPL’s 2017 Test Year gas rate review, subject to further review by the IUB. Lastly, the IUB order determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Tax Reform (approximately $370 million revenue requirement) will be addressed in IPL’s next retail electric and gas rate reviews.

•
WPL’s Tax Reform Benefits - In April 2018, WPL received a decision from the PSCW directing WPL to return annual tax benefits for 2018 to WPL’s retail electric and gas customers, which WPL currently estimates to be approximately $43 million. The estimated tax benefits related to the first half of 2018 will be provided as a one-time credit on WPL’s retail electric and gas customers’ July 2018 bills. Thereafter, WPL currently expects to provide a monthly refund equal to one-twelfth of the estimated annual tax benefits for 2018 to its retail electric and gas customers through the end of 2018. The PSCW decision also determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Tax Reform (approximately $460 million revenue requirement) will be addressed in WPL’s next retail electric and gas rate review.

•
IPL’s Retail Gas Rate Review (2017 Test Year) - In May 2018, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $20 million, or approximately 8%. The request was based on a 2017 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, partially offset by the benefits of Tax Reform. An interim retail gas rate increase of $11 million, or approximately 5%, on an annual basis, will be implemented effective May 14, 2018. IPL currently expects a decision from the IUB in 2019 with final rates effective by the second quarter of 2019.

RESULTS OF OPERATIONS

Overview - “Executive Overview” provides an overview of Alliant Energy’s, IPL’s and WPL’s earnings for the three months ended March 31, 2018 and 2017. Additional earnings details for the three months ended March 31, 2018 and 2017 are discussed below.

Results of operations include financial information prepared in accordance with GAAP as well as utility electric margins and utility gas margins, which are not measures of financial performance under GAAP. Utility electric margins are defined as electric revenues less electric production fuel, purchased power and electric transmission service expenses. Utility gas margins are defined as gas revenues less cost of gas sold. Utility electric margins and utility gas margins are non-GAAP financial measures because they exclude other utility and non-utility revenues, other operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income tax expense.

Management believes that utility electric and gas margins provide a meaningful basis for evaluating and managing utility operations since electric production fuel, purchased power and electric transmission service expenses and cost of gas sold are generally passed through to customers, and therefore, result in changes to electric and gas revenues that are comparable to changes in such expenses. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These utility electric and gas margins may not be comparable to how other entities define utility electric and gas margin. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2018	2017	2018	2017	2018	2017
Operating income	$165.7	$147.2	$75.6	$51.3	$84.0	$88.6

Electric utility revenues	$708.7	$677.6	$405.7	$356.2	$303.0	$321.4
Electric production fuel and purchased power expenses	(203.2)	(207.8)	(114.6)	(109.5)	(88.6)	(98.3)
Electric transmission service expense	(126.4)	(124.7)	(90.8)	(81.7)	(35.6)	(43.0)
Utility Electric Margin (non-GAAP)	379.1	345.1	200.3	165.0	178.8	180.1

Gas utility revenues	185.6	154.3	108.1	83.1	77.5	71.2
Cost of gas sold	(111.2)	(92.2)	(60.6)	(47.8)	(50.6)	(44.4)
Utility Gas Margin (non-GAAP)	74.4	62.1	47.5	35.3	26.9	26.8

Other utility revenues	13.2	11.7	12.0	11.2	1.2	0.5
Non-utility revenues	8.8	10.3	—	—	—	—
Other operation and maintenance expenses	(162.4)	(148.6)	(105.5)	(93.2)	(56.3)	(54.4)
Depreciation and amortization expenses	(120.4)	(107.0)	(64.8)	(53.6)	(54.6)	(52.4)
Taxes other than income tax expense	(27.0)	(26.4)	(13.9)	(13.4)	(12.0)	(12.0)
Operating income	$165.7	$147.2	$75.6	$51.3	$84.0	$88.6

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2018 compared to the same period in 2017 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (refer to details below)	$34	$35	($1)
Total higher utility gas margin variance (refer to details below)	12	12	—
Total higher other operation and maintenance expenses variance (refer to details below)	(14)	(12)	(2)
Total higher depreciation and amortization expense, primarily due to additional plant in service in 2017, including impacts from the Marshalltown Generating Station	(13)	(11)	(2)
	$19	$24	($5)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Retail	$635.3	$601.9	6,336	6,193	$173.4	$144.5	23,848	20,560
Sales for resale	60.6	64.4	1,121	1,051	—	—	—	—
Transportation/Other	12.8	11.3	26	26	12.2	9.8	24,061	19,108
	$708.7	$677.6	7,483	7,270	$185.6	$154.3	47,909	39,668

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Retail	$368.6	$326.7	3,669	3,553	$99.8	$76.5	12,692	10,792
Sales for resale	29.7	22.3	527	350	—	—	—	—
Transportation/Other	7.4	7.2	9	10	8.3	6.6	11,223	10,740
	$405.7	$356.2	4,205	3,913	$108.1	$83.1	23,915	21,532

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Retail	$266.7	$275.2	2,667	2,640	$73.6	$68.0	11,156	9,768
Sales for resale	30.9	42.1	594	701	—	—	—	—
Transportation/Other	5.4	4.1	17	16	3.9	3.2	12,838	8,368
	$303.0	$321.4	3,278	3,357	$77.5	$71.2	23,994	18,136

Temperatures - Heating degree days (HDD) are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD. The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2018	2017	Resulting Impact in 2018 Compared to 2017
First quarter (HDD)	2% colder than normal	13% warmer than normal	Increase in IPL’s and WPL’s electric and gas sales due to higher demand by customers for heating

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2018	2017	Change	2018	2017	Change
IPL	$—	($5)	$5	$—	($3)	$3
WPL	1	(4)	5	1	(2)	3
Total Alliant Energy	$1	($9)	$10	$1	($5)	$6

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2018 compared to the same period in 2017 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher margins at IPL from the impact of its 2016 Test Year interim retail electric base rate increase (Refer to Note 2 for details)	$23	$23	$—
Higher revenues at IPL due to electric tax benefit rider credits on customers’ bills in 2017	17	17	—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	10	5	5
Changes in electric fuel-related costs, net of recoveries at WPL (a)	6	—	6
Lower transmission cost recovery amortization at WPL (b)	6	—	6
Decrease in revenues due to deferral of higher taxes collected to be returned to customers (deferral is offset by lower tax expense from the effects of Tax Reform) (Refer to Note 2 for details)	(17)	(7)	(10)
Lower wholesale margins at WPL primarily due to the expiration of a wholesale power supply agreement on May 31, 2017	(7)	—	(7)
Other	(4)	(3)	(1)
	$34	$35	($1)

(a)
WPL estimates the decrease to electric margins from amounts within the approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year was approximately $6 million for the three months ended March 31, 2017. The impact to electric margins from amounts within the bandwidth was not material for the three months ended March 31, 2018.

(b)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in electric transmission cost recovery amortizations for 2018.

Electric Sales Trends - Alliant Energy’s retail electric sales volumes increased 2% for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to the impact of higher residential and commercial sales due to colder temperatures during the three months ended March 31, 2018 compared to the same period in 2017.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three months ended March 31, 2018 compared to the same period in 2017 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses)	$7	$7	$—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	6	3	3
Other	(1)	2	(3)
	$12	$12	$—

Other Operation and Maintenance Expenses - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2018 compared to the same period in 2017 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (primarily offset by gas revenues)	($6)	($6)	$—
Higher generation operation and maintenance expenses, primarily due to the Marshalltown Generating Station and timing of expenditures	(5)	(3)	(2)
Other	(3)	(3)	—
	($14)	($12)	($2)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2018 compared to the same period in 2017 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($7)	($2)	($2)
Higher (lower) AFUDC primarily due to increased (decreased) construction work in progress balances	(2)	(7)	5
Higher equity income primarily related to increased earnings from the non-utility wind farm in Oklahoma (Refer to Note 5 for details)	10	—	—
Other	2	1	1
	$3	($8)	$4

Income Taxes - Refer to Note 9 for details of effective income tax rates from continuing operations.

STRATEGIC OVERVIEW

The strategic overview summary included in the 2017 Form 10-K has not changed materially, except as described below.

Generation Plans -
Wind Generation -
IPL’s Expansion of Wind Generation - In April 2018, IPL received approval from the IUB for advance rate-making principles for up to 500 MW of new wind generation, which is in addition to the 500 MW of new generation approved by the IUB in October 2016. The April 2018 IUB decision approved IPL’s requested advance rate-making principles, except for the return on common equity for the calculation of AFUDC during the construction period. IPL requested a return that was the greater of 10.0% or whatever percentage the IUB finds reasonable during IPL’s most recent retail electric rate proceeding, and the IUB approved a return of 9.6%.

WPL’s Expansion of Wind Generation - Refer to Note 3 for discussion of WPL’s April 2018 acquisition of 55 MW of the Forward Wind Energy Center.

Coal-Fired Generation -
Plant Retirement - Refer to “Critical Accounting Policies and Estimates” for discussion of the expected retirement of IPL’s M.L. Kapp Unit 2 by June 1, 2018.

RATE MATTERS

The rate matters summary included in the 2017 Form 10-K has not changed materially, except as described below.

Retail Base Rate Filings -
IPL’s Retail Gas Rate Review (2017 Test Year) - In May 2018, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $20 million, or approximately 8%. The request was based on a 2017 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, partially offset by the benefits of Tax Reform. An interim retail gas rate increase of $11 million, or approximately 5%, on an annual basis, will be implemented effective May 14, 2018. The interim rate increase does not require regulatory approval; however, it will be subject to refund pending determination of final rates. IPL currently expects a decision from the IUB in 2019 with final rates effective by the second quarter of 2019. The IUB must issue a decision on requests for retail rate changes within 10 months of the date of the application for which changes are filed. The requested interim and final rate increases were calculated based on the following:

	Interim Rates	Final Rates
Regulatory capital structure:
Common equity (CE)	49.6%	53.0%
Long-term debt (LD)	46.5%	43.2%
Preferred equity	3.9%	3.8%
After-tax weighted-average cost of capital (WACC)	7.4%	7.5%
Return on common equity (ROE)	9.8%	9.8%
Retail gas rate base (a)	$460 million	$509 million

(a)
The retail gas rate base for interim rates includes post-test year capital additions placed in service prior to the rate filing in May 2018. The proposed retail gas rate base for final rates also includes post-test year capital additions expected to be placed in service by September 30, 2018.

IPL’s Retail Electric Rate Review (2016 Test Year) - Refer to Note 2 for discussion of IPL’s final annual retail electric rate increase for the 2016 Test Year, which was effective May 1, 2018.

Tax Reform - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Tax Reform. In April 2018, the IUB issued an order on IPL’s electric and gas Tax Reform proposals. The IUB order approved the return of approximately $35 million of estimated annual tax benefits for 2018 to IPL’s retail electric customers utilizing the tax benefit rider effective May 1, 2018. These benefits are subject to true-up. The IUB order also approved the return of approximately $3 million of estimated annual tax benefits for 2018 to IPL’s retail gas customers utilizing interim rates to be implemented May 14, 2018 for IPL’s 2017 Test Year gas rate review. These benefits are subject to further review by the IUB. Lastly, the IUB order determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Tax Reform (approximately $370 million revenue requirement) will be addressed in IPL’s next retail electric and gas rate reviews.

In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts since January 1, 2018 resulting from Tax Reform. In April 2018, WPL received a decision from the PSCW directing WPL to return annual tax benefits for 2018 to WPL’s retail electric and gas customers, which WPL currently estimates to be approximately $43 million. The estimated tax benefits related to the first half of 2018 will be provided as a one-time credit on WPL’s retail electric and gas customers’ July 2018 bills. Thereafter, WPL currently expects to provide a monthly refund equal to one-twelfth of the estimated annual tax benefits for 2018 to its retail electric and gas customers through the end of 2018. These billing credits are subject to true-up. The PSCW decision also determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Tax Reform (approximately $460 million revenue requirement) will be addressed in WPL’s next retail electric and gas rate review.

In March 2018, FERC issued an order granting a waiver request filed in February 2018 by a group of MISO transmission owners, including ITC Midwest LLC and ATC, allowing transmission rates to be updated to reflect the impacts resulting from Tax Reform. As a result, beginning in March 2018, amounts billed by ITC Midwest LLC and ATC decreased due to the impacts from Tax Reform. IPL and WPL currently expect lower electric transmission service expense of approximately $35 million and $10 million, respectively, in 2018 due to Tax Reform. IPL began providing the benefits of the lower transmission service expenses to its electric customers utilizing the transmission cost recovery mechanism effective May 1, 2018. WPL will defer the benefits of the lower transmission service expenses from Tax Reform until a future electric rate review. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms, they currently do not expect that any changes to electric transmission service costs billed by ITC Midwest LLC and ATC, respectively, will have a material impact on their financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources matters summary included in the 2017 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2018, Alliant Energy had $19 million of cash and cash equivalents, $618 million ($95 million at the parent company, $204 million at IPL and $319 million at WPL) of available capacity under the revolving credit facility and no available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2018 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Tax Reform - Refer to “Rate Matters” for discussion of expected refunds in 2018 to IPL’s and WPL’s retail electric and gas customers related to tax benefits resulting from Tax Reform.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2018	2017	2018	2017	2018	2017
Cash, cash equivalents and restricted cash, January 1	$33.9	$13.1	$7.2	$4.2	$24.2	$6.9
Cash flows from (used for):
Operating activities	89.3	119.0	(65.2)	(38.4)	141.7	145.6
Investing activities	(85.2)	(87.2)	55.6	78.4	(128.7)	(149.3)
Financing activities	(9.8)	(29.9)	8.9	(39.2)	(31.3)	1.6
Net increase (decrease)	(5.7)	1.9	(0.7)	0.8	(18.3)	(2.1)
Cash, cash equivalents and restricted cash, March 31	$28.2	$15.0	$6.5	$5.0	$5.9	$4.8

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Refunds received from ITC Midwest LLC and ATC in 2017	($51)	($40)	($11)
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017	23	23	—
Other (primarily due to other changes in working capital)	(2)	(10)	7
	($30)	($27)	($4)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction expenditures (a)	($66)	($91)	$24
Changes in the amount of cash receipts on sold receivables	70	70	—
Other	(2)	(2)	(3)
	$2	($23)	$21

(a)
Largely due to higher expenditures for IPL’s expansion of wind generation and IPL’s advanced metering infrastructure, partially offset by lower expenditures for IPL’s Marshalltown Generating Station and WPL’s electric and gas distribution systems.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Changes in outstanding checks that have not yet cleared the bank	$23	$15	$4
Net changes in the amount of commercial paper outstanding	3	37	(33)
Other (includes higher dividend payments in 2018)	(6)	(4)	(4)
	$20	$48	($33)

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the three months ended March 31, 2018.

Long-term Debt - Refer to Note 7(b) for discussion of $45.9 million of commercial paper outstanding at March 31, 2018 classified as long-term debt at Alliant Energy and IPL, as well as a $300 million variable-rate term loan credit agreement AEF entered into in April 2018 (with Alliant Energy as guarantor).

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2017 Form 10-K and has not changed materially from the items reported in the 2017 Form 10-K, except as described below. Refer to Note 4 for information regarding IPL’s sales of accounts receivable program.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2017 Form 10-K and has not changed materially from the items reported in the 2017 Form 10-K, except for the items described in Notes 7(b), 13(a) and 13(b).

OTHER MATTERS

New Accounting Standards - Refer to Note 1(d) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2017 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - IPL currently expects to retire M.L. Kapp Unit 2 by June 1, 2018, which had a net book value of $30 million as of March 31, 2018. Alliant Energy and IPL concluded that M.L. Kapp Unit 2 met the criteria to be considered probable of abandonment as of March 31, 2018. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2017 Form 10-K have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2018.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2017 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2018 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	3,840	$39.84	—	N/A
February 1 through February 28	42,509	38.65	—	N/A
March 1 through March 31	1,175	38.77	—	N/A
	47,524	38.74	—

(a)
Includes 3,840, 4,086 and 1,175 shares of Alliant Energy common stock for January 1 through January 31, February 1 through February 28 and March 1 through March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date. Also includes 38,423 shares of Alliant Energy common stock for February 1 through February 28 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity-based compensation plans.

Refer to Note 6 for discussion of IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company, Alliant Energy.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy Corporation, effective March 13, 2018 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed March 15, 2018 (File No. 1-9894))
10.1
Term Loan Credit Agreement, dated as of April 26, 2018, among AEF, Alliant Energy, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed April 30, 2018 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of May 2018.

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

