Form 10-Q
period 2018-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2018-08-03
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of June 30, 2018:

Alliant Energy Corporation	Common stock, $0.01 par value, 233,772,908 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2017 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2017	IUB	Iowa Utilities Board
AEF	Alliant Energy Finance, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	Allowance for funds used during construction	MISO	Midcontinent Independent System Operator, Inc.
Alliant Energy	Alliant Energy Corporation	MW	Megawatt
ATC	American Transmission Company LLC	MWh	Megawatt-hour
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
DAEC	Duane Arnold Energy Center	NOx	Nitrogen oxide
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	SCR	Selective catalytic reduction
FTR	Financial transmission right	Federal Tax Reform	Tax Cuts and Jobs Act
Fuel-related	Electric production fuel and purchased power	U.S.	United States of America
GAAP	U.S. generally accepted accounting principles	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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

•
ability to obtain regulatory approval for wind projects with acceptable conditions, to complete construction within the cost caps set by regulators and to meet all requirements to qualify for the full level of production tax credits;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues:
Electric utility	$726.3	$680.9	$1,435.0	$1,358.5
Gas utility	68.6	62.6	254.2	216.9
Other utility	10.7	11.5	23.9	23.2
Non-utility	10.5	10.3	19.3	20.6
Total revenues	816.1	765.3	1,732.4	1,619.2
Operating expenses:
Electric production fuel and purchased power	208.5	184.3	411.7	392.1
Electric transmission service	119.7	117.6	246.1	242.3
Cost of gas sold	27.5	28.3	138.7	120.5
Other operation and maintenance	158.0	140.7	320.4	289.3
Depreciation and amortization	127.0	115.0	247.4	222.0
Taxes other than income taxes	24.2	25.7	51.2	52.1
Total operating expenses	664.9	611.6	1,415.5	1,318.3
Operating income	151.2	153.7	316.9	300.9
Other (income) and deductions:
Interest expense	61.3	52.8	120.5	105.1
Equity income from unconsolidated investments, net	(10.5)	(11.3)	(31.8)	(22.8)
Allowance for funds used during construction	(18.1)	(10.1)	(33.0)	(27.1)
Other	2.0	4.3	4.4	8.5
Total other (income) and deductions	34.7	35.7	60.1	63.7
Income from continuing operations before income taxes	116.5	118.0	256.8	237.2
Income taxes	13.6	21.2	30.4	38.8
Income from continuing operations, net of tax	102.9	96.8	226.4	198.4
Income from discontinued operations, net of tax	—	—	—	1.4
Net income	102.9	96.8	226.4	199.8
Preferred dividend requirements of Interstate Power and Light Company	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$100.4	$94.3	$221.3	$194.7
Weighted average number of common shares outstanding (basic and diluted)	232.0	229.0	231.7	228.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.43	$0.41	$0.96	$0.85
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$100.4	$94.3	$221.3	$193.3
Income from discontinued operations, net of tax	—	—	—	1.4
Net income	$100.4	$94.3	$221.3	$194.7
Dividends declared per common share	$0.335	$0.315	$0.67	$0.63

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$27.9
Accounts receivable, less allowance for doubtful accounts	415.0	482.8
Production fuel, at weighted average cost	68.8	72.3
Gas stored underground, at weighted average cost	21.9	44.5
Materials and supplies, at weighted average cost	109.4	105.6
Regulatory assets	71.9	84.3
Other	113.9	87.7
Total current assets	805.9	905.1
Property, plant and equipment, net	11,695.7	11,234.5
Investments:
ATC Holdings	283.0	274.2
Other	137.5	121.9
Total investments	420.5	396.1
Other assets:
Regulatory assets	1,606.5	1,582.4
Deferred charges and other	86.4	69.7
Total other assets	1,692.9	1,652.1
Total assets	$14,615.0	$14,187.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$356.1	$855.7
Commercial paper	82.5	320.2
Other short-term borrowings	—	95.0
Accounts payable	431.1	477.3
Regulatory liabilities	139.8	140.0
Other	247.9	260.8
Total current liabilities	1,257.4	2,149.0
Long-term debt, net (excluding current portion)	5,127.5	4,010.6
Other liabilities:
Deferred tax liabilities	1,507.2	1,478.4
Regulatory liabilities	1,373.1	1,357.2
Pension and other benefit obligations	488.7	504.0
Other	310.4	306.4
Total other liabilities	3,679.4	3,646.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 233,772,908 and 231,348,646 shares outstanding	2.3	2.3
Additional paid-in capital	1,947.2	1,845.5
Retained earnings	2,412.5	2,346.0
Accumulated other comprehensive income (loss)	0.1	(0.5)
Shares in deferred compensation trust - 465,450 and 463,365 shares at a weighted average cost of $24.47 and $23.91 per share	(11.4)	(11.1)
Total Alliant Energy Corporation common equity	4,350.7	4,182.2
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,550.7	4,382.2
Total liabilities and equity	$14,615.0	$14,187.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2018	2017
	(in millions)
Cash flows from (used for) operating activities:
Net income	$226.4	$199.8
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	247.4	222.0
Deferred tax expense and tax credits	33.9	49.7
Equity income from unconsolidated investments,net	(31.8)	(22.8)
Other	9.0	12.3
Other changes in assets and liabilities:
Accounts receivable	(507.8)	(304.8)
Regulatory assets	22.6	(66.7)
Accounts payable	(34.1)	(1.0)
Deferred income taxes	(6.3)	60.9
Other	(24.3)	(21.9)
Net cash flows from (used for) operating activities	(65.0)	127.5
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(699.6)	(565.6)
Other	(33.7)	(41.9)
Cash receipts on sold receivables	571.9	374.5
Other	(17.1)	(18.9)
Net cash flows used for investing activities	(178.5)	(251.9)
Cash flows from financing activities:
Common stock dividends	(154.8)	(143.1)
Proceeds from issuance of common stock, net	100.1	137.3
Proceeds from issuance of long-term debt	1,000.0	—
Payments to retire long-term debt	(503.0)	(2.4)
Net change in commercial paper and other short-term borrowings	(207.7)	164.5
Other	(13.0)	(32.8)
Net cash flows from financing activities	221.6	123.5
Net decrease in cash, cash equivalents and restricted cash	(21.9)	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	33.9	13.1
Cash, cash equivalents and restricted cash at end of period	$12.0	$12.2
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($119.8)	($105.0)
Income taxes, net	($5.0)	($11.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$186.5	$124.3
Beneficial interest obtained in exchange for securitized accounts receivable	$208.3	$170.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Electric utility	$422.1	$372.4	$827.8	$728.6
Gas utility	42.2	36.7	150.3	119.8
Steam and other	10.5	11.1	22.5	22.3
Total revenues	474.8	420.2	1,000.6	870.7
Operating expenses:
Electric production fuel and purchased power	116.9	98.0	231.5	207.5
Electric transmission service	84.4	75.1	175.2	156.8
Cost of gas sold	16.8	16.9	77.4	64.7
Other operation and maintenance	97.0	87.6	202.5	180.8
Depreciation and amortization	70.5	61.2	135.3	114.8
Taxes other than income taxes	11.5	13.3	25.4	26.7
Total operating expenses	397.1	352.1	847.3	751.3
Operating income	77.7	68.1	153.3	119.4
Other (income) and deductions:
Interest expense	30.4	27.9	60.2	55.6
Allowance for funds used during construction	(9.9)	(6.1)	(17.3)	(20.4)
Other	0.7	1.6	1.5	3.4
Total other (income) and deductions	21.2	23.4	44.4	38.6
Income before income taxes	56.5	44.7	108.9	80.8
Income tax expense (benefit)	2.3	(0.6)	5.4	(4.3)
Net income	54.2	45.3	103.5	85.1
Preferred dividend requirements	2.5	2.5	5.1	5.1
Earnings available for common stock	$51.7	$42.8	$98.4	$80.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1.6	$3.6
Accounts receivable, less allowance for doubtful accounts	237.2	264.9
Production fuel, at weighted average cost	51.4	52.4
Gas stored underground, at weighted average cost	10.0	20.3
Materials and supplies, at weighted average cost	60.8	60.6
Regulatory assets	39.8	41.9
Other	29.6	32.3
Total current assets	430.4	476.0
Property, plant and equipment, net	6,193.3	5,926.2
Other assets:
Regulatory assets	1,209.4	1,189.7
Deferred charges and other	16.6	14.1
Total other assets	1,226.0	1,203.8
Total assets	$7,849.7	$7,606.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$350.0	$350.0
Accounts payable	203.4	220.3
Regulatory liabilities	92.1	69.7
Other	170.2	187.7
Total current liabilities	815.7	827.7
Long-term debt, net (excluding current portion)	2,181.8	2,056.0
Other liabilities:
Deferred tax liabilities	902.9	910.7
Regulatory liabilities	682.7	685.7
Pension and other benefit obligations	170.3	173.8
Other	242.2	242.4
Total other liabilities	1,998.1	2,012.6
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,927.8	1,797.8
Retained earnings	692.9	678.5
Total Interstate Power and Light Company common equity	2,654.1	2,509.7
Cumulative preferred stock	200.0	200.0
Total equity	2,854.1	2,709.7
Total liabilities and equity	$7,849.7	$7,606.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2018	2017
	(in millions)
Cash flows used for operating activities:
Net income	$103.5	$85.1
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation and amortization	135.3	114.8
Other	(0.7)	8.7
Other changes in assets and liabilities:
Accounts receivable	(545.6)	(325.3)
Regulatory assets	19.3	(47.5)
Accounts payable	(29.3)	5.0
Regulatory liabilities	19.0	(18.7)
Deferred income taxes	(17.8)	54.2
Other	(10.4)	17.1
Net cash flows used for operating activities	(326.7)	(106.6)
Cash flows from investing activities:
Construction and acquisition expenditures	(391.1)	(290.2)
Cash receipts on sold receivables	571.9	374.5
Other	(20.4)	(15.7)
Net cash flows from investing activities	160.4	68.6
Cash flows from financing activities:
Common stock dividends	(84.0)	(78.0)
Capital contributions from parent	130.0	100.0
Net change in commercial paper	125.0	40.0
Other	(6.6)	(23.4)
Net cash flows from financing activities	164.4	38.6
Net increase (decrease) in cash, cash equivalents and restricted cash	(1.9)	0.6
Cash, cash equivalents and restricted cash at beginning of period	7.2	4.2
Cash, cash equivalents and restricted cash at end of period	$5.3	$4.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($60.2)	($55.7)
Income taxes, net	($0.5)	$11.9
Significant non-cash investing and financing activities:
Accrued capital expenditures	$93.4	$43.2
Beneficial interest obtained in exchange for securitized accounts receivable	$208.3	$170.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Electric utility	$304.2	$308.5	$607.2	$629.9
Gas utility	26.4	25.9	103.9	97.1
Other	0.2	0.4	1.4	0.9
Total revenues	330.8	334.8	712.5	727.9
Operating expenses:
Electric production fuel and purchased power	91.6	86.3	180.2	184.6
Electric transmission service	35.3	42.5	70.9	85.5
Cost of gas sold	10.7	11.4	61.3	55.8
Other operation and maintenance	62.3	54.1	118.6	108.5
Depreciation and amortization	55.5	52.8	110.1	105.2
Taxes other than income taxes	12.0	11.5	24.0	23.5
Total operating expenses	267.4	258.6	565.1	563.1
Operating income	63.4	76.2	147.4	164.8
Other (income) and deductions:
Interest expense	24.6	23.1	49.3	46.0
Allowance for funds used during construction	(8.2)	(4.0)	(15.7)	(6.7)
Other	1.0	2.3	2.1	4.8
Total other (income) and deductions	17.4	21.4	35.7	44.1
Income before income taxes	46.0	54.8	111.7	120.7
Income taxes	6.2	16.7	17.9	37.1
Earnings available for common stock	$39.8	$38.1	$93.8	$83.6
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2.5	$23.1
Accounts receivable, less allowance for doubtful accounts	170.8	212.2
Production fuel, at weighted average cost	17.4	19.9
Gas stored underground, at weighted average cost	11.9	24.2
Materials and supplies, at weighted average cost	45.2	42.1
Regulatory assets	32.1	42.4
Other	71.8	54.7
Total current assets	351.7	418.6
Property, plant and equipment, net	5,118.2	4,917.9
Other assets:
Regulatory assets	397.1	392.7
Deferred charges and other	43.5	27.3
Total other assets	440.6	420.0
Total assets	$5,910.5	$5,756.5

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$26.4	$25.0
Accounts payable	173.6	201.7
Regulatory liabilities	47.7	70.3
Other	95.4	99.2
Total current liabilities	343.1	396.2
Long-term debt, net	1,834.1	1,833.4
Other liabilities:
Deferred tax liabilities	540.0	522.4
Regulatory liabilities	690.4	671.5
Capital lease obligations - Sheboygan Falls Energy Facility	63.9	70.2
Pension and other benefit obligations	209.0	213.7
Other	174.8	167.6
Total other liabilities	1,678.1	1,645.4
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,259.0	1,109.0
Retained earnings	730.0	706.3
Total Wisconsin Power and Light Company common equity	2,055.2	1,881.5
Total liabilities and equity	$5,910.5	$5,756.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$93.8	$83.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110.1	105.2
Deferred tax expense and tax credits	14.5	25.2
Other	(8.1)	4.0
Other changes in assets and liabilities:
Accounts receivable	39.0	32.2
Regulatory assets	3.3	(19.2)
Other	(26.7)	(1.1)
Net cash flows from operating activities	225.9	229.9
Cash flows used for investing activities:
Construction and acquisition expenditures	(308.5)	(307.0)
Other	(17.0)	(15.4)
Net cash flows used for investing activities	(325.5)	(322.4)
Cash flows from financing activities:
Common stock dividends	(70.1)	(63.0)
Capital contribution from parent	150.0	—
Net change in commercial paper	1.4	160.2
Other	(1.3)	(6.1)
Net cash flows from financing activities	80.0	91.1
Net decrease in cash, cash equivalents and restricted cash	(19.6)	(1.4)
Cash, cash equivalents and restricted cash at beginning of period	24.2	6.9
Cash, cash equivalents and restricted cash at end of period	$4.6	$5.5
Supplemental cash flows information:
Cash paid during the period for:
Interest	($49.4)	($45.9)
Income taxes, net	($7.9)	($19.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$89.6	$76.6

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including modifications to the presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans in the income statements as discussed in Note 1(d), restricted cash and cash receipts on sold receivables in the cash flows statements as discussed in Note 1(d), and segment reporting as discussed in Note 14.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT, Inc. in 2013, which have resulted in operating expenses and income subsequent to the sale.

NOTE 1(b) Cash, Cash Equivalents and Restricted Cash - At June 30, 2018 and December 31, 2017, restricted cash primarily related to deposits with trustees and borrowing requirements in Sheboygan Power, LLC’s debt agreement. Refer to Note 1(d) for discussion of revisions to the cash flows statements to include immaterial restricted cash amounts.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of June 30, 2018, the related amounts accrued for IPL and WPL were not material.

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

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. Only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment; however, IPL and WPL, as rate-regulated entities, capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 and used the retrospective method of adoption for the presentation requirements and prospective method of adoption for the capitalization requirements. Alliant Energy, IPL and WPL used the actual net periodic benefit costs adjusted for approximately 40% of net periodic benefit costs allocated to capital projects for the retrospective method of adoption for the presentation requirements. The change in presentation resulted in a decrease in “Other operation and maintenance” expenses and an increase in “Other (income) and deductions” in Alliant Energy’s, IPL’s and WPL’s income statements of $4.4 million, $1.8 million and $2.5 million for the three months ended June 30, 2017, and $8.7 million, $3.5 million and $5.1 million for the six months ended June 30, 2017, respectively.

Cash Flows Statements - In August 2016, the Financial Accounting Standards Board issued an accounting standard providing specific guidance on several cash flow classification matters. The accounting standard requires classification of the consideration received for the beneficial interest obtained for transferring accounts receivable from IPL’s sales of accounts receivable program as an investing activity, instead of an operating activity. Alliant Energy, IPL and WPL retrospectively adopted this standard on January 1, 2018, using a method that allocates cash flows between operating and investing activities based on monthly transactional activity. If the methodology was based on a method other than monthly, it may result in a different reclassification between operating and investing cash flows. For the six months ended June 30, 2017, Alliant Energy and IPL reclassified $374.5 million of the related cash received from IPL’s sales of accounts receivable program from operating activities to investing activities. The related impact on Alliant Energy’s and IPL’s cash flows statements for the year ended December 31, 2017 was $681.9 million.

In November 2016, the Financial Accounting Standards Board issued an accounting standard requiring restricted cash to be included within beginning-of-period and end-of-period cash and cash equivalents in the cash flows statements. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018, which was applied retrospectively. Refer to Note 1(b) for further discussion of restricted cash.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Tax-related	$776.0	$778.2	$742.2	$750.5	$33.8	$27.7
Pension and OPEB costs	529.2	548.0	265.6	274.4	263.6	273.6
Asset retirement obligations	109.8	109.3	76.3	72.5	33.5	36.8
EGUs retired early	91.2	63.8	60.2	31.6	31.0	32.2
Derivatives	49.4	45.3	27.9	21.8	21.5	23.5
Emission allowances	24.9	25.5	24.9	25.5	—	—
Other	97.9	96.6	52.1	55.3	45.8	41.3
	$1,678.4	$1,666.7	$1,249.2	$1,231.6	$429.2	$435.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Tax-related	$908.4	$899.4	$406.8	$399.5	$501.6	$499.9
Cost of removal obligations	402.4	410.0	274.9	274.5	127.5	135.5
Electric transmission cost recovery	105.6	90.4	41.1	26.4	64.5	64.0
Commodity cost recovery	25.7	21.0	20.4	14.6	5.3	6.4
IPL’s tax benefit riders	19.8	25.0	19.8	25.0	—	—
Other	51.0	51.4	11.8	15.4	39.2	36.0
	$1,512.9	$1,497.2	$774.8	$755.4	$738.1	$741.8

Tax-related - During the six months ended June 30, 2018, Alliant Energy’s and IPL’s tax-related regulatory assets decreased primarily due to the impacts of Iowa tax reform. In May 2018, Iowa tax reform was enacted, resulting in a reduction in the Iowa income tax rate from 12% to 9.8%, effective January 1, 2021 and the elimination of the deduction for federal income taxes, effective January 1, 2022. Alliant Energy’s and IPL’s deferred tax assets and liabilities as of June 30, 2018 were remeasured based upon the new tax rate. Alliant Energy and IPL recorded the net changes from remeasuring deferred tax assets and liabilities as a change in regulatory assets or regulatory liabilities. During the six months ended June 30, 2018, as a result of Iowa tax reform, Alliant Energy’s and IPL’s tax-related regulatory assets decreased $33.7 million and tax-related regulatory liabilities increased $7.3 million.

Partially offsetting the decrease to tax-related regulatory assets from Iowa tax reform discussed above was an increase in property-related differences for qualifying repairs expenditures. Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups.

Electric generating units retired early - In June 2018, IPL retired the M.L. Kapp Generating Station and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. The remaining net book value, which was $30 million as of June 30, 2018, is currently included in IPL’s rate base and IPL is earning a return of and a return on the outstanding balance. IPL expects continued recovery of the remaining net book value to be addressed in a future rate review.

Other - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Federal Tax Reform, such that any over-collections can be refunded to its customers at a future date. Pursuant to IUB approval, the retail electric portion of IPL’s Federal Tax Reform benefits is currently being refunded to customers, beginning May 2018. In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts resulting from Federal Tax Reform since its inception. Pursuant to PSCW approval, the retail electric and gas portions of WPL’s Federal Tax Reform benefits are currently being refunded to customers, beginning June 2018. As of June 30, 2018, Alliant Energy, IPL and WPL deferred $10 million, $7 million and $3 million, respectively, as a result of these orders related to Federal Tax Reform, which is included in “Other” in the regulatory liabilities table above, which was recorded as a reduction in revenues. For both the three and six months ended June 30, 2018, Alliant Energy, IPL, and WPL refunded Federal Tax Reform benefits of $27 million, $7 million, and $20 million, respectively.

In December 2016, WPL received an order from the PSCW related to its retail electric and gas rate review for the 2017/2018 Test Period. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels in 2018. As of June 30, 2018, Alliant Energy and WPL deferred $7 million of WPL’s 2018 earnings related to this provision, which is included in “Other” in the regulatory liabilities table above.

Utility Rate Reviews -
IPL’s Retail Gas Rate Review (2017 Test Year) - In May 2018, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $20 million, or approximately 8%. The request was based on a 2017 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, partially offset by the benefits of Federal Tax Reform. An interim retail gas rate increase of $11 million, or approximately 5%, on an annual basis, was implemented effective May 14, 2018. The interim rate increase does not require regulatory approval; however, it will be subject to refund pending determination of final rates. IPL currently expects a decision from the IUB in 2019 with final rates effective by the second quarter of 2019. The IUB must issue a decision on requests for retail rate changes within 10 months from the date the application is filed.

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers. An interim retail electric base rate increase of $102 million, or approximately 7%, on an annual basis, was implemented effective April 13, 2017. In September 2017, IPL reached a settlement agreement with intervener groups for an annual electric base rate increase of $130 million, or approximately 9%. In February 2018, the IUB issued an order approving the settlement. Final rates were effective May 1, 2018. For the three and six months ended June 30, 2018 compared to the same periods in 2017, Alliant Energy and IPL recorded increases in electric base rates of $5 million and $28 million, respectively, in conjunction with the interim and final retail electric base rate increases.

WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - In August 2018, the PSCW issued a decision approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervener groups. Under the settlement, WPL retail electric and gas base rates will not change through the end of 2020.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Project -
WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by the end of 2019. As of June 30, 2018, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $399 million and AFUDC of $27 million for West Riverside in “Property, plant and equipment, net” on their balance sheets. These capital expenditures reflect WPL’s portion of West Riverside. Certain electric cooperatives, which currently have wholesale power supply agreements with WPL, acquired approximately 60 MW of West Riverside in January 2018, and will fund their share of capital expenditures during construction. As part of the electric cooperatives’ acquisitions, the current wholesale power supply agreements with the various electric cooperatives were extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add up to 1,000 MW of new wind generation to its existing generation portfolio. These wind projects are expected to be placed into service in 2019 and 2020. As of June 30, 2018, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $468 million and AFUDC of $24 million for this expansion of wind generation in “Property, plant and equipment, net” on their balance sheets.

WPL’s Acquisition of Forward Wind Energy Center (FWEC) - In January 2018 and March 2018, WPL received approval from FERC and the PSCW, respectively, to acquire a partial ownership interest in the assets of FWEC, which is a 129 MW wind farm located in Wisconsin. In April 2018, WPL acquired 55 MW of FWEC for approximately $74 million. As of the closing date, the estimated fair value of the assets purchased and the liabilities assumed by WPL were as follows (in millions):

Property, plant and equipment, net	$81
Liabilities	7
Net assets acquired	$74

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2018, IPL amended and extended through March 2021 the purchase commitment from the third party to which it sells its receivables. Effective April 2018, the limit on cash proceeds fluctuates between $90 million and $110 million. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2018, IPL had $61.0 million of available capacity under its sales of accounts receivable program. For the three and six months ended June 30, 2018 and 2017, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2018	2017	2018	2017
Maximum outstanding aggregate cash proceeds	$116.0	$97.0	$116.0	$97.0
Average outstanding aggregate cash proceeds	52.3	71.1	56.7	54.8

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2018	December 31, 2017
Customer accounts receivable	$155.7	$133.8
Unbilled utility revenues	93.9	112.7
Other receivables	0.4	0.3
Receivables sold to third party	250.0	246.8
Less: cash proceeds	29.0	12.0
Deferred proceeds	221.0	234.8
Less: allowance for doubtful accounts	12.7	12.7
Fair value of deferred proceeds	$208.3	$222.1

As of June 30, 2018, outstanding receivables past due under the Receivables Agreement were $38.4 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2018	2017	2018	2017
Collections	$483.7	$434.1	$1,000.7	$935.3
Write-offs, net of recoveries	1.9	2.3	8.0	6.9

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2018	2017	2018	2017
ATC Holdings	($7.8)	($11.1)	($16.5)	($22.6)
Non-utility wind farm in Oklahoma	(2.5)	—	(14.6)	—
Other	(0.2)	(0.2)	(0.7)	(0.2)
	($10.5)	($11.3)	($31.8)	($22.8)

Non-utility Wind Farm in Oklahoma - Alliant Energy’s interest in a non-utility wind farm in Oklahoma commenced in July 2017. As a result, there was no corresponding equity income recognized during the three and six months ended June 30, 2017. The equity income recognized in the first half of 2018 was primarily related to the impacts of Federal Tax Reform. The liquidation method utilized to recognize Alliant Energy’s share of the wind farm’s earnings includes utilizing the federal income tax rate in effect as of the end of the measurement period. The lower federal income tax rate effective as of January 1, 2018 resulted in an acceleration of earnings attributable to Alliant Energy’s interest in the Oklahoma wind farm. This increase in earnings is expected to reverse over time.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2018	231,348,646
At-the-market offering program	2,144,178
Shareowner Direct Plan issuances	313,429
Equity-based compensation plans (Note 10(b))	5,078
Other	(38,423)
Shares outstanding, June 30, 2018	233,772,908

At-the-market Offering Program - In May 2018, Alliant Energy filed a prospectus supplement under which it may sell up to $175 million of its common stock through an at-the-market offering program. As of June 30, 2018, Alliant Energy issued 2,144,178 shares of common stock through this program and received cash proceeds of $88 million, net of $1 million in fees and commissions. Alliant Energy also had commitments not recognized on its balance sheet at June 30, 2018 to sell 550,000 shares of common stock under sales transactions executed through this program in late June 2018. Subsequent to June 30, 2018, Alliant Energy issued shares to settle these transactions in exchange for net cash proceeds of $23 million. The proceeds from the issuances of common stock were used for general corporate purposes.

Dividend Restrictions - As of June 30, 2018, IPL’s amount of retained earnings that were free of dividend restrictions was $693 million. As of June 30, 2018, WPL’s amount of retained earnings that were free of dividend restrictions was $70 million for the remainder of 2018.

Restricted Net Assets of Subsidiaries - As of June 30, 2018, the amount of IPL’s and WPL’s net assets that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $2.0 billion and $2.0 billion, respectively.

Comprehensive Income - For the three and six months ended June 30, 2018 and 2017, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2018 and 2017, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Note 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

June 30, 2018	Alliant Energy	IPL	WPL
Commercial paper outstanding	$82.5	$—	$26.4
Commercial paper weighted average interest rates	2.2%	N/A	2.0%
Available credit facility capacity (a)	$792.5	$125.0	$323.6

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2018	2017	2018	2017	2018	2017
Maximum amount outstanding (based on daily outstanding balances)	$446.5	$397.6	$31.4	$14.6	$109.4	$212.5
Average amount outstanding (based on daily outstanding balances)	$234.5	$307.8	$5.1	$1.0	$45.2	$134.9
Weighted average interest rates	2.2%	1.1%	2.3%	1.2%	1.8%	1.0%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$446.5	$397.6	$31.4	$14.6	$109.4	$212.5
Average amount outstanding (based on daily outstanding balances)	$272.1	$292.3	$2.6	$0.6	$28.4	$107.2
Weighted average interest rates	2.0%	1.0%	2.3%	1.2%	1.8%	0.9%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2018.

As discussed in Note 7(b), in June 2018, AEF retired its $95 million term loan credit agreement expiring in 2018.

NOTE 7(b) Long-term Debt - In April 2018, AEF entered into a $300 million variable-rate (2.6% at June 30, 2018) term loan credit agreement (with Alliant Energy as guarantor) and used the proceeds from borrowings under this agreement for general corporate purposes. AEF’s term loan credit agreement expires in April 2020 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

In June 2018, AEF (with Alliant Energy as guarantor) issued $400 million of 3.75% senior notes due 2023 and $300 million of 4.25% senior notes due 2028. The proceeds from the issuances were used by AEF to retire its $500 million and $95 million variable-rate term loan credit agreements expiring in 2018, to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

As of June 30, 2018, $125.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of a long-term credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2018, this commercial paper balance had a 2.3% weighted average interest rate.

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

As of June 30, 2018, revenue expected to be recognized in any future year related to remaining performance obligations is not material, as the majority of revenues are recognized as services are rendered or commodities are delivered, and are from contracts with durations of less than one year. Alliant Energy, IPL and WPL do not have any material contract assets or contract liabilities, or contract acquisition fulfillment costs.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2018	2017	2018	2017	2018	2017
Electric Utility:
Retail - residential	$248.3	$229.3	$139.3	$122.4	$109.0	$106.9
Retail - commercial	172.3	165.7	114.2	103.6	58.1	62.1
Retail - industrial	225.4	207.8	128.8	109.5	96.6	98.3
Wholesale	43.1	59.4	13.9	23.3	29.2	36.1
Bulk power and other	37.2	18.7	25.9	13.6	11.3	5.1
Total Electric Utility	726.3	680.9	422.1	372.4	304.2	308.5
Gas Utility:
Retail - residential	37.7	33.7	22.8	18.8	14.9	14.9
Retail - commercial	19.3	18.7	11.8	10.8	7.5	7.9
Retail - industrial	2.6	2.6	1.4	1.8	1.2	0.8
Transportation/other	9.0	7.6	6.2	5.3	2.8	2.3
Total Gas Utility	68.6	62.6	42.2	36.7	26.4	25.9
Other Utility:
Steam	8.4	8.4	8.4	8.4	—	—
Other utility	2.3	3.1	2.1	2.7	0.2	0.4
Total Other Utility	10.7	11.5	10.5	11.1	0.2	0.4
Non-Utility and Other:
Transportation and other	10.5	10.3	—	—	—	—
Total Non-Utility and Other	10.5	10.3	—	—	—	—
Total revenues	$816.1	$765.3	$474.8	$420.2	$330.8	$334.8

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2018	2017	2018	2017	2018	2017
Electric Utility:
Retail - residential	$507.7	$470.5	$281.5	$245.7	$226.2	$224.8
Retail - commercial	346.3	331.4	225.8	203.1	120.5	128.3
Retail - industrial	427.3	402.8	243.6	213.4	183.7	189.4
Wholesale	96.9	122.8	38.2	44.6	58.7	78.2
Bulk power and other	56.8	31.0	38.7	21.8	18.1	9.2
Total Electric Utility	1,435.0	1,358.5	827.8	728.6	607.2	629.9
Gas Utility:
Retail - residential	148.3	123.6	88.3	66.7	60.0	56.9
Retail - commercial	76.3	68.5	43.4	36.6	32.9	31.9
Retail - industrial	8.4	7.4	4.1	4.6	4.3	2.8
Transportation/other	21.2	17.4	14.5	11.9	6.7	5.5
Total Gas Utility	254.2	216.9	150.3	119.8	103.9	97.1
Other Utility:
Steam	17.8	17.0	17.8	17.0	—	—
Other utility	6.1	6.2	4.7	5.3	1.4	0.9
Total Other Utility	23.9	23.2	22.5	22.3	1.4	0.9
Non-Utility and Other:
Transportation and other	19.3	20.6	—	—	—	—
Total Non-Utility and Other	19.3	20.6	—	—	—	—
Total revenues	$1,732.4	$1,619.2	$1,000.6	$870.7	$712.5	$727.9

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2018	2017	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefits	6.5	5.5	7.0	6.5	6.2	5.1
Effect of rate-making on property-related differences	(6.7)	(9.0)	(11.5)	(18.0)	(2.7)	(1.9)
Production tax credits	(5.4)	(5.9)	(5.3)	(6.2)	(6.8)	(7.1)
IPL’s tax benefit riders	(2.1)	(7.8)	(4.3)	(18.6)	—	—
Other items, net	(1.6)	0.2	(2.8)	—	(4.2)	(0.6)
Overall income tax rate	11.7%	18.0%	4.1%	(1.3%)	13.5%	30.5%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2018	2017	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefits	7.1	5.5	7.7	6.4	6.2	5.1
Effect of rate-making on property-related differences	(7.2)	(8.0)	(12.4)	(18.0)	(2.5)	(1.8)
Production tax credits	(5.5)	(5.9)	(5.3)	(6.4)	(6.7)	(7.0)
IPL’s tax benefit riders	(2.2)	(7.8)	(4.5)	(19.0)	—	—
Other items, net	(1.4)	(2.4)	(1.5)	(3.3)	(2.0)	(0.6)
Overall income tax rate	11.8%	16.4%	5.0%	(5.3%)	16.0%	30.7%

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2018, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased (decreased) $28.8 million, ($7.8) million and $17.6 million, respectively. Alliant Energy’s and WPL’s increases were primarily due to property-related differences and the utilization of federal net operating losses, which were partially offset by an increase in federal credit carryforwards. Alliant Energy’s increase was also partially offset by the effects of Iowa tax reform, which is discussed in Note 2. IPL’s decrease was primarily due to the effects of Iowa tax reform and an increase in federal credit carryforwards, which were partially offset by property-related differences and the utilization of federal net operating losses.

Carryforwards - At June 30, 2018, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$759	$490	$170
State net operating losses	2018-2038	732	13	22
Federal tax credits	2022-2038	284	127	140

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$3.0	$3.1	$6.0	$6.2	$1.0	$1.3	$2.1	$2.5
Interest cost	11.7	12.8	23.4	25.6	1.9	2.1	3.8	4.3
Expected return on plan assets	(17.5)	(16.4)	(34.9)	(32.8)	(1.5)	(1.6)	(3.0)	(3.1)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.2)	(0.1)	—	(0.1)	(0.1)
Amortization of actuarial loss	8.8	9.4	17.6	18.8	0.9	0.9	1.7	1.9
	$5.9	$8.8	$11.8	$17.6	$2.2	$2.7	$4.5	$5.5

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.9	$1.9	$3.7	$3.7	$0.5	$0.6	$0.9	$1.1
Interest cost	5.4	5.8	10.7	11.7	0.8	0.9	1.6	1.8
Expected return on plan assets	(8.2)	(7.7)	(16.3)	(15.4)	(1.1)	(1.1)	(2.2)	(2.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	3.8	4.1	7.5	8.1	0.3	0.5	0.6	1.0
	$2.8	$4.0	$5.5	$8.0	$0.5	$0.9	$0.9	$1.7

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.1	$1.2	$2.2	$2.4	$0.4	$0.4	$0.8	$0.9
Interest cost	5.1	5.4	10.1	10.9	0.7	0.8	1.5	1.7
Expected return on plan assets	(7.6)	(7.1)	(15.2)	(14.2)	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)	(0.1)
Amortization of actuarial loss	4.3	4.7	8.6	9.3	0.5	0.4	1.0	0.8
	$2.8	$4.2	$5.6	$8.4	$1.4	$1.4	$2.9	$2.9

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Compensation expense	$5.1	$1.6	$8.4	$4.8	$2.8	$0.9	$4.6	$2.6	$2.1	$0.6	$3.4	$2.0
Income tax benefits	1.5	0.6	2.4	1.9	0.9	0.4	1.4	1.1	0.5	0.3	0.9	0.8

As of June 30, 2018, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $11.8 million, $6.6 million and $4.8 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity for the six months ended June 30, 2018, with amounts representing the target number of awards, was as follows:

	Performance Shares	Performance Units
Nonvested awards, January 1	223,511	71,737
Granted	74,163	19,840
Vested	(90,806)	(31,910)
Forfeited	(905)	—
Nonvested awards, June 30	205,963	59,667

Vested Awards - During the six months ended June 30, 2018, certain performance shares and performance units that were granted in 2015 vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares	Performance Units
Performance awards vested	90,806	31,910
Percentage of target number of performance awards	137.5%	137.5%
Aggregate payout value (in millions)	$5.3	$1.4
Payout - cash (in millions)	$4.9	$1.4
Payout - common stock shares issued	5,078	N/A

Fair Value of Awards - At June 29, 2018, Alliant Energy’s common stock closing price was $42.32. Additional information related to fair values of nonvested performance shares and performance units at June 30, 2018, by year of grant, was as follows:

	Performance Shares			Performance Units
	2018 Grant	2017 Grant	2016 Grant	2018 Grant	2017 Grant	2016 Grant
Nonvested awards at target	73,258	65,350	67,355	19,840	18,600	21,227
Estimated payout percentage based on performance criteria	90%	110%	153%	90%	110%	153%
Fair values of each nonvested award	$38.09	$46.55	$64.75	$38.09	$46.55	$64.75

Performance Restricted Stock Units - A summary of the performance restricted stock units activity for the six months ended June 30, 2018, with amounts representing the target number of units, was as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	132,705	$36.50
Granted	74,163	38.60
Forfeited	(905)	38.60
Nonvested units, June 30	205,963	37.25

Restricted Stock Units - A summary of the restricted stock units activity for the six months ended June 30, 2018, was as follows:

Nonvested units, January 1	113,749
Granted	63,568
Forfeited	(775)
Nonvested units, June 30	176,542

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$31.6	$—	$5.5	$26.1	$31.6	$25.1	$—	$4.1	$21.0	$25.1
Deferred proceeds	208.3	—	—	208.3	208.3	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	42.7	—	5.9	36.8	42.7	41.7	—	8.5	33.2	41.7
Long-term debt (incl. current maturities)	5,483.6	—	5,870.4	2.5	5,872.9	4,866.3	—	5,444.6	2.9	5,447.5
Cumulative preferred stock of IPL	200.0	201.4	—	—	201.4	200.0	203.8	—	—	203.8

IPL	June 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$19.0	$—	$2.2	$16.8	$19.0	$17.1	$—	$2.0	$15.1	$17.1
Deferred proceeds	208.3	—	—	208.3	208.3	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	23.0	—	2.1	20.9	23.0	19.4	—	2.9	16.5	19.4
Long-term debt (incl. current maturities)	2,531.8	—	2,671.5	—	2,671.5	2,406.0	—	2,665.7	—	2,665.7
Cumulative preferred stock	200.0	201.4	—	—	201.4	200.0	203.8	—	—	203.8

WPL	June 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$12.6	$—	$3.3	$9.3	$12.6	$8.0	$—	$2.1	$5.9	$8.0
Liabilities:
Derivatives	19.7	—	3.8	15.9	19.7	22.3	—	5.6	16.7	22.3
Long-term debt	1,834.1	—	2,071.8	—	2,071.8	1,833.4	—	2,147.9	—	2,147.9

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2018	2017	2018	2017
Beginning balance, April 1	($29.4)	($32.9)	$120.9	$149.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(0.2)	8.1	—	—
Transfers out of Level 3	—	12.2	—	—
Purchases	26.7	28.3	—	—
Settlements (a)	(7.8)	(6.5)	87.4	21.0
Ending balance, June 30	($10.7)	$9.2	$208.3	$170.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($0.1)	$8.3	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2018	2017	2018	2017
Beginning balance, January 1	($12.2)	$8.7	$222.1	$211.1
Total net losses included in changes in net assets (realized/unrealized)	(10.0)	(27.0)	—	—
Transfers out of Level 3	—	12.2	—	—
Purchases	26.7	28.3	—	—
Sales	—	(0.2)	—	—
Settlements (a)	(15.2)	(12.8)	(13.8)	(41.1)
Ending balance, June 30	($10.7)	$9.2	$208.3	$170.0
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($9.7)	($25.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2018	2017	2018	2017
Beginning balance, April 1	($15.4)	($8.3)	$120.9	$149.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1.6)	2.9	—	—
Transfers out of Level 3	—	3.4	—	—
Purchases	19.3	24.6	—	—
Settlements (a)	(6.4)	(5.5)	87.4	21.0
Ending balance, June 30	($4.1)	$17.1	$208.3	$170.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($1.6)	$2.9	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2018	2017	2018	2017
Beginning balance, January 1	($1.4)	$10.1	$222.1	$211.1
Total net losses included in changes in net assets (realized/unrealized)	(9.2)	(9.5)	—	—
Transfers out of Level 3	—	3.1	—	—
Purchases	19.3	24.6	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(12.8)	(11.1)	(13.8)	(41.1)
Ending balance, June 30	($4.1)	$17.1	$208.3	$170.0
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($9.0)	($8.2)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2018	2017
Beginning balance, April 1	($14.0)	($24.6)
Total net gains included in changes in net assets (realized/unrealized)	1.4	5.2
Transfers out of Level 3	—	8.8
Purchases	7.4	3.7
Settlements	(1.4)	(1.0)
Ending balance, June 30	($6.6)	($7.9)
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$1.5	$5.4

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2018	2017
Beginning balance, January 1	($10.8)	($1.4)
Total net losses included in changes in net assets (realized/unrealized)	(0.8)	(17.5)
Transfers out of Level 3	—	9.1
Purchases	7.4	3.7
Sales	—	(0.1)
Settlements	(2.4)	(1.7)
Ending balance, June 30	($6.6)	($7.9)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($0.7)	($17.2)

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

Commodity Contracts - The fair value of electric, natural gas, coal and diesel fuel commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2018	($29.9)	$19.2	($18.1)	$14.0	($11.8)	$5.2
December 31, 2017	(23.5)	11.3	(11.5)	10.1	(12.0)	1.2

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2018, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	662	2018	22,949	2018-2019	168,608	2018-2026	8,230	2018-2020	4,788	2018-2019
IPL	—	—	12,403	2018-2019	76,982	2018-2026	3,654	2018-2020	—	—
WPL	662	2018	10,546	2018-2019	91,626	2018-2026	4,576	2018-2020	4,788	2018-2019

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

	Alliant Energy		IPL		WPL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current derivative assets	$28.0	$21.1	$17.8	$15.8	$10.2	$5.3
Non-current derivative assets	3.6	4.0	1.2	1.3	2.4	2.7
Current derivative liabilities	11.1	18.7	3.5	5.0	7.6	13.7
Non-current derivative liabilities	31.6	23.0	19.5	14.4	12.1	8.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2018 and December 31, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2018 and December 31, 2017. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation and installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside. At June 30, 2018, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $97 million, $26 million and $71 million, respectively.

NOTE 13(b) Other Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase obligations associated with other goods and services. At June 30, 2018, minimum future commitments related to these purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,128	$1,091	$37
Natural gas	896	378	518
Coal (b)	156	82	74
Other (c)	46	25	5
	$2,226	$1,576	$634

(a)
Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Alliant Energy’s and IPL’s amounts include minimum future commitments related to IPL’s purchase of capacity and the resulting energy from DAEC through December 2025. In July 2018, IPL entered into an amendment to shorten the term of the DAEC PPA by five years in exchange for a $110 million buyout payment by IPL in September 2020, which is not included in Alliant Energy’s and IPL’s amounts. The amendment to the DAEC PPA is contingent upon IUB approval of IPL’s July 2018 application regarding recovery of the buyout payment.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2018 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2018.

NOTE 13(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against Cedar Rapids and Iowa City Railway Company (CRANDIC), Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In June 2018, the Supreme Court of Iowa affirmed the decision of the Iowa District Court for Linn County dismissing all claims against the defendants. Alliant Energy does not currently believe any material losses for this complaint are both probable and reasonably estimated, and therefore has not recognized any material loss contingency amounts as of June 30, 2018.

NOTE 13(d) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of June 30, 2018, the present value of the abandonment obligations is estimated at $35 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $98 million as of June 30, 2018 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of June 30, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(e) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2018, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At June 30, 2018, such amounts for WPL were not material.

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

NOTE 14. SEGMENTS OF BUSINESS
In the fourth quarter of 2017, Alliant Energy and WPL modified the segment reporting related to ATC Holdings, consistent with information used by their chief operating decision maker to evaluate performance and allocate resources. As of December 31, 2017, ATC Holdings are no longer included in Alliant Energy’s utility electric operations reportable segment or WPL’s electric operations reportable segment. As a result, all prior period amounts impacted by this change were reclassified to conform to the new presentation. Alliant Energy’s related amounts were reclassified from “Electric Utility” to “ATC

Holdings, Non-Utility, Parent and Other” in the table below. There was no resulting change to WPL’s segment reporting for the three and six months ended June 30, 2017.

Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Revenues	$726.3	$68.6	$10.7	$805.6	$10.5	$816.1
Operating income	134.8	5.4	0.9	141.1	10.1	151.2
Net income attributable to Alliant Energy common shareowners				91.5	8.9	100.4
Three Months Ended June 30, 2017
Revenues	$680.9	$62.6	$11.5	$755.0	$10.3	$765.3
Operating income	139.3	4.4	0.6	144.3	9.4	153.7
Net income attributable to Alliant Energy common shareowners				80.9	13.4	94.3

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2018
Revenues	$1,435.0	$254.2	$23.9	$1,713.1	$19.3	$1,732.4
Operating income	261.5	36.9	2.3	300.7	16.2	316.9
Net income attributable to Alliant Energy common shareowners				192.2	29.1	221.3
Six Months Ended June 30, 2017
Revenues	$1,358.5	$216.9	$23.2	$1,598.6	$20.6	$1,619.2
Operating income	250.2	33.0	1.0	284.2	16.7	300.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				163.6	29.7	193.3
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				163.6	31.1	194.7

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2018
Revenues	$422.1	$42.2	$10.5	$474.8
Operating income	73.5	2.5	1.7	77.7
Earnings available for common stock				51.7
Three Months Ended June 30, 2017
Revenues	$372.4	$36.7	$11.1	$420.2
Operating income	63.9	2.6	1.6	68.1
Earnings available for common stock				42.8
Six Months Ended June 30, 2018
Revenues	$827.8	$150.3	$22.5	$1,000.6
Operating income	131.0	19.4	2.9	153.3
Earnings available for common stock				98.4
Six Months Ended June 30, 2017
Revenues	$728.6	$119.8	$22.3	$870.7
Operating income	99.2	17.2	3.0	119.4
Earnings available for common stock				80.0

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2018
Revenues	$304.2	$26.4	$0.2	$330.8
Operating income (loss)	61.3	2.9	(0.8)	63.4
Earnings available for common stock				39.8
Three Months Ended June 30, 2017
Revenues	$308.5	$25.9	$0.4	$334.8
Operating income (loss)	75.4	1.8	(1.0)	76.2
Earnings available for common stock				38.1
Six Months Ended June 30, 2018
Revenues	$607.2	$103.9	$1.4	$712.5
Operating income (loss)	130.5	17.5	(0.6)	147.4
Earnings available for common stock				93.8
Six Months Ended June 30, 2017
Revenues	$629.9	$97.1	$0.9	$727.9
Operating income (loss)	151.0	15.8	(2.0)	164.8
Earnings available for common stock				83.6

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
Corporate Services billings	$44	$43	$85	$82	$34	$32	$67	$63
Sales credited	18	5	23	7	8	2	9	2
Purchases billed	80	96	173	162	20	33	37	67

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Net payables to Corporate Services	$102	$114	$63	$61

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2018	2017	2018	2017
ATC billings to WPL	$26	$27	$53	$53
WPL billings to ATC	3	3	5	6

WPL owed ATC net amounts of $8 million as of June 30, 2018 and $9 million as of December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2017 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

RESULTS OF OPERATIONS

Overview - Alliant Energy’s net income and earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2018		2017
	Income (Loss)	EPS	Income	EPS
Utilities and Corporate Services	$94.8	$0.41	$84.2	$0.37
ATC Holdings	6.7	0.03	6.7	0.03
Non-utility and Parent	(1.1)	(0.01)	3.4	0.01
Alliant Energy Consolidated	$100.4	$0.43	$94.3	$0.41

The table above includes EPS for utilities and Corporate Services, ATC Holdings, and non-utility and parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Alliant Energy’s, IPL’s and WPL’s net income increased by $6 million, $9 million and $2 million, respectively, for the three-month period. Alliant Energy’s increase was primarily due to higher retail electric sales due to warmer temperatures in the second quarter of 2018 compared to the same period in 2017, and higher margins resulting from IPL’s and WPL’s increasing rate base. These items were partially offset by higher depreciation expense and the timing of operation and maintenance expenses. Additional earnings details for the three and six months ended June 30, 2018 and 2017 are discussed below.

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

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2018	2017	2018	2017	2018	2017
Operating income	$151.2	$153.7	$77.7	$68.1	$63.4	$76.2

Electric utility revenues	$726.3	$680.9	$422.1	$372.4	$304.2	$308.5
Electric production fuel and purchased power expenses	(208.5)	(184.3)	(116.9)	(98.0)	(91.6)	(86.3)
Electric transmission service expense	(119.7)	(117.6)	(84.4)	(75.1)	(35.3)	(42.5)
Utility Electric Margin (non-GAAP)	398.1	379.0	220.8	199.3	177.3	179.7

Gas utility revenues	68.6	62.6	42.2	36.7	26.4	25.9
Cost of gas sold	(27.5)	(28.3)	(16.8)	(16.9)	(10.7)	(11.4)
Utility Gas Margin (non-GAAP)	41.1	34.3	25.4	19.8	15.7	14.5

Other utility revenues	10.7	11.5	10.5	11.1	0.2	0.4
Non-utility revenues	10.5	10.3	—	—	—	—
Other operation and maintenance expenses	(158.0)	(140.7)	(97.0)	(87.6)	(62.3)	(54.1)
Depreciation and amortization expenses	(127.0)	(115.0)	(70.5)	(61.2)	(55.5)	(52.8)
Taxes other than income tax expense	(24.2)	(25.7)	(11.5)	(13.3)	(12.0)	(11.5)
Operating income	$151.2	$153.7	$77.7	$68.1	$63.4	$76.2

	Alliant Energy		IPL		WPL
Six Months	2018	2017	2018	2017	2018	2017
Operating income	$316.9	$300.9	$153.3	$119.4	$147.4	$164.8

Electric utility revenues	$1,435.0	$1,358.5	$827.8	$728.6	$607.2	$629.9
Electric production fuel and purchased power expenses	(411.7)	(392.1)	(231.5)	(207.5)	(180.2)	(184.6)
Electric transmission service expense	(246.1)	(242.3)	(175.2)	(156.8)	(70.9)	(85.5)
Utility Electric Margin (non-GAAP)	777.2	724.1	421.1	364.3	356.1	359.8

Gas utility revenues	254.2	216.9	150.3	119.8	103.9	97.1
Cost of gas sold	(138.7)	(120.5)	(77.4)	(64.7)	(61.3)	(55.8)
Utility Gas Margin (non-GAAP)	115.5	96.4	72.9	55.1	42.6	41.3

Other utility revenues	23.9	23.2	22.5	22.3	1.4	0.9
Non-utility revenues	19.3	20.6	—	—	—	—
Other operation and maintenance expenses	(320.4)	(289.3)	(202.5)	(180.8)	(118.6)	(108.5)
Depreciation and amortization expenses	(247.4)	(222.0)	(135.3)	(114.8)	(110.1)	(105.2)
Taxes other than income tax expense	(51.2)	(52.1)	(25.4)	(26.7)	(24.0)	(23.5)
Operating income	$316.9	$300.9	$153.3	$119.4	$147.4	$164.8

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2018 compared to the same periods in 2017 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (refer to details below)	$19	$22	($2)	$53	$57	($4)
Total higher utility gas margin variance (refer to details below)	7	6	1	19	18	1
Total higher other operation and maintenance expenses variance (refer to details below)	(17)	(9)	(8)	(31)	(22)	(10)
Total higher depreciation and amortization expense, primarily due to new IPL depreciation rates effective May 2018 and additional plant in service in 2017 and 2018. Depreciation commenced on IPL’s Marshalltown Generating Station in April 2017.	(12)	(9)	(3)	(25)	(21)	(5)
Other	—	—	(1)	—	2	1
	($3)	$10	($13)	$16	$34	($17)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$646.0	$602.8	6,171	5,936	$59.6	$55.0	7,963	6,667
Sales for resale	68.0	64.8	1,761	1,123	—	—	—	—
Transportation/Other	12.3	13.3	22	24	9.0	7.6	20,612	15,954
	$726.3	$680.9	7,954	7,083	$68.6	$62.6	28,575	22,621
Six Months
Retail	$1,281.3	$1,204.7	12,507	12,129	$233.0	$199.5	31,811	27,227
Sales for resale	128.6	129.2	2,882	2,174	—	—	—	—
Transportation/Other	25.1	24.6	48	50	21.2	17.4	44,673	35,062
	$1,435.0	$1,358.5	15,437	14,353	$254.2	$216.9	76,484	62,289

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$382.3	$335.5	3,553	3,424	$36.0	$31.4	4,086	3,567
Sales for resale	30.9	27.6	1,000	485	—	—	—	—
Transportation/Other	8.9	9.3	9	11	6.2	5.3	8,676	8,978
	$422.1	$372.4	4,562	3,920	$42.2	$36.7	12,762	12,545
Six Months
Retail	$750.9	$662.2	7,222	6,977	$135.8	$107.9	16,778	14,359
Sales for resale	60.6	49.9	1,527	835	—	—	—	—
Transportation/Other	16.3	16.5	18	21	14.5	11.9	19,899	19,718
	$827.8	$728.6	8,767	7,833	$150.3	$119.8	36,677	34,077

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$263.7	$267.3	2,618	2,512	$23.6	$23.6	3,877	3,100
Sales for resale	37.1	37.2	761	638	—	—	—	—
Transportation/Other	3.4	4.0	13	13	2.8	2.3	11,936	6,976
	$304.2	$308.5	3,392	3,163	$26.4	$25.9	15,813	10,076
Six Months
Retail	$530.4	$542.5	5,285	5,152	$97.2	$91.6	15,033	12,868
Sales for resale	68.0	79.3	1,355	1,339	—	—	—	—
Transportation/Other	8.8	8.1	30	29	6.7	$5.5	24,774	15,344
	$607.2	$629.9	6,670	6,520	$103.9	$97.1	39,807	28,212

Temperatures - Heating degree days (HDD) and cooling degree days (CDD) are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD. The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2018	2017	Resulting Impact in 2018 Compared to 2017
First quarter (HDD)	2% colder than normal	13% warmer than normal	Increase in IPL’s and WPL’s electric and gas sales due to higher demand by customers for heating
Second quarter (CDD)	63% warmer than normal	2% cooler - 13% warmer than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2018	2017	Change	2018	2017	Change	2018	2017	Change	2018	2017	Change
IPL	$14	$1	$13	$14	($4)	$18	$1	$—	$1	$1	($3)	$4
WPL	6	(1)	7	7	(5)	12	—	—	—	1	(2)	3
Total Alliant Energy	$20	$—	$20	$21	($9)	$30	$1	$—	$1	$2	($5)	$7

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	$20	$13	$7	$30	$18	$12
Higher margins at IPL from the impact of its 2016 Test Year retail electric base rate increases (Refer to Note 2 for details)	5	5	—	28	28	—
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills	11	11	—	28	28	—
Lower transmission cost recovery amortization at WPL (a)	7	—	7	13	—	13
Changes in electric fuel-related costs, net of recoveries at WPL (b)	2	—	2	8	—	8
Decrease in revenues due to deferral of higher taxes collected to be returned to customers (deferral is offset by lower tax expense from the effects of Federal Tax Reform) (Refer to Note 2 for details)	(17)	(7)	(10)	(34)	(14)	(20)
Lower wholesale margins at WPL primarily due to the expiration of wholesale power supply agreements in 2017	(3)	—	(3)	(10)	—	(10)
Other	(6)	—	(5)	(10)	(3)	(7)
	$19	$22	($2)	$53	$57	($4)

(a)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in electric transmission cost recovery amortizations for 2018.

(b)
WPL estimates the decrease to electric margins from amounts within the approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year was approximately $6 million for the six months ended June 30, 2017. The impact to electric margins from amounts within the bandwidth was an increase of $2 million for both the three and six months ended June 30, 2018.

Electric Sales Trends - Alliant Energy’s retail electric sales volumes increased 4% and 3% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The increase was primarily due to the impact of higher residential and commercial sales due to colder temperatures during the three months ended March 31, 2018 and extreme temperatures during the three months ended June 30, 2018, compared to the same periods in 2017. April 2018 HDDs were much higher than normal, and May 2018 and June 2018 CDDs were much higher than normal.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses)	$3	$3	$—	$10	$10	$—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	1	1	—	7	4	3
Higher margins at IPL from the impact of its 2017 Test Year interim retail gas base rate increase (Refer to Note 2 for details)	1	1	—	1	1	—
Other	2	1	1	1	3	(2)
	$7	$6	$1	$19	$18	$1

Other Operation and Maintenance Expenses - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher generation operation and maintenance expenses, primarily due to timing of expenditures	($5)	$—	($5)	($10)	($3)	($7)
Higher performance compensation expense	(8)	(5)	(3)	(9)	(5)	(3)
Higher energy efficiency expense at IPL (primarily offset by gas revenues)	(2)	(2)	—	(8)	(8)	—
Other	(2)	(2)	—	(4)	(6)	—
	($17)	($9)	($8)	($31)	($22)	($10)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($9)	($3)	($2)	($15)	($5)	($3)
Higher (lower) AFUDC primarily due to increased (decreased) construction work in progress balances, including new wind generation	8	4	4	6	(3)	9
Higher equity income primarily related to increased earnings from the non-utility wind farm in Oklahoma (Refer to Note 5 for details)	—	—	—	9	—	—
Other	2	1	2	4	2	2
	$1	$2	$4	$4	($6)	$8

Income Taxes - Refer to Note 9 for details of effective income tax rates from continuing operations.

STRATEGIC OVERVIEW

The strategic overview summary included in the 2017 Form 10-K has not changed materially, except as described below.

Generation Plans -
Wind Generation - The strategic plan includes the planned development of up to 1,200 MW of wind generation in aggregate (up to 1,000 MW at IPL and up to 200 MW at WPL).

IPL’s Expansion of Wind Generation - In April 2018, IPL received approval from the IUB for advance rate-making principles for up to 500 MW of new wind generation, which is in addition to the 500 MW of new generation approved by the IUB in October 2016. The April 2018 IUB decision approved IPL’s requested advance rate-making principles, except for the return on common equity for the calculation of AFUDC during the construction period, of which the IUB approved a return of 9.6%.

IPL currently has on-going, new wind generation development of up to 1,000 MW utilizing the following wind sites:

Wind Site	Nameplate Capacity	Location
Upland Prairie	Up to 300 MW	Clay and Dickinson Counties, Iowa
Richland	Up to 210 MW	Sac County, Iowa
Golden Plains	Up to 200 MW	Winnebago and Kossuth Counties, Iowa
Whispering Willow Expansion	Up to 200 MW	Franklin County, Iowa
English Farms	Up to 170 MW	Poweshiek County, Iowa

WPL’s Expansion of Wind Generation - In May 2018, WPL filed for approval from the PSCW to own up to 150 MW of new wind generation in Kossuth County, Iowa. WPL has entered into an agreement to purchase the wind farm after development is complete, pending approval from the PSCW, which is currently expected in early 2019. If approved, construction is currently expected to start in summer 2019.

Refer to Note 3 for discussion of WPL’s April 2018 acquisition of 55 MW of the Forward Wind Energy Center.

Coal-Fired Generation -
Plant Retirement - Refer to Note 2 for discussion of the June 2018 retirement of IPL’s M.L. Kapp Unit 2.

RATE MATTERS

The rate matters summary included in the 2017 Form 10-K has not changed materially, except as described below.

Retail Base Rate Filings -
WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - In August 2018, the PSCW issued a decision approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervener groups. Under the settlement, WPL retail electric and gas base rates will not change through the end of 2020. Retail electric revenue requirements resulting from increasing investments in rate base (including West Riverside) are being offset by lower fuel-related costs and Federal Tax Reform refunds. Retail gas revenue requirements resulting from increasing investments in rate base are being offset by Federal Tax Reform refunds. Any changes granted from this decision will be effective January 1, 2019. The fuel-related cost component of WPL’s retail electric rates for 2020 will be addressed in a separate filing, which is currently expected to occur in the second or third quarter of 2019.

WPL’s settlement maintains the currently authorized return on common equity (ROE) of 10.0% and extends, with certain modifications, an earnings sharing mechanism through 2020. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory ROE exceeds 10.25% during the 2019 and 2020 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 10.75%, and 100% of any excess earnings above 10.75%. The settlement was calculated based on the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC); Net Investment Rate Base (NIRB)):

Utility	Test	Regulatory Capital Structure			After-tax	Return on	Average Rate Base
Type	Period	CE	LD	SD	WACC	NIRB (a)	(in millions) (b)
Electric	2019	52.6%	43.5%	3.9%	7.47%	6.95%	$3,507
Electric	2020	52.5%	43.8%	3.7%	7.44%	7.08%	3,955
Gas	2019	52.6%	43.5%	3.9%	7.47%	6.84%	363
Gas	2020	52.5%	43.8%	3.7%	7.44%	6.97%	387

(a)	Return on NIRB includes an adjustment to the after-tax WACC to account for working capital, including impacts from Federal Tax Reform reclassifications of excess deferred taxes.

(b)
Average rate base amounts reflect WPL’s allocated retail share of rate base and do not include construction work in progress or a cash working capital allowance, and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected construction work in progress and a cash working capital allowance by adjusting the percentage return on rate base.

IPL’s Retail Gas Rate Review (2017 Test Year) - Refer to Note 2 for discussion of the request IPL filed with the IUB in May 2018 to increase annual gas base rates for its Iowa retail gas customers and the subsequent interim retail gas rate increase, which was implemented effective May 14, 2018.

IPL’s Retail Electric Rate Review (2016 Test Year) - Refer to Note 2 for discussion of IPL’s final annual retail electric rate increase for the 2016 Test Year, which was effective May 1, 2018.

Federal Tax Reform - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Federal Tax Reform. In April 2018, the IUB issued an order on IPL’s electric and gas Federal Tax Reform proposals. The IUB order approved the return of approximately $35 million of estimated annual tax benefits for 2018 to IPL’s retail electric customers utilizing the tax benefit rider effective May 1, 2018. These benefits are subject to true-up. For the three months ended June 30, 2018, $7 million of tax benefits were returned to IPL’s retail electric customers. The IUB order also approved the return of approximately $3 million of estimated annual tax benefits for 2018 to IPL’s retail gas customers utilizing interim rates implemented May 14, 2018 for IPL’s 2017 Test Year gas rate review. These benefits are subject to further review by the IUB. Lastly, the IUB order determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform (approximately $365 million revenue requirement) will be addressed in IPL’s current and future retail electric and gas rate reviews.

In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts since January 1, 2018 resulting from Federal Tax Reform. In May 2018, the PSCW issued an order directing WPL to return annual tax benefits for 2018 to WPL’s retail electric and gas customers. WPL is refunding a total of $36 million and $4 million in 2018 to its retail electric and gas customers, respectively. The estimated tax benefits related to the first half of 2018 were provided as a one-time credit of $18 million and $2 million on WPL’s retail electric and gas customers’ June 2018 bills, respectively. Thereafter, WPL currently expects to provide a monthly refund equal to one-twelfth of the estimated annual tax benefits for 2018 to its retail electric and gas customers through the end of 2018. The PSCW decision also determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform (approximately $460 million revenue requirement) will be addressed in WPL’s current and future retail electric and gas rate reviews.

In March 2018, FERC issued an order granting a waiver request filed in February 2018 by a group of MISO transmission owners, including ITC Midwest LLC and ATC, allowing transmission rates to be updated to reflect the impacts resulting from Federal Tax Reform. As a result, beginning in March 2018, amounts billed by ITC Midwest LLC and ATC decreased due to the impacts from Federal Tax Reform. IPL and WPL currently expect lower electric transmission service expense of approximately $35 million and $10 million, respectively, in 2018 due to Federal Tax Reform. IPL began providing the benefits of the lower transmission service expenses to its electric customers utilizing the transmission cost recovery mechanism effective May 1, 2018. WPL will defer the benefits of the lower transmission service expenses from Federal Tax Reform until a future electric rate review. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms, they currently do not expect that any changes to electric transmission service costs billed by ITC Midwest LLC and ATC, respectively, will have a material impact on their financial condition and results of operations.

Iowa Tax Reform - Refer to Note 2 for discussion of changes to the Iowa state income tax rate due to Iowa tax reform enacted in May 2018 and the resulting impact on Alliant Energy’s and IPL’s financial statements.

Iowa Energy Legislation - In May 2018, Iowa enacted new energy-related legislation. The most significant provisions of the legislation for Alliant Energy and IPL include the option for energy providers to use a forward-looking test year instead of the current historical test year approach for electric and gas rate reviews, and adjustment of electric transmission service costs through a permanent transmission rider.

IPL’s Duane Arnold Energy Center Purchased Power Agreement - In 2012, IPL entered into a nuclear generation PPA for the purchase of approximately 430 MW of capacity and the resulting energy from DAEC for a term from February 2014 through December 2025. In July 2018, IPL entered into an amendment to shorten the term of the DAEC PPA by five years in exchange for a $110 million buyout payment by IPL in September 2020, which would change Alliant Energy’s and IPL’s future commitments related to the DAEC PPA. To replace some of the energy from DAEC, IPL entered into four new PPAs with expected 20-year terms beginning in 2020 and 2021 for the purchase of approximately 340 MW of energy in aggregate from existing Iowa wind farms that are expected to be repowered. The amendment to shorten the term of the DAEC PPA and the four new wind PPAs are expected to provide significant energy cost savings to IPL customers.

In July 2018, IPL filed an application with the IUB for approval to recover the buyout payment from IPL’s retail customers over a five-year period at IPL’s pre-tax weighted average cost of capital in effect at the time recovery commences. Three of the four wind PPAs and the amendment to the DAEC PPA are contingent upon IUB approval of IPL’s application regarding the recovery of the buyout payment. IPL requested a decision from the IUB on its application by November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2017 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2018, Alliant Energy had $5 million of cash and cash equivalents, $793 million ($344 million at the parent company, $125 million at IPL and $324 million at WPL) of available capacity under the revolving credit facility and $61 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2018 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Federal Tax Reform - Refer to “Rate Matters” for discussion of actual and expected refunds in 2018 to IPL’s and WPL’s retail electric and gas customers related to tax benefits resulting from Federal Tax Reform.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2018	2017	2018	2017	2018	2017
Cash, cash equivalents and restricted cash, January 1	$33.9	$13.1	$7.2	$4.2	$24.2	$6.9
Cash flows from (used for):
Operating activities	(65.0)	127.5	(326.7)	(106.6)	225.9	229.9
Investing activities	(178.5)	(251.9)	160.4	68.6	(325.5)	(322.4)
Financing activities	221.6	123.5	164.4	38.6	80.0	91.1
Net increase (decrease)	(21.9)	(0.9)	(1.9)	0.6	(19.6)	(1.4)
Cash, cash equivalents and restricted cash, June 30	$12.0	$12.2	$5.3	$4.8	$4.6	$5.5

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Changes in the sales of accounts receivable at IPL	($222)	($222)	$—
Refunds received from ITC Midwest LLC and ATC in 2017	(50)	(39)	(11)
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	37	22	15
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017, final retail electric base rate increase effective May 1, 2018, and interim retail gas base rate increase effective May 14, 2018	29	29	—
Other (primarily due to other changes in working capital)	13	(10)	(8)
	($193)	($220)	($4)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	$197	$197	$—
Higher utility construction expenditures (a)	(134)	(101)	(2)
Other	10	(4)	(1)
	$73	$92	($3)

(a)
Largely due to higher expenditures for IPL’s and WPL’s expansion of wind generation and IPL’s advanced metering infrastructure, partially offset by lower expenditures for IPL’s Marshalltown Generating Station, IPL’s and WPL’s electric and gas distribution systems, and WPL’s West Riverside Energy Center.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from issuance of long-term debt at AEF	$1,000	$—	$—
Payments to retire long-term debt	(501)	—	—
Net changes in the amount of commercial paper and short-term borrowings outstanding	(372)	85	(159)
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	30	150
Lower net proceeds from common stock issuances	(37)	—	—
Other	8	11	(2)
	$98	$126	($11)

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the six months ended June 30, 2018. Alliant Energy currently expects to issue up to $400 million of common stock in 2019 through one or more offerings and its Shareowner Direct Plan.

Short-term Debt - Refer to Note 7 for discussion of the June 2018 retirement of AEF’s $95 million term loan credit agreement expiring in 2018.

Long-term Debt - Refer to Note 7(b) for discussion of $125 million of commercial paper outstanding at June 30, 2018 classified as long-term debt at Alliant Energy and IPL, $1 billion of long-term debt issued by AEF in the second quarter of 2018 (with Alliant Energy as guarantor), and the June 2018 retirement of AEF’s $500 million term loan credit agreement expiring in 2018. IPL and WPL currently expect to issue up to $500 million and $400 million of long-term debt securities in 2019, respectively.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In May 2018, Moody’s Investors Service changed Alliant Energy’s, IPL’s and WPL’s outlook from stable to negative. These outlook changes are not expected to have a material impact on Alliant Energy’s, IPL’s, and WPL’s liquidity or collateral obligations. Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa1, respectively, for the senior notes issued by AEF in June 2018.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2017 Form 10-K and has not changed materially from the items reported in the 2017 Form 10-K, except for the items described in Note 4.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2017 Form 10-K and has not changed materially from the items reported in the 2017 Form 10-K, except for the items described in Notes 7, 13(a) and 13(b).

OTHER MATTERS

New Accounting Standards - Refer to Note 1(d) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2017 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In June 2018, IPL retired M.L. Kapp Unit 2, which had a net book value of $30 million as of June 30, 2018. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2017 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2018 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2018.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2017 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2018 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	3,779	$40.56	—	N/A
May 1 through May 31	3,956	41.09	—	N/A
June 1 through June 30	280	40.95	—	N/A
	8,015	40.83	—

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
1.1
Distribution Agreement, dated May 18, 2018, among Alliant Energy, Barclays Capital Inc., BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to Alliant Energy’s Form 8-K, filed May 21, 2018 (File No. 1-9894))

3.1	Amended and Restated Bylaws of Alliant Energy, effective July 25, 2018 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed July 26, 2018 (File No. 1-9894))
3.2	Amended and Restated Bylaws of IPL, effective July 25, 2018 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed July 26, 2018 (File No. 1-4117))
3.3	Amended and Restated Bylaws of WPL, effective July 25, 2018 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed July 26, 2018 (File No. 0-337))
4.1
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of August 2018.

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

