Form 10-Q
period 2018-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2018-11-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Number of shares outstanding of each class of common stock as of September 30, 2018:

Alliant Energy Corporation	Common stock, $0.01 par value, 235,936,447 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2017 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2017	IUB	Iowa Utilities Board
AEF	Alliant Energy Finance, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	Allowance for funds used during construction	MISO	Midcontinent Independent System Operator, Inc.
Alliant Energy	Alliant Energy Corporation	MW	Megawatt
ATC	American Transmission Company LLC	MWh	Megawatt-hour
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
DAEC	Duane Arnold Energy Center	NOx	Nitrogen oxide
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
FERC	Federal Energy Regulatory Commission	Riverside	Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	SCR	Selective catalytic reduction
FTR	Financial transmission right	Federal Tax Reform	Tax Cuts and Jobs Act
Fuel-related	Electric production fuel and purchased power	U.S.	United States of America
GAAP	U.S. generally accepted accounting principles	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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

•	federal and state regulatory or governmental actions, including the impact of energy, tax, financial and health care legislation, and regulatory agency orders;

•	ability to obtain necessary regulatory approval for capital projects with acceptable conditions;

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

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the Coal Combustion Residuals Rule, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues:
Electric utility	$861.2	$840.6	$2,296.2	$2,199.1
Gas utility	44.8	45.8	299.0	262.7
Other utility	12.3	11.2	36.2	34.4
Non-utility	10.3	9.3	29.6	29.9
Total revenues	928.6	906.9	2,661.0	2,526.1
Operating expenses:
Electric production fuel and purchased power	227.8	222.6	639.5	614.7
Electric transmission service	129.1	121.0	375.2	363.3
Cost of gas sold	11.3	15.0	150.0	135.5
Other operation and maintenance	148.4	164.3	468.8	453.6
Depreciation and amortization	129.0	120.7	376.4	342.7
Taxes other than income taxes	26.9	27.0	78.1	79.1
Total operating expenses	672.5	670.6	2,088.0	1,988.9
Operating income	256.1	236.3	573.0	537.2
Other (income) and deductions:
Interest expense	63.3	53.9	183.8	159.0
Equity income from unconsolidated investments, net	(9.8)	(10.1)	(41.6)	(32.9)
Allowance for funds used during construction	(18.8)	(9.6)	(51.8)	(36.7)
Other	1.6	4.6	6.0	13.1
Total other (income) and deductions	36.3	38.8	96.4	102.5
Income from continuing operations before income taxes	219.8	197.5	476.6	434.7
Income taxes	11.7	26.1	42.1	64.9
Income from continuing operations, net of tax	208.1	171.4	434.5	369.8
Income from discontinued operations, net of tax	—	—	—	1.4
Net income	208.1	171.4	434.5	371.2
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6	7.7	7.7
Net income attributable to Alliant Energy common shareowners	$205.5	$168.8	$426.8	$363.5
Weighted average number of common shares outstanding (basic and diluted)	235.2	231.0	232.9	229.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.87	$0.73	$1.83	$1.58
Income from discontinued operations, net of tax	—	—	—	0.01
Net income	$0.87	$0.73	$1.83	$1.59
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$205.5	$168.8	$426.8	$362.1
Income from discontinued operations, net of tax	—	—	—	1.4
Net income	$205.5	$168.8	$426.8	$363.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$239.7	$27.9
Accounts receivable, less allowance for doubtful accounts	465.3	482.8
Production fuel, at weighted average cost	61.3	72.3
Gas stored underground, at weighted average cost	43.0	44.5
Materials and supplies, at weighted average cost	106.8	105.6
Regulatory assets	82.2	84.3
Other	126.5	87.7
Total current assets	1,124.8	905.1
Property, plant and equipment, net	12,005.2	11,234.5
Investments:
ATC Holdings	285.9	274.2
Other	138.1	121.9
Total investments	424.0	396.1
Other assets:
Regulatory assets	1,612.5	1,582.4
Deferred charges and other	103.3	69.7
Total other assets	1,715.8	1,652.1
Total assets	$15,269.8	$14,187.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$506.1	$855.7
Commercial paper	136.8	320.2
Other short-term borrowings	—	95.0
Accounts payable	498.1	477.3
Regulatory liabilities	151.7	140.0
Other	255.6	260.8
Total current liabilities	1,548.3	2,149.0
Long-term debt, net (excluding current portion)	5,248.2	4,010.6
Other liabilities:
Deferred tax liabilities	1,575.2	1,478.4
Regulatory liabilities	1,353.9	1,357.2
Pension and other benefit obligations	487.0	504.0
Other	286.8	306.4
Total other liabilities	3,702.9	3,646.0
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 235,936,447 and 231,348,646 shares outstanding	2.4	2.3
Additional paid-in capital	2,038.2	1,845.5
Retained earnings	2,539.5	2,346.0
Accumulated other comprehensive loss	(0.2)	(0.5)
Shares in deferred compensation trust - 377,723 and 463,365 shares at a weighted average cost of $25.27 and $23.91 per share	(9.5)	(11.1)
Total Alliant Energy Corporation common equity	4,570.4	4,182.2
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,770.4	4,382.2
Total liabilities and equity	$15,269.8	$14,187.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$434.5	$371.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	376.4	342.7
Deferred tax expense and tax credits	62.5	102.7
Equity income from unconsolidated investments,net	(41.6)	(32.9)
Other	8.2	25.8
Other changes in assets and liabilities:
Accounts receivable	(325.2)	(268.3)
Regulatory assets	27.4	(108.9)
Accounts payable	(47.3)	3.8
Regulatory liabilities	14.7	(64.8)
Deferred income taxes	32.7	101.0
Other	(100.1)	(21.0)
Net cash flows from operating activities	442.2	451.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,080.2)	(892.5)
Other	(47.8)	(156.9)
Cash receipts on sold receivables	337.2	432.1
Other	(24.9)	(21.8)
Net cash flows used for investing activities	(815.7)	(639.1)
Cash flows from financing activities:
Common stock dividends	(233.3)	(215.7)
Proceeds from issuance of common stock, net	191.3	143.2
Proceeds from issuance of long-term debt	1,500.0	—
Payments to retire long-term debt	(603.1)	(2.5)
Net change in commercial paper and other short-term borrowings	(278.4)	281.2
Other	10.9	(16.3)
Net cash flows from financing activities	587.4	189.9
Net increase in cash, cash equivalents and restricted cash	213.9	2.1
Cash, cash equivalents and restricted cash at beginning of period	33.9	13.1
Cash, cash equivalents and restricted cash at end of period	$247.8	$15.2
Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	($171.6)	($158.5)
Income taxes, net	($5.0)	($11.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$236.2	$197.2
Beneficial interest obtained in exchange for securitized accounts receivable	$243.7	$115.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Electric utility	$509.2	$489.0	$1,337.0	$1,217.6
Gas utility	26.7	27.4	177.0	147.2
Steam and other	11.7	11.0	34.2	33.3
Total revenues	547.6	527.4	1,548.2	1,398.1
Operating expenses:
Electric production fuel and purchased power	122.5	122.5	354.0	330.0
Electric transmission service	92.8	78.2	268.0	235.0
Cost of gas sold	6.4	9.9	83.8	74.6
Other operation and maintenance	94.6	102.4	297.1	283.2
Depreciation and amortization	73.9	66.2	209.2	181.0
Taxes other than income taxes	14.3	14.4	39.7	41.1
Total operating expenses	404.5	393.6	1,251.8	1,144.9
Operating income	143.1	133.8	296.4	253.2
Other (income) and deductions:
Interest expense	30.4	27.9	90.6	83.5
Allowance for funds used during construction	(11.0)	(4.7)	(28.3)	(25.1)
Other	0.5	1.9	2.0	5.3
Total other (income) and deductions	19.9	25.1	64.3	63.7
Income before income taxes	123.2	108.7	232.1	189.5
Income tax benefit	(5.9)	(14.3)	(0.5)	(18.6)
Net income	129.1	123.0	232.6	208.1
Preferred dividend requirements	2.6	2.6	7.7	7.7
Earnings available for common stock	$126.5	$120.4	$224.9	$200.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$232.7	$3.6
Accounts receivable, less allowance for doubtful accounts	277.3	264.9
Production fuel, at weighted average cost	42.6	52.4
Gas stored underground, at weighted average cost	25.4	20.3
Materials and supplies, at weighted average cost	59.3	60.6
Regulatory assets	40.3	41.9
Other	38.0	32.3
Total current assets	715.6	476.0
Property, plant and equipment, net	6,432.9	5,926.2
Other assets:
Regulatory assets	1,209.6	1,189.7
Deferred charges and other	20.1	14.1
Total other assets	1,229.7	1,203.8
Total assets	$8,378.2	$7,606.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250.0	$350.0
Accounts payable	279.0	220.3
Regulatory liabilities	95.9	69.7
Other	173.8	187.7
Total current liabilities	798.7	827.7
Long-term debt, net (excluding current portion)	2,551.8	2,056.0
Other liabilities:
Deferred tax liabilities	933.0	910.7
Regulatory liabilities	666.7	685.7
Pension and other benefit obligations	168.3	173.8
Other	221.0	242.4
Total other liabilities	1,989.0	2,012.6
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,027.8	1,797.8
Retained earnings	777.5	678.5
Total Interstate Power and Light Company common equity	2,838.7	2,509.7
Cumulative preferred stock	200.0	200.0
Total equity	3,038.7	2,709.7
Total liabilities and equity	$8,378.2	$7,606.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$232.6	$208.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	209.2	181.0
Other	(18.6)	26.2
Other changes in assets and liabilities:
Accounts receivable	(353.2)	(328.7)
Regulatory assets	14.0	(107.8)
Accounts payable	(34.5)	11.6
Regulatory liabilities	7.5	(49.6)
Deferred income taxes	22.9	88.9
Other	(41.0)	8.7
Net cash flows from operating activities	38.9	38.4
Cash flows used for investing activities:
Construction and acquisition expenditures	(635.2)	(470.1)
Cash receipts on sold receivables	337.2	432.1
Other	(30.9)	(21.6)
Net cash flows used for investing activities	(328.9)	(59.6)
Cash flows from financing activities:
Common stock dividends	(125.9)	(117.0)
Capital contributions from parent	230.0	100.0
Proceeds from issuance of long-term debt	500.0	—
Payments to retire long-term debt	(100.0)	—
Net change in commercial paper	—	44.0
Other	15.0	(2.6)
Net cash flows from financing activities	519.1	24.4
Net increase in cash, cash equivalents and restricted cash	229.1	3.2
Cash, cash equivalents and restricted cash at beginning of period	7.2	4.2
Cash, cash equivalents and restricted cash at end of period	$236.3	$7.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($89.1)	($84.1)
Income taxes, net	($2.4)	$13.2
Significant non-cash investing and financing activities:
Accrued capital expenditures	$142.4	$71.0
Beneficial interest obtained in exchange for securitized accounts receivable	$243.7	$115.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Electric utility	$352.0	$351.6	$959.2	$981.5
Gas utility	18.1	18.4	122.0	115.5
Other	0.6	0.2	2.0	1.1
Total revenues	370.7	370.2	1,083.2	1,098.1
Operating expenses:
Electric production fuel and purchased power	105.3	100.1	285.5	284.7
Electric transmission service	36.3	42.8	107.2	128.3
Cost of gas sold	4.9	5.1	66.2	60.9
Other operation and maintenance	54.2	63.3	172.8	171.8
Depreciation and amortization	54.1	53.6	164.2	158.8
Taxes other than income taxes	11.7	11.8	35.7	35.3
Total operating expenses	266.5	276.7	831.6	839.8
Operating income	104.2	93.5	251.6	258.3
Other (income) and deductions:
Interest expense	24.2	23.1	73.5	69.1
Allowance for funds used during construction	(7.8)	(4.9)	(23.5)	(11.6)
Other	1.3	2.5	3.4	7.3
Total other (income) and deductions	17.7	20.7	53.4	64.8
Income before income taxes	86.5	72.8	198.2	193.5
Income taxes	10.2	23.0	28.1	60.1
Earnings available for common stock	$76.3	$49.8	$170.1	$133.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6.4	$23.1
Accounts receivable, less allowance for doubtful accounts	180.6	212.2
Production fuel, at weighted average cost	18.7	19.9
Gas stored underground, at weighted average cost	17.6	24.2
Materials and supplies, at weighted average cost	44.5	42.1
Regulatory assets	41.9	42.4
Prepaid gross receipts tax	30.7	41.3
Other	60.5	13.4
Total current assets	400.9	418.6
Property, plant and equipment, net	5,183.3	4,917.9
Other assets:
Regulatory assets	402.9	392.7
Deferred charges and other	57.1	27.3
Total other assets	460.0	420.0
Total assets	$6,044.2	$5,756.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250.0	$—
Commercial paper	38.4	25.0
Accounts payable	162.4	201.7
Regulatory liabilities	55.8	70.3
Other	95.1	99.2
Total current liabilities	601.7	396.2
Long-term debt, net (excluding current portion)	1,584.5	1,833.4
Other liabilities:
Deferred tax liabilities	579.6	522.4
Regulatory liabilities	687.2	671.5
Capital lease obligations - Sheboygan Falls Energy Facility	62.0	70.2
Pension and other benefit obligations	207.0	213.7
Other	175.6	167.6
Total other liabilities	1,711.4	1,645.4
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,309.0	1,109.0
Retained earnings	771.4	706.3
Total Wisconsin Power and Light Company common equity	2,146.6	1,881.5
Total liabilities and equity	$6,044.2	$5,756.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$170.1	$133.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	164.2	158.8
Deferred tax expense and tax credits	50.3	60.1
Other	(12.0)	4.8
Other changes in assets and liabilities:
Accounts receivable	29.7	41.8
Regulatory assets	13.4	(1.1)
Other	(70.2)	(36.6)
Net cash flows from operating activities	345.5	361.2
Cash flows used for investing activities:
Construction and acquisition expenditures	(445.0)	(454.0)
Other	(23.7)	(18.6)
Net cash flows used for investing activities	(468.7)	(472.6)
Cash flows from financing activities:
Common stock dividends	(105.0)	(94.5)
Capital contributions from parent	200.0	40.0
Net change in commercial paper	13.4	172.3
Other	(1.7)	(9.8)
Net cash flows from financing activities	106.7	108.0
Net decrease in cash, cash equivalents and restricted cash	(16.5)	(3.4)
Cash, cash equivalents and restricted cash at beginning of period	24.2	6.9
Cash, cash equivalents and restricted cash at end of period	$7.7	$3.5
Supplemental cash flows information:
Cash paid during the period for:
Interest	($68.5)	($68.1)
Income taxes, net	($11.2)	($20.2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$86.2	$122.3

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including modifications to the presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans in the income statements as discussed in Note 1(d), restricted cash and cash receipts on sold receivables in the cash flows statements as discussed in Note 1(d), and segment reporting as discussed in Note 14.

Discontinued operations reported in Alliant Energy’s income statements is related to various warranty claims associated with the sale of RMT, Inc. in 2013, which have resulted in operating expenses and income subsequent to the sale.

NOTE 1(b) Cash, Cash Equivalents and Restricted Cash - At September 30, 2018, Alliant Energy’s and IPL’s cash and cash equivalents included $228 million of money market fund investments with a 2% interest rate. At September 30, 2018 and December 31, 2017, restricted cash primarily related to deposits with trustees and borrowing requirements in Sheboygan Power, LLC’s debt agreement. Refer to Note 1(d) for discussion of revisions to the cash flows statements to include immaterial restricted cash amounts.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of September 30, 2018, the related amounts accrued for IPL and WPL were not material.

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

Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet for all leases with terms longer than 12 months. The standard also requires disclosure of key information about leasing arrangements. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2019 using the modified retrospective method of adoption, which requires cumulative effect adjustments to the balance sheets on January 1, 2019 upon adoption. Prior period amounts will continue to be reported under the accounting standards in effect for those periods. Alliant Energy, IPL and WPL currently plan to elect the land easement transition practical expedient, for which existing land easements that were not previously accounted for as leases under the original accounting standards do not need to be evaluated under the new accounting standard. In addition, Alliant Energy, IPL and WPL evaluated land easements that were previously accounted for as leases and determined that the majority of these land easements relate to joint-use land sites, and do not currently expect them to meet the criteria for leases under the new accounting standard. Therefore, these land easement arrangements will no longer be reflected as operating leases effective January 1, 2019. Alliant Energy, IPL and WPL will continue to evaluate the impact of this standard and do not currently expect a material change to their financial condition or results of operations as a result of adopting the new lease accounting standard.

Presentation of Net Periodic Pension and Postretirement Benefit Costs - In March 2017, the Financial Accounting Standards Board issued an accounting standard amending the income statement presentation of the components of net periodic benefit costs for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current service cost component from the other components of net periodic benefit costs and present it with other employee compensation costs in the income statement; and (2) include the other components in the income statement outside of operating income. Only the service cost component of net periodic benefit costs is eligible for capitalization into property, plant and equipment; however, IPL and WPL, as rate-regulated entities, capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018 and used the retrospective method of adoption for the presentation requirements and prospective method of adoption for the capitalization requirements. Alliant Energy, IPL and WPL used the actual net periodic benefit costs adjusted for approximately 40% of net periodic benefit costs allocated to capital projects for the retrospective method of adoption for the presentation requirements. The change in presentation resulted in a decrease in “Other operation and maintenance” expenses and an increase in “Other (income) and deductions” in Alliant Energy’s, IPL’s and WPL’s income statements of $4.8 million, $2.0 million and $2.8 million for the three months ended September 30, 2017, and $13.5 million, $5.5 million and $7.9 million for the nine months ended September 30, 2017, respectively.

Cash Flows Statements - In August 2016, the Financial Accounting Standards Board issued an accounting standard providing specific guidance on several cash flow classification matters. The accounting standard requires classification of the consideration received for the beneficial interest obtained for transferring accounts receivable from IPL’s sales of accounts receivable program as an investing activity, instead of an operating activity. Alliant Energy, IPL and WPL retrospectively adopted this standard on January 1, 2018, and use a method of presentation that allocates cash flows between operating and investing activities based on daily transactional activity. For the nine months ended September 30, 2017, Alliant Energy and

IPL reclassified $432.1 million of the related cash received from IPL’s sales of accounts receivable program from operating activities to investing activities based on daily transactional activity. The related impact on Alliant Energy’s and IPL’s cash flows statements for the year ended December 31, 2017 was $461.8 million. For the three months ended March 31, 2018 and the six months ended June 30, 2018, Alliant Energy, IPL and WPL utilized a method of presentation that allocated cash flows between operating and investing activities based on monthly transactional activity. The change in method of presentation to daily transactional activity increases Alliant Energy’s operating cash flows to $156.3 million and $274.4 million, and IPL’s operating cash flows to $1.8 million and $12.8 million, for the three months ended March 31, 2018 and six months ended June 30, 2018, respectively. The change in method of presentation to daily transactional activity increases Alliant Energy’s operating cash flows to $173.5 million and $249.8 million, and IPL’s operating cash flows to $16.1 million and $15.8 million, for the three months ended March 31, 2017 and six months ended June 30, 2017, respectively.

In November 2016, the Financial Accounting Standards Board issued an accounting standard requiring restricted cash to be included within beginning-of-period and end-of-period cash and cash equivalents in the cash flows statements. Alliant Energy, IPL and WPL adopted this standard on January 1, 2018, which was applied retrospectively. Refer to Note 1(b) for further discussion of restricted cash.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Tax-related	$798.3	$778.2	$762.4	$750.5	$35.9	$27.7
Pension and OPEB costs	519.8	548.0	261.2	274.4	258.6	273.6
Asset retirement obligations	111.6	109.3	77.3	72.5	34.3	36.8
EGUs retired early	110.4	63.8	57.2	31.6	53.2	32.2
Derivatives	26.3	45.3	13.3	21.8	13.0	23.5
Emission allowances	24.3	25.5	24.3	25.5	—	—
Other	104.0	96.6	54.2	55.3	49.8	41.3
	$1,694.7	$1,666.7	$1,249.9	$1,231.6	$444.8	$435.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Tax-related	$891.1	$899.4	$389.9	$399.5	$501.2	$499.9
Cost of removal obligations	401.0	410.0	274.0	274.5	127.0	135.5
Electric transmission cost recovery	97.0	90.4	37.9	26.4	59.1	64.0
Commodity cost recovery	20.1	21.0	13.6	14.6	6.5	6.4
IPL’s tax benefit riders	13.0	25.0	13.0	25.0	—	—
Other	83.4	51.4	34.2	15.4	49.2	36.0
	$1,505.6	$1,497.2	$762.6	$755.4	$743.0	$741.8

Tax-related - During the nine months ended September 30, 2018, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repairs expenditures. Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups.

Partially offsetting the increase to tax-related regulatory assets from property-related differences discussed above was a decrease due to the impacts of Iowa tax reform. In May 2018, Iowa tax reform was enacted, resulting in a reduction in the Iowa income tax rate from 12% to 9.8%, effective January 1, 2021 and the elimination of the deduction for federal income taxes, effective January 1, 2022. Alliant Energy’s and IPL’s deferred tax assets and liabilities as of June 30, 2018 were remeasured based upon the new tax rate. Alliant Energy and IPL recorded the net changes from remeasuring deferred tax assets and liabilities as a change in regulatory assets or regulatory liabilities. During the nine months ended September 30, 2018, as a result of Iowa tax reform, Alliant Energy’s and IPL’s tax-related regulatory assets decreased $33.7 million and tax-related regulatory liabilities increased $7.3 million.

Electric generating units retired early - In June 2018, IPL retired the natural gas-fired M.L. Kapp Generating Station and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. The remaining net book value, which was $29 million as of September 30, 2018, is currently included in IPL’s rate base and IPL is earning a return of and a return on the outstanding balance. IPL expects continued recovery of the remaining net book value to be addressed in a future rate review.

In September 2018, WPL retired the coal-fired Edgewater Unit 4 and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and WPL’s balance sheets. The remaining net book value, which was $24 million as of September 30, 2018, is currently included in WPL’s rate base and WPL is earning a return of and a return on the outstanding balance. WPL will continue to recover the remaining net book value of this EGU from both its retail and wholesale customers over a 10-year period beginning January 1, 2019 pursuant to PSCW and FERC orders.

Other - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Federal Tax Reform, such that any over-collections can be refunded to its customers at a future date. Pursuant to IUB approval, the retail electric portion of IPL’s Federal Tax Reform benefits is currently being refunded to customers, beginning May 2018. In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts resulting from Federal Tax Reform since its inception. Pursuant to PSCW approval, the retail electric and gas portions of WPL’s Federal Tax Reform benefits are currently being refunded to customers, beginning June 2018. Alliant Energy, IPL, and WPL refunded Federal Tax Reform benefits of $20 million, $9 million and $11 million for the three months ended September 30, 2018, and $47 million, $16 million and $31 million for the nine months ended September 30, 2018, respectively, which were recorded as a reduction in revenues. As of September 30, 2018, Alliant Energy’s, IPL’s and WPL’s remaining deferrals related to Federal Tax Reform were $22 million, $19 million and $3 million, respectively, which are included in “Other” in the regulatory liabilities table above.

In December 2016, WPL received an order from the PSCW related to its retail electric and gas rate review for the 2017/2018 Test Period. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels in 2018. As of September 30, 2018, Alliant Energy and WPL deferred $12 million of WPL’s 2018 earnings related to this provision, which is included in “Other” in the regulatory liabilities table above.

Utility Rate Reviews -
IPL’s Retail Gas Rate Review (2017 Test Year) - In May 2018, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $20 million, or approximately 8%. The request was based on a 2017 historical Test Year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital projects, partially offset by the benefits of Federal Tax Reform. An interim retail gas rate increase of $11 million, or approximately 5%, on an annual basis, was implemented effective May 14, 2018. The interim rate increase does not require regulatory approval; however, it will be subject to refund pending determination of final rates. In September 2018, IPL and parties to the proceeding filed a unanimous settlement agreement with the IUB, proposing an annual retail gas base rate increase of $14 million, or approximately 6%. IPL currently expects a final decision from the IUB in 2018 with final rates effective by late 2018 or the first quarter of 2019. The IUB must issue a decision on requests for retail rate changes within 10 months from the date the application is filed.

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

WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - In September 2018, the PSCW issued an order approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervener groups. Under the settlement, WPL retail electric and gas base rates will not change from current levels through the end of 2020.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Natural Gas-Fired Generation Project -
WPL’s West Riverside Energy Center - WPL is currently constructing West Riverside, an approximate 730 MW natural gas-fired combined-cycle EGU. Construction began in 2016 and is currently expected to be completed by the end of 2019. As of September 30, 2018, Alliant Energy and WPL recorded capitalized expenditures of $438 million and AFUDC of $35 million for West Riverside in “Property, plant and equipment, net” on their balance sheets. These capital expenditures reflect WPL’s portion of West Riverside. Certain electric cooperatives, which currently have wholesale power supply agreements with WPL, acquired approximately 60 MW of West Riverside in January 2018, and are funding their share of capital expenditures during construction. As part of the electric cooperatives’ acquisitions, the current wholesale power supply agreements with the various electric cooperatives were extended by at least four years until 2026 with automatic continuation of such agreements unless terminated by either party, with a five-year notice requirement.

Wind Generation -
IPL’s Expansion of Wind Generation - IPL currently plans to add up to 1,000 MW of new wind generation to its existing generation portfolio. These wind projects are expected to be placed into service in 2019 and 2020. As of September 30, 2018, Alliant Energy and IPL recorded capitalized expenditures of $645 million and AFUDC of $33 million for this expansion of wind generation in “Property, plant and equipment, net” on their balance sheets.

WPL’s Acquisition of Forward Wind Energy Center (FWEC) - In January 2018 and March 2018, WPL received approval from FERC and the PSCW, respectively, to acquire a partial ownership interest in the assets of FWEC, which is a 129 MW wind farm located in Wisconsin. In April 2018, WPL acquired 55 MW of the FWEC wind farm for approximately $74 million. As of the closing date, the estimated fair value of the assets purchased and the liabilities assumed by WPL were as follows (in millions):

Property, plant and equipment, net	$81
Liabilities	7
Net assets acquired	$74

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2018, IPL amended and extended through March 2021 the purchase commitment from the third party to which it sells its receivables. Effective April 2018, the limit on cash proceeds fluctuates between $90 million and $110 million. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2018, IPL had $109.0 million of available capacity under its sales of accounts receivable program. For the three and nine months ended September 30, 2018 and 2017, IPL’s costs incurred related to the sales of accounts receivable program were not material.

IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2018	2017	2018	2017
Maximum outstanding aggregate cash proceeds	$110.0	$112.0	$116.0	$112.0
Average outstanding aggregate cash proceeds	36.4	66.2	49.8	58.7

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2018	December 31, 2017
Customer accounts receivable	$179.0	$133.8
Unbilled utility revenues	78.2	112.7
Other receivables	0.1	0.3
Receivables sold to third party	257.3	246.8
Less: cash proceeds	1.0	12.0
Deferred proceeds	256.3	234.8
Less: allowance for doubtful accounts	12.6	12.7
Fair value of deferred proceeds	$243.7	$222.1

As of September 30, 2018, outstanding receivables past due under the Receivables Agreement were $35.8 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2018	2017	2018	2017
Collections	$549.5	$347.9	$1,550.2	$1,283.2
Write-offs, net of recoveries	4.9	3.5	12.9	10.4

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2018	2017	2018	2017
ATC Holdings	($8.9)	($10.1)	($25.4)	($32.7)
Non-utility wind farm in Oklahoma	0.1	0.2	(14.5)	0.2
Other	(1.0)	(0.2)	(1.7)	(0.4)
	($9.8)	($10.1)	($41.6)	($32.9)

Non-utility Wind Farm in Oklahoma - Alliant Energy’s interest in a non-utility wind farm in Oklahoma commenced in July 2017. As a result, there was no corresponding equity income recognized during the first half of 2017. The equity income recognized during the nine months ended September 30, 2018 was primarily related to the impacts of Federal Tax Reform. The liquidation method utilized to recognize Alliant Energy’s share of the wind farm’s earnings includes utilizing the federal income tax rate in effect as of the end of the measurement period. The lower federal income tax rate effective as of January 1, 2018 resulted in an acceleration of earnings attributable to Alliant Energy’s interest in the Oklahoma wind farm. This increase in earnings is expected to reverse over time.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2018	231,348,646
At-the-market offering program	4,171,013
Shareowner Direct Plan issuances	450,133
Equity-based compensation plans (Note 10(b))	5,078
Other	(38,423)
Shares outstanding, September 30, 2018	235,936,447

Dividends declared per common share for Alliant Energy were $0.335 and $1.005 for the three and nine months ended September 30, 2018, and $0.315 and $0.945 for the three and nine months ended September 30, 2017.

At-the-market Offering Program - In May 2018, Alliant Energy filed a prospectus supplement under which it may sell up to $175 million of its common stock through an at-the-market offering program. As of September 30, 2018, Alliant Energy issued 4,171,013 shares of common stock through this program and received cash proceeds of $173 million, net of $2 million in fees and commissions. The proceeds from the issuances of common stock were used for general corporate purposes. Alliant Energy currently has no plans to issue any additional common stock through this at-the-market offering program.

Comprehensive Income - For the three and nine months ended September 30, 2018 and 2017, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2018 and 2017, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Note 7(a) Short-term Debt - Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

September 30, 2018	Alliant Energy	IPL	WPL
Commercial paper outstanding	$136.8	$—	$38.4
Commercial paper weighted average interest rates	2.4%	N/A	2.2%
Available credit facility capacity	$863.2	$250.0	$311.6

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2018	2017	2018	2017	2018	2017
Maximum amount outstanding (based on daily outstanding balances)	$153.3	$424.4	$—	$20.0	$75.4	$271.2
Average amount outstanding (based on daily outstanding balances)	$80.8	$386.2	$—	$0.4	$23.1	$217.0
Weighted average interest rates	2.2%	1.3%	N/A	1.4%	2.0%	1.1%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$446.5	$424.4	$31.4	$20.0	$109.4	$271.2
Average amount outstanding (based on daily outstanding balances)	$207.6	$323.9	$1.7	$0.5	$26.6	$144.2
Weighted average interest rates	2.1%	1.1%	2.3%	1.2%	1.9%	1.0%

As discussed in Note 7(b), in June 2018, AEF retired its $95 million term loan credit agreement expiring in 2018.

NOTE 7(b) Long-term Debt - In April 2018, AEF entered into a $300 million variable-rate (2.8% at September 30, 2018) term loan credit agreement (with Alliant Energy as guarantor) and used the proceeds from borrowings under this agreement for general corporate purposes. AEF’s term loan credit agreement expires in April 2020 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

In June 2018, AEF (with Alliant Energy as guarantor) issued $400 million of 3.75% senior notes due 2023 and $300 million of 4.25% senior notes due 2028. The proceeds from the issuances were used by AEF to retire its $500 million and $95 million variable-rate term loan credit agreements expiring in 2018, to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

In September 2018, IPL issued $500 million of 4.1% senior debentures due 2028. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of wind and solar projects. In September 2018 and October 2018, IPL retired its $100 million (5.875%) and $250 million (7.25%) senior debentures, respectively.

NOTE 8. REVENUES
Revenues from Alliant Energy’s, IPL’s and WPL’s utility businesses are primarily from electric and gas sales provided to customers based on approved tariffs or specific contracts with customers. IPL’s and WPL’s primary performance obligations under such arrangements are to deliver electricity and gas, and their customers simultaneously receive and consume the electricity and gas. For such arrangements, revenues are recognized equivalent to the value of the electricity or gas supplied during each period, including amounts billed during each period and changes in amounts estimated to be billed at the end of each period. IPL and WPL apply the right to invoice method to measure progress towards completing performance obligations to transfer electricity and gas to their customers.

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

As of September 30, 2018, revenue expected to be recognized in any future year related to remaining performance obligations is not material, as the majority of revenues are recognized as services are rendered or commodities are delivered, and are from contracts with durations of less than one year. Alliant Energy, IPL and WPL do not have any material contract assets or contract liabilities, or contract acquisition fulfillment costs.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2018	2017	2018	2017	2018	2017
Electric Utility:
Retail - residential	$312.9	$296.4	$180.1	$168.5	$132.8	$127.9
Retail - commercial	215.4	205.9	146.0	137.5	69.4	68.4
Retail - industrial	247.8	243.4	141.4	137.3	106.4	106.1
Wholesale	50.0	63.5	18.2	26.7	31.8	36.8
Bulk power and other	35.1	31.4	23.5	19.0	11.6	12.4
Total Electric Utility	861.2	840.6	509.2	489.0	352.0	351.6
Gas Utility:
Retail - residential	21.8	21.5	12.6	12.0	9.2	9.5
Retail - commercial	11.0	12.9	6.4	7.8	4.6	5.1
Retail - industrial	3.0	3.0	2.0	2.2	1.0	0.8
Transportation/other	9.0	8.4	5.7	5.4	3.3	3.0
Total Gas Utility	44.8	45.8	26.7	27.4	18.1	18.4
Other Utility:
Steam	8.7	8.3	8.7	8.3	—	—
Other utility	3.6	2.9	3.0	2.7	0.6	0.2
Total Other Utility	12.3	11.2	11.7	11.0	0.6	0.2
Non-Utility and Other:
Transportation and other	10.3	9.3	—	—	—	—
Total Non-Utility and Other	10.3	9.3	—	—	—	—
Total revenues	$928.6	$906.9	$547.6	$527.4	$370.7	$370.2

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2018	2017	2018	2017	2018	2017
Electric Utility:
Retail - residential	$820.6	$766.9	$461.6	$414.2	$359.0	$352.7
Retail - commercial	561.7	537.3	371.8	340.6	189.9	196.7
Retail - industrial	675.1	646.2	385.0	350.7	290.1	295.5
Wholesale	146.9	186.3	56.4	71.3	90.5	115.0
Bulk power and other	91.9	62.4	62.2	40.8	29.7	21.6
Total Electric Utility	2,296.2	2,199.1	1,337.0	1,217.6	959.2	981.5
Gas Utility:
Retail - residential	170.1	145.1	100.9	78.7	69.2	66.4
Retail - commercial	87.3	81.4	49.8	44.4	37.5	37.0
Retail - industrial	11.4	10.4	6.1	6.8	5.3	3.6
Transportation/other	30.2	25.8	20.2	17.3	10.0	8.5
Total Gas Utility	299.0	262.7	177.0	147.2	122.0	115.5
Other Utility:
Steam	26.5	25.3	26.5	25.3	—	—
Other utility	9.7	9.1	7.7	8.0	2.0	1.1
Total Other Utility	36.2	34.4	34.2	33.3	2.0	1.1
Non-Utility and Other:
Transportation and other	29.6	29.9	—	—	—	—
Total Non-Utility and Other	29.6	29.9	—	—	—	—
Total revenues	$2,661.0	$2,526.1	$1,548.2	$1,398.1	$1,083.2	$1,098.1

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2018	2017	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefits	6.9	5.7	7.7	6.5	6.2	5.2
Effect of rate-making on property-related differences	(6.3)	(10.1)	(11.5)	(22.6)	(2.1)	(1.9)
Production tax credits	(5.4)	(6.2)	(5.5)	(7.0)	(6.4)	(7.0)
Adjustment for prior period taxes	(5.7)	(2.0)	(10.2)	(3.5)	—	0.8
IPL’s tax benefit riders	(2.3)	(8.3)	(4.8)	(20.9)	—	—
Federal Tax Reform adjustments	(2.5)	—	(0.9)	—	(6.4)	—
Other items, net	(0.4)	(0.9)	(0.6)	(0.7)	(0.5)	(0.5)
Overall income tax rate	5.3%	13.2%	(4.8%)	(13.2%)	11.8%	31.6%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2018	2017	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefits	6.9	5.6	7.7	6.5	6.2	5.1
Effect of rate-making on property-related differences	(6.7)	(9.1)	(12.0)	(20.6)	(2.3)	(1.8)
Production tax credits	(5.4)	(6.0)	(5.4)	(6.8)	(6.6)	(7.0)
Adjustment for prior period taxes	(2.6)	(1.3)	(5.4)	(3.3)	—	0.3
IPL’s tax benefit riders	(2.2)	(8.1)	(4.6)	(20.1)	—	—
Federal Tax Reform adjustments	(1.2)	—	(0.5)	—	(2.8)	—
Other items, net	(1.0)	(1.2)	(1.0)	(0.5)	(1.3)	(0.5)
Overall income tax rate	8.8%	14.9%	(0.2%)	(9.8%)	14.2%	31.1%

Federal Tax Reform Adjustments - In December 2017, Federal Tax Reform was enacted, which had a material impact on Alliant Energy’s, IPL’s and WPL’s financial statements in the fourth quarter of 2017 since changes in tax laws must be recognized in the period in which the law was enacted. During the third quarter of 2018, additional rules were issued, including clarifications of the treatment of bonus depreciation deductions, which impacted the federal income tax return for the calendar year 2017. As result of these clarifying rules, Alliant Energy, IPL and WPL recorded tax benefits of $5.6 million, $1.1 million and $5.5 million, respectively, in the third quarter of 2018.

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2018, Alliant Energy’s, IPL’s and WPL’s deferred tax liabilities increased $96.8 million, $22.3 million and $57.2 million, respectively. The increases were primarily due to property-related differences, which were partially offset by increases in federal credit carryforwards. Alliant Energy’s and IPL’s increases were also partially offset by the effects of Iowa tax reform, which is discussed in Note 2. WPL’s increase was also partially due to the utilization of federal net operating losses.

Carryforwards - At September 30, 2018, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2030-2037	$804	$563	$144
State net operating losses	2018-2038	765	13	2
Federal tax credits	2022-2038	290	129	143

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$3.1	$3.1	$9.1	$9.3	$1.0	$1.2	$3.1	$3.7
Interest cost	11.7	12.7	35.1	38.3	2.0	2.2	5.8	6.5
Expected return on plan assets	(17.4)	(16.3)	(52.3)	(49.1)	(1.5)	(1.5)	(4.5)	(4.6)
Amortization of prior service credit	(0.2)	(0.1)	(0.5)	(0.3)	—	(0.1)	(0.1)	(0.2)
Amortization of actuarial loss	8.8	9.4	26.4	28.2	0.8	1.0	2.5	2.9
Settlement losses (a)	—	0.9	—	0.9	—	—	—	—
	$6.0	$9.7	$17.8	$27.3	$2.3	$2.8	$6.8	$8.3

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.8	$1.8	$5.5	$5.5	$0.4	$0.5	$1.3	$1.6
Interest cost	5.3	5.9	16.0	17.6	0.7	0.8	2.3	2.6
Expected return on plan assets	(8.1)	(7.7)	(24.4)	(23.1)	(1.1)	(1.0)	(3.3)	(3.2)
Amortization of prior service credit	—	—	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	3.7	4.0	11.2	12.1	0.4	0.5	1.0	1.5
	$2.7	$4.0	$8.2	$12.0	$0.4	$0.8	$1.3	$2.5

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.1	$1.2	$3.3	$3.6	$0.4	$0.5	$1.2	$1.4
Interest cost	5.0	5.5	15.1	16.4	0.8	0.9	2.3	2.6
Expected return on plan assets	(7.6)	(7.2)	(22.8)	(21.4)	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of prior service cost (credit)	—	0.1	(0.1)	0.1	—	(0.1)	(0.1)	(0.2)
Amortization of actuarial loss	4.3	4.6	12.9	13.9	0.5	0.4	1.5	1.2
	$2.8	$4.2	$8.4	$12.6	$1.5	$1.5	$4.4	$4.4

(a)	Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Compensation expense	$4.2	$5.1	$12.6	$9.9	$2.4	$2.8	$7.0	$5.4	$1.7	$2.1	$5.1	$4.1
Income tax benefits	1.2	2.1	3.6	4.0	0.7	1.1	2.1	2.2	0.5	0.9	1.4	1.7

As of September 30, 2018, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $8.3 million, $4.6 million and $3.5 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity for the nine months ended September 30, 2018, with amounts representing the target number of awards, was as follows:

	Performance Shares	Performance Units
Nonvested awards, January 1	223,511	71,737
Granted	74,163	19,840
Vested	(90,806)	(31,910)
Forfeited	(905)	(1,906)
Nonvested awards, September 30	205,963	57,761

Vested Awards - During the nine months ended September 30, 2018, certain performance shares and performance units that were granted in 2015 vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares	Performance Units
Performance awards vested	90,806	31,910
Percentage of target number of performance awards	137.5%	137.5%
Aggregate payout value (in millions)	$5.3	$1.4
Payout - cash (in millions)	$4.9	$1.4
Payout - common stock shares issued	5,078	N/A

Fair Value of Awards - At September 28, 2018, Alliant Energy’s common stock closing price was $42.57. Additional information related to fair values of nonvested performance shares and performance units at September 30, 2018, by year of grant, was as follows:

	Performance Shares			Performance Units
	2018 Grant	2017 Grant	2016 Grant	2018 Grant	2017 Grant	2016 Grant
Nonvested awards at target	73,258	65,350	67,355	19,196	18,062	20,503
Estimated payout percentage based on performance criteria	85%	105%	143%	85%	105%	143%
Fair values of each nonvested award	$36.18	$44.70	$60.88	$36.18	$44.70	$60.88

Performance Restricted Stock Units - A summary of the performance restricted stock units activity for the nine months ended September 30, 2018, with amounts representing the target number of units, was as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	132,705	$36.50
Granted	74,163	38.60
Forfeited	(905)	38.60
Nonvested units, September 30	205,963	37.25

Restricted Stock Units - A summary of the restricted stock units activity for the nine months ended September 30, 2018, was as follows:

Nonvested units, January 1	113,749
Granted	63,568
Forfeited	(775)
Nonvested units, September 30	176,542

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. At September 30, 2018, money market fund investments were measured at fair value using quoted market prices on listed exchanges. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$228.0	$228.0	$—	$—	$228.0	$—	$—	$—	$—	$—
Derivatives	48.0	—	16.5	31.5	48.0	25.1	—	4.1	21.0	25.1
Deferred proceeds	243.7	—	—	243.7	243.7	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	22.0	—	14.7	7.3	22.0	41.7	—	8.5	33.2	41.7
Long-term debt (incl. current maturities)	5,754.3	—	6,057.8	2.5	6,060.3	4,866.3	—	5,444.6	2.9	5,447.5
Cumulative preferred stock of IPL	200.0	200.0	—	—	200.0	200.0	203.8	—	—	203.8

IPL	September 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$228.0	$228.0	$—	$—	$228.0	$—	$—	$—	$—	$—
Derivatives	29.1	—	6.7	22.4	29.1	17.1	—	2.0	15.1	17.1
Deferred proceeds	243.7	—	—	243.7	243.7	222.1	—	—	222.1	222.1
Liabilities and equity:
Derivatives	9.7	—	5.5	4.2	9.7	19.4	—	2.9	16.5	19.4
Long-term debt (incl. current maturities)	2,801.8	—	2,916.2	—	2,916.2	2,406.0	—	2,665.7	—	2,665.7
Cumulative preferred stock	200.0	200.0	—	—	200.0	200.0	203.8	—	—	203.8

WPL	September 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$18.9	$—	$9.8	$9.1	$18.9	$8.0	$—	$2.1	$5.9	$8.0
Liabilities:
Derivatives	12.3	—	9.2	3.1	12.3	22.3	—	5.6	16.7	22.3
Long-term debt (incl. current maturities)	1,834.5	—	2,020.9	—	2,020.9	1,833.4	—	2,147.9	—	2,147.9

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2018	2017	2018	2017
Beginning balance, July 1	($10.7)	$9.2	$208.3	$170.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	25.7	(4.3)	—	—
Transfers out of Level 3	15.6	—	—	—
Sales	(0.2)	(0.1)	—	—
Settlements (a)	(6.2)	(8.5)	35.4	(54.7)
Ending balance, September 30	$24.2	($3.7)	$243.7	$115.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$26.1	($4.2)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2018	2017	2018	2017
Beginning balance, January 1	($12.2)	$8.7	$222.1	$211.1
Total net gains (losses) included in changes in net assets (realized/unrealized)	15.7	(31.3)	—	—
Transfers out of Level 3	15.6	12.2	—	—
Purchases	26.7	28.3	—	—
Sales	(0.2)	(0.3)	—	—
Settlements (a)	(21.4)	(21.3)	21.6	(95.8)
Ending balance, September 30	$24.2	($3.7)	$243.7	$115.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$16.5	($29.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2018	2017	2018	2017
Beginning balance, July 1	($4.1)	$17.1	$208.3	$170.0
Total net gains (losses) included in changes in net assets (realized/unrealized)	16.8	(4.4)	—	—
Transfers out of Level 3	10.5	—	—	—
Sales	(0.1)	(0.1)	—	—
Settlements (a)	(4.9)	(7.3)	35.4	(54.7)
Ending balance, September 30	$18.2	$5.3	$243.7	$115.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$16.8	($4.5)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2018	2017	2018	2017
Beginning balance, January 1	($1.4)	$10.1	$222.1	$211.1
Total net gains (losses) included in changes in net assets (realized/unrealized)	7.6	(13.9)	—	—
Transfers out of Level 3	10.5	3.1	—	—
Purchases	19.3	24.6	—	—
Sales	(0.1)	(0.2)	—	—
Settlements (a)	(17.7)	(18.4)	21.6	(95.8)
Ending balance, September 30	$18.2	$5.3	$243.7	$115.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$7.9	($12.6)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2018	2017
Beginning balance, July 1	($6.6)	($7.9)
Total net gains included in changes in net assets (realized/unrealized)	8.9	0.1
Transfers out of Level 3	5.1	—
Sales	(0.1)	—
Settlements	(1.3)	(1.2)
Ending balance, September 30	$6.0	($9.0)
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$9.3	$0.3

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2018	2017
Beginning balance, January 1	($10.8)	($1.4)
Total net gains (losses) included in changes in net assets (realized/unrealized)	8.1	(17.4)
Transfers out of Level 3	5.1	9.1
Purchases	7.4	3.7
Sales	(0.1)	(0.1)
Settlements	(3.7)	(2.9)
Ending balance, September 30	$6.0	($9.0)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$8.6	($16.8)

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

Commodity Contracts - The fair value of electric, natural gas, coal and diesel fuel commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2018	$7.9	$16.3	$5.4	$12.8	$2.5	$3.5
December 31, 2017	(23.5)	11.3	(11.5)	10.1	(12.0)	1.2

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2018, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	331	2018	16,553	2018-2019	179,275	2018-2026	11,922	2018-2021	3,906	2018-2019
IPL	—	—	9,220	2018-2019	83,485	2018-2026	4,849	2018-2021	—	—
WPL	331	2018	7,333	2018-2019	95,790	2018-2026	7,073	2018-2021	3,906	2018-2019

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

	Alliant Energy		IPL		WPL
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current derivative assets	$39.7	$21.1	$26.2	$15.8	$13.5	$5.3
Non-current derivative assets	8.3	4.0	2.9	1.3	5.4	2.7
Current derivative liabilities	7.2	18.7	3.2	5.0	4.0	13.7
Non-current derivative liabilities	14.8	23.0	6.5	14.4	8.3	8.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2018 and December 31, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2018 and December 31, 2017. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation and installation of an SCR system at Ottumwa Unit 1 to reduce NOx emissions at the EGU. WPL’s projects include West Riverside. At September 30, 2018, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $82 million, $26 million and $56 million, respectively.

NOTE 13(b) Other Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase obligations associated with other goods and services. At September 30, 2018, minimum future commitments related to these purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$1,089	$1,063	$26
Natural gas	921	394	527
Coal (b)	169	84	85
Other (c)	43	24	5
	$2,222	$1,565	$643

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

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2018 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2018.

NOTE 13(c) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of September 30, 2018, the present value of the abandonment obligations is estimated at $36 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $90 million as of September 30, 2018 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2018, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At September 30, 2018, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$11	-	$29	$9	-	$25
Current and non-current environmental liabilities	16			13

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

NOTE 14. SEGMENTS OF BUSINESS
In the fourth quarter of 2017, Alliant Energy and WPL modified the segment reporting related to ATC Holdings, consistent with information used by their chief operating decision maker to evaluate performance and allocate resources. As of December 31, 2017, ATC Holdings are no longer included in Alliant Energy’s utility electric operations reportable segment or WPL’s electric operations reportable segment. As a result, all prior period amounts impacted by this change were reclassified to conform to the new presentation. Alliant Energy’s related amounts were reclassified from “Electric Utility” to “ATC Holdings, Non-Utility, Parent and Other” in the table below. There was no resulting change to WPL’s segment reporting for the three and nine months ended September 30, 2017.

Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Revenues	$861.2	$44.8	$12.3	$918.3	$10.3	$928.6
Operating income (loss)	248.7	(2.0)	0.6	247.3	8.8	256.1
Net income attributable to Alliant Energy common shareowners				202.8	2.7	205.5
Three Months Ended September 30, 2017
Revenues	$840.6	$45.8	$11.2	$897.6	$9.3	$906.9
Operating income (loss)	236.7	(1.7)	(7.7)	227.3	9.0	236.3
Net income (loss) attributable to Alliant Energy common shareowners				170.2	(1.4)	168.8

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2018
Revenues	$2,296.2	$299.0	$36.2	$2,631.4	$29.6	$2,661.0
Operating income	510.2	34.9	2.9	548.0	25.0	573.0
Net income attributable to Alliant Energy common shareowners				395.0	31.8	426.8
Nine Months Ended September 30, 2017
Revenues	$2,199.1	$262.7	$34.4	$2,496.2	$29.9	$2,526.1
Operating income (loss)	486.9	31.3	(6.7)	511.5	25.7	537.2
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				333.8	28.3	362.1
Income from discontinued operations, net of tax				—	1.4	1.4
Net income				333.8	29.7	363.5

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2018
Revenues	$509.2	$26.7	$11.7	$547.6
Operating income (loss)	144.7	(3.1)	1.5	143.1
Earnings available for common stock				126.5
Three Months Ended September 30, 2017
Revenues	$489.0	$27.4	$11.0	$527.4
Operating income (loss)	140.0	(1.8)	(4.4)	133.8
Earnings available for common stock				120.4
Nine Months Ended September 30, 2018
Revenues	$1,337.0	$177.0	$34.2	$1,548.2
Operating income	275.7	16.3	4.4	296.4
Earnings available for common stock				224.9
Nine Months Ended September 30, 2017
Revenues	$1,217.6	$147.2	$33.3	$1,398.1
Operating income (loss)	239.2	15.4	(1.4)	253.2
Earnings available for common stock				200.4

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2018
Revenues	$352.0	$18.1	$0.6	$370.7
Operating income (loss)	104.0	1.1	(0.9)	104.2
Earnings available for common stock				76.3
Three Months Ended September 30, 2017
Revenues	$351.6	$18.4	$0.2	$370.2
Operating income (loss)	96.7	0.1	(3.3)	93.5
Earnings available for common stock				49.8
Nine Months Ended September 30, 2018
Revenues	$959.2	$122.0	$2.0	$1,083.2
Operating income (loss)	234.5	18.6	(1.5)	251.6
Earnings available for common stock				170.1
Nine Months Ended September 30, 2017
Revenues	$981.5	$115.5	$1.1	$1,098.1
Operating income (loss)	247.7	15.9	(5.3)	258.3
Earnings available for common stock				133.4

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017
Corporate Services billings	$43	$48	$128	$130	$33	$37	$100	$100
Sales credited	11	8	34	15	7	6	16	8
Purchases billed	95	109	268	271	19	32	56	99

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Net payables to Corporate Services	$109	$114	$65	$61

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2018	2017	2018	2017
ATC billings to WPL	$26	$26	$79	$79
WPL billings to ATC	3	2	8	8

WPL owed ATC net amounts of $8 million as of September 30, 2018 and $9 million as of December 31, 2017.

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

RESULTS OF OPERATIONS

Overview - Alliant Energy’s net income and earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2018		2017
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$206.3	$0.88	$173.6	$0.75
ATC Holdings	6.3	0.03	6.1	0.03
Non-utility and Parent	(7.1)	(0.04)	(10.9)	(0.05)
Alliant Energy Consolidated	$205.5	$0.87	$168.8	$0.73

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

Alliant Energy’s, IPL’s and WPL’s net income increased by $37 million, $6 million and $27 million, respectively, for the three-month period. Alliant Energy’s increase was primarily due to higher retail electric sales due to warmer temperatures in the third quarter of 2018 compared to the same period in 2017, higher margins resulting from IPL’s and WPL’s increasing rate base, and higher AFUDC. These items were partially offset by higher depreciation expense. Additional earnings details for the three and nine months ended September 30, 2018 and 2017 are discussed below.

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

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2018	2017	2018	2017	2018	2017
Operating income	$256.1	$236.3	$143.1	$133.8	$104.2	$93.5

Electric utility revenues	$861.2	$840.6	$509.2	$489.0	$352.0	$351.6
Electric production fuel and purchased power expenses	(227.8)	(222.6)	(122.5)	(122.5)	(105.3)	(100.1)
Electric transmission service expense	(129.1)	(121.0)	(92.8)	(78.2)	(36.3)	(42.8)
Utility Electric Margin (non-GAAP)	504.3	497.0	293.9	288.3	210.4	208.7

Gas utility revenues	44.8	45.8	26.7	27.4	18.1	18.4
Cost of gas sold	(11.3)	(15.0)	(6.4)	(9.9)	(4.9)	(5.1)
Utility Gas Margin (non-GAAP)	33.5	30.8	20.3	17.5	13.2	13.3

Other utility revenues	12.3	11.2	11.7	11.0	0.6	0.2
Non-utility revenues	10.3	9.3	—	—	—	—
Other operation and maintenance expenses	(148.4)	(164.3)	(94.6)	(102.4)	(54.2)	(63.3)
Depreciation and amortization expenses	(129.0)	(120.7)	(73.9)	(66.2)	(54.1)	(53.6)
Taxes other than income tax expense	(26.9)	(27.0)	(14.3)	(14.4)	(11.7)	(11.8)
Operating income	$256.1	$236.3	$143.1	$133.8	$104.2	$93.5

	Alliant Energy		IPL		WPL
Nine Months	2018	2017	2018	2017	2018	2017
Operating income	$573.0	$537.2	$296.4	$253.2	$251.6	$258.3

Electric utility revenues	$2,296.2	$2,199.1	$1,337.0	$1,217.6	$959.2	$981.5
Electric production fuel and purchased power expenses	(639.5)	(614.7)	(354.0)	(330.0)	(285.5)	(284.7)
Electric transmission service expense	(375.2)	(363.3)	(268.0)	(235.0)	(107.2)	(128.3)
Utility Electric Margin (non-GAAP)	1,281.5	1,221.1	715.0	652.6	566.5	568.5

Gas utility revenues	299.0	262.7	177.0	147.2	122.0	115.5
Cost of gas sold	(150.0)	(135.5)	(83.8)	(74.6)	(66.2)	(60.9)
Utility Gas Margin (non-GAAP)	149.0	127.2	93.2	72.6	55.8	54.6

Other utility revenues	36.2	34.4	34.2	33.3	2.0	1.1
Non-utility revenues	29.6	29.9	—	—	—	—
Other operation and maintenance expenses	(468.8)	(453.6)	(297.1)	(283.2)	(172.8)	(171.8)
Depreciation and amortization expenses	(376.4)	(342.7)	(209.2)	(181.0)	(164.2)	(158.8)
Taxes other than income tax expense	(78.1)	(79.1)	(39.7)	(41.1)	(35.7)	(35.3)
Operating income	$573.0	$537.2	$296.4	$253.2	$251.6	$258.3

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (refer to details below)	$7	$6	$2	$60	$62	($2)
Total higher utility gas margin variance (refer to details below)	3	3	—	22	21	1
Total (higher) lower other operation and maintenance expenses variance (refer to details below)	16	8	9	(15)	(14)	(1)
Higher depreciation and amortization expense, primarily due to new IPL depreciation rates effective May 2018 and additional plant in service in 2017 and 2018. Depreciation commenced on IPL’s Marshalltown Generating Station in April 2017.	(13)	(13)	(1)	(39)	(33)	(5)
Lower depreciation expense at IPL due to write-down of regulatory assets in 2017 resulting from the IPL electric rate review settlement	5	5	—	5	5	—
Other	2	—	1	3	2	—
	$20	$9	$11	$36	$43	($7)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$776.1	$745.7	6,892	6,722	$35.8	$37.4	3,867	3,744
Sales for resale	70.2	75.6	1,675	1,390	—	—	—	—
Transportation/Other	14.9	19.3	19	22	9.0	8.4	23,213	19,787
	$861.2	$840.6	8,586	8,134	$44.8	$45.8	27,080	23,531
Nine Months
Retail	$2,057.4	$1,950.4	19,399	18,851	$268.8	$236.9	35,678	30,971
Sales for resale	198.8	204.8	4,557	3,564	—	—	—	—
Transportation/Other	40.0	43.9	67	72	30.2	25.8	67,886	54,849
	$2,296.2	$2,199.1	24,023	22,487	$299.0	$262.7	103,564	85,820

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$467.5	$443.3	3,838	3,784	$21.0	$22.0	2,060	2,189
Sales for resale	31.0	33.6	917	692	—	—	—	—
Transportation/Other	10.7	12.1	10	9	5.7	5.4	8,994	9,374
	$509.2	$489.0	4,765	4,485	$26.7	$27.4	11,054	11,563
Nine Months
Retail	$1,218.4	$1,105.5	11,060	10,761	$156.8	$129.9	18,838	16,548
Sales for resale	91.6	83.5	2,444	1,527	—	—	—	—
Transportation/Other	27.0	28.6	28	30	20.2	17.3	28,893	29,092
	$1,337.0	$1,217.6	13,532	12,318	$177.0	$147.2	47,731	45,640

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Retail	$308.6	$302.4	3,054	2,938	$14.8	$15.4	1,807	1,555
Sales for resale	39.2	42.0	758	698	—	—	—	—
Transportation/Other	4.2	7.2	9	13	3.3	3.0	14,219	10,413
	$352.0	$351.6	3,821	3,649	$18.1	$18.4	16,026	11,968
Nine Months
Retail	$839.0	$844.9	8,339	8,090	$112.0	$107.0	16,840	14,423
Sales for resale	107.2	121.3	2,113	2,037	—	—	—	—
Transportation/Other	13.0	15.3	39	42	10.0	$8.5	38,993	25,757
	$959.2	$981.5	10,491	10,169	$122.0	$115.5	55,833	40,180

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

	2018	2017	Resulting Impact in 2018 Compared to 2017
First quarter (HDD)	2% colder than normal	13% warmer than normal	Increase in IPL’s and WPL’s electric and gas sales due to higher demand by customers for heating
Second quarter (CDD)	63% warmer than normal	2% cooler - 13% warmer than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling
Third quarter (CDD)	10% warmer than normal	7% - 14% cooler than normal	Increase in IPL’s and WPL’s electric sales due to higher demand by customers for air cooling

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2018	2017	Change	2018	2017	Change	2018	2017	Change	2018	2017	Change
IPL	$4	($4)	$8	$18	($8)	$26	$—	$—	$—	$1	($3)	$4
WPL	3	(4)	7	10	(9)	19	—	(1)	1	1	(3)	4
Total Alliant Energy	$7	($8)	$15	$28	($17)	$45	$—	($1)	$1	$2	($6)	$8

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	$15	$8	$7	$45	$26	$19
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills	12	12	—	40	40	—
Higher margins at IPL from the impact of its 2016 Test Year retail electric base rate increases (Refer to Note 2 for details)	8	8	—	36	36	—
Lower transmission cost recovery amortization at WPL (a)	7	—	7	20	—	20
Changes in electric fuel-related costs, net of recoveries at WPL (b)	3	—	3	11	—	11
Decrease in revenues due to deferral of higher taxes collected to be returned to customers (deferral is offset by lower tax expense from the effects of Federal Tax Reform) (Refer to Note 2 for details)	(31)	(20)	(11)	(65)	(34)	(31)
Lower wholesale margins at WPL primarily due to the expiration of wholesale power supply agreements in 2017	(1)	—	(1)	(11)	—	(11)
Other (primarily includes reduction in WPL’s margins due to its earnings sharing mechanism (Refer to Note 2 for details))	(6)	(2)	(3)	(16)	(6)	(10)
	$7	$6	$2	$60	$62	($2)

(a)	The December 2016 PSCW order for WPL’s 2017/2018 Test Period electric and gas base rate review authorized changes in electric transmission cost recovery amortizations for 2018.

(b)
WPL estimates the decrease to electric margins from amounts within the PSCW approved bandwidth of plus or minus 2% of forecasted fuel-related expenses was approximately $6 million for the nine months ended September 30, 2017. The impact to electric margins from amounts within the bandwidth was an increase of approximately $3 million and $5 million for the three and nine months ended September 30, 2018, respectively.

Electric Sales Trends - Alliant Energy’s retail electric sales volumes increased 3% for both the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was primarily due to the impact of higher residential and commercial sales, which were related to changes in temperatures in Alliant Energy’s service territories. Refer to “Temperatures” above for further details.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses)	$—	$—	$—	$10	$10	$—
Estimated changes in sales volumes caused by temperatures (Refer to “Temperatures” above for details)	1	—	1	8	4	4
Higher margins at IPL from the impact of its 2017 Test Year interim retail gas base rate increase (Refer to Note 2 for details)	2	2	—	3	3	—
Other	—	1	(1)	1	4	(3)
	$3	$3	$—	$22	$21	$1

Other Operation and Maintenance Expenses - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher performance compensation expense	($1)	($1)	($1)	($10)	($6)	($4)
Higher energy efficiency expense at IPL (primarily offset by gas revenues)	(1)	(1)	—	(9)	(9)	—
Lower (higher) generation operation and maintenance expenses	2	1	1	(8)	(2)	(6)
Lower energy efficiency cost recovery amortizations at WPL	3	—	3	9	—	9
Charges related to cancelled software projects in 2017	6	3	3	6	3	3
Write-down of regulatory assets in 2017 due to the IPL electric rate review settlement	4	4	—	4	4	—
Other	3	2	3	(7)	(4)	(3)
	$16	$8	$9	($15)	($14)	($1)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and nine months ended September 30, 2018 compared to the same periods in 2017 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($9)	($3)	($1)	($25)	($7)	($4)
Higher AFUDC primarily due to increased construction work in progress balances related to new wind generation and WPL’s West Riverside Energy Center	9	6	3	15	3	12
Higher equity income primarily related to increased earnings from the non-utility wind farm in Oklahoma (Refer to Note 5 for details)	—	—	—	9	—	—
Other	3	2	1	7	3	3
	$3	$5	$3	$6	($1)	$11

Income Taxes - Refer to Note 9 for details of effective income tax rates from continuing operations, including adjustments related to Federal Tax Reform clarifications that were issued in the third quarter of 2018.

STRATEGIC OVERVIEW

The strategic overview summary included in the 2017 Form 10-K has not changed materially, except as described below.

Generation Plans -
Wind Generation - The strategic plan includes the planned development of up to 1,200 MW of wind generation in aggregate (up to 1,000 MW at IPL and up to 200 MW at WPL).

IPL’s Expansion of Wind Generation - In April 2018, IPL received approval from the IUB for advance rate-making principles for up to 500 MW of new wind generation, which is in addition to the 500 MW of new wind generation approved by the IUB in October 2016. The April 2018 IUB decision approved IPL’s requested advance rate-making principles, except for the return on common equity for the calculation of AFUDC during the construction period, of which the IUB approved a return of 9.6%.

IPL currently has on-going, new wind generation development of up to 1,000 MW utilizing the following wind sites:

Wind Site	Nameplate Capacity	Expected In-service Date	Location
Upland Prairie	Up to 300 MW	2019	Clay and Dickinson Counties, Iowa
English Farms	Up to 170 MW	2019	Poweshiek County, Iowa
Golden Plains	Up to 200 MW	2020	Winnebago and Kossuth Counties, Iowa
Whispering Willow Expansion	Up to 200 MW	2020	Franklin County, Iowa
Richland	Up to 130 MW	2020	Sac County, Iowa

WPL’s Expansion of Wind Generation - In May 2018, WPL filed for approval from the PSCW to own up to 150 MW of new wind generation in Kossuth County, Iowa. WPL has entered into an agreement to purchase the wind farm after development is complete, pending approval from the PSCW, which is currently expected in early 2019. If approved, construction is currently expected to start in summer 2019 and the wind farm is currently expected to be placed in service in 2020.

Refer to Note 3 for discussion of WPL’s April 2018 acquisition of 55 MW of the Forward Wind Energy Center.

Coal-Fired Generation -
Plant Retirements - Refer to Note 2 for discussion of the 2018 retirements of IPL’s M.L. Kapp Unit 2 and WPL’s Edgewater Unit 4.

RATE MATTERS

The rate matters summary included in the 2017 Form 10-K has not changed materially, except as described below.

Retail Base Rate Filings -
WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - In September 2018, WPL received an order from the PSCW approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervener groups. Under the settlement, WPL retail electric and gas base rates will not change from current levels through the end of 2020. Retail electric revenue requirements resulting from increasing investments in rate base (including West Riverside) are being offset by lower fuel-related costs and Federal Tax Reform refunds. Retail gas revenue requirements resulting from increasing investments in rate base are being offset by Federal Tax Reform refunds. The PSCW will issue a final order upon completion of its review of WPL’s anticipated fuel-related costs for 2019, which is currently expected in December 2018. Any changes granted from this decision will be effective January 1, 2019. The fuel-related cost component of WPL’s retail electric rates for 2020 will be addressed in a separate filing, which is currently expected to occur in the second or third quarter of 2019.

WPL’s settlement maintains the currently authorized return on common equity (ROE) of 10.0% and extends, with certain modifications, an earnings sharing mechanism through 2020. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory ROE exceeds 10.25% during the 2019/2020 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 10.75%, and 100% of any excess earnings above 10.75%. The settlement was calculated based on the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC); Net Investment Rate Base (NIRB)):

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

Federal Tax Reform - In January 2018, the IUB issued an order requiring IPL and other investor-owned utilities in Iowa to track all calculated differences since January 1, 2018 resulting from Federal Tax Reform. In April 2018, the IUB issued an order on IPL’s electric and gas Federal Tax Reform proposals. The IUB order approved the return of approximately $35 million of estimated annual tax benefits for 2018 to IPL’s retail electric customers utilizing the tax benefit rider effective May

1, 2018. These benefits are subject to true-up. For the three and nine months ended September 30, 2018, $9 million and $16 million of tax benefits, respectively, were returned to IPL’s retail electric customers. The IUB order also approved the return of approximately $3 million of estimated annual tax benefits for 2018 to IPL’s retail gas customers utilizing interim rates implemented May 14, 2018 for IPL’s 2017 Test Year gas rate review. These benefits are subject to further review by the IUB. Lastly, the IUB order determined the excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform (approximately $350 million revenue requirement) will be addressed in IPL’s current and future retail electric and gas rate reviews.

In January 2018, the PSCW issued an order directing WPL and other investor-owned utilities in Wisconsin to defer the revenue requirement impacts since January 1, 2018 resulting from Federal Tax Reform. In May 2018, the PSCW issued an order directing WPL to return annual tax benefits for 2018 to WPL’s retail electric and gas customers. WPL is refunding a total of $36 million and $4 million in 2018 to its retail electric and gas customers, respectively. The estimated tax benefits related to the first half of 2018 were provided as a one-time credit of $18 million and $2 million on WPL’s retail electric and gas customers’ June 2018 bills, respectively. Thereafter, WPL currently expects to provide a monthly refund equal to one-twelfth of the estimated annual tax benefits for 2018 to its retail electric and gas customers through the end of 2018. For the three and nine months ended September 30, 2018, $11 million and $31 million of tax benefits, respectively, were returned to WPL’s retail electric and gas customers. Excess deferred taxes from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform result in an approximate $460 million revenue requirement impact for WPL. Approximately $85 million of this amount would be used to maintain base rates from current levels through 2020, and the remainder will be addressed in WPL’s future retail electric and gas rate reviews.

In March 2018, FERC issued an order granting a waiver request filed in February 2018 by a group of MISO transmission owners, including ITC Midwest LLC and ATC, allowing transmission rates to be updated to reflect the impacts resulting from Federal Tax Reform. As a result, beginning in March 2018, amounts billed by ITC Midwest LLC and ATC decreased due to the impacts from Federal Tax Reform. IPL and WPL currently expect lower electric transmission service expense of approximately $35 million and $10 million, respectively, in 2018 due to Federal Tax Reform. IPL began providing the benefits of the lower transmission service expenses to its electric customers utilizing the transmission cost recovery mechanism effective May 1, 2018. WPL will defer any incremental benefits of the lower transmission service expenses from Federal Tax Reform until a future electric rate review. Based on IPL’s and WPL’s electric transmission cost recovery mechanisms, they currently do not expect that any changes to electric transmission service costs billed by ITC Midwest LLC and ATC, respectively, will have a material impact on their financial condition and results of operations.

Iowa Tax Reform - Refer to Note 2 for discussion of future changes to the Iowa state income tax rate due to Iowa tax reform enacted in May 2018 and the resulting impact on Alliant Energy’s and IPL’s financial statements.

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

IPL’s Duane Arnold Energy Center Purchased Power Agreement - In 2012, IPL entered into a nuclear generation PPA for the purchase of approximately 430 MW of capacity and the resulting energy from DAEC for a term from February 2014 through December 2025. In July 2018, IPL entered into a proposed amendment to shorten the term of the DAEC PPA by five years in exchange for a $110 million buyout payment by IPL in September 2020, which would change Alliant Energy’s and IPL’s future commitments related to the DAEC PPA. To replace some of the energy and capacity from DAEC, IPL entered into four new PPAs with expected 20-year terms beginning in 2020 and 2021 for the purchase of approximately 340 MW of energy in aggregate from existing Iowa wind farms that are expected to be repowered. The amendment to shorten the term of the DAEC PPA and the four new wind PPAs are expected to provide significant energy cost savings to IPL customers.

In July 2018, IPL filed an application with the IUB for approval to recover the buyout payment from IPL’s retail customers over a five-year period at IPL’s pre-tax weighted-average cost of capital in effect at the time recovery commences. In October 2018, IPL reached a settlement agreement with the Iowa Office of Consumer Advocate, the Iowa Business Energy Coalition, the Large Energy Group and the Resale Power Group of Iowa in support of IPL’s application. Three of the four wind PPAs and the amendment to the DAEC PPA are contingent upon IUB approval of IPL’s application regarding the recovery of the buyout payment. IPL currently anticipates a decision from the IUB on its application in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2017 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2018, Alliant Energy had $240 million of cash and cash equivalents, $863 million ($301 million at the parent company, $250 million at IPL and $312 million at WPL) of available capacity under the revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2018 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Federal Tax Reform - Refer to “Rate Matters” for discussion of actual and expected refunds in 2018 to IPL’s and WPL’s retail electric and gas customers related to tax benefits resulting from Federal Tax Reform.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2018	2017	2018	2017	2018	2017
Cash, cash equivalents and restricted cash, January 1	$33.9	$13.1	$7.2	$4.2	$24.2	$6.9
Cash flows from (used for):
Operating activities	442.2	451.3	38.9	38.4	345.5	361.2
Investing activities	(815.7)	(639.1)	(328.9)	(59.6)	(468.7)	(472.6)
Financing activities	587.4	189.9	519.1	24.4	106.7	108.0
Net increase (decrease)	213.9	2.1	229.1	3.2	(16.5)	(3.4)
Cash, cash equivalents and restricted cash, September 30	$247.8	$15.2	$236.3	$7.4	$7.7	$3.5

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Amounts refunded to customers in 2018 related to Federal Tax Reform (Refer to Note 2 for details)	($47)	($16)	($31)
Changes in the sales of accounts receivable at IPL	(23)	(23)	—
Changes in cash collateral balances	(17)	—	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	53	30	23
Changes in electric and gas tax benefit rider credits on customer bills at IPL	44	44	—
Higher collections at IPL due to interim retail electric base rate increase effective April 13, 2017, final retail electric base rate increase effective May 1, 2018, and interim retail gas base rate increase effective May 14, 2018	39	39	—
Changes in income taxes paid/refunded	6	(16)	9
Other (primarily due to other changes in working capital)	(64)	(57)	(17)
	($9)	$1	($16)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction expenditures (a)	($188)	($165)	$9
Changes in the amount of cash receipts on sold receivables	(95)	(95)	—
Non-utility wind investment in Oklahoma in 2017 (Refer to Note 5 for details)	98	—	—
Other	8	(9)	(5)
	($177)	($269)	$4

(a)
Largely due to higher expenditures for IPL’s and WPL’s expansion of wind generation and IPL’s advanced metering infrastructure, partially offset by lower expenditures for IPL’s and WPL’s electric and gas distribution systems, IPL’s Marshalltown Generating Station and WPL’s West Riverside Energy Center.

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2018 through 2022 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of total construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates reflect impacts to Alliant Energy’s and WPL’s capital expenditures resulting from purchase options by certain electric cooperatives for a partial ownership interest in West Riverside. Such amounts do not include IPL’s potential $110 million buyout payment in September 2020 related to the DAEC PPA, nor any potential proceeds if Wisconsin Public Service Corporation and/or Madison Gas and Electric Company exercise options for a partial ownership interest in West Riverside. Refer to “Strategic Overview” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy					IPL					WPL
	2018	2019	2020	2021	2022	2018	2019	2020	2021	2022	2018	2019	2020	2021	2022
Generation:
Renewable projects	$710	$645	$200	$15	$125	$630	$545	$100	$—	$5	$80	$100	$100	$15	$120
West Riverside	155	130	15	—	—	—	—	—	—	—	155	130	15	—	—
Other	160	85	135	155	200	65	55	75	90	135	95	30	60	65	65
Distribution:
Electric systems	450	475	525	570	600	280	285	330	355	375	170	190	195	215	225
Gas systems	135	100	245	125	175	95	50	65	80	115	40	50	180	45	60
Other	130	175	165	180	210	20	20	30	20	20	10	15	10	10	15
	$1,740	$1,610	$1,285	$1,045	$1,310	$1,090	$955	$600	$545	$650	$550	$515	$560	$350	$485

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from issuance of long-term debt at AEF	$1,000	$—	$—
Proceeds from issuance of long-term debt at IPL	500	500	—
Higher net proceeds from common stock issuances	48	—	—
Payments to retire long-term debt	(601)	(100)	—
Net changes in the amount of commercial paper and short-term borrowings outstanding	(560)	(44)	(159)
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	130	160
Other	11	9	(2)
	$398	$495	($1)

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy during the nine months ended September 30, 2018.

Short-term Debt - Refer to Note 7 for discussion of the June 2018 retirement of AEF’s $95 million term loan credit agreement expiring in 2018.

Long-term Debt - Refer to Note 7(b) for discussion of various issuances and retirements of long-term debt by AEF and IPL in 2018.

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

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In June 2018, IPL retired M.L. Kapp Unit 2, which had a net book value of $29 million as of September 30, 2018. IPL’s current rates include a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of September 30, 2018.

In September 2018, WPL retired Edgewater Unit 4, which had a net book value of $24 million as of September 30, 2018. WPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no impairment was required as of September 30, 2018.

Other Future Considerations - The summary of other future considerations included in the 2017 Form 10-K has not changed materially, except as discussed earlier in MDA, the Notes in Item 1 and described below.

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future:

•
Planned Utility Rate Review - IPL currently expects to make a retail rate filing in the first quarter of 2019 based on one or more future forecasted test periods for electric and gas rates. The key drivers for the anticipated filing include recovery of capital projects, including new wind generation, and ongoing operational costs. IPL expects to concurrently file for interim electric rates based on historical data for 2018 and certain known and measurable changes occurring in the first quarter of 2019. Those interim electric rates are expected to be effective in April 2019.

2019 Forecast - In 2019, the following financing activities, and impacts to results of operations, are currently anticipated to occur:

•
Financing Plans - Alliant Energy currently expects to issue up to $400 million of common stock in 2019 through one or more offerings and its Shareowner Direct Plan. IPL and WPL currently expect to issue up to $600 million and $400 million of long-term debt securities in 2019, respectively. WPL has $250 million of long-term debt maturing in July 2019.

•
Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2019 annual common stock dividend to $1.42 per share, which is equivalent to a quarterly rate of $0.355 per share, beginning with the February 2019 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

40

•
Utility Electric and Gas Margins - Alliant Energy, IPL and WPL currently expect an increase in electric and gas margins in 2019 compared to 2018 from earnings on increasing rate base for WPL’s retail electric and gas rate review (2019/2020 Test Period) and interim rates for IPL’s planned retail rate review. Refer to “Rate Matters” for further discussion.

•
Depreciation and Amortization Expenses - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expenses in 2019 compared to 2018 due to property additions, including IPL’s expansion of wind generation and WPL’s West Riverside natural gas-fired EGU.

•	Interest Expense - Alliant Energy currently expects interest expense to increase in 2019 compared to 2018 primarily due to financings completed in 2018 and planned in 2019 as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2017 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2018.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2017 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2018 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	3,554	$43.13	—	N/A
August 1 through August 31	3,830	43.02	—	N/A
September 1 through September 30	177	43.25	—	N/A
	7,561	43.08	—

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
4.1
Officer’s Certificate, dated as of September 26, 2018, creating IPL’s 4.1% Senior Debentures due September 26, 2028 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2018 (File No. 1-4117))

10.1	Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018
31.1	Certification of the Chairman and Chief Executive Officer for Alliant Energy
31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for Alliant Energy
31.3	Certification of the Chairman and Chief Executive Officer for IPL
31.4	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for IPL
31.5	Certification of the Chairman and Chief Executive Officer for WPL
31.6	Certification of the Senior Vice President, Chief Financial Officer and Treasurer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2018.

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

