Form 10-Q
period 2019-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2019-05-03
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	LNT	Nasdaq Global Select Market
Interstate Power and Light Company	5.100% Series D Cumulative Perpetual Preferred Stock, $0.01 Par Value	IPLDP	Nasdaq Global Select Market
Number of shares outstanding of each class of common stock as of March 31, 2019:

Alliant Energy Corporation	Common stock, $0.01 par value, 237,394,409 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2018 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2018	Fuel-related	Electric production fuel and purchased power
AEF	Alliant Energy Finance, LLC	GAAP	U.S. generally accepted accounting principles
Alliant Energy	Alliant Energy Corporation	IPL	Interstate Power and Light Company
ATC	American Transmission Company LLC	IUB	Iowa Utilities Board
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Services	Alliant Energy Corporate Services, Inc.	MISO	Midcontinent Independent System Operator, Inc.
DAEC	Duane Arnold Energy Center	MWh	Megawatt-hour
Dth	Dekatherm	N/A	Not applicable
EGU	Electric generating unit	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EPA	U.S. Environmental Protection Agency	OPEB	Other postretirement benefits
EPS	Earnings per weighted average common share	PPA	Purchased power agreement
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
Financial Statements	Condensed Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, environmental compliance and remediation costs, deferred expenditures, deferred tax assets, tax expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

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

1

•
issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the Coal Combustion Residuals Rule, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

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

•
impacts that storms or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and recovery of costs associated with restoration activities, or on the operations of Alliant Energy’s investments;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	the effect of accounting standards issued periodically by standard-setting bodies;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2018 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues:
Electric utility	$743.4	$708.7
Gas utility	215.8	185.6
Other utility	11.1	13.2
Non-utility	16.9	8.8
Total revenues	987.2	916.3
Operating expenses:
Electric production fuel and purchased power	218.4	203.2
Electric transmission service	123.0	126.4
Cost of gas sold	121.6	111.2
Other operation and maintenance	181.2	162.4
Depreciation and amortization	136.9	120.4
Taxes other than income taxes	29.3	27.0
Total operating expenses	810.4	750.6
Operating income	176.8	165.7
Other (income) and deductions:
Interest expense	66.3	59.2
Equity income from unconsolidated investments, net	(10.9)	(21.3)
Allowance for funds used during construction	(25.4)	(14.9)
Other	4.0	2.4
Total other (income) and deductions	34.0	25.4
Income before income taxes	142.8	140.3
Income taxes	15.1	16.8
Net income	127.7	123.5
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$125.1	$120.9
Weighted average number of common shares outstanding (basic)	236.5	231.4
Weighted average number of common shares outstanding (diluted)	236.6	231.4
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.53	$0.52

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10.1	$20.9
Accounts receivable, less allowance for doubtful accounts	417.9	350.4
Production fuel, at weighted average cost	47.0	61.4
Gas stored underground, at weighted average cost	15.9	49.0
Materials and supplies, at weighted average cost	105.1	101.4
Regulatory assets	65.8	79.8
Other	153.4	122.2
Total current assets	815.2	785.1
Property, plant and equipment, net	12,665.2	12,462.4
Investments:
ATC Holdings	295.0	293.6
Other	138.6	137.7
Total investments	433.6	431.3
Other assets:
Regulatory assets	1,726.6	1,657.5
Deferred charges and other	72.8	89.7
Total other assets	1,799.4	1,747.2
Total assets	$15,713.4	$15,426.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$256.5	$256.5
Commercial paper	514.7	441.2
Accounts payable	387.7	543.3
Regulatory liabilities	179.8	142.7
Other	249.0	260.4
Total current liabilities	1,587.7	1,644.1
Long-term debt, net (excluding current portion)	5,362.2	5,246.3
Other liabilities:
Deferred tax liabilities	1,642.0	1,603.1
Regulatory liabilities	1,302.6	1,350.5
Pension and other benefit obligations	493.6	509.1
Other	442.9	287.2
Total other liabilities	3,881.1	3,749.9
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 237,394,409 and 236,063,279 shares outstanding	2.4	2.4
Additional paid-in capital	2,100.0	2,045.5
Retained earnings	2,587.3	2,545.9
Accumulated other comprehensive income	2.4	1.7
Shares in deferred compensation trust - 375,542 and 384,580 shares at a weighted average cost of $25.93 and $25.60 per share	(9.7)	(9.8)
Total Alliant Energy Corporation common equity	4,682.4	4,585.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,882.4	4,785.7
Total liabilities and equity	$15,713.4	$15,426.0

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$127.7	$123.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	136.9	120.4
Deferred tax expense and tax credits	21.7	17.6
Other	(10.1)	(14.8)
Other changes in assets and liabilities:
Accounts receivable	(121.6)	(80.6)
Gas stored underground	33.1	28.2
Accounts payable	(42.7)	(59.6)
Regulatory liabilities	14.1	34.2
Other	22.0	(12.6)
Net cash flows from operating activities	181.1	156.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(374.0)	(335.2)
Other	(32.1)	(20.3)
Cash receipts on sold receivables	53.4	217.3
Other	(12.1)	(14.0)
Net cash flows used for investing activities	(364.8)	(152.2)
Cash flows from (used for) financing activities:
Common stock dividends	(83.7)	(77.5)
Proceeds from issuance of common stock, net	54.6	6.3
Net change in commercial paper	188.5	62.1
Other	16.6	(0.7)
Net cash flows from (used for) financing activities	176.0	(9.8)
Net decrease in cash, cash equivalents and restricted cash	(7.7)	(5.7)
Cash, cash equivalents and restricted cash at beginning of period	25.5	33.9
Cash, cash equivalents and restricted cash at end of period	$17.8	$28.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($62.9)	($54.2)
Income taxes, net	$6.8	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$167.5	$144.9
Beneficial interest obtained in exchange for securitized accounts receivable	$178.3	$120.9

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions)
Revenues:
Electric utility	$419.8	$405.7
Gas utility	124.6	108.1
Steam and other	10.7	12.0
Total revenues	555.1	525.8
Operating expenses:
Electric production fuel and purchased power	128.9	114.6
Electric transmission service	87.7	90.8
Cost of gas sold	63.3	60.6
Other operation and maintenance	108.0	105.5
Depreciation and amortization	77.1	64.8
Taxes other than income taxes	16.6	13.9
Total operating expenses	481.6	450.2
Operating income	73.5	75.6
Other (income) and deductions:
Interest expense	29.4	29.8
Allowance for funds used during construction	(15.8)	(7.4)
Other	1.9	0.8
Total other (income) and deductions	15.5	23.2
Income before income taxes	58.0	52.4
Income taxes	2.1	3.1
Net income	55.9	49.3
Preferred dividend requirements	2.6	2.6
Earnings available for common stock	$53.3	$46.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.9	$9.7
Accounts receivable, less allowance for doubtful accounts	209.5	153.5
Production fuel, at weighted average cost	31.2	44.8
Gas stored underground, at weighted average cost	5.4	26.1
Materials and supplies, at weighted average cost	56.9	55.4
Regulatory assets	27.0	39.2
Other	21.3	43.1
Total current assets	355.2	371.8
Property, plant and equipment, net	6,947.9	6,781.5
Other assets:
Regulatory assets	1,324.4	1,239.8
Deferred charges and other	19.5	18.3
Total other assets	1,343.9	1,258.1
Total assets	$8,647.0	$8,411.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$50.4
Accounts payable	227.3	304.9
Regulatory liabilities	107.3	90.0
Other	150.3	161.8
Total current liabilities	484.9	607.1
Long-term debt, net	2,667.8	2,552.3
Other liabilities:
Deferred tax liabilities	970.9	957.3
Regulatory liabilities	641.5	664.9
Pension and other benefit obligations	174.6	178.4
Other	365.3	220.7
Total other liabilities	2,152.3	2,021.3
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,322.8	2,222.8
Retained earnings	785.8	774.5
Total Interstate Power and Light Company common equity	3,142.0	3,030.7
Cumulative preferred stock	200.0	200.0
Total equity	3,342.0	3,230.7
Total liabilities and equity	$8,647.0	$8,411.4

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$55.9	$49.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	77.1	64.8
Other	(10.1)	—
Other changes in assets and liabilities:
Accounts receivable	(112.6)	(99.7)
Gas stored underground	20.7	16.7
Accounts payable	(15.0)	(34.3)
Regulatory liabilities	17.4	21.7
Other	43.3	(16.7)
Net cash flows from operating activities	76.7	1.8
Cash flows used for investing activities:
Construction and acquisition expenditures	(261.3)	(218.2)
Cash receipts on sold receivables	53.4	217.3
Other	(13.9)	(10.5)
Net cash flows used for investing activities	(221.8)	(11.4)
Cash flows from financing activities:
Common stock dividends	(42.0)	(41.9)
Capital contributions from parent	100.0	—
Net change in commercial paper	64.6	45.9
Other	17.0	4.9
Net cash flows from financing activities	139.6	8.9
Net decrease in cash, cash equivalents and restricted cash	(5.5)	(0.7)
Cash, cash equivalents and restricted cash at beginning of period	12.4	7.2
Cash, cash equivalents and restricted cash at end of period	$6.9	$6.5
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($36.0)	($28.2)
Income taxes, net	$6.8	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$106.6	$68.3
Beneficial interest obtained in exchange for securitized accounts receivable	$178.3	$120.9

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions)
Revenues:
Electric utility	$323.6	$303.0
Gas utility	91.2	77.5
Other	0.4	1.2
Total revenues	415.2	381.7
Operating expenses:
Electric production fuel and purchased power	89.5	88.6
Electric transmission service	35.3	35.6
Cost of gas sold	58.3	50.6
Other operation and maintenance	63.5	56.3
Depreciation and amortization	58.6	54.6
Taxes other than income taxes	11.9	12.0
Total operating expenses	317.1	297.7
Operating income	98.1	84.0
Other (income) and deductions:
Interest expense	25.8	24.7
Allowance for funds used during construction	(9.6)	(7.5)
Other	1.6	1.1
Total other (income) and deductions	17.8	18.3
Income before income taxes	80.3	65.7
Income taxes	14.6	11.7
Earnings available for common stock	$65.7	$54.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.4	$8.7
Accounts receivable, less allowance for doubtful accounts	198.7	190.1
Production fuel, at weighted average cost	15.8	16.6
Gas stored underground, at weighted average cost	10.5	22.9
Materials and supplies, at weighted average cost	45.3	42.9
Regulatory assets	38.8	40.6
Other	103.5	62.8
Total current assets	416.0	384.6
Property, plant and equipment, net	5,322.8	5,287.3
Other assets:
Regulatory assets	402.2	417.7
Deferred charges and other	24.0	62.9
Total other assets	426.2	480.6
Total assets	$6,165.0	$6,152.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250.0	$250.0
Commercial paper	138.4	105.5
Accounts payable	104.5	180.9
Regulatory liabilities	72.5	52.7
Other	112.5	105.5
Total current liabilities	677.9	694.6
Long-term debt, net (excluding current portion)	1,585.4	1,584.9
Other liabilities:
Deferred tax liabilities	601.0	582.0
Regulatory liabilities	661.1	685.6
Finance lease obligations - Sheboygan Falls Energy Facility	57.9	60.0
Pension and other benefit obligations	214.2	217.7
Other	188.3	178.2
Total other liabilities	1,722.5	1,723.5
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,309.0	1,309.0
Retained earnings	804.0	774.3
Total Wisconsin Power and Light Company common equity	2,179.2	2,149.5
Total liabilities and equity	$6,165.0	$6,152.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$65.7	$54.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	58.6	54.6
Deferred tax expense and tax credits	14.8	6.7
Other	(2.0)	(4.7)
Other changes in assets and liabilities:
Accounts receivable	(10.3)	18.7
Accounts payable	(28.7)	(23.0)
Other	24.1	35.4
Net cash flows from operating activities	122.2	141.7
Cash flows used for investing activities:
Construction and acquisition expenditures	(112.7)	(117.0)
Other	(7.6)	(11.7)
Net cash flows used for investing activities	(120.3)	(128.7)
Cash flows used for financing activities:
Common stock dividends	(36.0)	(35.0)
Net change in commercial paper	32.9	5.6
Other	(3.3)	(1.9)
Net cash flows used for financing activities	(6.4)	(31.3)
Net decrease in cash, cash equivalents and restricted cash	(4.5)	(18.3)
Cash, cash equivalents and restricted cash at beginning of period	9.2	24.2
Cash, cash equivalents and restricted cash at end of period	$4.7	$5.9
Supplemental cash flows information:
Cash paid during the period for:
Interest	($22.5)	($21.5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$57.3	$73.9

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including modifications to the presentation of cash receipts on sold receivables in the cash flows statements as discussed in Note 1(c).

NOTE 1(b) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and interest expenses. Finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 1(c) New Accounting Standards -
Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet. The accounting for capital leases, now referred to as finance leases, remains unchanged with the adoption of this standard. Alliant Energy, IPL and WPL adopted this standard on January 1, 2019 using an optional transition approach and there was no cumulative effect adjustment to the balance sheets as of January 1, 2019. Prior period amounts have not been restated to reflect the adoption of this standard and continue to be reported under the accounting standards in effect for those periods. Upon transition to the new standard, Alliant Energy, IPL and WPL elected the land easement transition practical expedient, for which existing land easements that were not previously accounted for as leases under the original accounting standards did not need to be evaluated under the new accounting standard. In addition, Alliant Energy, IPL and WPL evaluated land easements that were previously accounted for as leases and determined that the majority of these land easements relate to joint-use land sites, and do not meet the criteria for leases under the new accounting standard. Therefore, these land easement arrangements are no longer reflected as operating leases effective January 1, 2019. Refer to Note 7 for further discussion of leases.

Cash Flows Statements - On January 1, 2018, Alliant Energy and IPL adopted an accounting standard that requires classification of the consideration received for the beneficial interest obtained for transferring accounts receivable from IPL’s sales of accounts receivable program as an investing activity, instead of an operating activity. Alliant Energy and IPL currently use a method of presentation that allocates cash flows between operating and investing activities based on daily transactional activity. For the three months ended March 31, 2018, Alliant Energy and IPL initially utilized a method of presentation that allocated cash flows between operating and investing activities based on monthly transactional activity. The change in method of presentation to daily transactional activity increases Alliant Energy’s operating cash flows by $67.0 million to $156.3 million and increases IPL’s operating cash flows by $67.0 million to $1.8 million for the three months ended March 31, 2018.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Tax-related	$802.9	$820.6	$770.2	$783.1	$32.7	$37.5
Pension and OPEB costs	532.6	542.3	269.3	274.0	263.3	268.3
Asset retirement obligations	112.1	110.8	77.5	76.3	34.6	34.5
EGUs retired early	107.3	111.6	53.6	55.4	53.7	56.2
IPL’s DAEC PPA amendment	106.5	—	106.5	—	—	—
Emission allowances	23.0	23.6	23.0	23.6	—	—
Derivatives	16.9	28.0	8.0	15.1	8.9	12.9
Other	91.1	100.4	43.3	51.5	47.8	48.9
	$1,792.4	$1,737.3	$1,351.4	$1,279.0	$441.0	$458.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Tax-related	$858.1	$890.6	$366.2	$390.1	$491.9	$500.5
Cost of removal obligations	402.7	401.2	273.4	273.3	129.3	127.9
Electric transmission cost recovery	104.8	104.0	53.0	47.7	51.8	56.3
Commodity cost recovery	43.2	16.8	32.2	11.9	11.0	4.9
WPL’s earnings sharing mechanism	25.0	25.4	—	—	25.0	25.4
Other	48.6	55.2	24.0	31.9	24.6	23.3
	$1,482.4	$1,493.2	$748.8	$754.9	$733.6	$738.3

IPL’s DAEC PPA Amendment - In January 2019, IPL incurred an obligation to make a September 2020 buyout payment of $110 million in exchange for shortening the term of IPL’s DAEC nuclear generation PPA by five years. The IUB approved recovery of the buyout payment from IPL’s retail customers over a five-year period following the payment. The offsetting obligation has been discounted and is recorded in “Other liabilities” on Alliant Energy’s and IPL’s balance sheets.

Utility Rate Reviews
IPL’s Retail Electric Rate Review (2020 Forward Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $204 million, based on a 2020 forward-looking Test Period. IPL currently expects the proposed retail electric base rate increase to be largely offset by cost reductions in non-base rate factors, including lower electric transmission, fuel-related and energy efficiency costs. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric rate base increase of $90 million, on an annual basis, was implemented effective April 1, 2019. Implementing interim rates does not require regulatory approval; however, interim rates are subject to refund pending the IUB’s final rate review decision. Interveners have challenged, among other issues, the return on common equity percentage used in interim rates, and IPL expects that the IUB will address this issue in its final decision. The IUB generally must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. IPL currently expects a final decision from the IUB in the fourth quarter of 2019 on the interim rate increase, as well as the remaining $114 million of final rates, which would be effective in the first quarter of 2020. The key drivers for IPL’s request included recovery of capital projects, including new wind generation.

IPL’s Retail Gas Rate Review (2020 Forward Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $21 million, based on a 2020 forward-looking Test Period. IPL currently expects the proposed retail gas base rate increase will be more than offset by cost reductions in non-base rate factors, including lower cost of gas sold and energy efficiency costs. The key drivers for IPL’s request included recovery of capital projects. IPL currently expects a decision from the IUB in the fourth quarter of 2019 with final rates effective in the first quarter of 2020.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2019, IPL had $21.0 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2019	2018
Maximum outstanding aggregate cash proceeds	$108.0	$116.0
Average outstanding aggregate cash proceeds	81.0	61.1

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2019	December 31, 2018
Customer accounts receivable	$169.9	$140.1
Unbilled utility revenues	86.8	97.1
Other receivables	0.1	0.1
Receivables sold to third party	256.8	237.3
Less: cash proceeds	69.0	108.0
Deferred proceeds	187.8	129.3
Less: allowance for doubtful accounts	9.5	9.9
Fair value of deferred proceeds	$178.3	$119.4

As of March 31, 2019, outstanding receivables past due under the Receivables Agreement were $38.8 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2019	2018
Collections	$555.8	$517.0
Write-offs, net of recoveries	5.5	6.1

NOTE 4. INVESTMENTS AND ACQUISITIONS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2019	2018
ATC Holdings	($9.5)	($8.7)
Non-utility wind farm in Oklahoma	(1.1)	(12.1)
Other	(0.3)	(0.5)
	($10.9)	($21.3)

Non-utility Transportation Acquisitions - In the first quarter of 2019, Alliant Energy, through its wholly-owned non-utility subsidiaries, completed acquisitions of freight management companies located in Cedar Rapids, Iowa and Stoughton, Wisconsin. These acquisitions were purchased for $21 million, including contingent consideration of $8 million, which is expected to be paid within two years. The purchase price was largely allocated to intangibles and the remainder was allocated to working capital and property.

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2019	236,063,279
Equity forward agreements	1,090,300
Shareowner Direct Plan issuances	142,090
Equity-based compensation plans	101,478
Other	(2,738)
Shares outstanding, March 31, 2019	237,394,409

Equity Forward Agreements - In December 2018, Alliant Energy entered into forward sale agreements with various counterparties in connection with a public offering of 8,358,973 shares of Alliant Energy common stock. The initial forward sale price of $44.33 per share is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreements. In the first quarter of 2019, Alliant Energy settled $48 million under the forward sale agreements by delivering 1,090,300 shares of newly issued Alliant Energy common stock at a forward sale price of $44.13 per share. Alliant Energy used the net proceeds from the settlement for general corporate purposes. As of March 31, 2019, 96,261 shares were included in the calculation of diluted EPS related to the remaining securities under the forward sale agreements.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended March 31, 2019
Beginning balance, January 1	$2.4	$2,045.5	$2,545.9	$1.7	($9.8)	$200.0	$4,785.7
Net income attributable to Alliant Energy common shareowners			125.1				125.1
Common stock dividends ($0.355 per share)			(83.7)				(83.7)
Equity forward settlements and Shareowner Direct Plan issuances		54.6					54.6
Equity-based compensation plans and other		(0.1)			0.1		—
Other comprehensive income, net of tax				0.7			0.7
Ending balance, March 31	$2.4	$2,100.0	$2,587.3	$2.4	($9.7)	$200.0	$4,882.4
Three Months Ended March 31, 2018
Beginning balance, January 1	$2.3	$1,845.5	$2,346.0	($0.5)	($11.1)	$200.0	$4,382.2
Net income attributable to Alliant Energy common shareowners			120.9				120.9
Common stock dividends ($0.335 per share)			(77.5)				(77.5)
Shareowner Direct Plan issuances		6.3					6.3
Equity-based compensation plans		(0.4)					(0.4)
Ending balance, March 31	$2.3	$1,851.4	$2,389.4	($0.5)	($11.1)	$200.0	$4,431.5

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended March 31, 2019
Beginning balance, January 1	$33.4	$2,222.8	$774.5	$200.0	$3,230.7
Earnings available for common stock			53.3		53.3
Common stock dividends			(42.0)		(42.0)
Capital contribution from parent		100.0			100.0
Ending balance, March 31	$33.4	$2,322.8	$785.8	$200.0	$3,342.0
Three Months Ended March 31, 2018
Beginning balance, January 1	$33.4	$1,797.8	$678.5	$200.0	$2,709.7
Earnings available for common stock			46.7		46.7
Common stock dividends			(41.9)		(41.9)
Ending balance, March 31	$33.4	$1,797.8	$683.3	$200.0	$2,714.5

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2019
Beginning balance, January 1	$66.2	$1,309.0	$774.3	$2,149.5
Earnings available for common stock			65.7	65.7
Common stock dividends			(36.0)	(36.0)
Ending balance, March 31	$66.2	$1,309.0	$804.0	$2,179.2
Three Months Ended March 31, 2018
Beginning balance, January 1	$66.2	$1,109.0	$706.3	$1,881.5
Earnings available for common stock			54.0	54.0
Common stock dividends			(35.0)	(35.0)
Ending balance, March 31	$66.2	$1,109.0	$725.3	$1,900.5

Comprehensive Income - For the three months ended March 31, 2019 and 2018, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2019 and 2018, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2019, Alliant Energy, IPL and WPL extended their single credit facility agreement by one year, which currently expires in August 2023. As of March 31, 2019, the short-term borrowing capacity under the agreement totaled $1 billion ($450 million for Alliant Energy at the parent company, $250 million for IPL and $300 million for WPL). Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2019	Alliant Energy	IPL	WPL
Commercial paper outstanding	$514.7	$—	$138.4
Commercial paper weighted average interest rates	2.6%	N/A	2.5%
Available credit facility capacity (a)	$370.3	$135.0	$161.6

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2019	2018	2019	2018	2019	2018
Maximum amount outstanding (based on daily outstanding balances)	$600.6	$336.4	$50.4	$3.0	$195.1	$36.7
Average amount outstanding (based on daily outstanding balances)	$498.8	$310.1	$0.6	$—	$138.1	$11.5
Weighted average interest rates	2.7%	1.9%	2.8%	1.8%	2.5%	1.6%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2019.

NOTE 6(b) Long-term Debt - As of March 31, 2019, $115.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of a long-term credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2019, this commercial paper balance had a 2.7% interest rate.

In April 2019, IPL issued $300 million of 3.6% senior debentures due 2029. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of IPL’s wind projects.

NOTE 7. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	Alliant Energy	IPL	WPL
March 31, 2019
Property, plant and equipment, net	$18	$10	$7
Other current liabilities	$3	$1	$1
Other liabilities	15	9	6
Total operating lease liabilities	$18	$10	$7
Three Months Ended March 31, 2019
Operating lease cost	$1	$—	$—
Weighted average remaining lease term	12 years	13 years	10 years
Weighted average discount rate	4%	4%	4%

Finance Lease - WPL’s finance lease is an agreement for WPL to lease the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business through 2025, the initial lease term. WPL is responsible for the operation of the EGU and has exclusive rights to its output. This finance lease contains two lease renewal periods, which are not included in the finance lease obligation, as well as an option to purchase the facility at the end of the initial lease term. WPL’s retail and wholesale rates include recovery of the Sheboygan Falls Energy Facility lease payments. WPL’s finance lease details are as follows (dollars in millions):

March 31, 2019
Property, plant and equipment, net	$37
Other current liabilities	$8
Finance lease obligations - Sheboygan Falls Energy Facility	58
Total finance lease liabilities	$66
Three Months Ended March 31, 2019
Depreciation expense	$1
Interest expense	2
Total finance lease expense	$3
Remaining lease term	6 years
Discount rate	11%

Expected Maturities - As of March 31, 2019, expected maturities of lease liabilities were as follows (in millions):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$2	$2	$2	$2	$2	$13	$23	$5	$18
IPL	1	1	1	1	1	9	14	4	10
WPL	1	1	1	1	1	3	8	1	7
WPL’s Finance Lease:
Sheboygan Falls Energy Facility	11	15	15	15	15	20	91	25	66

Prior period amounts have not been restated to reflect the adoption of the new lease accounting standard and continue to be reported under the accounting standards in effect for those periods. As of December 31, 2018, future minimum operating (excluding contingent rentals) and capital lease payments were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Operating Leases:
Alliant Energy	$5	$5	$3	$3	$2	$12	$30
IPL	3	2	2	2	2	12	23
WPL	2	3	1	—	—	—	6
WPL’s Capital Lease:
Sheboygan Falls Energy Facility	$15	$15	$15	$15	$15	$19	$94	$26	$68

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2019	2018	2019	2018	2019	2018
Electric Utility:
Retail - residential	$274.7	$259.4	$147.5	$142.2	$127.2	$117.2
Retail - commercial	181.1	174.0	116.6	111.6	64.5	62.4
Retail - industrial	208.7	201.9	116.1	114.8	92.6	87.1
Wholesale	46.5	53.8	16.9	24.3	29.6	29.5
Bulk power and other	32.4	19.6	22.7	12.8	9.7	6.8
Total Electric Utility	743.4	708.7	419.8	405.7	323.6	303.0
Gas Utility:
Retail - residential	131.8	110.6	77.9	65.5	53.9	45.1
Retail - commercial	63.6	57.0	34.8	31.6	28.8	25.4
Retail - industrial	5.4	5.8	3.2	2.7	2.2	3.1
Transportation/other	15.0	12.2	8.7	8.3	6.3	3.9
Total Gas Utility	215.8	185.6	124.6	108.1	91.2	77.5
Other Utility:
Steam	8.4	9.4	8.4	9.4	—	—
Other utility	2.7	3.8	2.3	2.6	0.4	1.2
Total Other Utility	11.1	13.2	10.7	12.0	0.4	1.2
Non-Utility and Other:
Transportation and other	16.9	8.8	—	—	—	—
Total Non-Utility and Other	16.9	8.8	—	—	—	—
Total revenues	$987.2	$916.3	$555.1	$525.8	$415.2	$381.7

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income taxes by income before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2019	2018	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	6.7	7.5	7.2	8.5	6.2	6.2
Production tax credits	(9.2)	(5.5)	(14.0)	(5.4)	(4.9)	(6.7)
Effect of rate-making on property-related differences	(5.6)	(7.4)	(9.2)	(13.5)	(2.3)	(2.4)
Amortization of excess deferred taxes	(0.9)	(0.4)	(0.2)	—	(1.4)	(0.1)
IPL’s tax benefit riders	(0.7)	(2.2)	(1.5)	(4.7)	—	—
Other items, net	(0.7)	(1.0)	0.3	—	(0.4)	(0.2)
Overall income tax rate	10.6%	12.0%	3.6%	5.9%	18.2%	17.8%

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2019, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2031-2039	$776	$551	$129
State net operating losses	2019-2039	785	13	2
Federal tax credits	2022-2039	307	138	151

NOTE 10. BENEFIT PLANS
NOTE 10(a) Pension and OPEB Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included below (in millions). For IPL and WPL, amounts represent their current and former employees covered under plans they sponsor, as well as amounts directly assigned to them related to their current and former employees who are participants in the Alliant Energy and Corporate Services sponsored plans.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2019	2018	2019	2018
Service cost	$2.4	$3.0	$0.8	$1.1
Interest cost	12.5	11.7	2.1	1.9
Expected return on plan assets	(15.0)	(17.4)	(1.2)	(1.5)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of actuarial loss	9.1	8.8	0.8	0.8
	$8.8	$5.9	$2.5	$2.3

	Defined Benefit Pension Plans		OPEB Plans
IPL	2019	2018	2019	2018
Service cost	$1.5	$1.8	$0.3	$0.4
Interest cost	5.7	5.3	0.8	0.8
Expected return on plan assets	(7.0)	(8.1)	(0.9)	(1.1)
Amortization of prior service credit	(0.1)	—	—	—
Amortization of actuarial loss	3.9	3.7	0.4	0.3
	$4.0	$2.7	$0.6	$0.4

	Defined Benefit Pension Plans		OPEB Plans
WPL	2019	2018	2019	2018
Service cost	$0.9	$1.1	$0.3	$0.4
Interest cost	5.4	5.0	0.8	0.8
Expected return on plan assets	(6.5)	(7.6)	(0.1)	(0.2)
Amortization of prior service credit	(0.1)	—	—	—
Amortization of actuarial loss	4.4	4.3	0.4	0.5
	$4.1	$2.8	$1.4	$1.5

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Compensation expense	$4.7	$3.3	$2.6	$1.8	$1.8	$1.3
Income tax benefits	1.3	0.9	0.8	0.5	0.5	0.4

As of March 31, 2019, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $13.7 million, $7.6 million and $5.6 million, respectively, which is expected to be recognized over a weighted average period of between one and two years.

In the first quarter of 2019, performance shares, performance restricted stock units and restricted stock units were granted to key employees and will be paid out in shares, and are therefore accounted for as equity awards. The 2019 performance shares contain a market condition based on total shareowner return relative to an investor-owned utility peer group. The fair value of each performance share is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. In the first quarter of 2019, 80,837 performance shares were granted with a grant date fair value of $46.35. The 2019 performance restricted stock units will vest based on the achievement of certain targets (specified growth of consolidated net income from continuing operations) during a three-year performance period. The actual number of performance shares and performance restricted units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares or units, as applicable. The 2019 restricted stock units will vest based on the expiration of a three-year time-vesting period. In the first quarter of 2019, 80,837 performance restricted stock units and 95,938 restricted stock units were granted with a grant date fair value of $45.63, which is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. As of March 31, 2019, an immaterial amount of shares was included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the three months ended March 31, 2019 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$177.5	$118.3
Liabilities settled	(0.7)	(0.6)
Liabilities incurred (a)	25.9	25.9
Accretion expense	1.6	1.0
Balance, March 31	$204.3	$144.6

(a)
During the three months ended March 31, 2019, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Upland Prairie and English Farms wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2019, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	3,903	2019	158,337	2019-2026	10,042	2019-2021	2,268	2019
IPL	2,378	2019	68,345	2019-2026	4,429	2019-2021	—	—
WPL	1,525	2019	89,992	2019-2026	5,613	2019-2021	2,268	2019

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current derivative assets	$15.8	$24.6	$9.0	$16.1	$6.8	$8.5
Non-current derivative assets	5.9	3.7	2.9	1.6	3.0	2.1
Current derivative liabilities	3.6	5.6	2.1	3.1	1.5	2.5
Non-current derivative liabilities	12.1	17.7	5.0	8.1	7.1	9.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2019 and December 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2019 and December 31, 2018. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$21.7	$—	$15.9	$5.8	$21.7	$28.3	$—	$8.9	$19.4	$28.3
Deferred proceeds	178.3	—	—	178.3	178.3	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	15.7	—	10.3	5.4	15.7	23.3	—	16.1	7.2	23.3
Long-term debt (incl. current maturities)	5,618.7	—	6,071.6	2.1	6,073.7	5,502.8	—	5,858.4	2.4	5,860.8

IPL	March 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$11.9	$—	$7.7	$4.2	$11.9	$17.7	$—	$4.0	$13.7	$17.7
Deferred proceeds	178.3	—	—	178.3	178.3	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	7.1	—	3.5	3.6	7.1	11.2	—	6.5	4.7	11.2
Long-term debt	2,667.8	—	2,852.4	—	2,852.4	2,552.3	—	2,691.2	—	2,691.2

WPL	March 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$9.8	$—	$8.2	$1.6	$9.8	$10.6	$—	$4.9	$5.7	$10.6
Liabilities:
Derivatives	8.6	—	6.8	1.8	8.6	12.1	—	9.6	2.5	12.1
Long-term debt (incl. current maturities)	1,835.4	—	2,080.0	—	2,080.0	1,834.9	—	2,043.7	—	2,043.7

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2019	2018	2019	2018
Beginning balance, January 1	$12.2	($12.2)	$119.4	$222.1
Total net losses included in changes in net assets (realized/unrealized)	(5.6)	(9.8)	—	—
Sales	(0.2)	—	—	—
Settlements (a)	(6.0)	(7.4)	58.9	(101.2)
Ending balance, March 31	$0.4	($29.4)	$178.3	$120.9
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($2.6)	($9.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2019	2018	2019	2018
Beginning balance, January 1	$9.0	($1.4)	$119.4	$222.1
Total net losses included in changes in net assets (realized/unrealized)	(3.2)	(7.6)	—	—
Sales	(0.1)	—	—	—
Settlements (a)	(5.1)	(6.4)	58.9	(101.2)
Ending balance, March 31	$0.6	($15.4)	$178.3	$120.9
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($1.4)	($7.3)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2019	2018
Beginning balance, January 1	$3.2	($10.8)
Total net losses included in changes in net assets (realized/unrealized)	(2.4)	(2.2)
Sales	(0.1)	—
Settlements	(0.9)	(1.0)
Ending balance, March 31	($0.2)	($14.0)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($1.2)	($2.1)

(a)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2019	($3.3)	$3.7	($2.4)	$3.0	($0.9)	$0.7
December 31, 2018	3.2	9.0	1.8	7.2	1.4	1.8

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation. WPL’s projects include the West Riverside Energy Center. At March 31, 2019, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $65 million, $33 million and $32 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2019, the related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$221	$219	$2
Natural gas	879	388	491
Coal (b)	163	96	67
Other (c)	88	49	26
	$1,351	$752	$586

(a)
Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. As a result of amendments to shorten the term of the DAEC PPA, which were approved by the IUB and effective in January 2019, Alliant Energy’s and IPL’s amounts include minimum future commitments related to IPL’s purchase of capacity and the resulting energy from DAEC through September 2020, and do not include the September 2020 buyout payment of $110 million.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2019 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2019.

NOTE 14(c) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of March 31, 2019, the present value of the abandonment obligations is estimated at $37 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to these guarantees as of March 31, 2019 and December 31, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $90 million as of March 31, 2019 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2019 and December 31, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of March 31, 2019 and December 31, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2019, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At March 31, 2019, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$15	-	$31	$12	-	$26
Current and non-current environmental liabilities	19			16

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential Clean Air Act issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include fuel switching or retiring Burlington by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to compliance with the terms of the Consent Decree from IPL’s electric customers.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Effluent Limitation Guidelines, Coal Combustion Residuals Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including the Clean Air Act.

NOTE 14(e) Collective Bargaining Agreements - At March 31, 2019, employees covered by collective bargaining agreements represented 55%, 62% and 82% of total employees of Alliant Energy, IPL and WPL, respectively. On May 31, 2019, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 26% and 82% of total employees of Alliant Energy and WPL, respectively. While negotiations to renew the agreement are underway, Alliant Energy and WPL are currently unable to predict the outcome.

NOTE 15. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2019
Revenues	$743.4	$215.8	$11.1	$970.3	$16.9	$987.2
Operating income	126.4	45.2	—	171.6	5.2	176.8
Net income attributable to Alliant Energy common shareowners				119.0	6.1	125.1
Three Months Ended March 31, 2018
Revenues	$708.7	$185.6	$13.2	$907.5	$8.8	$916.3
Operating income	126.7	31.5	1.4	159.6	6.1	165.7
Net income attributable to Alliant Energy common shareowners				100.7	20.2	120.9

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2019
Revenues	$419.8	$124.6	$10.7	$555.1
Operating income	46.8	26.3	0.4	73.5
Earnings available for common stock				53.3
Three Months Ended March 31, 2018
Revenues	$405.7	$108.1	$12.0	$525.8
Operating income	57.5	16.9	1.2	75.6
Earnings available for common stock				46.7

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2019
Revenues	$323.6	$91.2	$0.4	$415.2
Operating income (loss)	79.6	18.9	(0.4)	98.1
Earnings available for common stock				65.7
Three Months Ended March 31, 2018
Revenues	$303.0	$77.5	$1.2	$381.7
Operating income	69.2	14.6	0.2	84.0
Earnings available for common stock				54.0

NOTE 16. RELATED PARTIES
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

	IPL		WPL
	2019	2018	2019	2018
Corporate Services billings	$43	$41	$33	$33
Sales credited	15	5	1	1
Purchases billed	84	93	30	17

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Net payables to Corporate Services	$98	$95	$73	$71

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	Three Months
	2019	2018
ATC billings to WPL	$27	$27
WPL billings to ATC	4	2

WPL owed ATC net amounts of $7 million as of March 31, 2019 and $8 million as of December 31, 2018.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 7 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2018 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2019 HIGHLIGHTS

Key highlights since the filing of the 2018 Form 10-K include the following:

•
In March 2019, IPL filed requests with the IUB to increase annual base rates for its Iowa retail electric and gas customers, which were based on a forward-looking test period that includes 2020. IPL concurrently filed for interim retail electric rates based on a 2018 historical Test Year, which were implemented effective April 1, 2019. Refer to Note 2 for details.

•
In March 2019, IPL placed approximately 470 megawatts of new wind generation in service at the Upland Prairie and English Farms wind sites. IPL’s retail electric customers began to see the impacts of this renewable generation with the interim electric rates effective April 1, 2019.

•
In March 2019, the IUB approved IPL’s energy efficiency plan for 2019 through 2023, which provides direct financial savings to customers and provides cost-effective options to help electric and gas customers reduce their energy usage. The energy efficiency costs, which are lower than previous energy efficiency plans, will be reflected on customer bills beginning June 2019.

•
In January and March 2019, AEF, a subsidiary of Alliant Energy, purchased two freight management companies. These non-utility acquisitions enhance Alliant Energy’s Transportation value to customers by adding customized supply chain solution capabilities to their portfolio of service offerings. Refer to Note 4 for details.

•
The installation of a selective catalytic reduction system at IPL’s Ottumwa Unit 1 was completed in the first quarter of 2019, which supports compliance obligations under the Cross-State Air Pollution Rule and IPL’s Consent Decree.

•
In April 2019, IPL issued $300 million of 3.6% senior debentures due 2029. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of IPL’s wind projects.

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

Additionally, the table below includes EPS for Utilities and Corporate Services, ATC Holdings, and Non-utility and Parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2019		2018
	Income (Loss)	EPS	Income	EPS
Utilities and Corporate Services	$122.0	$0.52	$104.4	$0.45
ATC Holdings	7.1	0.03	6.3	0.03
Non-utility and Parent	(4.0)	(0.02)	10.2	0.04
Alliant Energy Consolidated	$125.1	$0.53	$120.9	$0.52

Alliant Energy’s Utilities and Corporate Services net income increased by $18 million for the three-month period, primarily due to higher margins resulting from IPL’s and WPL’s increasing rate base and higher retail electric and gas sales due to colder temperatures in the first quarter of 2019 compared to the same period in 2018. These items were partially offset by higher depreciation expense.

Alliant Energy’s Non-utility and Parent net income decreased by $14 million for the three-month period, primarily due to higher interest expense and lower equity income from the wind farm in Oklahoma due to accelerated earnings in the first quarter of 2018 as a result of Federal Tax Reform, which is expected to reverse over time.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2019	2018	2019	2018	2019	2018
Operating income	$176.8	$165.7	$73.5	$75.6	$98.1	$84.0

Electric utility revenues	$743.4	$708.7	$419.8	$405.7	$323.6	$303.0
Electric production fuel and purchased power expenses	(218.4)	(203.2)	(128.9)	(114.6)	(89.5)	(88.6)
Electric transmission service expense	(123.0)	(126.4)	(87.7)	(90.8)	(35.3)	(35.6)
Utility Electric Margin (non-GAAP)	402.0	379.1	203.2	200.3	198.8	178.8

Gas utility revenues	215.8	185.6	124.6	108.1	91.2	77.5
Cost of gas sold	(121.6)	(111.2)	(63.3)	(60.6)	(58.3)	(50.6)
Utility Gas Margin (non-GAAP)	94.2	74.4	61.3	47.5	32.9	26.9

Other utility revenues	11.1	13.2	10.7	12.0	0.4	1.2
Non-utility revenues	16.9	8.8	—	—	—	—
Other operation and maintenance expenses	(181.2)	(162.4)	(108.0)	(105.5)	(63.5)	(56.3)
Depreciation and amortization expenses	(136.9)	(120.4)	(77.1)	(64.8)	(58.6)	(54.6)
Taxes other than income tax expense	(29.3)	(27.0)	(16.6)	(13.9)	(11.9)	(12.0)
Operating income	$176.8	$165.7	$73.5	$75.6	$98.1	$84.0

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2019 compared to the same period in 2018 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$23	$3	$20
Total higher utility gas margin variance (Refer to details below)	20	14	6
Higher non-utility revenues due to AEF’s new acquisitions	8	—	—
Total higher other operation and maintenance expenses variance (Refer to details below)	(19)	(3)	(7)
Higher depreciation and amortization expense, primarily due to new IPL depreciation rates effective May 2018 and additional plant in service in 2018 and 2019	(17)	(12)	(4)
Other	(4)	(4)	(1)
	$11	($2)	$14

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Retail	$664.5	$635.3	6,352	6,336	$200.8	$173.4	26,379	23,848
Sales for resale	63.5	60.6	1,424	1,121	N/A	N/A	N/A	N/A
Transportation/Other	15.4	12.8	26	26	15.0	12.2	25,370	24,061
	$743.4	$708.7	7,802	7,483	$215.8	$185.6	51,749	47,909

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Retail	$380.2	$368.6	3,629	3,669	$115.9	$99.8	13,993	12,692
Sales for resale	32.0	29.7	927	527	N/A	N/A	N/A	N/A
Transportation/Other	7.6	7.4	9	9	8.7	8.3	11,007	11,223
	$419.8	$405.7	4,565	4,205	$124.6	$108.1	25,000	23,915

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Retail	$284.3	$266.7	2,723	2,667	$84.9	$73.6	12,386	11,156
Sales for resale	31.5	30.9	497	594	N/A	N/A	N/A	N/A
Transportation/Other	7.8	5.4	17	17	6.3	3.9	14,363	12,838
	$323.6	$303.0	3,237	3,278	$91.2	$77.5	26,749	23,994

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes remained unchanged for the three months ended March 31, 2019 compared to the same period in 2018. Increases related to changes in temperatures in Alliant Energy’s service territories were offset by lower industrial sales at IPL.

Estimated increases to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2019	2018	Change	2019	2018	Change
IPL	$6	$—	$6	$3	$—	$3
WPL	4	1	3	2	1	1
Total Alliant Energy	$10	$1	$9	$5	$1	$4

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2019 compared to the same period in 2018 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	$13	$—	$13
Estimated changes in sales volumes caused by temperatures	9	6	3
Impact of IPL’s retail electric final base rate increase effective May 2018	6	6	—
Lower revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	(5)	(5)	—
Other	—	(4)	4
	$23	$3	$20

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three months ended March 31, 2019 compared to the same period in 2018 as follows (in millions):

	Alliant Energy	IPL	WPL
Impact of IPL’s retail gas final base rate increase effective January 2019	$7	$7	$—
Estimated changes in sales volumes caused by temperatures	4	3	1
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	3	3	—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	2	—	2
Other	4	1	3
	$20	$14	$6

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2019 compared to the same period in 2018 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher operation expense at AEF due to new acquisitions (offset by higher non-utility revenues)	($7)	$—	$—
Higher energy efficiency expense at IPL (primarily offset by higher gas revenues)	(4)	(4)	—
Higher energy efficiency cost recovery amortizations at WPL pursuant to authorization from Public Service Commission of Wisconsin rate order effective January 2019	(4)	—	(4)
Other	(4)	1	(3)
	($19)	($3)	($7)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2019 compared to the same period in 2018 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($7)	$—	($1)
Lower equity income primarily due to decreased earnings from non-utility wind farm resulting from an acceleration of earnings in the first quarter of 2018 due to Federal Tax Reform	(10)	—	—
Higher allowance for funds used during construction primarily due to increased construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center	11	8	2
Other	(3)	—	—
	($9)	$8	$1

Income Taxes - Refer to Note 9 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2018 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2019, Alliant Energy had $10 million of cash and cash equivalents, $370 million ($73 million at the parent company, $135 million at IPL and $162 million at WPL) of available capacity under the single revolving credit facility and $21 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2019 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Cash, cash equivalents and restricted cash, January 1	$25.5	$33.9	$12.4	$7.2	$9.2	$24.2
Cash flows from (used for):
Operating activities	181.1	156.3	76.7	1.8	122.2	141.7
Investing activities	(364.8)	(152.2)	(221.8)	(11.4)	(120.3)	(128.7)
Financing activities	176.0	(9.8)	139.6	8.9	(6.4)	(31.3)
Net increase (decrease)	(7.7)	(5.7)	(5.5)	(0.7)	(4.5)	(18.3)
Cash, cash equivalents and restricted cash, March 31	$17.8	$28.2	$6.9	$6.5	$4.7	$5.9

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Changes in levels of production fuel	$19	$16	$3
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	13	9	4
Higher collections from IPL’s retail electric and gas base rate increases	13	13	—
Amounts refunded to customers in 2019 related to Federal Tax Reform	(11)	(9)	(2)
Timing of intercompany payments and receipts	—	21	(2)
Other (primarily due to other changes in working capital)	(9)	25	(23)
	$25	$75	($20)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	($164)	($164)	$—
Lower (higher) utility construction expenditures (a)	(39)	(43)	4
Other	(10)	(3)	4
	($213)	($210)	$8

(a)	Largely due to higher expenditures for IPL’s expansion of wind generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Net changes in the amount of commercial paper outstanding	$126	$19	$27
Higher net proceeds from common stock issuances	48	—	—
Higher capital contributions from IPL’s parent company, Alliant Energy	—	100	—
Other	12	12	(2)
	$186	$131	$25

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy during the three months ended March 31, 2019.

Short- and Long-term Debt - Refer to Note 6 for discussion of amendments to the single credit facility agreement in March 2019 and IPL’s issuance of long-term debt in April 2019.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2018 Form 10-K and has not changed materially from the items reported in the 2018 Form 10-K, except for the items described in Note 3.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2018 Form 10-K and has not changed materially from the items reported in the 2018 Form 10-K, except for the items described in Notes 6, 7 and 14.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2018 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2019.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2018 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2019 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	2,138	$42.51	—	N/A
February 1 through February 28	3,122	45.00	—	N/A
March 1 through March 31	4,263	46.31	—	N/A
	9,523	45.03	—

(a)
Includes 2,138, 3,122 and 1,525 shares of Alliant Energy common stock for January 1 through January 31, February 1 through February 28 and March 1 through March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date. Also includes 2,738 shares of Alliant Energy common stock for March 1 through March 31 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity-based compensation plans.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of May 2019.

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

