Form 10-Q
period 2019-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2019-08-02
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Name of Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, Commission File Number, IRS Employer Identification Number

ALLIANT ENERGY CORPORATION
(a Wisconsin Corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
Commission File Number - 1-9894
IRS Employer Identification Number - 39-1380265

INTERSTATE POWER & LIGHT COMPANY
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319) 786-4411
Commission File Number - 1-4117
IRS Employer Identification Number - 42-0331370

WISCONSIN POWER & LIGHT COMPANY
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
Commission File Number - 0-337
IRS Employer Identification Number - 39-0714890
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
Alliant Energy Corporation, Common Stock, $0.01 Par Value, Trading Symbol LNT, Nasdaq Global Select Market
Interstate Power and Light Company, 5.100% Series D Cumulative Perpetual Preferred Stock, $0.01 Par Value, Trading Symbol IPLDP, Nasdaq Global Select Market

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Alliant Energy Corporation - Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
Interstate Power and Light Company - Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
Wisconsin Power and Light Company - Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Alliant Energy Corporation ☐
Interstate Power and Light Company ☐
Wisconsin Power and Light Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2019:
Alliant Energy Corporation, Common Stock, $0.01 par value, 237,521,074 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Electric utility	$691.2	$726.3	$1,434.6	$1,435.0
Gas utility	65.2	68.6	281.0	254.2
Other utility	10.9	10.7	22.0	23.9
Non-utility	22.9	10.5	39.8	19.3
Total revenues	790.2	816.1	1,777.4	1,732.4
Operating expenses:
Electric production fuel and purchased power	164.8	208.5	383.2	411.7
Electric transmission service	112.4	119.7	235.4	246.1
Cost of gas sold	20.4	27.5	142.0	138.7
Other operation and maintenance	172.3	158.0	353.5	320.4
Depreciation and amortization	142.9	127.0	279.8	247.4
Taxes other than income taxes	27.6	24.2	56.9	51.2
Total operating expenses	640.4	664.9	1,450.8	1,415.5
Operating income	149.8	151.2	326.6	316.9
Other (income) and deductions:
Interest expense	69.2	61.3	135.5	120.5
Equity income from unconsolidated investments, net	(12.7)	(10.5)	(23.6)	(31.8)
Allowance for funds used during construction	(18.3)	(18.1)	(43.7)	(33.0)
Other	3.3	2.0	7.3	4.4
Total other (income) and deductions	41.5	34.7	75.5	60.1
Income before income taxes	108.3	116.5	251.1	256.8
Income taxes	11.2	13.6	26.3	30.4
Net income	97.1	102.9	224.8	226.4
Preferred dividend requirements of Interstate Power and Light Company	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$94.6	$100.4	$219.7	$221.3
Weighted average number of common shares outstanding (basic)	237.5	232.0	237.0	231.7
Weighted average number of common shares outstanding (diluted)	238.1	232.0	237.3	231.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.40	$0.43	$0.93	$0.96

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$170.2	$20.9
Accounts receivable, less allowance for doubtful accounts	421.5	350.4
Production fuel, at weighted average cost	67.8	61.4
Gas stored underground, at weighted average cost	32.9	49.0
Materials and supplies, at weighted average cost	105.1	101.4
Regulatory assets	78.7	79.8
Other	151.1	122.2
Total current assets	1,027.3	785.1
Property, plant and equipment, net	12,854.0	12,462.4
Investments:
ATC Holdings	302.3	293.6
Other	141.0	137.7
Total investments	443.3	431.3
Other assets:
Regulatory assets	1,728.2	1,657.5
Deferred charges and other	68.8	89.7
Total other assets	1,797.0	1,747.2
Total assets	$16,121.6	$15,426.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$706.8	$256.5
Commercial paper	390.5	441.2
Accounts payable	422.5	543.3
Regulatory liabilities	166.9	142.7
Other	262.3	260.4
Total current liabilities	1,949.0	1,644.1
Long-term debt, net (excluding current portion)	5,438.1	5,246.3
Other liabilities:
Deferred tax liabilities	1,657.9	1,603.1
Regulatory liabilities	1,276.0	1,350.5
Pension and other benefit obligations	487.4	509.1
Other	413.6	287.2
Total other liabilities	3,834.9	3,749.9
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 237,521,074 and 236,063,279 shares outstanding	2.4	2.4
Additional paid-in capital	2,108.4	2,045.5
Retained earnings	2,597.8	2,545.9
Accumulated other comprehensive income	1.0	1.7
Shares in deferred compensation trust - 380,863 and 384,580 shares at a weighted average cost of $26.22 and $25.60 per share	(10.0)	(9.8)
Total Alliant Energy Corporation common equity	4,699.6	4,585.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	4,899.6	4,785.7
Total liabilities and equity	$16,121.6	$15,426.0

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$224.8	$226.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	279.8	247.4
Deferred tax expense and tax credits	19.9	33.9
Equity component of allowance for funds used during construction	(30.8)	(22.6)
Equity income from unconsolidated investments, net	(23.6)	(31.8)
Other	37.1	31.6
Other changes in assets and liabilities:
Accounts receivable	(199.7)	(168.4)
Accounts payable	(33.1)	(34.1)
Regulatory liabilities	(26.1)	21.5
Deferred income taxes	34.3	(6.3)
Other	(5.7)	(23.2)
Net cash flows from operating activities	276.9	274.4
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(652.5)	(699.6)
Other	(54.1)	(33.7)
Cash receipts on sold receivables	125.5	232.5
Other	(25.9)	(17.1)
Net cash flows used for investing activities	(607.0)	(517.9)
Cash flows from financing activities:
Common stock dividends	(167.8)	(154.8)
Proceeds from issuance of common stock, net	60.6	100.1
Proceeds from issuance of long-term debt	650.0	1,000.0
Payments to retire long-term debt	(3.4)	(503.0)
Net change in commercial paper and other short-term borrowings	(50.7)	(207.7)
Other	(9.9)	(13.0)
Net cash flows from financing activities	478.8	221.6
Net increase (decrease) in cash, cash equivalents and restricted cash	148.7	(21.9)
Cash, cash equivalents and restricted cash at beginning of period	25.5	33.9
Cash, cash equivalents and restricted cash at end of period	$174.2	$12.0
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($132.7)	($119.8)
Income taxes, net	$2.5	($5.0)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$187.4	$186.5
Beneficial interest obtained in exchange for securitized accounts receivable	$214.6	$208.3

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Electric utility	$392.3	$422.1	$812.1	$827.8
Gas utility	38.4	42.2	163.0	150.3
Steam and other	10.5	10.5	21.2	22.5
Total revenues	441.2	474.8	996.3	1,000.6
Operating expenses:
Electric production fuel and purchased power	83.3	116.9	212.2	231.5
Electric transmission service	77.4	84.4	165.1	175.2
Cost of gas sold	10.8	16.8	74.1	77.4
Other operation and maintenance	97.4	97.0	205.4	202.5
Depreciation and amortization	82.6	70.5	159.7	135.3
Taxes other than income taxes	15.2	11.5	31.8	25.4
Total operating expenses	366.7	397.1	848.3	847.3
Operating income	74.5	77.7	148.0	153.3
Other (income) and deductions:
Interest expense	31.5	30.4	60.9	60.2
Allowance for funds used during construction	(7.9)	(9.9)	(23.7)	(17.3)
Other	1.5	0.7	3.4	1.5
Total other (income) and deductions	25.1	21.2	40.6	44.4
Income before income taxes	49.4	56.5	107.4	108.9
Income taxes	1.9	2.3	4.0	5.4
Net income	47.5	54.2	103.4	103.5
Preferred dividend requirements	2.5	2.5	5.1	5.1
Earnings available for common stock	$45.0	$51.7	$98.3	$98.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$9.7
Accounts receivable, less allowance for doubtful accounts	231.7	153.5
Production fuel, at weighted average cost	37.8	44.8
Gas stored underground, at weighted average cost	11.8	26.1
Materials and supplies, at weighted average cost	58.0	55.4
Regulatory assets	33.8	39.2
Other	21.7	43.1
Total current assets	399.8	371.8
Property, plant and equipment, net	7,080.4	6,781.5
Other assets:
Regulatory assets	1,330.7	1,239.8
Deferred charges and other	19.6	18.3
Total other assets	1,350.3	1,258.1
Total assets	$8,830.5	$8,411.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$50.4
Accounts payable	216.8	304.9
Accounts payable to associated companies	43.0	28.8
Regulatory liabilities	82.1	90.0
Accrued taxes	64.7	45.8
Other	87.8	87.2
Total current liabilities	494.4	607.1
Long-term debt, net	2,850.5	2,552.3
Other liabilities:
Deferred tax liabilities	971.2	957.3
Regulatory liabilities	637.8	664.9
Pension and other benefit obligations	171.0	178.4
Other	360.5	220.7
Total other liabilities	2,140.5	2,021.3
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,322.8	2,222.8
Retained earnings	788.9	774.5
Total Interstate Power and Light Company common equity	3,145.1	3,030.7
Cumulative preferred stock	200.0	200.0
Total equity	3,345.1	3,230.7
Total liabilities and equity	$8,830.5	$8,411.4

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$103.4	$103.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	159.7	135.3
Deferred tax expense (benefit) and tax credits	(11.7)	9.6
Other	(14.9)	(10.3)
Other changes in assets and liabilities:
Accounts receivable	(209.3)	(206.2)
Accounts payable	(17.0)	(29.3)
Accrued taxes	18.9	(2.1)
Deferred income taxes	25.3	(17.8)
Other	34.6	30.1
Net cash flows from operating activities	89.0	12.8
Cash flows used for investing activities:
Construction and acquisition expenditures	(449.5)	(391.1)
Cash receipts on sold receivables	125.5	232.5
Other	(30.5)	(20.5)
Net cash flows used for investing activities	(354.5)	(179.1)
Cash flows from financing activities:
Common stock dividends	(83.9)	(84.0)
Capital contributions from parent	100.0	130.0
Proceeds from issuance of long-term debt	300.0	—
Net change in commercial paper	(50.4)	125.0
Other	(6.2)	(6.6)
Net cash flows from financing activities	259.5	164.4
Net decrease in cash, cash equivalents and restricted cash	(6.0)	(1.9)
Cash, cash equivalents and restricted cash at beginning of period	12.4	7.2
Cash, cash equivalents and restricted cash at end of period	$6.4	$5.3
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($58.3)	($60.2)
Income taxes, net	$12.1	($0.5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$117.4	$93.4
Beneficial interest obtained in exchange for securitized accounts receivable	$214.6	$208.3

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Electric utility	$298.9	$304.2	$622.5	$607.2
Gas utility	26.8	26.4	118.0	103.9
Other	0.4	0.2	0.8	1.4
Total revenues	326.1	330.8	741.3	712.5
Operating expenses:
Electric production fuel and purchased power	81.5	91.6	171.0	180.2
Electric transmission service	35.0	35.3	70.3	70.9
Cost of gas sold	9.6	10.7	67.9	61.3
Other operation and maintenance	62.4	62.3	125.9	118.6
Depreciation and amortization	59.1	55.5	117.7	110.1
Taxes other than income taxes	11.5	12.0	23.4	24.0
Total operating expenses	259.1	267.4	576.2	565.1
Operating income	67.0	63.4	165.1	147.4
Other (income) and deductions:
Interest expense	26.1	24.6	51.9	49.3
Allowance for funds used during construction	(10.4)	(8.2)	(20.0)	(15.7)
Other	1.6	1.0	3.2	2.1
Total other (income) and deductions	17.3	17.4	35.1	35.7
Income before income taxes	49.7	46.0	130.0	111.7
Income taxes	7.7	6.2	22.3	17.9
Earnings available for common stock	$42.0	$39.8	$107.7	$93.8
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$163.2	$8.7
Accounts receivable, less allowance for doubtful accounts	180.9	190.1
Production fuel, at weighted average cost	30.0	16.6
Gas stored underground, at weighted average cost	21.1	22.9
Materials and supplies, at weighted average cost	44.3	42.9
Regulatory assets	44.9	40.6
Other	108.8	62.8
Total current assets	593.2	384.6
Property, plant and equipment, net	5,377.5	5,287.3
Other assets:
Regulatory assets	397.5	417.7
Deferred charges and other	21.8	62.9
Total other assets	419.3	480.6
Total assets	$6,390.0	$6,152.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$400.0	$250.0
Commercial paper	—	105.5
Accounts payable	150.0	180.9
Regulatory liabilities	84.8	52.7
Other	109.1	105.5
Total current liabilities	743.9	694.6
Long-term debt, net (excluding current portion)	1,781.8	1,584.9
Other liabilities:
Deferred tax liabilities	615.1	582.0
Regulatory liabilities	638.2	685.6
Finance lease obligations - Sheboygan Falls Energy Facility	55.8	60.0
Pension and other benefit obligations	210.5	217.7
Other	159.5	178.2
Total other liabilities	1,679.1	1,723.5
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,309.0	1,309.0
Retained earnings	810.0	774.3
Total Wisconsin Power and Light Company common equity	2,185.2	2,149.5
Total liabilities and equity	$6,390.0	$6,152.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$107.7	$93.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	117.7	110.1
Deferred tax expense and tax credits	21.7	14.5
Other	(4.7)	(8.1)
Other changes in assets and liabilities:
Accounts receivable	7.6	39.0
Accounts payable	(19.6)	(10.4)
Regulatory liabilities	(18.4)	2.5
Other	(3.8)	(15.5)
Net cash flows from operating activities	208.2	225.9
Cash flows used for investing activities:
Construction and acquisition expenditures	(203.0)	(308.5)
Other	(15.0)	(17.0)
Net cash flows used for investing activities	(218.0)	(325.5)
Cash flows from financing activities:
Common stock dividends	(72.0)	(70.1)
Capital contributions from parent	—	150.0
Proceeds from issuance of long-term debt	350.0	—
Net change in commercial paper	(105.5)	1.4
Other	(7.4)	(1.3)
Net cash flows from financing activities	165.1	80.0
Net increase (decrease) in cash, cash equivalents and restricted cash	155.3	(19.6)
Cash, cash equivalents and restricted cash at beginning of period	9.2	24.2
Cash, cash equivalents and restricted cash at end of period	$164.5	$4.6
Supplemental cash flows information:
Cash paid during the period for:
Interest	($51.7)	($49.4)
Income taxes, net	($6.5)	($7.9)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$66.4	$89.6

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes, including modifications to the presentation of cash receipts on sold receivables in the cash flows statements as discussed in Note 1(d).

NOTE 1(b) Cash and Cash Equivalents - At June 30, 2019, Alliant Energy’s and WPL’s cash and cash equivalents included $161.8 million and $160.4 million of money market fund investments, with interest rates of 2.4% and 2.4%, respectively.

NOTE 1(c) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and interest expenses. Finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 1(d) New Accounting Standards -
Credit Losses - In June 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables and certain other assets. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2020 using the modified retrospective method of adoption, which requires cumulative effect adjustments to retained earnings on January 1, 2020 upon adoption. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial statements.

Cloud Computing Arrangements - In August 2018, the Financial Accounting Standards Board issued an accounting standard that clarifies capitalization and presentation requirements of implementation costs incurred in cloud computing arrangements. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2020 and are currently evaluating the impact of this standard on their financial statements.

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

Cash Flows Statements - On January 1, 2018, Alliant Energy and IPL adopted an accounting standard that requires classification of the consideration received for the beneficial interest obtained for transferring accounts receivable from IPL’s sales of accounts receivable program as an investing activity, instead of an operating activity. Alliant Energy and IPL currently use a method of presentation that allocates cash flows between operating and investing activities based on daily transactional activity. For the six months ended June 30, 2018, Alliant Energy and IPL initially utilized a method of presentation that allocated cash flows between operating and investing activities based on monthly transactional activity. For the six months ended June 30, 2018, the change in method of presentation to daily transactional activity increased Alliant Energy’s and IPL’s operating cash flows by $339.4 million, and Alliant Energy’s and IPL’s operating cash flows increased to $274.4 million and $12.8 million, respectively.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Tax-related	$815.5	$820.6	$780.2	$783.1	$35.3	$37.5
Pension and OPEB costs	522.9	542.3	264.7	274.0	258.2	268.3
Asset retirement obligations	111.0	110.8	76.2	76.3	34.8	34.5
IPL’s DAEC PPA amendment	107.1	—	107.1	—	—	—
EGUs retired early	102.8	111.6	51.7	55.4	51.1	56.2
Derivatives	30.6	28.0	13.4	15.1	17.2	12.9
Emission allowances	22.4	23.6	22.4	23.6	—	—
Other	94.6	100.4	48.8	51.5	45.8	48.9
	$1,806.9	$1,737.3	$1,364.5	$1,279.0	$442.4	$458.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Tax-related	$853.8	$890.6	$365.6	$390.1	$488.2	$500.5
Cost of removal obligations	399.2	401.2	269.5	273.3	129.7	127.9
Electric transmission cost recovery	101.5	104.0	52.7	47.7	48.8	56.3
WPL’s earnings sharing mechanism	25.2	25.4	—	—	25.2	25.4
Commodity cost recovery	22.7	16.8	11.9	11.9	10.8	4.9
Other	40.5	55.2	20.2	31.9	20.3	23.3
	$1,442.9	$1,493.2	$719.9	$754.9	$723.0	$738.3

IPL’s DAEC PPA Amendment - In January 2019, IPL incurred an obligation to make a September 2020 buyout payment of $110 million in exchange for shortening the term of IPL’s DAEC nuclear generation PPA by 5 years. The IUB approved placing the buyout payment in a regulatory asset account, which will be recovered from IPL’s retail customers over a 5-year period following the payment. The offsetting obligation has been discounted and is recorded in “Other liabilities” on Alliant Energy’s and IPL’s balance sheets.

Utility Rate Reviews
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers by $204 million, based on a 2020 forward-looking Test Period. The requested increase would take place in two phases, $90 million through interim rates and the remaining $114 million through final rates. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL currently expects the proposed retail electric base rate increase to be partially offset by cost reductions in non-base rate factors, including fuel-related and energy efficiency costs. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019.

Implementing interim rates does not require regulatory approval; however, interim rates are subject to refund pending the IUB’s final rate review decision.

Intervenor testimony was filed in August 2019 addressing, among other things, the return on common equity percentage used to calculate the interim rate increase implemented in April 2019. Intervenors have also filed testimony addressing various positions on rate design and revenue requirement, including authorized returns on production tax credits carryforwards, for final rates.

The IUB generally must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. IPL currently expects a final decision from the IUB in the fourth quarter of 2019 on the interim rate increase, as well as the remaining $114 million of final rates, which would be effective in the first quarter of 2020.

IPL’s Retail Gas Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers by $21 million, based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects. IPL currently expects the proposed retail gas base rate increase to be partially offset by cost reductions in non-base rate factors, including lower cost of gas sold and energy efficiency costs. IPL currently expects a decision from the IUB in the fourth quarter of 2019 with final rates effective in the first quarter of 2020.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2019, IPL had $83 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2019	2018	2019	2018
Maximum outstanding aggregate cash proceeds	$25.0	$116.0	$108.0	$116.0
Average outstanding aggregate cash proceeds	2.6	52.3	41.6	56.7

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2019	December 31, 2018
Customer accounts receivable	$138.3	$140.1
Unbilled utility revenues	90.5	97.1
Other receivables	0.4	0.1
Receivables sold to third party	229.2	237.3
Less: cash proceeds	5.0	108.0
Deferred proceeds	224.2	129.3
Less: allowance for doubtful accounts	9.6	9.9
Fair value of deferred proceeds	$214.6	$119.4

As of June 30, 2019, outstanding receivables past due under the Receivables Agreement were $27.1 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2019	2018	2019	2018
Collections	$487.7	$483.7	$1,043.5	$1,000.7
Write-offs, net of recoveries	2.6	1.9	8.1	8.0

NOTE 4. INVESTMENTS AND ACQUISITIONS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2019	2018	2019	2018
ATC Holdings	($10.0)	($7.8)	($19.5)	($16.5)
Non-utility wind farm in Oklahoma	(1.3)	(2.5)	(2.4)	(14.6)
Other	(1.4)	(0.2)	(1.7)	(0.7)
	($12.7)	($10.5)	($23.6)	($31.8)

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

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2019	236,063,279
Equity forward agreements	1,090,300
Shareowner Direct Plan	268,755
Equity-based compensation plans	101,478
Other	(2,738)
Shares outstanding, June 30, 2019	237,521,074

Equity Forward Agreements - In December 2018, Alliant Energy entered into forward sale agreements with various counterparties in connection with a public offering of 8,358,973 shares of Alliant Energy common stock. The initial forward sale price of $44.33 per share is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreements. During the six months ended June 30, 2019, Alliant Energy settled $48 million under the forward sale agreements by delivering 1,090,300 shares of newly issued Alliant Energy common stock at a forward sale price of $44.13 per share. Alliant Energy used the net proceeds from the settlement for general corporate purposes. As of June 30, 2019, 559,597 shares were included in the calculation of diluted EPS related to the remaining securities under the forward sale agreements. In July 2019, Alliant Energy settled $66 million under the forward sale agreements by delivering 1,500,000 shares of newly issued Alliant Energy common stock at a forward sale price of $44.06 per share, and used the net proceeds for general corporate purposes.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended June 30, 2019
Beginning balance, April 1	$2.4	$2,100.0	$2,587.3	$2.4	($9.7)	$200.0	$4,882.4
Net income attributable to Alliant Energy common shareowners			94.6				94.6
Common stock dividends ($0.355 per share)			(84.1)				(84.1)
Shareowner Direct Plan issuances		6.0					6.0
Equity-based compensation plans and other		2.4			(0.3)		2.1
Other comprehensive loss, net of tax				(1.4)			(1.4)
Ending balance, June 30	$2.4	$2,108.4	$2,597.8	$1.0	($10.0)	$200.0	$4,899.6
Three Months Ended June 30, 2018
Beginning balance, April 1	$2.3	$1,851.4	$2,389.4	($0.5)	($11.1)	$200.0	$4,431.5
Net income attributable to Alliant Energy common shareowners			100.4				100.4
Common stock dividends ($0.335 per share)			(77.3)				(77.3)
At-the-market offering program and Shareowner Direct Plan issuances		93.8					93.8
Equity-based compensation plans and other		2.0			(0.3)		1.7
Other comprehensive income, net of tax				0.6			0.6
Ending balance, June 30	$2.3	$1,947.2	$2,412.5	$0.1	($11.4)	$200.0	$4,550.7

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Six Months Ended June 30, 2019
Beginning balance, January 1	$2.4	$2,045.5	$2,545.9	$1.7	($9.8)	$200.0	$4,785.7
Net income attributable to Alliant Energy common shareowners			219.7				219.7
Common stock dividends ($0.71 per share)			(167.8)				(167.8)
Equity forward settlements and Shareowner Direct Plan issuances		60.6					60.6
Equity-based compensation plans and other		2.3			(0.2)		2.1
Other comprehensive loss, net of tax				(0.7)			(0.7)
Ending balance, June 30	$2.4	$2,108.4	$2,597.8	$1.0	($10.0)	$200.0	$4,899.6
Six Months Ended June 30, 2018
Beginning balance, January 1	$2.3	$1,845.5	$2,346.0	($0.5)	($11.1)	$200.0	$4,382.2
Net income attributable to Alliant Energy common shareowners			221.3				221.3
Common stock dividends ($0.67 per share)			(154.8)				(154.8)
At-the-market offering program and Shareowner Direct Plan issuances		100.1					100.1
Equity-based compensation plans and other		1.6			(0.3)		1.3
Other comprehensive income, net of tax				0.6			0.6
Ending balance, June 30	$2.3	$1,947.2	$2,412.5	$0.1	($11.4)	$200.0	$4,550.7

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended June 30, 2019
Beginning balance, April 1	$33.4	$2,322.8	$785.8	$200.0	$3,342.0
Earnings available for common stock			45.0		45.0
Common stock dividends			(41.9)		(41.9)
Ending balance, June 30	$33.4	$2,322.8	$788.9	$200.0	$3,345.1
Three Months Ended June 30, 2018
Beginning balance, April 1	$33.4	$1,797.8	$683.3	$200.0	$2,714.5
Earnings available for common stock			51.7		51.7
Common stock dividends			(42.1)		(42.1)
Capital contributions from parent		130.0			130.0
Ending balance, June 30	$33.4	$1,927.8	$692.9	$200.0	$2,854.1

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Six Months Ended June 30, 2019
Beginning balance, January 1	$33.4	$2,222.8	$774.5	$200.0	$3,230.7
Earnings available for common stock			98.3		98.3
Common stock dividends			(83.9)		(83.9)
Capital contributions from parent		100.0			100.0
Ending balance, June 30	$33.4	$2,322.8	$788.9	$200.0	$3,345.1
Six Months Ended June 30, 2018
Beginning balance, January 1	$33.4	$1,797.8	$678.5	$200.0	$2,709.7
Earnings available for common stock			98.4		98.4
Common stock dividends			(84.0)		(84.0)
Capital contributions from parent		130.0			130.0
Ending balance, June 30	$33.4	$1,927.8	$692.9	$200.0	$2,854.1

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2019
Beginning balance, April 1	$66.2	$1,309.0	$804.0	$2,179.2
Earnings available for common stock			42.0	42.0
Common stock dividends			(36.0)	(36.0)
Ending balance, June 30	$66.2	$1,309.0	$810.0	$2,185.2
Three Months Ended June 30, 2018
Beginning balance, April 1	$66.2	$1,109.0	$725.3	$1,900.5
Earnings available for common stock			39.8	39.8
Common stock dividends			(35.1)	(35.1)
Capital contributions from parent		150.0		150.0
Ending balance, June 30	$66.2	$1,259.0	$730.0	$2,055.2

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2019
Beginning balance, January 1	$66.2	$1,309.0	$774.3	$2,149.5
Earnings available for common stock			107.7	107.7
Common stock dividends			(72.0)	(72.0)
Ending balance, June 30	$66.2	$1,309.0	$810.0	$2,185.2
Six Months Ended June 30, 2018
Beginning balance, January 1	$66.2	$1,109.0	$706.3	$1,881.5
Earnings available for common stock			93.8	93.8
Common stock dividends			(70.1)	(70.1)
Capital contributions from parent		150.0		150.0
Ending balance, June 30	$66.2	$1,259.0	$730.0	$2,055.2

Comprehensive Income - For the three and six months ended June 30, 2019 and 2018, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2019 and 2018, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2019, Alliant Energy, IPL and WPL extended their single credit facility agreement by one year, which currently expires in August 2023. As of June 30, 2019, the short-term borrowing capacity under the agreement totaled $1 billion ($450 million for Alliant Energy at the parent company, $250 million for IPL and $300 million for WPL). Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

June 30, 2019	Alliant Energy	IPL	WPL
Commercial paper outstanding	$390.5	$—	$—
Commercial paper weighted average interest rates	2.6%	N/A	N/A
Available credit facility capacity	$609.5	$250.0	$300.0

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2019	2018	2019	2018	2019	2018
Maximum amount outstanding (based on daily outstanding balances)	$590.2	$446.5	$—	$31.4	$193.3	$109.4
Average amount outstanding (based on daily outstanding balances)	$531.7	$234.5	$—	$5.1	$141.6	$45.2
Weighted average interest rates	2.7%	2.2%	N/A	2.3%	2.5%	1.8%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$600.6	$446.5	$50.4	$31.4	$195.1	$109.4
Average amount outstanding (based on daily outstanding balances)	$515.4	$272.1	$0.3	$2.6	$139.8	$28.4
Weighted average interest rates	2.7%	2.0%	2.8%	2.3%	2.5%	1.8%

NOTE 6(b) Long-term Debt - In April 2019, IPL issued $300 million of 3.60% senior debentures due 2029. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of IPL’s wind projects.

In June 2019, WPL issued $350 million of 3.00% debentures due 2029. The net proceeds from the issuance were used by WPL to reduce its outstanding commercial paper and retire its $250 million 5% debentures that matured in July 2019.

NOTE 7. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	June 30, 2019
	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$17	$10	$7
Other current liabilities	$2	$1	$1
Other liabilities	15	9	6
Total operating lease liabilities	$17	$10	$7
Weighted average remaining lease term	11 years	13 years	10 years
Weighted average discount rate	4%	4%	4%

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Operating lease cost	$—	$—	$—	$1	$—	$—

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

	June 30, 2019
Property, plant and equipment, net	$35
Other current liabilities	$8
Finance lease obligations - Sheboygan Falls Energy Facility	56
Total finance lease liabilities	$64
Remaining lease term	6 years
Discount rate	11%

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Depreciation expense	$2	$3
Interest expense	2	4
Total finance lease expense	$4	$7

Expected Maturities - As of June 30, 2019, expected maturities of lease liabilities were as follows (in millions):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$2	$2	$2	$2	$2	$13	$23	$6	$17
IPL	1	1	1	1	1	9	14	4	10
WPL	1	1	1	1	1	4	9	2	7
WPL’s Finance Lease:
Sheboygan Falls Energy Facility	7	15	15	15	15	20	87	23	64

Prior period amounts have not been restated to reflect the adoption of the new lease accounting standard and continue to be reported under the accounting standards in effect for those periods. As of December 31, 2018, future minimum operating (excluding contingent rentals) and capital lease payments were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Operating Leases:
Alliant Energy	$5	$5	$3	$3	$2	$12	$30
IPL	3	2	2	2	2	12	23
WPL	2	3	1	—	—	—	6
WPL’s Capital Lease:
Sheboygan Falls Energy Facility	$15	$15	$15	$15	$15	$19	$94	$26	$68

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2019	2018	2019	2018	2019	2018
Electric Utility:
Retail - residential	$233.3	$248.3	$125.9	$139.3	$107.4	$109.0
Retail - commercial	171.3	172.3	111.4	114.2	59.9	58.1
Retail - industrial	214.2	225.4	118.4	128.8	95.8	96.6
Wholesale	41.0	43.1	14.6	13.9	26.4	29.2
Bulk power and other	31.4	37.2	22.0	25.9	9.4	11.3
Total Electric Utility	691.2	726.3	392.3	422.1	298.9	304.2
Gas Utility:
Retail - residential	35.2	37.7	20.0	22.8	15.2	14.9
Retail - commercial	16.1	19.3	8.8	11.8	7.3	7.5
Retail - industrial	2.0	2.6	1.6	1.4	0.4	1.2
Transportation/other	11.9	9.0	8.0	6.2	3.9	2.8
Total Gas Utility	65.2	68.6	38.4	42.2	26.8	26.4
Other Utility:
Steam	9.2	8.4	9.2	8.4	—	—
Other utility	1.7	2.3	1.3	2.1	0.4	0.2
Total Other Utility	10.9	10.7	10.5	10.5	0.4	0.2
Non-Utility and Other:
Transportation and other	22.9	10.5	—	—	—	—
Total Non-Utility and Other	22.9	10.5	—	—	—	—
Total revenues	$790.2	$816.1	$441.2	$474.8	$326.1	$330.8

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2019	2018	2019	2018	2019	2018
Electric Utility:
Retail - residential	$508.0	$507.7	$273.4	$281.5	$234.6	$226.2
Retail - commercial	352.4	346.3	228.0	225.8	124.4	120.5
Retail - industrial	422.9	427.3	234.5	243.6	188.4	183.7
Wholesale	87.5	96.9	31.5	38.2	56.0	58.7
Bulk power and other	63.8	56.8	44.7	38.7	19.1	18.1
Total Electric Utility	1,434.6	1,435.0	812.1	827.8	622.5	607.2
Gas Utility:
Retail - residential	167.0	148.3	97.9	88.3	69.1	60.0
Retail - commercial	79.7	76.3	43.6	43.4	36.1	32.9
Retail - industrial	7.4	8.4	4.8	4.1	2.6	4.3
Transportation/other	26.9	21.2	16.7	14.5	10.2	6.7
Total Gas Utility	281.0	254.2	163.0	150.3	118.0	103.9
Other Utility:
Steam	17.6	17.8	17.6	17.8	—	—
Other utility	4.4	6.1	3.6	4.7	0.8	1.4
Total Other Utility	22.0	23.9	21.2	22.5	0.8	1.4
Non-Utility and Other:
Transportation and other	39.8	19.3	—	—	—	—
Total Non-Utility and Other	39.8	19.3	—	—	—	—
Total revenues	$1,777.4	$1,732.4	$996.3	$1,000.6	$741.3	$712.5

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income taxes by income before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2019	2018	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	7.5	6.5	8.3	7.0	6.2	6.2
Production tax credits	(8.5)	(5.4)	(13.2)	(5.3)	(4.2)	(6.8)
Effect of rate-making on property-related differences	(6.2)	(6.7)	(10.1)	(11.5)	(2.7)	(2.7)
Amortization of excess deferred taxes	(1.3)	(0.4)	(0.4)	—	(2.3)	(0.1)
IPL’s tax benefit riders	(0.7)	(2.1)	(1.4)	(4.3)	—	—
Other items, net	(1.5)	(1.2)	(0.4)	(2.8)	(2.5)	(4.1)
Overall income tax rate	10.3%	11.7%	3.8%	4.1%	15.5%	13.5%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2019	2018	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	7.2	7.1	8.1	7.7	6.2	6.2
Production tax credits	(8.9)	(5.5)	(13.6)	(5.3)	(4.6)	(6.7)
Effect of rate-making on property-related differences	(6.0)	(7.2)	(9.6)	(12.4)	(2.4)	(2.5)
Amortization of excess deferred taxes	(1.1)	(0.4)	(0.3)	—	(1.8)	(0.1)
IPL’s tax benefit riders	(0.7)	(2.2)	(1.4)	(4.5)	—	—
Other items, net	(1.0)	(1.0)	(0.5)	(1.5)	(1.2)	(1.9)
Overall income tax rate	10.5%	11.8%	3.7%	5.0%	17.2%	16.0%

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2019, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2031-2037	$760	$550	$122
State net operating losses	2019-2039	764	13	2
Federal tax credits	2022-2039	325	152	154

NOTE 10. BENEFIT PLANS
NOTE 10(a) Pension and OPEB Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three and six months ended June 30 are included below (in millions). For IPL and WPL, amounts represent their current and former employees covered under plans they sponsor, as well as amounts directly assigned to them related to their current and former employees who are participants in the Alliant Energy and Corporate Services sponsored plans.

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$2.4	$3.0	$4.8	$6.0	$0.9	$1.0	$1.7	$2.1
Interest cost	12.4	11.7	24.9	23.4	2.1	1.9	4.2	3.8
Expected return on plan assets	(15.0)	(17.5)	(30.0)	(34.9)	(1.3)	(1.5)	(2.5)	(3.0)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of actuarial loss	9.1	8.8	18.2	17.6	0.8	0.9	1.6	1.7
	$8.8	$5.9	$17.6	$11.8	$2.4	$2.2	$4.9	$4.5

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1.5	$1.9	$3.0	$3.7	$0.4	$0.5	$0.7	$0.9
Interest cost	5.7	5.4	11.4	10.7	0.9	0.8	1.7	1.6
Expected return on plan assets	(7.1)	(8.2)	(14.1)	(16.3)	(0.9)	(1.1)	(1.8)	(2.2)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	4.0	3.8	7.9	7.5	0.3	0.3	0.7	0.6
	$4.1	$2.8	$8.1	$5.5	$0.7	$0.5	$1.3	$0.9

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$0.8	$1.1	$1.7	$2.2	$0.3	$0.4	$0.6	$0.8
Interest cost	5.4	5.1	10.8	10.1	0.9	0.7	1.7	1.5
Expected return on plan assets	(6.6)	(7.6)	(13.1)	(15.2)	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of actuarial loss	4.4	4.3	8.8	8.6	0.4	0.5	0.8	1.0
	$4.0	$2.8	$8.1	$5.6	$1.3	$1.4	$2.7	$2.9

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Compensation expense	$3.4	$5.1	$8.1	$8.4	$1.9	$2.8	$4.5	$4.6	$1.4	$2.1	$3.2	$3.4
Income tax benefits	1.0	1.5	2.3	2.4	0.5	0.9	1.3	1.4	0.4	0.5	0.9	0.9

As of June 30, 2019, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $10.3 million, $5.7 million and $4.2 million, respectively, which is expected to be recognized over a weighted average period of between 1 and 2 years.

In the first quarter of 2019, performance shares, performance restricted stock units and restricted stock units were granted to key employees and will be paid out in shares, and are therefore accounted for as equity awards. The 2019 performance shares contain a market condition based on total shareowner return relative to an investor-owned utility peer group. The fair value of each performance share is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a 3-year performance period. In the first quarter of 2019, 80,837 performance shares were granted with a grant date fair value of $46.35. The 2019 performance restricted stock units will vest based on the achievement of certain targets (specified growth of consolidated net income from continuing operations) during a 3-year performance period. The actual number of performance shares and performance restricted units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares or units, as applicable. The 2019 restricted stock units will vest based on the expiration of a 3-

year time-vesting period. In the first quarter of 2019, 80,837 performance restricted stock units and 95,938 restricted stock units were granted with a grant date fair value of $45.63, which is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. As of June 30, 2019, an immaterial amount of shares was included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the six months ended June 30, 2019 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$177.5	$118.3
Revisions in estimated cash flows	(2.2)	(2.2)
Liabilities settled	(1.4)	(1.2)
Liabilities incurred (a)	25.9	25.9
Accretion expense	3.4	2.2
Balance, June 30	$203.2	$143.0

(a)
During the six months ended June 30, 2019, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Upland Prairie and English Farms wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2019, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	24,229	2019-2020	163,808	2019-2026	8,027	2019-2021	6,552	2019-2021
IPL	11,721	2019-2020	75,276	2019-2026	3,587	2019-2021	—	—
WPL	12,508	2019-2020	88,532	2019-2026	4,440	2019-2021	6,552	2019-2021

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current derivative assets	$18.4	$24.6	$12.0	$16.1	$6.4	$8.5
Non-current derivative assets	3.5	3.7	1.9	1.6	1.6	2.1
Current derivative liabilities	12.9	5.6	5.8	3.1	7.1	2.5
Non-current derivative liabilities	15.1	17.7	6.4	8.1	8.7	9.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2019 and December 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2019 and December 31, 2018. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$161.8	$161.8	$—	$—	$161.8	$—	$—	$—	$—	$—
Derivatives	21.9	—	8.2	13.7	21.9	28.3	—	8.9	19.4	28.3
Deferred proceeds	214.6	—	—	214.6	214.6	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	28.0	—	27.5	0.5	28.0	23.3	—	16.1	7.2	23.3
Long-term debt (incl. current maturities)	6,144.9	—	6,788.8	2.1	6,790.9	5,502.8	—	5,858.4	2.4	5,860.8

IPL	June 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$13.9	$—	$4.1	$9.8	$13.9	$17.7	$—	$4.0	$13.7	$17.7
Deferred proceeds	214.6	—	—	214.6	214.6	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	12.2	—	11.7	0.5	12.2	11.2	—	6.5	4.7	11.2
Long-term debt	2,850.5	—	3,135.3	—	3,135.3	2,552.3	—	2,691.2	—	2,691.2

WPL	June 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$160.4	$160.4	$—	$—	$160.4	$—	$—	$—	$—	$—
Derivatives	8.0	—	4.1	3.9	8.0	10.6	—	4.9	5.7	10.6
Liabilities:
Derivatives	15.8	—	15.8	—	15.8	12.1	—	9.6	2.5	12.1
Long-term debt (incl. current maturities)	2,181.8	—	2,498.2	—	2,498.2	1,834.9	—	2,043.7	—	2,043.7

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2019	2018	2019	2018
Beginning balance, April 1	$0.4	($29.4)	$178.3	$120.9
Total net losses included in changes in net assets (realized/unrealized)	(0.1)	(0.2)	—	—
Transfers out of Level 3	3.9	—	—	—
Purchases	13.8	26.7	—	—
Settlements (a)	(4.8)	(7.8)	36.3	87.4
Ending balance, June 30	$13.2	($10.7)	$214.6	$208.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	$—	($0.1)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2019	2018	2019	2018
Beginning balance, January 1	$12.2	($12.2)	$119.4	$222.1
Total net losses included in changes in net assets (realized/unrealized)	(5.7)	(10.0)	—	—
Transfers out of Level 3	3.9	—	—	—
Purchases	13.8	26.7	—	—
Sales	(0.2)	—	—	—
Settlements (a)	(10.8)	(15.2)	95.2	(13.8)
Ending balance, June 30	$13.2	($10.7)	$214.6	$208.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($2.6)	($9.7)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2019	2018	2019	2018
Beginning balance, April 1	$0.6	($15.4)	$178.3	$120.9
Total net gains (losses) included in changes in net assets (realized/unrealized)	0.4	(1.6)	—	—
Transfers out of Level 3	2.5	—	—	—
Purchases	9.5	19.3	—	—
Settlements (a)	(3.7)	(6.4)	36.3	87.4
Ending balance, June 30	$9.3	($4.1)	$214.6	$208.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$0.5	($1.6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2019	2018	2019	2018
Beginning balance, January 1	$9.0	($1.4)	$119.4	$222.1
Total net losses included in changes in net assets (realized/unrealized)	(2.8)	(9.2)	—	—
Transfers out of Level 3	2.5	—	—	—
Purchases	9.5	19.3	—	—
Sales	(0.1)	—	—	—
Settlements (a)	(8.8)	(12.8)	95.2	(13.8)
Ending balance, June 30	$9.3	($4.1)	$214.6	$208.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($0.9)	($9.0)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2019	2018
Beginning balance, April 1	($0.2)	($14.0)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(0.5)	1.4
Transfers out of Level 3	1.4	—
Purchases	4.3	7.4
Settlements	(1.1)	(1.4)
Ending balance, June 30	$3.9	($6.6)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($0.5)	$1.5

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2019	2018
Beginning balance, January 1	$3.2	($10.8)
Total net losses included in changes in net assets (realized/unrealized)	(2.9)	(0.8)
Transfers out of Level 3	1.4	—
Purchases	4.3	7.4
Sales	(0.1)	—
Settlements	(2.0)	(2.4)
Ending balance, June 30	$3.9	($6.6)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($1.7)	($0.7)

(a)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2019	$2.4	$10.8	$1.4	$7.9	$1.0	$2.9
December 31, 2018	3.2	9.0	1.8	7.2	1.4	1.8

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation. WPL’s projects include the West Riverside Energy Center. At June 30, 2019, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $268 million, $237 million and $31 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2019, the related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$184	$183	$1
Natural gas	925	460	465
Coal (b)	130	81	49
Other (c)	88	49	28
	$1,327	$773	$543

(a)
Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. As a result of an amendment to shorten the term of the DAEC PPA, Alliant Energy’s and IPL’s amounts include minimum future commitments related to IPL’s purchase of capacity and the resulting energy from DAEC through September 2020, and do not include the September 2020 buyout payment of $110 million.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2019 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2019.

NOTE 14(c) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of June 30, 2019, the present value of the abandonment obligations is estimated at $37 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to these guarantees as of June 30, 2019 and December 31, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $90 million as of June 30, 2019 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2019 and December 31, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of June 30, 2019 and December 31, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2019, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At June 30, 2019, such amounts for WPL were not material.

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

Clean Air Act Section 111(d) - In July 2019, the EPA published the final Affordable Clean Energy rule, which repeals the Clean Power Plan effective September 6, 2019. The final rule establishes emission guidelines for states to develop plans by July 2022 to reduce carbon dioxide emissions from existing coal-fired EGUs, and is subject to legal challenges. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome or impact of these matters.

NOTE 14(e) Collective Bargaining Agreements - At June 30, 2019, employees covered by collective bargaining agreements represented 54%, 60% and 82% of total employees of Alliant Energy, IPL and WPL, respectively. On May 31, 2019, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expired, representing 27% and 82% of total employees of Alliant Energy and WPL, respectively. The parties continue to negotiate, and signed an extension that continues until a tentative agreement is ratified or either party gives 30 days’ notice to cancel the extension. Alliant Energy and WPL are currently unable to predict the outcome of this matter.

NOTE 15. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2019
Revenues	$691.2	$65.2	$10.9	$767.3	$22.9	$790.2
Operating income	132.9	7.2	1.4	141.5	8.3	149.8
Net income attributable to Alliant Energy common shareowners				87.0	7.6	94.6
Three Months Ended June 30, 2018
Revenues	$726.3	$68.6	$10.7	$805.6	$10.5	$816.1
Operating income	134.8	5.4	0.9	141.1	10.1	151.2
Net income attributable to Alliant Energy common shareowners				91.5	8.9	100.4

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2019
Revenues	$1,434.6	$281.0	$22.0	$1,737.6	$39.8	$1,777.4
Operating income	259.3	52.4	1.4	313.1	13.5	326.6
Net income attributable to Alliant Energy common shareowners				206.0	13.7	219.7
Six Months Ended June 30, 2018
Revenues	$1,435.0	$254.2	$23.9	$1,713.1	$19.3	$1,732.4
Operating income	261.5	36.9	2.3	300.7	16.2	316.9
Net income attributable to Alliant Energy common shareowners				192.2	29.1	221.3

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2019
Revenues	$392.3	$38.4	$10.5	$441.2
Operating income	68.9	4.2	1.4	74.5
Earnings available for common stock				45.0
Three Months Ended June 30, 2018
Revenues	$422.1	$42.2	$10.5	$474.8
Operating income	73.5	2.5	1.7	77.7
Earnings available for common stock				51.7
Six Months Ended June 30, 2019
Revenues	$812.1	$163.0	$21.2	$996.3
Operating income	115.7	30.5	1.8	148.0
Earnings available for common stock				98.3
Six Months Ended June 30, 2018
Revenues	$827.8	$150.3	$22.5	$1,000.6
Operating income	131.0	19.4	2.9	153.3
Earnings available for common stock				98.4

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2019
Revenues	$298.9	$26.8	$0.4	$326.1
Operating income	64.0	3.0	—	67.0
Earnings available for common stock				42.0
Three Months Ended June 30, 2018
Revenues	$304.2	$26.4	$0.2	$330.8
Operating income (loss)	61.3	2.9	(0.8)	63.4
Earnings available for common stock				39.8
Six Months Ended June 30, 2019
Revenues	$622.5	$118.0	$0.8	$741.3
Operating income (loss)	143.6	21.9	(0.4)	165.1
Earnings available for common stock				107.7
Six Months Ended June 30, 2018
Revenues	$607.2	$103.9	$1.4	$712.5
Operating income (loss)	130.5	17.5	(0.6)	147.4
Earnings available for common stock				93.8

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2019	2018	2019	2018	2019	2018	2019	2018
Corporate Services billings	$47	$44	$90	$85	$35	$34	$68	$67
Sales credited	12	18	27	23	3	8	4	9
Purchases billed	74	80	158	173	29	20	59	37

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Net payables to Corporate Services	$108	$95	$72	$71

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2019	2018	2019	2018
ATC billings to WPL	$27	$26	$54	$53
WPL billings to ATC	3	3	7	5

WPL owed ATC net amounts of $8 million as of June 30, 2019 and $8 million as of December 31, 2018.

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

2019 HIGHLIGHTS

Key highlights since the filing of the 2018 Form 10-K include the following:

•
In March 2019, IPL filed requests with the IUB to increase annual base rates for its Iowa retail electric and gas customers, which were based on a forward-looking test period that includes 2020. IPL concurrently filed for interim retail electric rates based on a 2018 historical Test Year, which were implemented effective April 1, 2019. Intervenor testimony was filed in August 2019 addressing, among other things, the return on common equity percentage used to calculate the interim rate increase, as well as various positions on rate design and revenue requirement, including authorized returns on production tax credits carryforwards, for final rates. Refer to Note 2 for details.

•
In March 2019, IPL placed approximately 470 megawatts of new wind generation in service at the Upland Prairie and English Farms wind sites. IPL’s retail electric customers began to see the rate impacts of this renewable generation with the interim electric rates effective April 1, 2019.

•
In March 2019, the IUB approved IPL’s energy efficiency plan for 2019 through 2023, which provides direct financial savings to customers and provides cost-effective options to help electric and gas customers reduce their energy usage. The energy efficiency costs, which are lower than previous energy efficiency plans, are reflected on electric customer bills beginning June 2019.

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

30

•
In April 2019, IPL issued $300 million of 3.60% senior debentures due 2029. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of IPL’s wind projects.

•
In June 2019, WPL issued $350 million of 3.00% debentures due 2029. The net proceeds from the issuance were used by WPL to reduce its outstanding commercial paper and retire its $250 million 5% debentures that matured in July 2019.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2019		2018
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$90.1	$0.38	$94.8	$0.41
ATC Holdings	7.5	0.03	6.7	0.03
Non-utility and Parent	(3.0)	(0.01)	(1.1)	(0.01)
Alliant Energy Consolidated	$94.6	$0.40	$100.4	$0.43

Alliant Energy’s Utilities and Corporate Services net income decreased by $5 million for the three-month period, primarily due to lower retail electric sales due to cooler temperatures in the second quarter of 2019 compared to the same period last year, higher depreciation expense and timing of income tax expense. These items were partially offset by higher margins resulting from IPL’s and WPL’s increasing rate base.

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2019	2018	2019	2018	2019	2018
Operating income	$149.8	$151.2	$74.5	$77.7	$67.0	$63.4

Electric utility revenues	$691.2	$726.3	$392.3	$422.1	$298.9	$304.2
Electric production fuel and purchased power expenses	(164.8)	(208.5)	(83.3)	(116.9)	(81.5)	(91.6)
Electric transmission service expense	(112.4)	(119.7)	(77.4)	(84.4)	(35.0)	(35.3)
Utility Electric Margin (non-GAAP)	414.0	398.1	231.6	220.8	182.4	177.3

Gas utility revenues	65.2	68.6	38.4	42.2	26.8	26.4
Cost of gas sold	(20.4)	(27.5)	(10.8)	(16.8)	(9.6)	(10.7)
Utility Gas Margin (non-GAAP)	44.8	41.1	27.6	25.4	17.2	15.7

Other utility revenues	10.9	10.7	10.5	10.5	0.4	0.2
Non-utility revenues	22.9	10.5	—	—	—	—
Other operation and maintenance expenses	(172.3)	(158.0)	(97.4)	(97.0)	(62.4)	(62.3)
Depreciation and amortization expenses	(142.9)	(127.0)	(82.6)	(70.5)	(59.1)	(55.5)
Taxes other than income tax expense	(27.6)	(24.2)	(15.2)	(11.5)	(11.5)	(12.0)
Operating income	$149.8	$151.2	$74.5	$77.7	$67.0	$63.4

	Alliant Energy		IPL		WPL
Six Months	2019	2018	2019	2018	2019	2018
Operating income	$326.6	$316.9	$148.0	$153.3	$165.1	$147.4

Electric utility revenues	$1,434.6	$1,435.0	$812.1	$827.8	$622.5	$607.2
Electric production fuel and purchased power expenses	(383.2)	(411.7)	(212.2)	(231.5)	(171.0)	(180.2)
Electric transmission service expense	(235.4)	(246.1)	(165.1)	(175.2)	(70.3)	(70.9)
Utility Electric Margin (non-GAAP)	816.0	777.2	434.8	421.1	381.2	356.1

Gas utility revenues	281.0	254.2	163.0	150.3	118.0	103.9
Cost of gas sold	(142.0)	(138.7)	(74.1)	(77.4)	(67.9)	(61.3)
Utility Gas Margin (non-GAAP)	139.0	115.5	88.9	72.9	50.1	42.6

Other utility revenues	22.0	23.9	21.2	22.5	0.8	1.4
Non-utility revenues	39.8	19.3	—	—	—	—
Other operation and maintenance expenses	(353.5)	(320.4)	(205.4)	(202.5)	(125.9)	(118.6)
Depreciation and amortization expenses	(279.8)	(247.4)	(159.7)	(135.3)	(117.7)	(110.1)
Taxes other than income tax expense	(56.9)	(51.2)	(31.8)	(25.4)	(23.4)	(24.0)
Operating income	$326.6	$316.9	$148.0	$153.3	$165.1	$147.4

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2019 compared to the same periods in 2018 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$16	$11	$5	$39	$14	$25
Total higher utility gas margin variance (Refer to details below)	4	2	2	24	16	8
Higher non-utility revenues due to AEF’s new acquisitions	12	—	—	21	—	—
Total higher other operation and maintenance expenses variance (Refer to details below)	(14)	—	—	(33)	(3)	(7)
Higher depreciation and amortization expense, primarily due to additional plant in service in 2018 and 2019 and new IPL depreciation rates effective May 2018	(16)	(12)	(4)	(32)	(24)	(8)
Other	(3)	(4)	1	(9)	(8)	—
	($1)	($3)	$4	$10	($5)	$18

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$618.8	$646.0	5,815	6,171	$53.3	$59.6	7,037	7,963
Sales for resale	55.6	68.0	1,408	1,761	N/A	N/A	N/A	N/A
Transportation/Other	16.8	12.3	22	22	11.9	9.0	21,423	20,612
	$691.2	$726.3	7,245	7,954	$65.2	$68.6	28,460	28,575
Six Months
Retail	$1,283.3	$1,281.3	12,167	12,507	$254.1	$233.0	33,416	31,811
Sales for resale	119.1	128.6	2,832	2,882	N/A	N/A	N/A	N/A
Transportation/Other	32.2	25.1	48	48	26.9	21.2	46,793	44,673
	$1,434.6	$1,435.0	15,047	15,437	$281.0	$254.2	80,209	76,484

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$355.7	$382.3	3,250	3,553	$30.4	$36.0	3,373	4,086
Sales for resale	25.9	30.9	900	1,000	N/A	N/A	N/A	N/A
Transportation/Other	10.7	8.9	9	9	8.0	6.2	8,820	8,676
	$392.3	$422.1	4,159	4,562	$38.4	$42.2	12,193	12,762
Six Months
Retail	$735.9	$750.9	6,879	7,222	$146.3	$135.8	17,366	16,778
Sales for resale	57.9	60.6	1,827	1,527	N/A	N/A	N/A	N/A
Transportation/Other	18.3	16.3	18	18	16.7	14.5	19,827	19,899
	$812.1	$827.8	8,724	8,767	$163.0	$150.3	37,193	36,677

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$263.1	$263.7	2,565	2,618	$22.9	$23.6	3,664	3,877
Sales for resale	29.7	37.1	508	761	N/A	N/A	N/A	N/A
Transportation/Other	6.1	3.4	13	13	3.9	2.8	12,603	11,936
	$298.9	$304.2	3,086	3,392	$26.8	$26.4	16,267	15,813
Six Months
Retail	$547.4	$530.4	5,288	5,285	$107.8	$97.2	16,050	15,033
Sales for resale	61.2	68.0	1,005	1,355	N/A	N/A	N/A	N/A
Transportation/Other	13.9	8.8	30	30	10.2	$6.7	26,966	24,774
	$622.5	$607.2	6,323	6,670	$118.0	$103.9	43,016	39,807

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 6% and 3% for the three and six months ended June 30, 2019 compared to the same periods in 2018, respectively. The decrease was primarily due to the impact of lower residential and commercial sales due to cooler temperatures during the three months ended June 30, 2019.

Estimated increases to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2019	2018	Change	2019	2018	Change	2019	2018	Change	2019	2018	Change
IPL	($3)	$14	($17)	$3	$14	($11)	$1	$1	$—	$4	$1	$3
WPL	(4)	6	(10)	—	7	(7)	—	—	—	2	1	1
Total Alliant Energy	($7)	$20	($27)	$3	$21	($18)	$1	$1	$—	$6	$2	$4

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric interim and final base rate increases effective April 2019 and May 2018, respectively (a)	$30	$30	$—	$36	$36	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	13	—	13	26	—	26
Estimated changes in sales volumes caused by temperatures	(27)	(17)	(10)	(18)	(11)	(7)
Higher (lower) revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	3	3	—	(2)	(2)	—
Other	(3)	(5)	2	(3)	(9)	6
	$16	$11	$5	$39	$14	$25

(a)
IPL’s interim retail electric base rate increase effective April 1, 2019 was reduced by anticipated production tax credits for IPL’s new wind generation placed in service in March 2019. This reduction in revenue requirement is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from the new wind generation.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail gas final base rate increase effective January 2019	$1	$1	$—	$8	$8	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	3	—	3	5	—	5
Estimated changes in sales volumes caused by temperatures	—	—	—	4	3	1
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	3	3	—
Other	—	1	(1)	4	2	2
	$4	$2	$2	$24	$16	$8

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher operation expense at AEF due to new acquisitions	($12)	$—	$—	($19)	$—	$—
Higher energy efficiency cost recovery amortizations at WPL pursuant to authorization from Public Service Commission of Wisconsin rate order effective January 2019	(3)	—	(3)	(7)	—	(7)
Higher energy efficiency expense at IPL (primarily offset by higher gas revenues)	—	—	—	(4)	(4)	—
Other	1	—	3	(3)	1	—
	($14)	$—	$—	($33)	($3)	($7)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($8)	($1)	($2)	($15)	($1)	($3)
Lower equity income due to decreased earnings from non-utility wind farm resulting from an acceleration of earnings in the first quarter of 2018 due to Federal Tax Reform	(2)	—	—	(12)	—	—
Higher (lower) allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center	—	(2)	2	11	6	4
Other	3	(1)	—	1	(1)	—
	($7)	($4)	$—	($15)	$4	$1

Income Taxes - Refer to Note 9 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2018 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2019, Alliant Energy had $170 million of cash and cash equivalents, $610 million ($60 million at the parent company, $250 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $83 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2019 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Cash, cash equivalents and restricted cash, January 1	$25.5	$33.9	$12.4	$7.2	$9.2	$24.2
Cash flows from (used for):
Operating activities	276.9	274.4	89.0	12.8	208.2	225.9
Investing activities	(607.0)	(517.9)	(354.5)	(179.1)	(218.0)	(325.5)
Financing activities	478.8	221.6	259.5	164.4	165.1	80.0
Net increase (decrease)	148.7	(21.9)	(6.0)	(1.9)	155.3	(19.6)
Cash, cash equivalents and restricted cash, June 30	$174.2	$12.0	$6.4	$5.3	$164.5	$4.6

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from IPL’s retail electric and gas base rate increases	$44	$44	$—
Changes in income taxes paid/refunded	8	13	1
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(14)	(8)	(6)
Changes in interest payments	(13)	2	(2)
Contributions to qualified defined benefit pension plans in 2019	(12)	(6)	(6)
Changes in levels of production fuel	(10)	6	(16)
Timing of intercompany payments and receipts	—	26	(1)
Other	—	(1)	12
	$3	$76	($18)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	($107)	($107)	$—
Lower (higher) utility construction and acquisition expenditures (a)	47	(58)	106
Other	(29)	(10)	2
	($89)	($175)	$108

(a)
Largely due to lower WPL expenditures related to the acquisition of a partial interest in the Forward Wind Energy Center in 2018 and lower expenditures for the West Riverside Energy Center, partially offset by higher IPL expenditures related to its expansion of wind generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Lower payments to retire long-term debt	$500	$—	$—
Net changes in the amount of commercial paper and other short-term borrowings outstanding	157	(175)	(107)
Higher (lower) net proceeds from issuance of long-term debt	(350)	300	350
Lower net proceeds from common stock issuances	(40)	—	—
Lower capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(30)	(150)
Other	(10)	—	(8)
	$257	$95	$85

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2019.

Short- and Long-term Debt - Refer to Note 6 for discussion of amendments to the single credit facility agreement in March 2019, and IPL’s and WPL’s issuances of long-term debt in 2019.

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

OTHER MATTERS

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2018 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Assets Subject to Early Retirement - IPL currently expects to complete the phased installation of advanced metering infrastructure in the second half of 2019. Upon completion, IPL will retire certain analog electric meters with an approximate net book value of $46 million. IPL is currently allowed recovery of and a return on these assets from its retail customers, and as a result, Alliant Energy and IPL concluded no impairment was required as of June 30, 2019. IPL has requested the continued recovery of these assets in the current retail electric rate review pending with the IUB.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2018 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2019.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2018 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2019 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	1,989	$46.60	—	N/A
May 1 through May 31	3,107	47.33	—	N/A
June 1 through June 30	225	49.64	—	N/A
	5,321	47.16	—

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

4.2	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of August 2019.

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

