Form 10-Q
period 2019-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2019-11-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2019:
Alliant Energy Corporation, Common Stock, $0.01 par value, 240,342,949 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2018 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2018	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUB	Iowa Utilities Board
ATC	American Transmission Company LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MWh	Megawatt-hour
DAEC	Duane Arnold Energy Center	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PPA	Purchased power agreement
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
Financial Statements	Condensed Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, environmental compliance and remediation costs, deferred expenditures, deferred tax assets, tax expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders;

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

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of electric and gas distribution systems, such as mechanical problems and explosions or fires, and compliance with electric and gas transmission and distribution safety regulations, including regulations promulgated by the Pipeline and Hazardous Materials Safety Administration;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Electric utility	$915.9	$861.2	$2,350.5	$2,296.2
Gas utility	41.5	44.8	322.5	299.0
Other utility	11.2	12.3	33.2	36.2
Non-utility	21.6	10.3	61.4	29.6
Total revenues	990.2	928.6	2,767.6	2,661.0
Operating expenses:
Electric production fuel and purchased power	218.5	227.8	601.7	639.5
Electric transmission service	127.5	129.1	362.9	375.2
Cost of gas sold	9.1	11.3	151.1	150.0
Other operation and maintenance	173.7	148.4	527.2	468.8
Depreciation and amortization	143.8	129.0	423.6	376.4
Taxes other than income taxes	27.4	26.9	84.3	78.1
Total operating expenses	700.0	672.5	2,150.8	2,088.0
Operating income	290.2	256.1	616.8	573.0
Other (income) and deductions:
Interest expense	68.3	63.3	203.8	183.8
Equity income from unconsolidated investments, net	(11.6)	(9.8)	(35.2)	(41.6)
Allowance for funds used during construction	(21.9)	(18.8)	(65.6)	(51.8)
Other	3.7	1.6	11.0	6.0
Total other (income) and deductions	38.5	36.3	114.0	96.4
Income before income taxes	251.7	219.8	502.8	476.6
Income taxes	23.1	11.7	49.4	42.1
Net income	228.6	208.1	453.4	434.5
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6	7.7	7.7
Net income attributable to Alliant Energy common shareowners	$226.0	$205.5	$445.7	$426.8

Weighted average number of common shares outstanding:
Basic	239.1	235.2	237.7	232.9
Diluted	239.9	235.2	238.2	232.9

Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.95	$0.87	$1.88	$1.83
Diluted	$0.94	$0.87	$1.87	$1.83

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$193.7	$20.9
Accounts receivable, less allowance for doubtful accounts	451.5	350.4
Production fuel, at weighted average cost	71.1	61.4
Gas stored underground, at weighted average cost	46.1	49.0
Materials and supplies, at weighted average cost	106.9	101.4
Regulatory assets	76.3	79.8
Prepaid gross receipts tax	30.3	42.2
Other	137.1	80.0
Total current assets	1,113.0	785.1
Property, plant and equipment, net	13,131.1	12,462.4
Investments:
ATC Holdings	309.1	293.6
Other	143.9	137.7
Total investments	453.0	431.3
Other assets:
Regulatory assets	1,763.7	1,657.5
Deferred charges and other	72.6	89.7
Total other assets	1,836.3	1,747.2
Total assets	$16,533.4	$15,426.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$656.8	$256.5
Commercial paper	349.6	441.2
Accounts payable	497.7	543.3
Regulatory liabilities	188.9	142.7
Other	389.1	260.4
Total current liabilities	2,082.1	1,644.1
Long-term debt, net (excluding current portion)	5,535.1	5,246.3
Other liabilities:
Deferred tax liabilities	1,703.0	1,603.1
Regulatory liabilities	1,262.1	1,350.5
Pension and other benefit obligations	476.3	509.1
Other	305.6	287.2
Total other liabilities	3,747.0	3,749.9
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 240,342,949 and 236,063,279 shares outstanding	2.4	2.4
Additional paid-in capital	2,236.9	2,045.5
Retained earnings	2,739.1	2,545.9
Accumulated other comprehensive income	1.0	1.7
Shares in deferred compensation trust - 385,343 and 384,580 shares at a weighted average cost of $26.52 and $25.60 per share	(10.2)	(9.8)
Total Alliant Energy Corporation common equity	4,969.2	4,585.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	5,169.2	4,785.7
Total liabilities and equity	$16,533.4	$15,426.0

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$453.4	$434.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	423.6	376.4
Deferred tax expense and tax credits	53.2	62.5
Equity component of allowance for funds used during construction	(46.3)	(35.5)
Other	17.1	2.1
Other changes in assets and liabilities:
Accounts receivable	(359.2)	(325.2)
Accounts payable	(27.9)	(47.3)
Deferred income taxes	45.4	32.7
Other	(50.1)	(58.0)
Net cash flows from operating activities	509.2	442.2
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,003.9)	(1,080.2)
Other	(71.4)	(47.8)
Cash receipts on sold receivables	255.9	337.2
Other	(41.7)	(24.9)
Net cash flows used for investing activities	(861.1)	(815.7)
Cash flows from financing activities:
Common stock dividends	(252.5)	(233.3)
Proceeds from issuance of common stock, net	185.4	191.3
Proceeds from issuance of long-term debt	950.0	1,500.0
Payments to retire long-term debt	(253.5)	(603.1)
Net change in commercial paper and other short-term borrowings	(91.6)	(278.4)
Other	(11.7)	10.9
Net cash flows from financing activities	526.1	587.4
Net increase in cash, cash equivalents and restricted cash	174.2	213.9
Cash, cash equivalents and restricted cash at beginning of period	25.5	33.9
Cash, cash equivalents and restricted cash at end of period	$199.7	$247.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($194.7)	($171.6)
Income taxes, net	$0.8	($5.0)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$254.2	$236.2
Beneficial interest obtained in exchange for securitized accounts receivable	$237.0	$243.7

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Electric utility	$560.9	$509.2	$1,373.0	$1,337.0
Gas utility	24.8	26.7	187.8	177.0
Steam and other	10.8	11.7	32.0	34.2
Total revenues	596.5	547.6	1,592.8	1,548.2
Operating expenses:
Electric production fuel and purchased power	126.8	122.5	339.0	354.0
Electric transmission service	91.8	92.8	256.9	268.0
Cost of gas sold	5.9	6.4	80.0	83.8
Other operation and maintenance	100.2	94.6	305.6	297.1
Depreciation and amortization	83.7	73.9	243.4	209.2
Taxes other than income taxes	14.6	14.3	46.4	39.7
Total operating expenses	423.0	404.5	1,271.3	1,251.8
Operating income	173.5	143.1	321.5	296.4
Other (income) and deductions:
Interest expense	31.7	30.4	92.6	90.6
Allowance for funds used during construction	(10.8)	(11.0)	(34.5)	(28.3)
Other	2.0	0.5	5.4	2.0
Total other (income) and deductions	22.9	19.9	63.5	64.3
Income before income taxes	150.6	123.2	258.0	232.1
Income tax expense (benefit)	6.9	(5.9)	10.9	(0.5)
Net income	143.7	129.1	247.1	232.6
Preferred dividend requirements	2.6	2.6	7.7	7.7
Earnings available for common stock	$141.1	$126.5	$239.4	$224.9
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$184.0	$9.7
Accounts receivable, less allowance for doubtful accounts	258.3	153.5
Production fuel, at weighted average cost	40.3	44.8
Gas stored underground, at weighted average cost	21.6	26.1
Materials and supplies, at weighted average cost	60.3	55.4
Regulatory assets	34.6	39.2
Other	22.1	43.1
Total current assets	621.2	371.8
Property, plant and equipment, net	7,283.9	6,781.5
Other assets:
Regulatory assets	1,369.4	1,239.8
Deferred charges and other	28.1	18.3
Total other assets	1,397.5	1,258.1
Total assets	$9,302.6	$8,411.4

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$200.0	$—
Commercial paper	—	50.4
Accounts payable	290.0	304.9
Accounts payable to associated companies	40.7	28.8
Regulatory liabilities	95.5	90.0
Accrued taxes	58.7	45.8
Other	197.7	87.2
Total current liabilities	882.6	607.1
Long-term debt, net (excluding current portion)	2,946.8	2,552.3
Other liabilities:
Deferred tax liabilities	974.9	957.3
Regulatory liabilities	638.1	664.9
Pension and other benefit obligations	165.1	178.4
Other	251.0	220.7
Total other liabilities	2,029.1	2,021.3
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,322.8	2,222.8
Retained earnings	887.9	774.5
Total Interstate Power and Light Company common equity	3,244.1	3,030.7
Cumulative preferred stock	200.0	200.0
Total equity	3,444.1	3,230.7
Total liabilities and equity	$9,302.6	$8,411.4

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$247.1	$232.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	243.4	209.2
Equity component of allowance for funds used during construction	(24.6)	(19.3)
Other	(13.2)	0.7
Other changes in assets and liabilities:
Accounts receivable	(365.0)	(353.2)
Accounts payable	(14.0)	(34.5)
Deferred income taxes	31.5	22.9
Other	33.3	(19.5)
Net cash flows from operating activities	138.5	38.9
Cash flows used for investing activities:
Construction and acquisition expenditures	(696.3)	(635.2)
Cash receipts on sold receivables	255.9	337.2
Other	(43.7)	(30.9)
Net cash flows used for investing activities	(484.1)	(328.9)
Cash flows from financing activities:
Common stock dividends	(126.0)	(125.9)
Capital contributions from parent	100.0	230.0
Proceeds from issuance of long-term debt	600.0	500.0
Payments to retire long-term debt	—	(100.0)
Net change in commercial paper	(50.4)	—
Other	(5.1)	15.0
Net cash flows from financing activities	518.5	519.1
Net increase in cash, cash equivalents and restricted cash	172.9	229.1
Cash, cash equivalents and restricted cash at beginning of period	12.4	7.2
Cash, cash equivalents and restricted cash at end of period	$185.3	$236.3
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($93.9)	($89.1)
Income taxes, net	$8.2	($2.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$180.2	$142.4
Beneficial interest obtained in exchange for securitized accounts receivable	$237.0	$243.7

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Electric utility	$355.0	$352.0	$977.5	$959.2
Gas utility	16.7	18.1	134.7	122.0
Other	0.4	0.6	1.2	2.0
Total revenues	372.1	370.7	1,113.4	1,083.2
Operating expenses:
Electric production fuel and purchased power	91.7	105.3	262.7	285.5
Electric transmission service	35.7	36.3	106.0	107.2
Cost of gas sold	3.2	4.9	71.1	66.2
Other operation and maintenance	62.3	54.2	188.2	172.8
Depreciation and amortization	58.9	54.1	176.6	164.2
Taxes other than income taxes	12.0	11.7	35.4	35.7
Total operating expenses	263.8	266.5	840.0	831.6
Operating income	108.3	104.2	273.4	251.6
Other (income) and deductions:
Interest expense	25.4	24.2	77.3	73.5
Allowance for funds used during construction	(11.1)	(7.8)	(31.1)	(23.5)
Other	1.4	1.3	4.6	3.4
Total other (income) and deductions	15.7	17.7	50.8	53.4
Income before income taxes	92.6	86.5	222.6	198.2
Income taxes	17.1	10.2	39.4	28.1
Earnings available for common stock	$75.5	$76.3	$183.2	$170.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$8.7
Accounts receivable, less allowance for doubtful accounts	184.3	190.1
Production fuel, at weighted average cost	30.8	16.6
Gas stored underground, at weighted average cost	24.5	22.9
Materials and supplies, at weighted average cost	43.7	42.9
Regulatory assets	41.7	40.6
Prepaid gross receipts tax	30.3	42.2
Other	86.6	20.6
Total current assets	450.2	384.6
Property, plant and equipment, net	5,449.7	5,287.3
Other assets:
Regulatory assets	394.3	417.7
Deferred charges and other	19.5	62.9
Total other assets	413.8	480.6
Total assets	$6,313.7	$6,152.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$150.0	$250.0
Commercial paper	—	105.5
Accounts payable	151.1	180.9
Regulatory liabilities	93.4	52.7
Other	113.6	105.5
Total current liabilities	508.1	694.6
Long-term debt, net (excluding current portion)	1,782.3	1,584.9
Other liabilities:
Deferred tax liabilities	652.6	582.0
Regulatory liabilities	624.0	685.6
Finance lease obligations - Sheboygan Falls Energy Facility	53.6	60.0
Pension and other benefit obligations	203.5	217.7
Other	164.8	178.2
Total other liabilities	1,698.5	1,723.5
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,409.0	1,309.0
Retained earnings	849.6	774.3
Total Wisconsin Power and Light Company common equity	2,324.8	2,149.5
Total liabilities and equity	$6,313.7	$6,152.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$183.2	$170.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	176.6	164.2
Deferred tax expense and tax credits	54.6	50.3
Other	(7.8)	(12.0)
Other changes in assets and liabilities:
Accounts receivable	3.8	29.7
Regulatory liabilities	(28.6)	7.2
Other	(22.2)	(64.0)
Net cash flows from operating activities	359.6	345.5
Cash flows used for investing activities:
Construction and acquisition expenditures	(307.6)	(445.0)
Other	(27.3)	(23.7)
Net cash flows used for investing activities	(334.9)	(468.7)
Cash flows from (used for) financing activities:
Common stock dividends	(107.9)	(105.0)
Capital contributions from parent	100.0	200.0
Proceeds from issuance of long-term debt	350.0	—
Payments to retire long-term debt	(250.0)	—
Net change in commercial paper	(105.5)	13.4
Other	(10.9)	(1.7)
Net cash flows from (used for) financing activities	(24.3)	106.7
Net increase (decrease) in cash, cash equivalents and restricted cash	0.4	(16.5)
Cash, cash equivalents and restricted cash at beginning of period	9.2	24.2
Cash, cash equivalents and restricted cash at end of period	$9.6	$7.7
Supplemental cash flows information:
Cash paid during the period for:
Interest	($73.9)	($68.5)
Income taxes, net	($7.0)	($11.2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$70.3	$86.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2019, Alliant Energy’s and IPL’s cash and cash equivalents included $174.4 million and $173.7 million of money market fund investments, with interest rates of 2.0% and 2.0%, respectively.

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

NOTE 1(d) New Accounting Standards -
Credit Losses - In June 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables and certain other assets. Alliant Energy, IPL and WPL will adopt this standard on January 1, 2020 using the modified retrospective method of adoption, which requires cumulative effect adjustments to retained earnings on January 1, 2020 upon adoption. Alliant Energy, IPL and WPL will continue to evaluate the impact of this standard and do not currently expect a material change to their financial condition or results of operations as a result of adopting this standard.

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

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Tax-related	$825.2	$820.6	$787.2	$783.1	$38.0	$37.5
Pension and OPEB costs	513.1	542.3	260.0	274.0	253.1	268.3
Assets retired early	138.7	111.6	90.1	55.4	48.6	56.2
Asset retirement obligations	110.7	110.8	75.2	76.3	35.5	34.5
IPL’s DAEC PPA amendment	107.7	—	107.7	—	—	—
Derivatives	34.0	28.0	15.0	15.1	19.0	12.9
Emission allowances	21.7	23.6	21.7	23.6	—	—
Other	88.9	100.4	47.1	51.5	41.8	48.9
	$1,840.0	$1,737.3	$1,404.0	$1,279.0	$436.0	$458.3

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Tax-related	$851.4	$890.6	$365.0	$390.1	$486.4	$500.5
Cost of removal obligations	390.9	401.2	261.0	273.3	129.9	127.9
Electric transmission cost recovery	89.8	104.0	48.0	47.7	41.8	56.3
Commodity cost recovery	29.1	16.8	16.7	11.9	12.4	4.9
WPL’s earnings sharing mechanism	21.8	25.4	—	—	21.8	25.4
Derivatives	20.8	18.5	16.9	10.2	3.9	8.3
Other	47.2	36.7	26.0	21.7	21.2	15.0
	$1,451.0	$1,493.2	$733.6	$754.9	$717.4	$738.3

Assets Retired Early - Upon completion of the phased installation of advanced metering infrastructure, IPL retired certain analog electric meters in September 2019 and reclassified the $36 million remaining net book value of these meters from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. Recovery of these retired meters is included in the settlement agreement for IPL’s current retail electric base rate increase, and the IUB will decide on the recovery of these assets with the current retail electric rate review decision.

IPL’s DAEC PPA Amendment - In January 2019, IPL incurred an obligation to make a September 2020 buyout payment of $110 million in exchange for shortening the term of IPL’s DAEC nuclear generation PPA by 5 years. The IUB approved placing the buyout payment in a regulatory asset account, which will be recovered from IPL’s retail customers over a 5-year period following the payment. The offsetting obligation has been discounted and is recorded in “Other current liabilities” on Alliant Energy’s and IPL’s balance sheets.

Utility Rate Reviews
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019. Implementing interim rates does not require regulatory approval; however, interim rates are subject to refund pending the IUB’s final rate review decision.

In October 2019, IPL reached a partial, non-unanimous settlement agreement with intervenor groups for an annual retail electric base rate increase of $127 million. The agreement includes both the recovery of and a return on IPL’s early retired EGUs, and the recovery of IPL’s retired analog electric meters. The settlement agreement also includes IPL providing billing credits over a 12-month period beginning with final rates, including $27 million of excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform and $8 million from a partial refund of interim rates implemented in 2019.

The IUB generally must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. IPL currently expects a final decision, including a decision on the settlement agreement, from the IUB in the fourth quarter of 2019 with final rates effective in the first quarter of 2020.

IPL’s Retail Gas Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects. In October 2019, IPL reached a unanimous settlement agreement with intervenor groups for an annual retail gas base rate increase of $12 million. IPL currently expects a decision, including a decision on the settlement agreement, from the IUB in the fourth quarter of 2019 with final rates effective in the first quarter of 2020.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2019, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2019	2018	2019	2018
Maximum outstanding aggregate cash proceeds	$103.0	$110.0	$108.0	$116.0
Average outstanding aggregate cash proceeds	45.4	36.4	42.9	49.8

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2019	December 31, 2018
Customer accounts receivable	$154.2	$140.1
Unbilled utility revenues	92.1	97.1
Other receivables	0.4	0.1
Receivables sold to third party	246.7	237.3
Less: cash proceeds	1.0	108.0
Deferred proceeds	245.7	129.3
Less: allowance for doubtful accounts	8.7	9.9
Fair value of deferred proceeds	$237.0	$119.4

As of September 30, 2019, outstanding receivables past due under the Receivables Agreement were $26.6 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2019	2018	2019	2018
Collections	$592.2	$549.5	$1,635.7	$1,550.2
Write-offs, net of recoveries	3.2	4.9	11.3	12.9

NOTE 4. INVESTMENTS AND ACQUISITIONS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2019	2018	2019	2018
ATC Holdings	($10.5)	($8.9)	($30.0)	($25.4)
Non-utility wind farm in Oklahoma	(0.4)	0.1	(2.8)	(14.5)
Other	(0.7)	(1.0)	(2.4)	(1.7)
	($11.6)	($9.8)	($35.2)	($41.6)

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

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2019	236,063,279
Equity forward agreements	3,790,300
Shareowner Direct Plan	390,630
Equity-based compensation plans	101,478
Other	(2,738)
Shares outstanding, September 30, 2019	240,342,949

Equity Forward Agreements - In December 2018, Alliant Energy entered into forward sale agreements with various counterparties in connection with a public offering of 8,358,973 shares of Alliant Energy common stock. The initial forward sale price of $44.33 per share is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreements. In 2019, Alliant Energy settled $167 million under the forward sale agreements by delivering 3,790,300 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $43.99 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes. As of September 30, 2019, 671,237 incremental shares were included in the calculation of diluted EPS related to the remaining securities under the forward sale agreements.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended September 30, 2019
Beginning balance, July 1	$2.4	$2,108.4	$2,597.8	$1.0	($10.0)	$200.0	$4,899.6
Net income attributable to Alliant Energy common shareowners			226.0				226.0
Common stock dividends ($0.355 per share)			(84.7)				(84.7)
Equity forward settlements and Shareowner Direct Plan issuances		124.8					124.8
Equity-based compensation plans and other		3.7			(0.2)		3.5
Ending balance, September 30	$2.4	$2,236.9	$2,739.1	$1.0	($10.2)	$200.0	$5,169.2
Three Months Ended September 30, 2018
Beginning balance, July 1	$2.3	$1,947.2	$2,412.5	$0.1	($11.4)	$200.0	$4,550.7
Net income attributable to Alliant Energy common shareowners			205.5				205.5
Common stock dividends ($0.335 per share)			(78.5)				(78.5)
At-the-market offering program and Shareowner Direct Plan issuances	0.1	91.1					91.2
Equity-based compensation plans and other		(0.1)			1.9		1.8
Other comprehensive loss, net of tax				(0.3)			(0.3)
Ending balance, September 30	$2.4	$2,038.2	$2,539.5	($0.2)	($9.5)	$200.0	$4,770.4

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Nine Months Ended September 30, 2019
Beginning balance, January 1	$2.4	$2,045.5	$2,545.9	$1.7	($9.8)	$200.0	$4,785.7
Net income attributable to Alliant Energy common shareowners			445.7				445.7
Common stock dividends ($1.065 per share)			(252.5)				(252.5)
Equity forward settlements and Shareowner Direct Plan issuances		185.4					185.4
Equity-based compensation plans and other		6.0			(0.4)		5.6
Other comprehensive loss, net of tax				(0.7)			(0.7)
Ending balance, September 30	$2.4	$2,236.9	$2,739.1	$1.0	($10.2)	$200.0	$5,169.2
Nine Months Ended September 30, 2018
Beginning balance, January 1	$2.3	$1,845.5	$2,346.0	($0.5)	($11.1)	$200.0	$4,382.2
Net income attributable to Alliant Energy common shareowners			426.8				426.8
Common stock dividends ($1.005 per share)			(233.3)				(233.3)
At-the-market offering program and Shareowner Direct Plan issuances	0.1	191.2					191.3
Equity-based compensation plans and other		1.5			1.6		3.1
Other comprehensive income, net of tax				0.3			0.3
Ending balance, September 30	$2.4	$2,038.2	$2,539.5	($0.2)	($9.5)	$200.0	$4,770.4

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended September 30, 2019
Beginning balance, July 1	$33.4	$2,322.8	$788.9	$200.0	$3,345.1
Earnings available for common stock			141.1		141.1
Common stock dividends			(42.1)		(42.1)
Ending balance, September 30	$33.4	$2,322.8	$887.9	$200.0	$3,444.1
Three Months Ended September 30, 2018
Beginning balance, July 1	$33.4	$1,927.8	$692.9	$200.0	$2,854.1
Earnings available for common stock			126.5		126.5
Common stock dividends			(41.9)		(41.9)
Capital contributions from parent		100.0			100.0
Ending balance, September 30	$33.4	$2,027.8	$777.5	$200.0	$3,038.7

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Nine Months Ended September 30, 2019
Beginning balance, January 1	$33.4	$2,222.8	$774.5	$200.0	$3,230.7
Earnings available for common stock			239.4		239.4
Common stock dividends			(126.0)		(126.0)
Capital contributions from parent		100.0			100.0
Ending balance, September 30	$33.4	$2,322.8	$887.9	$200.0	$3,444.1
Nine Months Ended September 30, 2018
Beginning balance, January 1	$33.4	$1,797.8	$678.5	$200.0	$2,709.7
Earnings available for common stock			224.9		224.9
Common stock dividends			(125.9)		(125.9)
Capital contributions from parent		230.0			230.0
Ending balance, September 30	$33.4	$2,027.8	$777.5	$200.0	$3,038.7

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2019
Beginning balance, July 1	$66.2	$1,309.0	$810.0	$2,185.2
Earnings available for common stock			75.5	75.5
Common stock dividends			(35.9)	(35.9)
Capital contributions from parent		100.0		100.0
Ending balance, September 30	$66.2	$1,409.0	$849.6	$2,324.8
Three Months Ended September 30, 2018
Beginning balance, July 1	$66.2	$1,259.0	$730.0	$2,055.2
Earnings available for common stock			76.3	76.3
Common stock dividends			(34.9)	(34.9)
Capital contributions from parent		50.0		50.0
Ending balance, September 30	$66.2	$1,309.0	$771.4	$2,146.6

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2019
Beginning balance, January 1	$66.2	$1,309.0	$774.3	$2,149.5
Earnings available for common stock			183.2	183.2
Common stock dividends			(107.9)	(107.9)
Capital contributions from parent		100.0		100.0
Ending balance, September 30	$66.2	$1,409.0	$849.6	$2,324.8
Nine Months Ended September 30, 2018
Beginning balance, January 1	$66.2	$1,109.0	$706.3	$1,881.5
Earnings available for common stock			170.1	170.1
Common stock dividends			(105.0)	(105.0)
Capital contributions from parent		200.0		200.0
Ending balance, September 30	$66.2	$1,309.0	$771.4	$2,146.6

Comprehensive Income - For the three and nine months ended September 30, 2019 and 2018, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2019 and 2018, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2019, Alliant Energy, IPL and WPL extended their single credit facility agreement by one year, which currently expires in August 2023. As of September 30, 2019, the short-term borrowing capacity under the agreement totaled $1 billion ($450 million for Alliant Energy at the parent company, $250 million for IPL and $300 million for WPL). Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

September 30, 2019	Alliant Energy	IPL	WPL
Commercial paper outstanding	$349.6	$—	$—
Commercial paper weighted average interest rates	2.3%	N/A	N/A
Available credit facility capacity	$650.4	$250.0	$300.0

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2019	2018	2019	2018	2019	2018
Maximum amount outstanding (based on daily outstanding balances)	$471.7	$153.3	$—	$—	$89.7	$75.4
Average amount outstanding (based on daily outstanding balances)	$399.5	$80.8	$—	$—	$27.0	$23.1
Weighted average interest rates	2.5%	2.2%	N/A	N/A	2.3%	2.0%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$600.6	$446.5	$50.4	$31.4	$195.1	$109.4
Average amount outstanding (based on daily outstanding balances)	$476.3	$207.6	$0.2	$1.7	$101.8	$26.6
Weighted average interest rates	2.6%	2.1%	2.8%	2.3%	2.5%	1.9%

NOTE 6(b) Long-term Debt - In April 2019, IPL issued $300 million of 3.60% senior debentures due 2029. In September 2019, IPL issued $300 million of 3.50% senior debentures due 2049. The senior debentures were issued as green bonds, and all of the net proceeds have been or will be allocated for the construction and development of IPL’s wind projects.

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

NOTE 7. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	September 30, 2019
	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$17	$10	$7
Other current liabilities	$2	$1	$1
Other liabilities	15	9	6
Total operating lease liabilities	$17	$10	$7
Weighted average remaining lease term	11 years	12 years	10 years
Weighted average discount rate	4%	4%	4%

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Operating lease cost	$1	$1	$—	$2	$1	$—

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

	September 30, 2019
Property, plant and equipment, net	$34
Other current liabilities	$8
Finance lease obligations - Sheboygan Falls Energy Facility	54
Total finance lease liabilities	$62
Remaining lease term	6 years
Discount rate	11%

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Depreciation expense	$1	$4
Interest expense	1	5
Total finance lease expense	$2	$9

Expected Maturities - As of September 30, 2019, expected maturities of lease liabilities were as follows (in millions):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$—	$2	$2	$2	$2	$13	$21	$4	$17
IPL	—	1	1	1	1	9	13	3	10
WPL	—	1	1	1	1	4	8	1	7
WPL’s Finance Lease:
Sheboygan Falls Energy Facility	4	15	15	15	15	20	84	22	62

Prior period amounts have not been restated to reflect the adoption of the new lease accounting standard and continue to be reported under the accounting standards in effect for those periods. As of December 31, 2018, future minimum operating (excluding contingent rentals) and capital lease payments were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Operating Leases:
Alliant Energy	$5	$5	$3	$3	$2	$12	$30
IPL	3	2	2	2	2	12	23
WPL	2	3	1	—	—	—	6
WPL’s Capital Lease:
Sheboygan Falls Energy Facility	$15	$15	$15	$15	$15	$19	$94	$26	$68

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2019	2018	2019	2018	2019	2018
Electric Utility:
Retail - residential	$331.6	$312.9	$196.0	$180.1	$135.6	$132.8
Retail - commercial	230.9	215.4	158.4	146.0	72.5	69.4
Retail - industrial	263.4	247.8	157.5	141.4	105.9	106.4
Wholesale	49.8	50.0	17.7	18.2	32.1	31.8
Bulk power and other	40.2	35.1	31.3	23.5	8.9	11.6
Total Electric Utility	915.9	861.2	560.9	509.2	355.0	352.0
Gas Utility:
Retail - residential	20.4	21.8	11.7	12.6	8.7	9.2
Retail - commercial	10.0	11.0	5.9	6.4	4.1	4.6
Retail - industrial	2.3	3.0	1.9	2.0	0.4	1.0
Transportation/other	8.8	9.0	5.3	5.7	3.5	3.3
Total Gas Utility	41.5	44.8	24.8	26.7	16.7	18.1
Other Utility:
Steam	9.1	8.7	9.1	8.7	—	—
Other utility	2.1	3.6	1.7	3.0	0.4	0.6
Total Other Utility	11.2	12.3	10.8	11.7	0.4	0.6
Non-Utility and Other:
Transportation and other	21.6	10.3	—	—	—	—
Total Non-Utility and Other	21.6	10.3	—	—	—	—
Total revenues	$990.2	$928.6	$596.5	$547.6	$372.1	$370.7

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2019	2018	2019	2018	2019	2018
Electric Utility:
Retail - residential	$839.6	$820.6	$469.4	$461.6	$370.2	$359.0
Retail - commercial	583.3	561.7	386.4	371.8	196.9	189.9
Retail - industrial	686.3	675.1	392.0	385.0	294.3	290.1
Wholesale	137.3	146.9	49.2	56.4	88.1	90.5
Bulk power and other	104.0	91.9	76.0	62.2	28.0	29.7
Total Electric Utility	2,350.5	2,296.2	1,373.0	1,337.0	977.5	959.2
Gas Utility:
Retail - residential	187.4	170.1	109.6	100.9	77.8	69.2
Retail - commercial	89.7	87.3	49.5	49.8	40.2	37.5
Retail - industrial	9.7	11.4	6.7	6.1	3.0	5.3
Transportation/other	35.7	30.2	22.0	20.2	13.7	10.0
Total Gas Utility	322.5	299.0	187.8	177.0	134.7	122.0
Other Utility:
Steam	26.7	26.5	26.7	26.5	—	—
Other utility	6.5	9.7	5.3	7.7	1.2	2.0
Total Other Utility	33.2	36.2	32.0	34.2	1.2	2.0
Non-Utility and Other:
Transportation and other	61.4	29.6	—	—	—	—
Total Non-Utility and Other	61.4	29.6	—	—	—	—
Total revenues	$2,767.6	$2,661.0	$1,592.8	$1,548.2	$1,113.4	$1,083.2

NOTE 9. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income taxes by income before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2019	2018	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	7.0	6.9	8.1	7.7	6.2	6.2
Production tax credits	(9.3)	(5.4)	(14.7)	(5.5)	(4.4)	(6.4)
Effect of rate-making on property-related differences	(5.6)	(6.3)	(9.0)	(11.5)	(2.8)	(2.1)
Amortization of excess deferred taxes	(1.1)	(0.1)	(0.3)	—	(1.7)	(0.1)
Adjustment for prior period taxes	(1.8)	(5.7)	1.3	(10.2)	0.4	—
IPL’s tax benefit riders	(0.8)	(2.3)	(1.5)	(4.8)	—	—
Federal Tax Reform adjustments	—	(2.5)	—	(0.9)	—	(6.4)
Other items, net	(0.2)	(0.3)	(0.3)	(0.6)	(0.2)	(0.4)
Overall income tax rate	9.2%	5.3%	4.6%	(4.8%)	18.5%	11.8%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2019	2018	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	7.1	6.9	8.1	7.7	6.2	6.2
Production tax credits	(9.1)	(5.4)	(14.3)	(5.4)	(4.5)	(6.6)
Effect of rate-making on property-related differences	(5.7)	(6.7)	(9.3)	(12.0)	(2.6)	(2.3)
Amortization of excess deferred taxes	(1.1)	(0.3)	(0.3)	—	(1.7)	(0.1)
Adjustment for prior period taxes	(0.7)	(2.6)	0.6	(5.4)	(0.3)	—
IPL’s tax benefit riders	(0.7)	(2.2)	(1.5)	(4.6)	—	—
Federal Tax Reform adjustments	—	(1.2)	—	(0.5)	—	(2.8)
Other items, net	(1.0)	(0.7)	(0.1)	(1.0)	(0.4)	(1.2)
Overall income tax rate	9.8%	8.8%	4.2%	(0.2%)	17.7%	14.2%

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2019, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2031-2037	$611	$522	$41
State net operating losses	2019-2039	677	12	2
Federal tax credits	2022-2039	337	162	156

NOTE 10. BENEFIT PLANS
NOTE 10(a) Pension and OPEB Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three and nine months ended September 30 are included below (in millions). For IPL and WPL, amounts represent their current and former employees covered under plans they sponsor, as well as amounts directly assigned to them related to their current and former employees who are participants in the Alliant Energy and Corporate Services sponsored plans.

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$2.5	$3.1	$7.3	$9.1	$0.8	$1.0	$2.5	$3.1
Interest cost	12.5	11.7	37.4	35.1	2.2	2.0	6.4	5.8
Expected return on plan assets	(15.1)	(17.4)	(45.1)	(52.3)	(1.2)	(1.5)	(3.7)	(4.5)
Amortization of prior service credit	(0.2)	(0.2)	(0.5)	(0.5)	(0.1)	—	(0.2)	(0.1)
Amortization of actuarial loss	9.1	8.8	27.3	26.4	0.8	0.8	2.4	2.5
	$8.8	$6.0	$26.4	$17.8	$2.5	$2.3	$7.4	$6.8

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1.6	$1.8	$4.6	$5.5	$0.3	$0.4	$1.0	$1.3
Interest cost	5.6	5.3	17.0	16.0	0.8	0.7	2.5	2.3
Expected return on plan assets	(7.0)	(8.1)	(21.1)	(24.4)	(0.9)	(1.1)	(2.7)	(3.3)
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)	—	—	—	—
Amortization of actuarial loss	3.9	3.7	11.8	11.2	0.4	0.4	1.1	1.0
	$4.0	$2.7	$12.1	$8.2	$0.6	$0.4	$1.9	$1.3

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$0.9	$1.1	$2.6	$3.3	$0.3	$0.4	$0.9	$1.2
Interest cost	5.3	5.0	16.1	15.1	0.9	0.8	2.6	2.3
Expected return on plan assets	(6.5)	(7.6)	(19.6)	(22.8)	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of prior service credit	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Amortization of actuarial loss	4.4	4.3	13.2	12.9	0.4	0.5	1.2	1.5
	$4.1	$2.8	$12.2	$8.4	$1.4	$1.5	$4.1	$4.4

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Compensation expense	$7.5	$4.2	$15.6	$12.6	$4.2	$2.4	$8.7	$7.0	$3.0	$1.7	$6.2	$5.1
Income tax benefits	2.1	1.2	4.4	3.6	1.2	0.7	2.5	2.1	0.8	0.5	1.7	1.4

As of September 30, 2019, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $7.2 million, $4.0 million and $2.9 million, respectively, which is expected to be recognized over a weighted average period of between 1 and 2 years.

For the nine months ended September 30, 2019, performance shares, performance restricted stock units and restricted stock units were granted to key employees and will be paid out in shares, and are therefore accounted for as equity awards. The 2019 performance shares contain a market condition based on total shareowner return relative to an investor-owned utility peer group. The fair value of each performance share is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a 3-year performance period. For the nine months ended September 30, 2019, 91,816 performance shares were granted with a weighted average grant date fair value of $47.23. The 2019 performance restricted stock units will vest based on the achievement of certain targets (specified growth of consolidated net income from continuing operations) during a 3-year performance period. The actual number of performance shares and performance restricted units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares or units, as applicable. The 2019 restricted stock units will vest based on the expiration of a 3-year time-vesting period. For the nine months ended September 30, 2019, 91,816 performance restricted stock units were granted with a weighted average grant date fair value of $46.10, and 105,348 restricted stock units were granted with a weighted average grant date fair value of $45.98, which is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. As of September 30, 2019, 122,720 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the nine months ended September 30, 2019 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$177.5	$118.3
Revisions in estimated cash flows	(5.8)	(7.0)
Liabilities settled	(5.9)	(5.6)
Liabilities incurred (a)	26.2	26.2
Accretion expense	5.3	3.5
Balance, September 30	$197.3	$135.4

(a)
During the nine months ended September 30, 2019, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Upland Prairie and English Farms wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2019, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	18,141	2019-2020	184,007	2019-2026	7,620	2019-2021	5,796	2019-2021
IPL	8,630	2019-2020	101,579	2019-2026	3,311	2019-2021	—	—
WPL	9,511	2019-2020	82,428	2019-2026	4,309	2019-2021	5,796	2019-2021

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current derivative assets	$18.6	$24.6	$12.8	$16.1	$5.8	$8.5
Non-current derivative assets	11.7	3.7	10.5	1.6	1.2	2.1
Current derivative liabilities	13.4	5.6	5.6	3.1	7.8	2.5
Non-current derivative liabilities	18.4	17.7	7.8	8.1	10.6	9.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2019 and December 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2019 and December 31, 2018. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$174.4	$174.4	$—	$—	$174.4	$—	$—	$—	$—	$—
Derivatives	30.3	—	8.1	22.2	30.3	28.3	—	8.9	19.4	28.3
Deferred proceeds	237.0	—	—	237.0	237.0	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	31.8	—	31.3	0.5	31.8	23.3	—	16.1	7.2	23.3
Long-term debt (incl. current maturities)	6,191.9	—	7,016.4	2.0	7,018.4	5,502.8	—	5,858.4	2.4	5,860.8

IPL	September 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$173.7	$173.7	$—	$—	$173.7	$—	$—	$—	$—	$—
Derivatives	23.3	—	4.8	18.5	23.3	17.7	—	4.0	13.7	17.7
Deferred proceeds	237.0	—	—	237.0	237.0	119.4	—	—	119.4	119.4
Liabilities:
Derivatives	13.4	—	12.9	0.5	13.4	11.2	—	6.5	4.7	11.2
Long-term debt (incl. current maturities)	3,146.8	—	3,537.0	—	3,537.0	2,552.3	—	2,691.2	—	2,691.2

WPL	September 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$7.0	$—	$3.3	$3.7	$7.0	$10.6	$—	$4.9	$5.7	$10.6
Liabilities:
Derivatives	18.4	—	18.4	—	18.4	12.1	—	9.6	2.5	12.1
Long-term debt (incl. current maturities)	1,932.3	—	2,314.1	—	2,314.1	1,834.9	—	2,043.7	—	2,043.7

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2019	2018	2019	2018
Beginning balance, July 1	$13.2	($10.7)	$214.6	$208.3
Total net gains included in changes in net assets (realized/unrealized)	12.7	25.7	—	—
Transfers out of Level 3	(1.2)	15.6	—	—
Sales	—	(0.2)	—	—
Settlements (a)	(3.0)	(6.2)	22.4	35.4
Ending balance, September 30	$21.7	$24.2	$237.0	$243.7
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$12.7	$26.1	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2019	2018	2019	2018
Beginning balance, January 1	$12.2	($12.2)	$119.4	$222.1
Total net gains included in changes in net assets (realized/unrealized)	6.9	15.7	—	—
Transfers out of Level 3	2.8	15.6	—	—
Purchases	13.8	26.7	—	—
Sales	(0.2)	(0.2)	—	—
Settlements (a)	(13.8)	(21.4)	117.6	21.6
Ending balance, September 30	$21.7	$24.2	$237.0	$243.7
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$10.1	$16.5	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2019	2018	2019	2018
Beginning balance, July 1	$9.3	($4.1)	$214.6	$208.3
Total net gains included in changes in net assets (realized/unrealized)	11.5	16.8	—	—
Transfers out of Level 3	(0.6)	10.5	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(2.2)	(4.9)	22.4	35.4
Ending balance, September 30	$18.0	$18.2	$237.0	$243.7
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$11.5	$16.8	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2019	2018	2019	2018
Beginning balance, January 1	$9.0	($1.4)	$119.4	$222.1
Total net gains included in changes in net assets (realized/unrealized)	8.6	7.6	—	—
Transfers out of Level 3	2.0	10.5	—	—
Purchases	9.5	19.3	—	—
Sales	(0.1)	(0.1)	—	—
Settlements (a)	(11.0)	(17.7)	117.6	21.6
Ending balance, September 30	$18.0	$18.2	$237.0	$243.7
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$10.5	$7.9	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2019	2018
Beginning balance, July 1	$3.9	($6.6)
Total net gains included in changes in net assets (realized/unrealized)	1.2	8.9
Transfers out of Level 3	(0.6)	5.1
Sales	—	(0.1)
Settlements	(0.8)	(1.3)
Ending balance, September 30	$3.7	$6.0
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$1.2	$9.3

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2019	2018
Beginning balance, January 1	$3.2	($10.8)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1.7)	8.1
Transfers out of Level 3	0.8	5.1
Purchases	4.3	7.4
Sales	(0.1)	(0.1)
Settlements	(2.8)	(3.7)
Ending balance, September 30	$3.7	$6.0
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($0.4)	$8.6

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2019	$13.1	$8.6	$12.5	$5.5	$0.6	$3.1
December 31, 2018	3.2	9.0	1.8	7.2	1.4	1.8

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s and WPL’s projects include the expansion of wind generation, and WPL’s projects also include the West Riverside Energy Center. At September 30, 2019, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $124 million, $79 million and $45 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2019, the related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$145	$144	$1
Natural gas	892	460	432
Coal (b)	117	76	41
Other (c)	76	43	24
	$1,230	$723	$498

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

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2019 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2019.

NOTE 14(c) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of September 30, 2019, the present value of the abandonment obligations is estimated at $38 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to these guarantees as of September 30, 2019 and December 31, 2018.

Non-utility Wind Farm in Oklahoma - In July 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $82 million as of September 30, 2019 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2019 and December 31, 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2019 and December 31, 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2019, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At September 30, 2019, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$14	-	$31	$12	-	$25
Current and non-current environmental liabilities	19			16

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

NOTE 14(e) Collective Bargaining Agreements - At September 30, 2019, employees covered by collective bargaining agreements represented 54%, 60% and 82% of total employees of Alliant Energy, IPL and WPL, respectively. On May 31, 2019, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expired, representing 27% and 82% of total employees of Alliant Energy and WPL, respectively. In November 2019, the parties reached a new agreement, which expires May 31, 2022.

NOTE 15. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Revenues	$915.9	$41.5	$11.2	$968.6	$21.6	$990.2
Operating income (loss)	283.7	(4.7)	2.8	281.8	8.4	290.2
Net income attributable to Alliant Energy common shareowners				216.6	9.4	226.0
Three Months Ended September 30, 2018
Revenues	$861.2	$44.8	$12.3	$918.3	$10.3	$928.6
Operating income (loss)	248.7	(2.0)	0.6	247.3	8.8	256.1
Net income attributable to Alliant Energy common shareowners				202.8	2.7	205.5

					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2019
Revenues	$2,350.5	$322.5	$33.2	$2,706.2	$61.4	$2,767.6
Operating income	543.0	47.7	4.2	594.9	21.9	616.8
Net income attributable to Alliant Energy common shareowners				422.6	23.1	445.7
Nine Months Ended September 30, 2018
Revenues	$2,296.2	$299.0	$36.2	$2,631.4	$29.6	$2,661.0
Operating income	510.2	34.9	2.9	548.0	25.0	573.0
Net income attributable to Alliant Energy common shareowners				395.0	31.8	426.8

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2019
Revenues	$560.9	$24.8	$10.8	$596.5
Operating income (loss)	175.1	(4.2)	2.6	173.5
Earnings available for common stock				141.1
Three Months Ended September 30, 2018
Revenues	$509.2	$26.7	$11.7	$547.6
Operating income (loss)	144.7	(3.1)	1.5	143.1
Earnings available for common stock				126.5
Nine Months Ended September 30, 2019
Revenues	$1,373.0	$187.8	$32.0	$1,592.8
Operating income	290.8	26.3	4.4	321.5
Earnings available for common stock				239.4
Nine Months Ended September 30, 2018
Revenues	$1,337.0	$177.0	$34.2	$1,548.2
Operating income	275.7	16.3	4.4	296.4
Earnings available for common stock				224.9

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2019
Revenues	$355.0	$16.7	$0.4	$372.1
Operating income (loss)	108.6	(0.5)	0.2	108.3
Earnings available for common stock				75.5
Three Months Ended September 30, 2018
Revenues	$352.0	$18.1	$0.6	$370.7
Operating income (loss)	104.0	1.1	(0.9)	104.2
Earnings available for common stock				76.3
Nine Months Ended September 30, 2019
Revenues	$977.5	$134.7	$1.2	$1,113.4
Operating income (loss)	252.2	21.4	(0.2)	273.4
Earnings available for common stock				183.2
Nine Months Ended September 30, 2018
Revenues	$959.2	$122.0	$2.0	$1,083.2
Operating income (loss)	234.5	18.6	(1.5)	251.6
Earnings available for common stock				170.1

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018
Corporate Services billings	$47	$43	$137	$128	$36	$33	$104	$100
Sales credited	23	11	50	34	2	7	6	16
Purchases billed	93	95	251	268	32	19	91	56

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Net payables to Corporate Services	$108	$95	$75	$71

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2019	2018	2019	2018
ATC billings to WPL	$28	$26	$82	$79
WPL billings to ATC	3	3	10	8

WPL owed ATC net amounts of $9 million as of September 30, 2019 and $8 million as of December 31, 2018.

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

2019 HIGHLIGHTS

Key highlights since the filing of the 2018 Form 10-K include the following:

Rate Matters:

•
In March 2019, IPL filed requests with the IUB to increase annual base rates for its Iowa retail electric and gas customers, which were based on a forward-looking test period that includes 2020. IPL concurrently filed for interim retail electric rates based on a 2018 historical Test Year, which were implemented effective April 1, 2019. In October 2019, IPL reached settlement agreements with intervenor groups for annual retail electric and gas base rate increases. The electric base rate agreement includes a return on common equity of 9.5% for all non-advanced rate making principle generating assets and 5% for production tax credit carryforwards for the most recent 1,000 MW of new wind generation development, recovery of the most recent 1,000 MW of new wind generation development through a new renewable energy rider, and a 51% common equity component of regulatory capital structure. The gas base rate agreement includes a return on common equity of 9.6% and a 51% common equity component of regulatory capital structure. Refer to Note 2 for details.

•
In March 2019, the IUB approved IPL’s energy efficiency plan for 2019 through 2023, which provides direct financial savings to customers and provides cost-effective options to help electric and gas customers reduce their energy usage. The energy efficiency costs, which are lower than previous energy efficiency plans, are reflected on electric and gas customer bills beginning June 2019 and November 2019, respectively.

Customer Investments:

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

•
In September 2019, WPL filed a Certificate of Authority application with the PSCW for approval to expand its gas distribution systems in Western Wisconsin in 2020. Estimated capital expenditures for this project for 2020 are included in the “Gas distribution systems” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

•
Alliant Energy’s cleaner energy strategy includes the planned development and acquisition of up to 1,000 MW of solar generation at WPL. Estimated capital expenditures for the planned solar projects for 2021 through 2023 are included in the “Renewable projects” line in the construction and acquisitions table in “Liquidity and Capital Resources.”

Financings and Common Stock Dividends:

•
In April 2019, IPL issued $300 million of 3.60% senior debentures due 2029. In September 2019, IPL issued $300 million of 3.50% senior debentures due 2049. The senior debentures were issued as green bonds, and all of the net proceeds have been or will be allocated for the construction and development of IPL’s wind projects.

•
In June 2019, WPL issued $350 million of 3.00% debentures due 2029. The net proceeds from the issuance were used by WPL to reduce its outstanding commercial paper and retire its $250 million 5% debentures that matured in July 2019.

•	Refer to “Results of Operations” for discussion of expected issuances of common stock and long-term debt in 2020.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended September 30, 2019 and 2018 were as follows (dollars in millions, except per share amounts):

	2019		2018
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$219.6	$0.92	$206.3	$0.88
ATC Holdings	7.9	0.03	6.3	0.03
Non-utility and Parent	(1.5)	(0.01)	(7.1)	(0.04)
Alliant Energy Consolidated	$226.0	$0.94	$205.5	$0.87

Alliant Energy’s Utilities and Corporate Services net income increased by $13 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base and timing of income tax expense. These items were partially offset by higher depreciation expense.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2019	2018	2019	2018	2019	2018
Operating income	$290.2	$256.1	$173.5	$143.1	$108.3	$104.2

Electric utility revenues	$915.9	$861.2	$560.9	$509.2	$355.0	$352.0
Electric production fuel and purchased power expenses	(218.5)	(227.8)	(126.8)	(122.5)	(91.7)	(105.3)
Electric transmission service expense	(127.5)	(129.1)	(91.8)	(92.8)	(35.7)	(36.3)
Utility Electric Margin (non-GAAP)	569.9	504.3	342.3	293.9	227.6	210.4

Gas utility revenues	41.5	44.8	24.8	26.7	16.7	18.1
Cost of gas sold	(9.1)	(11.3)	(5.9)	(6.4)	(3.2)	(4.9)
Utility Gas Margin (non-GAAP)	32.4	33.5	18.9	20.3	13.5	13.2

Other utility revenues	11.2	12.3	10.8	11.7	0.4	0.6
Non-utility revenues	21.6	10.3	—	—	—	—
Other operation and maintenance expenses	(173.7)	(148.4)	(100.2)	(94.6)	(62.3)	(54.2)
Depreciation and amortization expenses	(143.8)	(129.0)	(83.7)	(73.9)	(58.9)	(54.1)
Taxes other than income tax expense	(27.4)	(26.9)	(14.6)	(14.3)	(12.0)	(11.7)
Operating income	$290.2	$256.1	$173.5	$143.1	$108.3	$104.2

	Alliant Energy		IPL		WPL
Nine Months	2019	2018	2019	2018	2019	2018
Operating income	$616.8	$573.0	$321.5	$296.4	$273.4	$251.6

Electric utility revenues	$2,350.5	$2,296.2	$1,373.0	$1,337.0	$977.5	$959.2
Electric production fuel and purchased power expenses	(601.7)	(639.5)	(339.0)	(354.0)	(262.7)	(285.5)
Electric transmission service expense	(362.9)	(375.2)	(256.9)	(268.0)	(106.0)	(107.2)
Utility Electric Margin (non-GAAP)	1,385.9	1,281.5	777.1	715.0	608.8	566.5

Gas utility revenues	322.5	299.0	187.8	177.0	134.7	122.0
Cost of gas sold	(151.1)	(150.0)	(80.0)	(83.8)	(71.1)	(66.2)
Utility Gas Margin (non-GAAP)	171.4	149.0	107.8	93.2	63.6	55.8

Other utility revenues	33.2	36.2	32.0	34.2	1.2	2.0
Non-utility revenues	61.4	29.6	—	—	—	—
Other operation and maintenance expenses	(527.2)	(468.8)	(305.6)	(297.1)	(188.2)	(172.8)
Depreciation and amortization expenses	(423.6)	(376.4)	(243.4)	(209.2)	(176.6)	(164.2)
Taxes other than income tax expense	(84.3)	(78.1)	(46.4)	(39.7)	(35.4)	(35.7)
Operating income	$616.8	$573.0	$321.5	$296.4	$273.4	$251.6

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$66	$48	$17	$104	$62	$42
Total higher (lower) utility gas margin variance (Refer to details below)	(1)	(1)	—	22	15	8
Higher non-utility revenues due to AEF’s new acquisitions	10	—	—	31	—	—
Total higher other operation and maintenance expenses variance (Refer to details below)	(25)	(6)	(8)	(58)	(9)	(15)
Higher depreciation and amortization expense, primarily due to additional plant in service in 2018 and 2019 and new IPL depreciation rates effective May 2018	(15)	(10)	(5)	(47)	(34)	(12)
Other	(1)	(1)	—	(8)	(9)	(1)
	$34	$30	$4	$44	$25	$22

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$825.9	$776.1	6,868	6,892	$32.7	$35.8	3,144	3,867
Sales for resale	71.9	70.2	2,003	1,675	N/A	N/A	N/A	N/A
Transportation/Other	18.1	14.9	23	19	8.8	9.0	25,021	23,213
	$915.9	$861.2	8,894	8,586	$41.5	$44.8	28,165	27,080
Nine Months
Retail	$2,109.2	$2,057.4	19,035	19,399	$286.8	$268.8	36,560	35,678
Sales for resale	191.0	198.8	4,835	4,557	N/A	N/A	N/A	N/A
Transportation/Other	50.3	40.0	71	67	35.7	30.2	71,814	67,886
	$2,350.5	$2,296.2	23,941	24,023	$322.5	$299.0	108,374	103,564

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$511.9	$467.5	3,827	3,838	$19.5	$21.0	1,644	2,060
Sales for resale	37.8	31.0	1,414	917	N/A	N/A	N/A	N/A
Transportation/Other	11.2	10.7	9	10	5.3	5.7	8,701	8,994
	$560.9	$509.2	5,250	4,765	$24.8	$26.7	10,345	11,054
Nine Months
Retail	$1,247.8	$1,218.4	10,706	11,060	$165.8	$156.8	19,010	18,838
Sales for resale	95.7	91.6	3,241	2,444	N/A	N/A	N/A	N/A
Transportation/Other	29.5	27.0	27	28	22.0	20.2	28,528	28,893
	$1,373.0	$1,337.0	13,974	13,532	$187.8	$177.0	47,538	47,731

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Retail	$314.0	$308.6	3,041	3,054	$13.2	$14.8	1,500	1,807
Sales for resale	34.1	39.2	589	758	N/A	N/A	N/A	N/A
Transportation/Other	6.9	4.2	14	9	3.5	3.3	16,320	14,219
	$355.0	$352.0	3,644	3,821	$16.7	$18.1	17,820	16,026
Nine Months
Retail	$861.4	$839.0	8,329	8,339	$121.0	$112.0	17,550	16,840
Sales for resale	95.3	107.2	1,594	2,113	N/A	N/A	N/A	N/A
Transportation/Other	20.8	13.0	44	39	13.7	$10.0	43,286	38,993
	$977.5	$959.2	9,967	10,491	$134.7	$122.0	60,836	55,833

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes remained unchanged and decreased 2% for the three and nine months ended September 30, 2019 compared to the same periods in 2018, respectively. The decrease for the nine-month period was primarily due to the impact of lower residential and commercial sales due to cooler temperatures during the second quarter of 2019.

Estimated increases to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2019	2018	Change	2019	2018	Change	2019	2018	Change	2019	2018	Change
IPL	$4	$4	$—	$7	$18	($11)	$—	$—	$—	$4	$1	$3
WPL	2	3	(1)	2	10	(8)	—	—	—	2	1	1
Total Alliant Energy	$6	$7	($1)	$9	$28	($19)	$—	$—	$—	$6	$2	$4

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric interim and final base rate increases effective April 2019 and May 2018, respectively (a)	$41	$41	$—	$77	$77	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	16	—	16	42	—	42
Estimated changes in sales volumes caused by temperatures	(1)	—	(1)	(19)	(11)	(8)
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	6	6	—	4	4	—
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	2	2	—	3	3
Other	2	(1)	2	(3)	(11)	8
	$66	$48	$17	$104	$62	$42

(a)
IPL’s interim retail electric base rate increase effective April 1, 2019 was reduced by anticipated production tax credits for IPL’s new wind generation placed in service in March 2019. This reduction in revenue requirement is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from the new wind generation. Additionally, the interim retail electric base rate increase was reduced by $8 million as a result of the partial refund agreed to as part of the rate review proposed settlement. Refer to Note 2 for further discussion.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail gas final base rate increase effective January 2019	$—	$—	$—	$8	$8	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	1	—	1	6	—	6
Estimated changes in sales volumes caused by temperatures	—	—	—	4	3	1
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	3	3	—
Other	(2)	(1)	(1)	1	1	1
	($1)	($1)	$—	$22	$15	$8

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher operation expense at AEF due to new acquisitions	($10)	$—	$—	($29)	$—	$—
Higher energy efficiency cost recovery amortizations at WPL pursuant to authorization from PSCW rate order effective January 2019	(4)	—	(4)	(11)	—	(11)
Higher energy efficiency expense at IPL (primarily offset by higher gas revenues)	(1)	(1)	—	(5)	(5)	—
Higher performance compensation expense	(4)	(2)	(2)	(5)	(2)	(2)
Other	(6)	(3)	(2)	(8)	(2)	(2)
	($25)	($6)	($8)	($58)	($9)	($15)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and nine months ended September 30, 2019 compared to the same periods in 2018 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($5)	($1)	($1)	($20)	($2)	($4)
Lower equity income due to decreased earnings from non-utility wind farm resulting from an acceleration of earnings in the first quarter of 2018 due to Federal Tax Reform	—	—	—	(12)	—	—
Higher allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center	3	—	3	14	6	8
Other	—	(2)	—	—	(3)	(1)
	($2)	($3)	$2	($18)	$1	$3

Income Taxes - Refer to Note 9 for details of effective income tax rates.

Other Future Considerations - In addition to items discussed in MDA and the Notes in Item 1, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:

•
Financing Plans - Alliant Energy currently expects to issue up to $250 million of common stock in 2020 through one or more offerings and its Shareowner Direct Plan. IPL, WPL and AEF currently expect to issue up to $300 million, $350 million and $300 million of long-term debt in 2020, respectively. IPL, WPL and AEF have $200 million, $150 million and $300 million of long-term debt maturing in 2020, respectively.

•
Common Stock Dividends - Alliant Energy announced a 7% increase in its targeted 2020 annual common stock dividend to $1.52 per share, which is equivalent to a quarterly rate of $0.38 per share, beginning with the February 2020 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

•
Higher Earnings on Increasing Rate Base - Alliant Energy and IPL currently expect an increase in earnings in 2020 compared to 2019 due to impacts from increasing revenue requirements from IPL’s retail electric and gas rate reviews (2020 Forward-looking Test Period). IPL’s and WPL’s 2020 increased revenue requirements are expected to be offset by returning to customers a portion of the excess deferred income tax credits from Federal Tax Reform.

•
Depreciation and Amortization Expenses - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expenses in 2020 compared to 2019 due to property additions, including IPL’s expansion of wind generation and WPL’s West Riverside natural gas-fired EGU.

•	Interest Expense - Alliant Energy currently expects interest expense to increase in 2020 compared to 2019 primarily due to financings completed in 2019 and planned in 2020 as discussed above.

•
Allowance for Funds Used During Construction - Alliant Energy currently expects allowance for funds used during construction to decrease in 2020 compared to 2019 primarily due to decreased construction work in progress balances related to IPL’s wind generation that was placed in service in 2019 and is expected to be placed in service in 2020, and WPL’s West Riverside Energy Center, which is currently expected to be placed in service by the end of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2018 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2019, Alliant Energy had $194 million of cash and cash equivalents, $650 million ($100 million at the parent company, $250 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2019 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Cash, cash equivalents and restricted cash, January 1	$25.5	$33.9	$12.4	$7.2	$9.2	$24.2
Cash flows from (used for):
Operating activities	509.2	442.2	138.5	38.9	359.6	345.5
Investing activities	(861.1)	(815.7)	(484.1)	(328.9)	(334.9)	(468.7)
Financing activities	526.1	587.4	518.5	519.1	(24.3)	106.7
Net increase (decrease)	174.2	213.9	172.9	229.1	0.4	(16.5)
Cash, cash equivalents and restricted cash, September 30	$199.7	$247.8	$185.3	$236.3	$9.6	$7.7

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from IPL’s retail electric and gas base rate increases	$84	$84	$—
Changes in amounts refunded to customers related to Federal Tax Reform	35	6	29
Changes in income taxes paid/refunded	6	11	4
Contributions to qualified defined benefit pension plans in 2019	(24)	(12)	(12)
Changes in interest payments	(23)	(5)	(5)
Changes in levels of production fuel	(20)	(5)	(15)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(15)	(8)	(7)
Timing of intercompany payments and receipts	—	19	1
Other	24	10	19
	$67	$100	$14

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	($81)	($81)	$—
Lower (higher) utility construction and acquisition expenditures (a)	76	(61)	137
Other	(40)	(13)	(3)
	($45)	($155)	$134

(a)
Largely due to lower WPL expenditures related to the acquisition of a partial interest in the Forward Wind Energy Center in 2018 and lower expenditures for the West Riverside Energy Center, partially offset by higher IPL expenditures related to its expansion of wind generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2019 through 2023 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable. Such amounts do not include IPL’s expected $110 million buyout payment in September 2020 related to the DAEC PPA. Such estimates reflect reductions to Alliant Energy’s and WPL’s capital expenditures resulting from purchase options by certain electric cooperatives for a partial ownership interest in the West Riverside Energy Center; however, such estimates do not reflect any potential proceeds if neighboring utilities exercise options for a partial ownership in the West Riverside Energy Center.

	Alliant Energy					IPL					WPL
	2019	2020	2021	2022	2023	2019	2020	2021	2022	2023	2019	2020	2021	2022	2023
Generation:
Renewable projects	$640	$260	$110	$275	$390	$525	$135	$—	$—	$—	$115	$125	$110	$275	$390
West Riverside	80	15	—	—	—	—	—	—	—	—	80	15	—	—	—
Other	105	190	140	170	90	55	90	85	125	50	50	100	55	45	40
Distribution:
Electric systems	450	570	535	525	540	270	320	285	270	310	180	250	250	255	230
Gas systems	95	185	80	130	105	50	50	45	95	65	45	135	35	35	40
Other	150	205	180	235	245	20	30	10	10	15	15	15	10	20	15
	$1,520	$1,425	$1,045	$1,335	$1,370	$920	$625	$425	$500	$440	$485	$640	$460	$630	$715

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) payments to retire long-term debt	$350	$100	($250)
Net changes in the amount of commercial paper and other short-term borrowings outstanding	187	(50)	(119)
Higher (lower) net proceeds from issuance of long-term debt	(550)	100	350
Lower capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(130)	(100)
Other	(48)	(21)	(12)
	($61)	($1)	($131)

State Regulatory Financing Authorizations - In October 2019, WPL received authorization from the PSCW to issue up to $350 million of long-term debt securities in aggregate in 2020.

Common Stock Issuances and Common Stock Dividends - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2019. Refer to “Results of Operations” for discussion of expected issuances of common stock and common stock dividends in 2020.

Short- and Long-term Debt - Refer to Note 6 for discussion of amendments to the single credit facility agreement in March 2019, and IPL’s and WPL’s issuances of long-term debt in 2019. Refer to “Results of Operations” for discussion of expected issuances of long-term debt in 2020.

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

Long-Lived Assets -
Regulated Operations -
Assets Subject to Early Retirement - Upon completion of the phased installation of an advanced metering infrastructure program, IPL retired certain analog electric meters in September 2019. IPL’s retail electric rate review settlement, described in Note 2, includes recovery of the remaining net book value of these meters from IPL’s retail customers. However, the settlement does not allow IPL to earn a return on the remaining net book value when final rates are implemented, and as a result, Alliant Energy and IPL recorded a $4 million write-down of regulatory assets in the third quarter of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2018 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2019.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2018 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2019 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	1,895	$50.25	—	N/A
August 1 through August 31	2,803	51.57	—	N/A
September 1 through September 30	165	52.72	—	N/A
	4,863	51.09	—

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
4.1
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2019.

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

