Form 10-K
period 2019-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2020-02-21
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2019:
Alliant Energy Corporation - $11.6 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2020:
Alliant Energy Corporation, Common Stock, $0.01 par value, 245,031,019 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2020 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2020 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2020 Annual Meeting of Shareowners	FWEC	Forward Wind Energy Center
AEF	Alliant Energy Finance, LLC	GAAP	U.S. generally accepted accounting principles
AFUDC	Allowance for funds used during construction	GHG	Greenhouse gases
Alliant Energy	Alliant Energy Corporation	IPL	Interstate Power and Light Company
ARO	Asset retirement obligation	IRS	Internal Revenue Service
ATC	American Transmission Company LLC	ITC	ITC Midwest LLC
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	IUB	Iowa Utilities Board
ATI	AE Transco Investments, LLC	KWh	Kilowatt-hour
CA	Certificate of authority	Marshalltown	Marshalltown Generating Station
CAA	Clean Air Act	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCR	Coal combustion residuals	MGP	Manufactured gas plant
CO2	Carbon dioxide	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
CPCN	Certificate of Public Convenience and Necessity	MWh	Megawatt-hour
CWIP	Construction work in progress	N/A	Not applicable
DAEC	Duane Arnold Energy Center	Note(s)	Combined Notes to Consolidated Financial Statements
DCP	Alliant Energy Deferred Compensation Plan	OIP	Alliant Energy 2010 Omnibus Incentive Plan
DLIP	Alliant Energy Director Long Term Incentive Plan	OPEB	Other postretirement benefits
Dth	Dekatherm	PPA	Purchased power agreement
EEP	Energy efficiency plan	PSCW	Public Service Commission of Wisconsin
EGU	Electric generating unit	Receivables Agreement	Receivables Purchase and Sale Agreement
EPA	U.S. Environmental Protection Agency	RES	Renewable energy standards
EPS	Earnings per weighted average common share	Riverside	Riverside Energy Center
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	VEBA	Voluntary Employees’ Beneficiary Association
Financial Statements	Consolidated Financial Statements	VIE	Variable interest entity
FTR	Financial transmission right	Whiting Petroleum	Whiting Petroleum Corporation
Fuel-related	Electric production fuel and purchased power	WPL	Wisconsin Power and Light Company

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

1

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, deferred expenditures, deferred tax assets, tax expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

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

•
any material post-closing payments related to any past asset divestitures, including the sale of Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, parental guarantees or litigation;

•
employee workforce factors, including changes in key executives, ability to hire and retain employees with specialized skills, ability to create desired corporate culture, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	weather effects on results of utility operations;

•
issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the CCR rule, future changes in environmental laws and regulations, including federal, state or local regulations for CO2 emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

•	increased pressure from customers, investors and other stakeholders to more rapidly reduce CO2 emissions;

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

•
the ability to complete construction of wind and solar projects within the cost caps set by regulators and to meet all requirements to qualify for the full level of production tax credits and investment tax credits, respectively;

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

•
impacts that excessive heat, storms or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and recovery of costs associated with restoration activities, or on the operations of Alliant Energy’s investments;

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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 970,000 electric and approximately 420,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2019, IPL supplied electric and natural gas service to approximately 490,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2019, 2018 and 2017, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2019, WPL supplied electric and natural gas service to approximately 480,000 and 195,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin. In 2019, 2018 and 2017, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues.

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

ATI - currently holds all of Alliant Energy’s interest in ATC Holdings. ATC Holdings is comprised of a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America.

Non-utility Wind Farm - includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma.

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; customized supply chain solution capabilities; freight and logistics brokering services; and other transfer and storage services.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2019, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,597	1,948	54%
IPL	1,418	885	62%
WPL	1,153	952	83%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires on August 31, 2020. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires on May 31, 2022.

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

Electric Wholesale Rates - IPL and WPL receive wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the MISO market and in transactions directly with third parties, based on the market value of the transactions. IPL and WPL also have FERC-approved cost of service formula-based rates related to the provision of firm full- and partial-requirement wholesale electric sales, which allow for true-ups to actual costs, including fuel costs.

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

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes and may base those requests on either historical or forward-looking test periods. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Interim retail rates for historical test periods can be placed in effect as soon as 10 days after the rate application filing, subject to refund, and must be based on previously established regulatory principles. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed.

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

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for certain new EGUs located in Iowa, including any alternative energy production facility (such as a wind or solar facility), combined-cycle natural gas-fired EGU, and certain base-load EGUs with a nameplate generating capacity of 300 MW or more (such as nuclear or coal-fired generation). Advance rate-making principles are also available for the repowering of an alternative energy production facility or certain significant alterations of an existing EGU. Upon approval of rate-making principles by the IUB, IPL must either build the EGU or repower the alternative energy production facility under the approved rate-making principles, or not at all.

Electric Generating Unit Environmental Controls Projects - IPL is required to submit an updated emissions plan and budget biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable and prudent costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

PSCW - WPL is subject to regulation by the PSCW related to its operations in Wisconsin for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, affiliate transactions, approval of the location and construction of EGUs and certain other additions and extensions to facilities. In addition, Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s holdings in non-utility businesses and other affiliated interest activities, among other matters.

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide on retail base rate requests. However, the PSCW attempts to process retail base rate reviews in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels.

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

Environmental - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. There is currently significant regulatory uncertainty with respect to environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have compliance plans to address these environmental obligations. Prudent expenditures incurred by IPL and WPL to comply with environmental requirements are eligible to be recovered in rates from their customers. The following are major environmental matters that could potentially have a significant impact on financial condition and results of operations.

Climate Change and Greenhouse Gases Regulations - There is continued debate regarding the public policy response that the U.S. should adopt to address climate change, involving both domestic actions and international efforts. In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change, and therefore, threaten public health and welfare, which was the prerequisite for implementing carbon reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing awareness of climate change and evolving energy technologies are driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs.

Clean Air Act Section 111(d) - In 2015, the EPA published final standards under Section 111(d) of the CAA, referred to as the Clean Power Plan, to reduce CO2 emissions from existing fossil-fueled EGUs. In July 2019, the EPA published the final Affordable Clean Energy rule, which repealed the Clean Power Plan effective September 6, 2019. The Affordable Clean

Energy rule establishes emission guidelines for states to develop plans by July 2022 to reduce CO2 emissions from existing coal-fired EGUs and is subject to legal challenges. Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome or impact of these matters.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and West Riverside are subject to the EPA’s Section 111(b) regulation and have been designed to achieve compliance with these standards. Litigation related to Section 111(b) is suspended while the EPA revises Section 111(b), and Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards. In addition, if Section 111(b) is vacated, the EPA’s ability to implement regulations for CO2 emissions at existing fossil-fueled EGUs, such as the Affordable Clean Energy rule, could be limited.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which required changes to discharge limits for wastewater from certain IPL and WPL steam generating facilities. Compliance for existing steam generating facilities is determined by each facility’s wastewater discharge permit and will generally be required by December 31, 2023. Projects required for compliance are facility-specific. Compliance for new steam generating facilities, such as West Riverside, is required immediately upon operation. Estimated capital expenditures to comply with these guidelines for 2020 through 2023 are included in the “Other Generation” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA.

Land and Solid Waste -
Coal Combustion Residuals Rule - The final CCR Rule, which regulates CCR as a non-hazardous waste, became effective in 2015. IPL and WPL have coal-fired EGUs with coal ash ponds and active CCR landfills that are impacted by this rule. Litigation related to the CCR Rule remains on-going and has resulted in various proposed rule updates. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these updates.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with WPL’s construction of West Riverside and planned solar generation, and IPL’s and WPL’s planned wind generation and the proposed retirement and/or fuel switching of various EGUs. Long-term generation plans are intended to meet customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 18.0% and the required unforced capacity reserve margin is 8.9% for the June 1, 2020 through May 31, 2021 MISO planning year. IPL and WPL currently have adequate capacity to meet such MISO planning reserve margin requirements.

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2019	2018	2017	2019	2018	2017
All fuels	$2.17	$2.46	$2.22	$2.55	$2.72	$2.53
Natural gas (a)	2.52	3.12	2.72	2.76	3.30	3.28
Coal	1.81	1.97	2.00	2.35	2.45	2.38

(a)
The average cost of natural gas includes commodity and transportation costs, as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Natural Gas - Alliant Energy, IPL and WPL own several natural gas-fired EGUs, and WPL also has exclusive rights to the output of AEF’s Sheboygan Falls Energy Facility under an affiliated lease agreement. These facilities help meet customer demand for electricity when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources. Alliant Energy manages the gas supply to these gas-fired EGUs and helps ensure an adequate supply is available at known prices through a combination of gas commodity, pipeline transportation and storage agreements held by IPL and WPL for numerous years. Alliant Energy, IPL and WPL believe they are reasonably insulated against gas price volatility for these EGUs given their use of forward contracts and hedging practices, as well as their regulatory cost-recovery mechanisms.

Coal - Coal is one of the fuel sources for owned EGUs. Coal contracts entered into with different entities help ensure that a specified supply of coal is available, and delivered, at known prices for IPL’s and WPL’s coal-fired EGUs. Alliant Energy, IPL and WPL believe their coal supply portfolio represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Currently, all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin.

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

Electric Transmission - IPL and WPL do not own electric transmission assets and currently receive transmission services from ITC and ATC, respectively. ITC and ATC are independent, for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate. As a result, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable, or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Refer to Note 17(h) for discussion of MISO transmission owner return on equity complaints.

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

Resource Adequacy - MISO has resource adequacy requirements to help ensure adequate resources to meet forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs is available to meet these requirements. In order for an EGU to receive accredited capacity, it must meet MISO capacity accreditation requirements, which can include satisfying transmission requirements identified in its interconnection agreement prior to the MISO planning year.

Electric Operating Information - Alliant Energy	2019	2018	2017
Revenues (in millions):
Residential	$1,092.4	$1,063.4	$1,006.2
Commercial	769.7	735.6	710.3
Industrial	889.1	888.8	853.1
Retail subtotal	2,751.2	2,687.8	2,569.6
Sales for resale	250.2	259.2	268.8
Other	62.2	53.3	56.3
Total	$3,063.6	$3,000.3	$2,894.7
Sales (000s MWh):
Residential	7,207	7,367	6,904
Commercial	6,466	6,487	6,422
Industrial	11,448	11,830	11,769
Retail subtotal	25,121	25,684	25,095
Sales for resale	6,594	5,804	5,003
Other	79	96	94
Total	31,794	31,584	30,192
Customers (End of Period):
Retail	968,485	962,654	959,295
Other	2,816	2,860	2,826
Total	971,301	965,514	962,121
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,626	5,459	5,375
Maximum winter peak hour demand (MW)	4,395	4,556	4,504
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 790)	805	1,032	747
Madison, Wisconsin (WPL) (normal - 679)	657	799	578
Sources of electric energy (000s MWh):
Gas	11,060	9,731	5,315
Purchased power:
Nuclear	3,748	3,538	3,727
Wind (b)	2,383	1,086	1,268
Other (b)	3,264	4,076	6,242
Wind (b)	2,896	1,603	1,591
Coal	8,643	12,113	12,380
Other (b)	239	240	239
Total	32,233	32,387	30,762
Revenue per KWh sold to retail customers (cents)	10.95	10.46	10.24

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Operating Information” below for details of heating degree days.

(b)	All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements.

Electric Operating Information	IPL			WPL
	2019	2018	2017	2019	2018	2017
Revenues (in millions):
Residential	$601.5	$590.6	$535.6	$490.9	$472.8	$470.6
Commercial	510.3	486.8	452.7	259.4	248.8	257.6
Industrial	503.9	500.8	459.7	385.2	388.0	393.4
Retail subtotal	1,615.7	1,578.2	1,448.0	1,135.5	1,109.6	1,121.6
Sales for resale	128.0	117.3	114.6	122.2	141.9	154.2
Other	37.5	35.6	36.3	24.7	17.7	20.0
Total	$1,781.2	$1,731.1	$1,598.9	$1,282.4	$1,269.2	$1,295.8
Sales (000s MWh):
Residential	3,613	3,752	3,508	3,594	3,615	3,396
Commercial	4,109	4,169	4,115	2,357	2,318	2,307
Industrial	6,420	6,749	6,733	5,028	5,081	5,036
Retail subtotal	14,142	14,670	14,356	10,979	11,014	10,739
Sales for resale	4,479	2,980	2,169	2,115	2,824	2,834
Other	36	37	38	43	59	56
Total	18,657	17,687	16,563	13,137	13,897	13,629
Customers (End of Period):
Retail	492,830	489,831	489,717	475,655	472,823	469,578
Other	855	900	878	1,961	1,960	1,948
Total	493,685	490,731	490,595	477,616	474,783	471,526
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,944	2,929	2,968	2,682	2,647	2,476
Maximum winter peak hour demand (MW)	2,377	2,553	2,421	2,031	2,011	2,100
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 790)	805	1,032	747	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 679)	N/A	N/A	N/A	657	799	578
Sources of electric energy (000s MWh):
Gas	6,362	5,930	3,342	4,698	3,801	1,973
Purchased power:
Nuclear	3,748	3,538	3,727	N/A	N/A	N/A
Wind (b)	1,788	549	613	595	537	655
Other (b)	326	1,472	2,456	2,938	2,604	3,786
Wind (b)	2,067	890	851	829	713	740
Coal	4,470	5,690	5,766	4,173	6,423	6,614
Other (b)	11	40	22	228	200	217
Total	18,772	18,109	16,777	13,461	14,278	13,985
Revenue per KWh sold to retail customers (cents)	11.42	10.76	10.09	10.34	10.07	10.44

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

Competition - Gas customers in Iowa and Wisconsin currently do not have the ability to choose their gas distributor, and IPL and WPL have obligations to serve all their gas customers. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third-parties who provide alternative fuel sources (e.g. propane). However, when natural gas service is available for a given area, customers in such area have generally selected natural gas over propane as a more cost competitive solution for their fuel needs. Refer to “Customer Investments” in MDA for discussion of plans to expand gas distribution systems.

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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 3%, respectively, above their forecasted maximum daily system demand requirements from November 2019 through March 2020.

Gas Operating Information - Alliant Energy	2019	2018	2017
Revenues (in millions):
Residential	$259.4	$254.4	$224.7
Commercial	133.0	133.0	123.2
Industrial	16.0	14.9	16.7
Retail subtotal	408.4	402.3	364.6
Transportation/other	46.8	44.3	36.3
Total	$455.2	$446.6	$400.9
Sales (000s Dths):
Residential	30,791	29,356	26,127
Commercial	21,611	21,003	19,501
Industrial	3,448	3,030	3,622
Retail subtotal	55,850	53,389	49,250
Transportation/other	97,135	90,357	76,916
Total	152,985	143,746	126,166
Retail Customers at End of Period	417,322	415,174	413,054
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,609)	7,262	6,868	6,076
Madison, Wisconsin (WPL) (normal - 6,892)	7,397	7,303	6,569
Revenue per Dth sold to retail customers	$7.31	$7.54	$7.40
Purchased gas costs per Dth sold to retail customers	$3.89	$4.27	$4.23

Gas Operating Information	IPL			WPL
	2019	2018	2017	2019	2018	2017
Revenues (in millions):
Residential	$149.3	$152.3	$123.2	$110.1	$102.1	$101.5
Commercial	74.9	75.9	67.9	58.1	57.1	55.3
Industrial	11.7	10.2	11.1	4.3	4.7	5.6
Retail subtotal	235.9	238.4	202.2	172.5	163.9	162.4
Transportation/other	28.3	27.8	23.8	18.5	16.5	12.5
Total	$264.2	$266.2	$226.0	$191.0	$180.4	$174.9
Sales (000s Dths):
Residential	16,078	15,925	13,856	14,713	13,431	12,271
Commercial	10,906	10,707	10,303	10,705	10,296	9,198
Industrial	2,514	2,019	2,421	934	1,011	1,201
Retail subtotal	29,498	28,651	26,580	26,352	24,738	22,670
Transportation/other	38,323	37,899	39,365	58,812	52,458	37,551
Total	67,821	66,550	65,945	85,164	77,196	60,221
Retail Customers at End of Period	224,613	224,413	224,041	192,709	190,761	189,013
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	303,508	264,787	237,203	229,022	220,784	201,947
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,609)	7,262	6,868	6,076	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,892)	N/A	N/A	N/A	7,397	7,303	6,569
Revenue per Dth sold to retail customers	$8.00	$8.32	$7.61	$6.55	$6.63	$7.16
Purchased gas cost per Dth sold to retail customers	$4.06	$4.51	$4.34	$3.70	$3.99	$4.11

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined report, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, and you may lose all or part of your investment.

Risks Related to Laws and Regulations
Our utility business is significantly impacted by government legislation, regulation and oversight - Our utility financial condition is influenced by how regulatory authorities, including the IUB, the PSCW and FERC, establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. In future rate reviews, IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen, certain rate base items may not receive a full weighted average cost of capital, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. (MISO). The impacts on our operations include: our ability to site and construct new generating facilities, such as renewable energy projects, and recover associated costs, including our ability to continue to use a renewable energy rider in Iowa; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; resource adequacy requirements, energy capacity standards, and when new facilities such as WPL’s West Riverside Energy Center, and IPL’s and WPL’s planned additional wind and solar generation may be fully accredited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects or to record an impairment of our assets and may have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and extensions of bonus depreciation deductions have generated large taxable losses and tax credits that have resulted in significant federal and state net operating losses and tax credit carryforwards. We plan to utilize substantially all of these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. If the IRS does not agree with the tax positions resulting from our tax planning strategies or our position on the qualification of production tax credits from wind generating facilities and investment tax credits from solar generating facilities, our financial condition and results of operations may be adversely impacted.

Our utility business currently operates wind generating facilities, which generate production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the date the qualifying generating facilities are placed in-service, the level of electricity output generated by our qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the in-service date, the amount of production tax credits that we can generate may be significantly reduced. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of wind energy resulting in unfavorable pricing for wind energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms resulting in a material adverse impact on our financial condition and results of operations. Our strategic plan includes developing solar generating facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the date the qualifying generating facilities begin construction and the costs of the qualifying generating facilities. If there is a disagreement on the dates construction began and ended or the qualifying costs, the amount of investment tax credits that we earn may be significantly reduced, possibly adversely impacting our financial condition and results of operations.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in, or new development of, environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gases (GHG) emissions could negatively impact us - Regulators, customers and investors continue to raise concerns about climate change and GHG emissions. National regulatory action is in flux and international regulatory actions continue to evolve. We are focused on executing a long-term strategy to deliver reliable and affordable energy with lower carbon dioxide (CO2) emissions independent of changing policies and political landscape. However, it is unclear how these climate change concerns will ultimately impact us. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHG. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or not buy our debt securities, which may cause our cost of debt to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce CO2 emissions on a voluntary-basis, including faster adoption of lower CO2 emitting technologies and management of excess renewable energy credits. The timing and pace to fully achieve decarbonization is also contingent on the future development of technologies to reliably store and manage electricity, as well as electrification of other economic sectors. The EPA’s approach and timing for implementing rules to regulate CO2 emissions at fossil-fuel fired electric generating units remains undecided and subject to litigation. Various legislative proposals to address climate change at the national, state and local levels continue to be introduced. Regulation or legislation mandating CO2 emissions reductions or other clean energy standards could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We cannot provide any assurance regarding the potential impacts of climate change policy or GHG regulations on our operations and these could have a material adverse impact on our financial condition and results of operations.

Risks Related to Business Operations
Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including proliferation of customer and third party-owned generation, loss of service territory or franchises, energy efficiency measures, technological advances that increase energy efficiency, third-party disrupters, loss of wholesale customers, the adverse impact of tariffs on our customers, and economic conditions. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities, large-scale additions and upgrades to our electric and gas distribution systems, constructing a natural gas-fired generating facility, and making other large-scale improvements to generating facilities. These construction projects are subject to various risks. These risks include: the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor; delays caused by construction accidents or injuries; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators, for example, if IPL’s expansion of wind generation exceeds the respective cost cap approved by the IUB. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

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

In addition, we may collect and retain sensitive information, including personal information about our customers, shareowners and employees. In some cases, we outsource administration of certain functions to vendors that could be targets of cyber attacks. For example, we outsource administration of our employee health insurance to Anthem, which was the target of a cyber attack in 2014. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

Our utility business is seasonal and may be adversely affected by the impacts of weather - Electric and gas utility businesses are seasonal businesses. Demand for electricity is greater in the summer months associated with higher air conditioning needs and winter months associated with higher heating needs. Demand for natural gas depends significantly upon temperature patterns in winter months due to heavy use in residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when temperatures are warmer in the winter and/or cooler in the summer. Thus, mild winters and/or summers could have an adverse impact on our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation, transmission and distribution facilities, in general, have been identified as potential targets of physical or cyber attacks. Physical attacks on transmission and distribution facilities that appeared to be terrorist-style attacks have occurred. Our gas distribution system could also be the target of terrorist threats and activities. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy and/or energy usage within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our facilities and infrastructure caused by acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, public and employee safety, operator error, ruptured oil and chemical tanks, and compliance with mandatory reliability standards. Our energy delivery infrastructure is aging, which increases certain risks, including breakdown or failure of equipment and fires developing from our power lines, transformers or substations. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could disrupt the reliability and balance of the electricity grid. Further, the transmission system in our utilities’ service territories can experience constraints, limiting the ability to transmit electricity within our service territories. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electricity. We also have obligations to provide electric service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems and employee and public safety, which could cause substantial financial losses. These risks could result in loss of human life, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards, including new regulations under the Pipeline and Hazardous Materials Safety Administration. Our infrastructure is aging, which could impact safety and compliance with current and new regulations. Failure to meet these standards could result in substantial fines. We also have obligations to provide natural gas service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, extreme hot temperatures, extreme cold temperatures, fires, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy and gas or obtain fuel or other critical supplies. In addition, we could incur large costs to repair damage to our generating facilities and electric and gas infrastructure, or costs related to environmental remediation, due to storms or other natural disasters. The restoration costs may not be fully covered by insurance policies and may not be fully recovered in rates, or recovery in rates may be delayed. Storms and natural disasters may impact our customers and the resulting reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates, or rate recovery may be delayed. Any of these items could adversely impact our financial condition and results of operations.

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas or coal to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the MISO energy market. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past, especially during periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs. Increases in prices and costs due to disruptions that are not recovered in rates fully, in a timely manner, may adversely impact our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. Further, competitors may not be subject to the same operating, regulatory and financial requirements that we are, potentially causing a substantial competitive disadvantage for us. Changes in public policy, such as new tax incentives that we cannot take advantage of, could provide an advantage to competitors. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition in our primary retail electric service territories may have an adverse impact on our financial condition and results of operations.

We face risks related to non-utility operations - We rely on our non-utility operations for a portion of our earnings. If our non-utility holdings do not perform at expected levels, we could experience an adverse impact on our financial condition and results of operations.

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. The primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries, primarily its utility subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to Alliant Energy, whether by dividends, distributions, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to Alliant Energy and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations, earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities have dividend payment restrictions based on the terms of any outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

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

We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a work force that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. We are also subject to collective bargaining agreements covering approximately 2,000 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

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

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, such as worsening credit metric impacts or general negative outlook for the utility industry, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, volatility of the capital markets or other factors, our financial condition and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2019, IPL’s and WPL’s EGUs by primary fuel type were as follows:

IPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of EGU and Location	Dates	in MW	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	706	624
Emery Generating Station (Units 1-3); Mason City, IA	2004	603	538
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	189	134
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	149	105
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	79	38
Total Gas		1,726	1,439
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	348	320
Lansing Generating Station (Unit 4); Lansing, IA	1977	275	210
Burlington Generating Station (Unit 1); Burlington, IA	1968	212	179
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	179	156
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	164	137
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	65	28
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	32	29
Total Coal		1,275	1,059
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	90	67
Total Oil		90	67
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	303	47
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200	32
English Farms (69 Units); Poweshiek Co., IA	2019	172	26
Franklin County (60 Units); Franklin Co., IA	2012	99	16
Total Wind		774	121
Dubuque Solar Garden; Dubuque, IA	2017	5	2
Total Solar		5	2
Total capacity		3,870	2,688

WPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of EGU and Location	Dates	in MW	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	675	544
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	371	293
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (f)	1994	191	150
Rock River Combustion Turbines (Units 3-6); Beloit, WI	1967-1972	169	81
Sheepskin Combustion Turbine (Unit 1); Edgerton, WI	1971	42	28
Total Gas		1,448	1,096
Columbia Energy Center (Units 1-2); Portage, WI (g)	1975-1978	593	561
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	414	404
Total Coal		1,007	965
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201	31
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68	10
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (h)	2008	59	9
Total Wind		328	50
Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	1914-1940	33	12
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	1926-1939	10	6
Total Hydro		43	18
Total capacity		2,826	2,129

(a)	Based on the accredited generating capacity of the EGUs as of December 31, 2019 included in MISO’s resource adequacy process for the planning period from June 2019 through May 2020.

(b)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 667 MW (generating capacity) EGU, which is operated by IPL.

(c)	Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 608 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(d)	Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 488 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(e)	Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 713 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.

(f)	Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.

(g)	Represents WPL’s 53.3% ownership interest in this 1,112 MW (nameplate capacity) / 1,053 MW (generating capacity) EGU, which is operated by WPL.

(h)	Represents WPL’s 42.64% ownership interest in this 138 MW (nameplate capacity) / 20 MW (generating capacity) EGU, which is operated by Invenergy Services, LLC.

IPL and WPL own overhead electric distribution line, underground electric distribution cable and substation distribution transformers, substantially all of which are located in Iowa for IPL and Wisconsin for WPL.

Gas - IPL’s and WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related transmission and distribution equipment. IPL’s and WPL’s gas distribution facilities include gas mains located in Iowa and Wisconsin, respectively.

Other - IPL’s other property includes steam service assets. Refer to Note 10 for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2019 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2019 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The Sheboygan Falls Energy Facility was accredited with 293 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2019 through May 2020.

Transportation - Includes a short-line railway in Iowa and a barge terminal on the Mississippi River.

ITEM 3. LEGAL PROCEEDINGS

None. Refer to Note 17(c) for discussion of legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT EXECUTIVE OFFICERS
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

Name	Age as of Filing Date	Registrant	Positions
John O. Larsen	56	Alliant Energy
Mr. Larsen has served as a director since February 2019, and as Chairman of the Board, President and Chief Executive Officer (CEO) since July 2019. He previously served as President and Chief Operating Officer since January 2019, as President from January 2018 to January 2019, and as Senior Vice President (VP) from February 2014 to January 2018.

		IPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as Senior VP since February 2014.
		WPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as President since December 2010.
Robert J. Durian	49	Alliant Energy, IPL and WPL
Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019; as Senior VP, CFO and Treasurer from January 2018 to February 2019; as VP, CFO and Treasurer from December 2016 to January 2018; as VP, Chief Accounting Officer (CAO) and Treasurer from July 2016 to December 2016; as VP, CAO and Controller from July 2015 to July 2016; and as Controller and CAO from February 2011 to July 2015.

James H. Gallegos	59	Alliant Energy, IPL and WPL
Mr. Gallegos has served as Executive VP, General Counsel and Corporate Secretary since February 2020. He previously served as Senior VP, General Counsel and Corporate Secretary since February 2015; and as Senior VP and General Counsel from February 2014 to February 2015.

David A. de Leon	57	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
		WPL	Mr. de Leon has served as President since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
Terry L. Kouba	61	Alliant Energy and WPL	Mr. Kouba has served as Senior VP since January 2019. He previously served as VP since February 2014.
		IPL	Mr. Kouba has served as President since January 2019. He previously served as VP since February 2014.
Benjamin M. Bilitz	45	Alliant Energy, IPL and WPL	Mr. Bilitz has served as CAO and Controller since December 2016. He previously served as Controller since July 2016 and as Assistant Controller from March 2011 to July 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2019 was $54.72.

Shareowners - At December 31, 2019, there were 24,034 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2019, Alliant Energy announced an increase in its targeted 2020 annual common stock dividend to $1.52 per share, which is equivalent to a quarterly rate of $0.38 per share, beginning with the February 2020 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2019 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	1,794	$53.08	—	N/A
November 1 to November 30	2,847	52.89	—	N/A
December 1 to December 31	162	53.62	—	N/A
	4,803	52.99	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2019 (a)	2018 (a)	2017	2016	2015
	(dollars in millions, except per share data)
Income Statement Data:
Revenues	$3,647.7	$3,534.5	$3,382.2	$3,320.0	$3,253.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	557.2	512.1	455.9	373.8	380.7
Income (loss) from discontinued operations, net of tax	—	—	1.4	(2.3)	(2.5)
Net income	557.2	512.1	457.3	371.5	378.2
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$2.34	$2.19	$1.99	$1.65	$1.69
Loss from discontinued operations, net of tax	$—	$—	$—	($0.01)	($0.01)
Net income	$2.34	$2.19	$1.99	$1.64	$1.68
Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$2.33	$2.19	$1.99	$1.65	$1.69
Loss from discontinued operations, net of tax	$—	$—	$—	($0.01)	($0.01)
Net income	$2.33	$2.19	$1.99	$1.64	$1.68
Common shares outstanding at year-end (000s)	245,023	236,063	231,349	227,674	226,918
Dividends declared per common share	$1.42	$1.34	$1.26	$1.175	$1.10
Market value per share at year-end	$54.72	$42.25	$42.61	$37.89	$31.225
Book value per share at year-end	$21.24	$19.43	$18.08	$16.96	$16.41
Market capitalization at year-end	$13,407.7	$9,973.7	$9,857.8	$8,626.6	$7,085.5
Other Selected Financial Data:
Cash flows from operating activities (b)	$660.4	$527.7	$521.6	$392.8	$871.2
Construction and acquisition expenditures	$1,640.1	$1,633.9	$1,466.9	$1,196.8	$1,034.3
Total assets at year-end	$16,700.7	$15,426.0	$14,187.8	$13,373.8	$12,495.2
Long-term obligations, net	$6,190.8	$5,506.1	$4,870.6	$4,325.1	$3,837.0

IPL
Revenues	$2,089.6	$2,042.3	$1,870.3	$1,820.4	$1,774.5
Net income available for common stock	284.1	264.0	216.8	215.6	186.0
Cash dividends declared on common stock	168.0	168.0	156.1	151.9	140.0
Cash flows from (used for) operating activities (b)	172.9	(5.0)	(21.8)	(104.9)	385.0
Total assets	9,277.5	8,411.4	7,606.0	7,304.7	6,709.1
Long-term obligations, net	3,147.7	2,552.8	2,406.6	2,154.0	1,857.4

WPL
Revenues	$1,475.7	$1,452.6	$1,472.8	$1,459.1	$1,435.1
Net income available for common stock	233.0	208.1	186.6	190.4	176.3
Cash dividends declared on common stock	143.9	140.1	125.9	135.0	126.9
Cash flows from operating activities	423.2	457.0	465.7	521.4	449.8
Total assets	6,506.5	6,152.5	5,756.5	5,290.3	5,270.4
Long-term obligations, net	1,992.9	1,905.4	1,914.3	1,623.2	1,624.2

(a)	Refer to “Results of Operations” in MDA for discussion of the 2019 and 2018 results of operations.

(b)
In 2018, Alliant Energy’s and IPL’s cash flows from operating activities were restated for 2017 and 2016 as a result of the adoption of a new cash flows presentation accounting standard. Alliant Energy’s and IPL’s cash flows from operating activities for 2015 were not retrospectively amended for this new presentation standard as the information was not available due to the implementation of a new customer billing and information system in 2016.

Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL’s and WPL’s common stock outstanding, respectively. As such, earnings per share data is not disclosed herein for IPL and WPL.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2019 compared to 2018. Refer to MDA in the combined 2018 Form 10-K for details on certain financial information for 2018 compared to 2017.

OVERVIEW

Alliant Energy’s mission is to deliver energy solutions and exceptional service that its customers and communities count on - safely, efficiently and responsibly. The mission is supported by a strategy focused on meeting the evolving expectations of customers while providing an attractive return for investors. This strategy includes the following key elements:

Providing affordable energy solutions to customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.
Key Highlights in 2019 and 2020 -

•	WPL maintaining flat base rates in 2019 and 2020 by utilizing Federal Tax Reform benefits and lower fuel costs.

•	IPL’s rate settlement, which will provide $35 million of billing credits to Iowa electric customers starting in 2020.

•
Significant fuel cost reductions achieved in 2019 and further reductions in fuel cost expected in 2020 as a result of expansion of renewable generation and operating highly efficient, low cost natural gas facilities.

•
IPL’s energy efficiency plan for 2019 through 2023 approved by the IUB in March 2019, which provides direct financial savings to customers and provides cost-effective options to help electric and gas customers reduce their energy usage.

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
Key Highlights in 2019 and 2020 (refer to “Customer Investments” for details) -

•	Completion of construction of IPL’s new wind projects: Upland Prairie (303 MW in March 2019), English Farms (172 MW in March 2019) and Whispering Willow North (201 MW in January 2020).

•	Progress made with the construction of IPL’s and WPL’s remaining wind projects (approximately 480 MW) that are expected to be placed in service in 2020.

•	Expansion of natural gas-fired generation with the construction of WPL’s 730 MW West Riverside facility, which is expected to be completed in the first half of 2020.

•	WPL’s announcement of plans for development and acquisition of up to 1,000 MW of solar generation by 2023.

•	WPL’s planned expansion of its gas distribution system in Western Wisconsin in 2020.

•	Installation of a selective catalytic reduction system at IPL’s Ottumwa Unit 1 in 2019.

•	Completed implementation of advanced metering infrastructure for IPL customers in 2019.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development in the communities it serves.
Key Highlights in 2019 -

•
Progress with certifying development-ready sites throughout Iowa and Wisconsin, including finalizing certification of the Prairie View Industrial Center Super Park, a 730-acre rail-served ready-to-build manufacturing and industrial site in Ames, Iowa, which is in close proximity to the regional airport and interstate freeways and accesses IPL’s electric services. In addition, the Beaver Dam Commerce Park was certified, which is a 520-acre ready-to-build manufacturing and industrial site in Beaver Dam, Wisconsin, with access to commercial and freight airports, interstate freeways and WPL’s electric services.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2019		2018
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$529.5	$2.22	$485.7	$2.08
ATC Holdings	33.6	0.14	28.4	0.12
Non-utility and Parent	(5.9)	(0.03)	(2.0)	(0.01)
Alliant Energy Consolidated	$557.2	$2.33	$512.1	$2.19

Alliant Energy’s Utilities and Corporate Services income increased $44 million in 2019 compared to 2018. The increase was primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base. This item was partially offset by higher depreciation expense and higher interest expense.

Operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Operating income	$777.7	$694.4	$402.8	$350.8	$347.2	$312.9

Electric utility revenues	$3,063.6	$3,000.3	$1,781.2	$1,731.1	$1,282.4	$1,269.2
Electric production fuel and purchased power expenses	(776.7)	(855.0)	(434.5)	(469.0)	(342.2)	(386.0)
Electric transmission service expense	(481.4)	(495.7)	(340.2)	(352.9)	(141.2)	(142.8)
Utility Electric Margin (non-GAAP)	1,805.5	1,649.6	1,006.5	909.2	799.0	740.4

Gas utility revenues	455.2	446.6	264.2	266.2	191.0	180.4
Cost of gas sold	(221.7)	(232.3)	(119.9)	(129.6)	(101.8)	(102.7)
Utility Gas Margin (non-GAAP)	233.5	214.3	144.3	136.6	89.2	77.7

Other utility revenues	46.5	48.0	44.2	45.0	2.3	3.0
Non-utility revenues	82.4	39.6	—	—	—	—
Other operation and maintenance expenses	(712.2)	(645.8)	(404.6)	(402.6)	(260.9)	(241.6)
Depreciation and amortization expenses	(567.2)	(506.9)	(326.7)	(283.5)	(235.6)	(219.4)
Taxes other than income tax expense	(110.8)	(104.4)	(60.9)	(53.9)	(46.8)	(47.2)
Operating income	$777.7	$694.4	$402.8	$350.8	$347.2	$312.9

Operating Income Variances - Variances between periods in operating income for 2019 compared to 2018 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$156	$97	$59
Total higher utility gas margin variance (Refer to details below)	19	8	12
Higher non-utility revenues due to AEF’s new acquisitions	42	—	—
Total higher other operation and maintenance expenses variance (Refer to details below)	(66)	(2)	(19)
Higher depreciation and amortization expense, primarily due to additional plant in service in 2018 and 2019, and new IPL depreciation rates effective May 2018.	(60)	(43)	(16)
Other	(8)	(8)	(2)
	$83	$52	$34

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2019	2018	2019	2018	2019	2018	2019	2018
Alliant Energy
Retail	$2,751.2	$2,687.8	25,121	25,684	$408.4	$402.3	55,850	53,389
Sales for resale	250.2	259.2	6,594	5,804	N/A	N/A	N/A	N/A
Transportation/Other	62.2	53.3	79	96	46.8	44.3	97,135	90,357
	$3,063.6	$3,000.3	31,794	31,584	$455.2	$446.6	152,985	143,746
IPL
Retail	$1,615.7	$1,578.2	14,142	14,670	$235.9	$238.4	29,498	28,651
Sales for resale	128.0	117.3	4,479	2,980	N/A	N/A	N/A	N/A
Transportation/Other	37.5	35.6	36	37	28.3	27.8	38,323	37,899
	$1,781.2	$1,731.1	18,657	17,687	$264.2	$266.2	67,821	66,550
WPL
Retail	$1,135.5	$1,109.6	10,979	11,014	$172.5	$163.9	26,352	24,738
Sales for resale	122.2	141.9	2,115	2,824	N/A	N/A	N/A	N/A
Transportation/Other	24.7	17.7	43	59	18.5	16.5	58,812	52,458
	$1,282.4	$1,269.2	13,137	13,897	$191.0	$180.4	85,164	77,196

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 2% in 2019 primarily due to the impact of lower residential and commercial sales due to cooler summer temperatures during 2019 compared to 2018 and lower demand from IPL’s industrial customers due to customer operations and general economic conditions.

Estimated increases to electric and gas margins from the impacts of temperatures were as follows (in millions):

	Electric Margins		Gas Margins
	2019	2018	2019	2018
IPL	$10	$20	$5	$1
WPL	4	12	3	2
Total Alliant Energy	$14	$32	$8	$3

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric interim and final base rate increases effective April 2019 and May 2018, respectively (a)	$102	$102	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	58	—	58
Higher revenues at WPL due to changes in the amounts recorded in 2019 and 2018 for WPL’s earnings sharing mechanism (2018 reflected higher sharing of WPL’s earnings than in 2019)	15	—	15
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (offset by changes in energy efficiency expense)	10	10	—
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	9	9	—
Estimated changes in sales volumes caused by temperatures	(18)	(10)	(8)
Other (partially due to lower industrial sales at IPL)	(20)	(14)	(6)
	$156	$97	$59

(a)
IPL’s interim retail electric base rate increase effective April 1, 2019 was reduced by anticipated production tax credits for IPL’s new wind generation placed in service in March 2019. This reduction in revenue requirement is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from the new wind generation. Additionally, the interim retail electric base rate increase was reduced by $8 million as a result of the partial refund agreed to as part of the rate review settlement. Refer to Note 2 for further discussion.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Impact of IPL’s retail gas final base rate increase effective January 2019	$9	$9	$—
Higher margins at WPL from earning on increasing rate base for rates effective January 2019	9	—	9
Estimated changes in sales volumes caused by temperatures	5	4	1
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (offset by changes in energy efficiency expense)	(7)	(7)	—
Other	3	2	2
	$19	$8	$12

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Higher operation expense at AEF due to new acquisitions	($39)	$—	$—
Higher energy efficiency cost recovery amortizations at WPL pursuant to authorization from PSCW rate order effective January 2019	(15)	—	(15)
Higher performance compensation expense	(9)	(5)	(4)
Higher energy efficiency expense at IPL (offset by higher electric revenues and lower gas revenues)	(2)	(2)	—
Other	(1)	5	—
	($66)	($2)	($19)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($26)	($8)	($4)
Lower equity income due to decreased earnings from non-utility wind farm resulting from an acceleration of earnings in 2018 due to Federal Tax Reform (Refer to Note 6 for more details)	(10)	—	—
Higher equity income due to increased earnings from ATC resulting from return on equity reserve adjustments recorded in 2019 related to the FERC decision regarding MISO transmission owners’ authorized return on equity (Refer to Note 17(h) for more details)	6	—	—
Higher AFUDC primarily due to changes in CWIP balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center	17	7	10
Other	(4)	(4)	(2)
	($17)	($5)	$4

Income Taxes - Refer to Note 12 for details of effective income tax rates.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:

•
Financing Plans - Alliant Energy currently expects to issue up to $250 million of common stock in 2020 through the equity forward agreements that were executed in November 2019 and its Shareowner Direct Plan. IPL, WPL and AEF currently expect to issue up to $300 million, $350 million and $300 million of long-term debt in 2020, respectively. IPL, WPL and AEF have $200 million, $150 million and $300 million of long-term debt maturing in 2020, respectively.

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

•
Allowance for Funds Used During Construction - Alliant Energy currently expects AFUDC to decrease in 2020 compared to 2019 primarily due to decreased CWIP balances related to IPL’s wind generation that was placed in service in 2019 and is expected to be placed in service in 2020, and WPL’s West Riverside Energy Center, which is currently expected to be placed in service in the first half of 2020.

27

•
Pending Refunds Related to Transmission Expense - Alliant Energy currently expects to receive refunds related to the MISO transmission owner return on equity complaints later in 2020. These refunds are expected to be provided to IPL and WPL customers without an expected impact to earnings.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward cleaner energy and sustainable customer solutions. These priorities include:

Environmental Stewardship
Alliant Energy’s environmental stewardship is focused on meeting its customers’ energy needs in an economical, efficient and sustainable manner. Alliant Energy proactively considers future environmental compliance requirements and proposed regulations in its planning, decision-making, construction and ongoing operations activities. Alliant Energy is focused on executing a long-term strategy to deliver reliable and affordable energy with lower emissions independent of changing policies and political landscape. To achieve these long-term goals, Alliant Energy will transition away from coal-fired EGUs and incorporate more renewable energy, energy efficiency, demand response, highly-efficient natural gas-fired EGUs and other emerging technologies such as energy storage. Alliant Energy’s voluntary environmental-related goals and achievements include the following:

•	Reduce air emissions for sulfur dioxide by 90%, nitrogen oxide by 80% and mercury by 90% from 2005 levels, which it achieved in 2019.

•	Reduce CO2 emissions from its fossil-fueled generation 40% by 2030 and 80% by 2050 from 2005 levels.

•	Reduce water supply needs from its fossil-fueled generation 75% by 2030 from 2005 levels.

•	Renewables of at least 30% of Alliant Energy’s overall energy mix by 2030.

•	Eliminate existing coal-fired EGUs from Alliant Energy’s overall energy mix by 2050.

Renewable Generation
Alliant Energy’s cleaner energy strategy includes the planned development and acquisition of renewable energy, including wind and solar generation. Current wind generation plans include adding up to approximately 1,200 MW in aggregate (approximately 1,000 MW at IPL and approximately 200 MW at WPL) from 2018 through 2020. Current solar generation plans include adding up to approximately 1,000 MW at WPL by the end of 2023. Alliant Energy, IPL and WPL continue to evaluate additional opportunities to add more renewable generation. Estimated capital expenditures for the planned renewable projects for 2020 through 2023 are included in the “Renewable projects” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

IPL’s Expansion of Wind Generation - In 2016 and 2018, IPL received approvals from the IUB for advance rate-making principles for up to 1,000 MW of new wind generation. IPL currently has on-going, new wind generation development utilizing the following sites:

		Actual/Expected
Wind Site	Nameplate Capacity	In-service Date	Location
Upland Prairie	303 MW	March 2019	Clay and Dickinson Counties, Iowa
English Farms	172 MW	March 2019	Poweshiek County, Iowa
Whispering Willow Expansion	201 MW	January 2020	Franklin County, Iowa
Golden Plains	Up to 200 MW	2020	Winnebago and Kossuth Counties, Iowa
Richland	Up to 130 MW	2020	Sac County, Iowa

WPL’s Expansion of Wind Generation - In January 2019, WPL received final approval from the PSCW to own a 150 MW wind project being developed in Kossuth County, Iowa. In October 2019, WPL purchased the development assets related to this project, including land rights and permits. Construction began in 2019 and the wind farm is currently expected to be placed in service in 2020. In addition, WPL acquired a partial ownership interest in the assets of the FWEC wind farm located in Wisconsin (59 MW) in 2018, pursuant to approvals from the PSCW and FERC.

WPL’s Solar Generation - WPL currently expects to file the first CA with the PSCW for a portion of the planned development of up to 1,000 MW of new solar generation in the first half of 2020. WPL expects that the new solar generation will qualify for 30% investment tax credits.

Complementary Generation Investments
WPL’s Construction of West Riverside Natural Gas-fired Generating Station - In 2016, WPL received an order from the PSCW authorizing WPL to construct an approximate 730 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as West Riverside. WPL’s construction of West Riverside began in 2016 and the EGU is currently expected to be completed in the first half of 2020. WPL’s estimated portion of capital expenditures is currently expected to be approximately $600 million. The capital expenditures include costs to construct the EGU and a pipeline to supply natural gas to the EGU, and exclude transmission network upgrades and AFUDC. West Riverside replaces energy and capacity being eliminated with the retirements of various EGUs.

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

Counterparty	Option Amount	Option Timing
Wisconsin Public Service Corporation (WPSC)	Up to 200 MW (no more than 100 MW to be acquired in first two years) (a)	Up to four years following the in-service date
Madison Gas and Electric Company (MGE)	Up to 50 MW (no more than 25 MW to be acquired in first two years)	Up to five years following the in-service date
Electric cooperatives	Approximately 60 MW	Exercised January 2018

(a)
If WPSC exercises its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company, places in service within 10 years of the date West Riverside is placed in service.

Environmental Controls Projects - Alliant Energy’s strategy to transition its generation portfolio to cleaner sources of energy includes adding environmental controls at newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. In 2019, IPL completed the installation of a selective catalytic reduction system at Ottumwa Unit 1, which supports compliance obligations under the Cross-State Air Pollution Rule and IPL’s Consent Decree.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of older, smaller and less efficient EGUs in the next several years. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 17(e) for discussion of IPL’s requirements to fuel switch or retire certain EGUs under a Consent Decree.

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2020 through 2023 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Gas Pipeline Expansion - IPL and WPL currently expect to make investments to extend various gas distribution systems to provide natural gas to unserved or underserved areas in their service territories. In September 2019, WPL filed a CA application with the PSCW for approval to expand its gas distribution systems in Western Wisconsin in 2020. Estimated capital expenditures for this project for 2020 are included in the “Gas distribution systems” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Gas Pipeline Safety - In October 2019, the Pipeline and Hazardous Materials Safety Administration published a final rule that updates safety requirements for gas transmission pipelines. Procedures must be developed by July 2021, and remediation efforts must be completed by July 2035. In anticipation of these rule changes, Alliant Energy, IPL and WPL have been proactively replacing certain of IPL’s transmission pipelines and making modifications to certain of WPL’s transmission pipelines, and are evaluating the impact of this final rule on their financial condition and results of operations.

Advanced Metering Infrastructure (AMI) - In 2019, IPL completed the installation of AMI in its electric and gas service territories in Iowa. AMI is a system of meters, communications networks and data management systems that enables two-way communication between utilities and its customers. AMI allows for remote meter reading, automatic outage notification, and remote disconnects and reconnects. AMI technology is expected to enhance the communication infrastructure in Alliant

Energy’s service territories, improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies.

Non-utility business - Alliant Energy continues to explore limited scope opportunities for growth outside of, but related to, Alliant Energy’s utility business. This non-utility strategy continues to evolve through exploration of modest opportunities that are accretive to earnings and cash flows within and outside of Alliant Energy’s service territories. In January and March 2019, AEF purchased two freight management companies. These non-utility acquisitions enhance Alliant Energy’s Transportation value to customers by adding customized supply chain solution capabilities to their portfolio of service offerings. Refer to Note 3 for details.

RATE MATTERS

Rate Reviews
Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

IPL’s Retail Electric and Gas Rate Reviews (2020 Forward-looking Test Period) - In 2019, IPL filed retail electric and gas rate review requests with the IUB covering the 2020 forward-looking Test Period. In January 2020, IPL received an order from the IUB approving IPL’s proposed settlement for its retail electric rate review. Final retail electric rates are expected to be effective by the end of the first quarter of 2020. In December 2019, IPL received an order from the IUB approving IPL’s proposed settlement for its retail gas rate review. Final retail gas rates were effective January 10, 2020. Refer to Note 2 for details.

WPL’s Retail Electric and Gas Rate Review (2019/2020 Forward-looking Test Period) - In 2017, WPL filed retail electric and gas rate review requests with the PSCW covering the 2019/2020 forward-looking Test Period. In December 2018, WPL received an order from the PSCW approving WPL’s proposed settlement for its retail electric and gas rate reviews, effective January 1, 2019. Under the settlement, WPL’s retail electric and gas base rates will not change from current levels through the end of 2020. Retail electric revenue requirements resulting from increasing investments in rate base (including West Riverside) are offset by lower fuel-related costs and Federal Tax Reform refunds. Retail gas revenue requirements resulting from increasing investments in rate base are offset by Federal Tax Reform refunds. WPL’s settlement extends, with certain modifications, an earnings sharing mechanism through 2020. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2019/2020 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 10.75%, and 100% of any excess earnings above 10.75%.

Planned Rate Review - WPL currently expects to make a retail electric and gas rate filing in the second quarter of 2020 for the 2021/2022 Test Period. The key drivers for the anticipated filing include recovery of capital projects, including investments in wind generation, and electric and gas distribution systems. Any rate changes granted from this request are expected to be effective on January 1, 2021. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2020.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (2020 Test Period)
Marshalltown (b)	IUB	$559	11.00%	51.0%	(c)
Emery (b)	IUB	165	12.23%	51.0%	(c)
Whispering Willow - East (b)	IUB	163	11.70%	51.0%	(c)
Renewable energy rider (b)(d)	IUB	1,335	10.65%	51.0%	(c)
Other (b)	IUB	3,767	9.50%	51.0%	(c)
IPL Retail Gas (2020 Test Period) (b)	IUB	557	9.60%	51.0%	1/10/2020
IPL Wholesale Electric	FERC	119	10.97%	50.4%	1/1/2019
WPL Retail Electric and Gas
Electric (2020 Test Period) (e)	PSCW	3,955	10.00%	52.5%	1/1/2020
Gas (2020 Test Period) (e)	PSCW	387	10.00%	52.5%	1/1/2020
WPL Wholesale Electric	FERC	239	10.90%	55.0%	1/1/2019

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)	Average rate base amounts reflect IPL’s allocated retail share of rate base and do not include CWIP, and were calculated using a forecasted 13-month average for the test period.

(c)	Final retail electric rates are expected to be effective by the end of the first quarter of 2020.

(d)
Average rate base amounts recovered through IPL’s new renewable energy rider mechanism include construction costs incurred to fund IPL’s most recent 1,000 MW of new wind generation (11.00% return on common equity), production tax credit carryforwards for the most recent 1,000 MW of new wind generation (5.00% return on common equity) and certain transmission facilities classified as intangible assets (9.50% return on common equity).

(e)
Average rate base amounts reflect WPL’s allocated retail share of rate base and do not include CWIP or a cash working capital allowance, and were calculated using a forecasted 13-month average for the test period. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

WPL’s Retail Fuel-related Rate Filing (2020 Forward-looking Test Period) - In December 2019, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 2%, effective January 1, 2020. The decrease primarily reflects a change in expected fuel-related costs in 2020. Fuel-related costs are subject to deferral if they are outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs.

Other Rate Matters
Federal Tax Reform - Federal Tax Reform resulted in future benefits to customers as a result of remeasurement of accumulated deferred income taxes (approximately $350 million for IPL and $460 million for WPL of retail revenue requirement as of December 31, 2019). The majority of these benefits are subject to tax normalization rules (protected benefits), which limit the rate at which they can be passed on to their electric and gas customers.

For those benefits that were not limited by tax normalization rules (the non-protected benefits), IPL will begin providing $28 million of credits back to its retail electric and gas customers over a 12-month period beginning in 2020 when final rates go into effect. After returning these benefits to customers, IPL is not expected to have any significant remaining non-protected benefits as a result of the original Federal Tax Reform impacts.

WPL began providing non-protected benefits back to its retail electric and gas customers in 2019 and will continue into 2020. WPL expects to utilize approximately $72 million to help maintain base rates from current levels through 2020 and remaining non-protected benefits of approximately $118 million will be addressed in WPL’s future retail electric and gas rate reviews.

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

Liquidity Position - At December 31, 2019, Alliant Energy had $16 million of cash and cash equivalents, $663 million ($281 million at the parent company, $250 million at IPL and $132 million at WPL) of available capacity under the single revolving credit facility and $83 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with their authorized levels. Alliant Energy expects to maintain consolidated debt at approximately 55% of total capital and consolidated preferred stock at less than 5% of total capital. These targets may be adjusted depending on subsequent developments and the impact on their respective weighted-average cost of capital and investment-grade credit ratings. Capital structures as of December 31, 2019 were as follows (Common Equity (CE); IPL’s Preferred Stock (PS); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include pension and OPEB obligations and the sales of accounts receivable program.

Credit and Capital Markets - Alliant Energy, IPL and WPL maintain a single revolving credit facility to provide backstop liquidity to their commercial paper programs, and ensure a committed source of liquidity in the event the commercial paper market becomes disrupted. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is from electric and gas sales to IPL’s and WPL’s customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and generally provides IPL and WPL a return of and a return on the assets used to provide such services. Capital needed to retire debt and fund capital expenditures related to large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Cash, cash equivalents and restricted cash, January 1	$25.5	$33.9	$12.4	$7.2	$9.2	$24.2
Cash flows from (used for):
Operating activities	660.4	527.7	172.9	(5.0)	423.2	457.0
Investing activities	(1,287.3)	(1,066.8)	(667.0)	(429.4)	(557.2)	(607.5)
Financing activities	619.1	530.7	491.0	439.6	129.2	135.5
Net increase (decrease)	(7.8)	(8.4)	(3.1)	5.2	(4.8)	(15.0)
Cash, cash equivalents and restricted cash, December 31	$17.7	$25.5	$9.3	$12.4	$4.4	$9.2

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from IPL’s retail electric and gas base rate increases	$111	$111	$—
Changes in amounts refunded to customers related to Federal Tax Reform	54	15	39
Changes in income taxes paid/refunded	26	31	(43)
Contributions to qualified defined benefit pension plans in 2019	(32)	(16)	(16)
Changes in levels of production fuel	(27)	(10)	(17)
Changes in interest payments	(20)	(1)	(4)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(13)	(6)	(7)
Timing of intercompany payments and receipts	—	37	4
Other (primarily due to other changes in working capital)	34	17	10
	$133	$178	($34)

Income Tax Payments and Refunds - Income tax (payments) refunds, including refunds of alternative minimum tax credits, were as follows (in millions):

	2019	2018
IPL	$7	($24)
WPL	(29)	14
Other subsidiaries	43	5
Alliant Energy	$21	($5)

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

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $60 million, $19 million and $22 million of pension plan contributions in 2020, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2019 measurement date. Refer to Note 13(a) for discussion of the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	($192)	($192)	$—
Expenditures for new acquisitions at AEF in 2019	(13)	—	—
Lower (higher) utility construction and acquisition expenditures (a)	30	(29)	59
Other	(46)	(17)	(9)
	($221)	($238)	$50

(a)
Largely due to lower expenditures related to WPL’s acquisition of a partial interest in the Forward Wind Energy Center in 2018, WPL’s West Riverside facility and IPL’s advanced metering infrastructure, partially offset by higher expenditures related to expansion of wind generation at IPL and WPL.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the financial planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology and improvements to ensure reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such amounts do not include IPL’s expected $110 million buyout payment in September 2020 related to the DAEC PPA. Such estimates reflect reductions to Alliant Energy’s and WPL’s capital expenditures resulting from purchase options by certain electric cooperatives for a partial ownership interest in West Riverside; however, such estimates do not reflect any potential proceeds if neighboring utilities exercise options for a partial ownership in West Riverside. Refer to “Customer Investments” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2020	2021	2022	2023	2020	2021	2022	2023	2020	2021	2022	2023
Generation:
Renewable projects	$260	$110	$275	$390	$135	$—	$—	$—	$125	$110	$275	$390
Other	205	140	170	90	90	85	125	50	115	55	45	40
Distribution:
Electric systems	570	535	525	540	320	285	270	310	250	250	255	230
Gas systems	185	80	130	105	50	45	95	65	135	35	35	40
Other	205	180	235	245	30	10	10	15	15	10	20	15
	$1,425	$1,045	$1,335	$1,370	$625	$425	$500	$440	$640	$460	$630	$715

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2019 compared to 2018 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) payments to retire long-term debt	$599	$350	($250)
Higher net proceeds from common stock issuances	194	—	—
Higher (lower) net proceeds from issuance of long-term debt	(550)	100	350
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(130)	(101)	(18)
Lower capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(300)	(75)
Other	(25)	2	(13)
	$88	$51	($6)

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, AEF or Corporate Services. In 2019, IPL received authorization from FERC to issue securities in 2020 and 2021 as follows (in millions):

Initial Authorization and Remaining Capacity as of December 31, 2019
Long-term debt securities issuances in aggregate	$700
Short-term debt securities outstanding at any time (including borrowings from its parent)	400
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In 2017, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024. In October 2019, WPL received authorization from the PSCW to issue up to $350 million of long-term debt securities in aggregate in 2020.

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

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. IPL’s and WPL’s goal is to maintain dividend payout ratios of approximately 65% to 75%. Alliant Energy’s, IPL’s and WPL’s dividend payout ratios were 61%, 59% and 62% of their consolidated earnings from continuing operations in 2019, respectively. Refer to “Results of Operations” for discussion of expected common stock dividends in 2020.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2018 and 2019, and “Results of Operations” for discussion of expected issuances of common stock in 2020.

Short-term Debt - In 2017, Alliant Energy, IPL and WPL entered into a single revolving credit facility agreement, which expires in August 2023 and is discussed in Note 9(a). There are currently 13 lenders that participate in the credit facility, with respective commitments ranging from $20 million to $130 million. The credit facility includes a $100 million letter of credit commitment and $50 million swingline commitment, which are available to each of Alliant Energy, IPL and WPL. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise one extension option, extending the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

The credit agreement contains customary events of default, including a cross-default provision that would be triggered if Alliant Energy or certain of its significant subsidiaries (including IPL and WPL) defaults on debt (other than non-recourse debt) totaling $100 million or more. IPL and WPL are subject to a similar cross-default provision with respect to their own respective consolidated debt. A default by Alliant Energy or its non-utility subsidiaries would not trigger a cross-default at IPL or WPL, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under the credit agreement occurs and is continuing, then the lenders may declare any outstanding obligations of the defaulting borrower under the credit agreement immediately due and payable. At December 31, 2019, Alliant Energy, IPL and WPL were in compliance with financial covenants of the credit agreement.

Long-term Debt - Refer to Note 9(b) for discussion of issuances and retirements of long-term debt in 2019 and “Results of Operations” for discussion of expected issuances of long-term debt in 2020. In 2018, IPL issued $500 million of 4.1% senior debentures (green bonds) due September 2028. In 2018, AEF entered into a $300 million variable-rate term loan credit agreement due April 2020. In 2018, AEF issued $400 million of 3.75% senior notes due June 2023 and $300 million of 4.25% senior notes due June 2028, and a portion of the proceeds from the issuances were used by AEF to retire its $500 million and $95 million variable-rate term loan credit agreements expiring in 2018. In addition, IPL retired $250 million of 7.25% senior debentures and $100 million of 5.875% senior debentures in 2018.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements that contain provisions dependent on credit ratings. In the event of a significant downgrade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of any exposure, or may need to unwind contracts or pay underlying obligations. In the event of a significant downgrade, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements. In addition, a downgrade in the credit ratings of Alliant Energy, IPL or WPL, could also result in them paying higher interest rates in future financings, reduce flexibility with future financing plans, reduce their pool of potential lenders, increase their borrowing costs under existing credit facilities or limit their access to the commercial paper market. Credit ratings and outlooks as of the date of this report are as follows:

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa2
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	N/A	N/A
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Preferred stock	BBB	Baa3
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	A3
	Commercial paper	A-1	P-2
	Senior unsecured long-term debt	A	A3
	Outlook	Stable	Stable

Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa2, respectively, for the senior notes issued by AEF in 2018 (with Alliant Energy as guarantor). Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2021. In 2019 and 2018, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE. However, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2019, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm and Alliant Energy’s and IPL’s prior divestiture activities. Refer to Note 17(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2019 were as follows (in millions):

Alliant Energy	2020	2021	2022	2023	2024	Thereafter	Total
Other purchase obligations (Note 17(b))	$499	$223	$160	$128	$84	$199	$1,293
Long-term debt maturities (Note 9(b))	657	8	333	408	509	4,325	6,240
Interest - long-term debt obligations	251	237	237	220	213	2,182	3,340
IPL’s DAEC PPA buyout payment (Note 2)	110	—	—	—	—	—	110
Capital purchase obligations (Note 17(a))	77	—	—	—	—	—	77
Operating leases (Note 10)	2	2	2	2	2	10	20
	$1,596	$470	$732	$758	$808	$6,716	$11,080

IPL	2020	2021	2022	2023	2024	Thereafter	Total
Other purchase obligations (Note 17(b))	$315	$126	$91	$80	$56	$99	$767
Long-term debt maturities (Note 9(b))	200	—	—	—	500	2,475	3,175
Interest - long-term debt obligations	133	125	125	125	125	1,276	1,909
IPL’s DAEC PPA buyout payment (Note 2)	110	—	—	—	—	—	110
Capital purchase obligations (Note 17(a))	60	—	—	—	—	—	60
Operating leases (Note 10)	1	1	1	1	1	7	12
	$819	$252	$217	$206	$682	$3,857	$6,033

WPL	2020	2021	2022	2023	2024	Thereafter	Total
Other purchase obligations (Note 17(b))	$176	$89	$63	$43	$23	$99	$493
Long-term debt maturities (Note 9(b))	150	—	250	—	—	1,550	1,950
Interest - long-term debt obligations	84	80	80	74	74	862	1,254
Capital purchase obligations (Note 17(a))	17	—	—	—	—	—	17
Operating leases (Note 10)	1	1	1	1	1	3	8
Finance lease - Sheboygan Falls Energy Facility (Note 10)	15	15	15	15	15	5	80
	$443	$185	$409	$133	$113	$2,519	$3,802

At December 31, 2019, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 13(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2019, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2019, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $7 million, $0 and $2 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

New Accounting Standards - Refer to Note 1(o) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - Alliant Energy’s, IPL’s and WPL’s financial statements are prepared in conformity with GAAP, which requires management to apply accounting policies, judgments and assumptions, and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. The following accounting policies and estimates are critical to the business and the understanding of financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from estimates. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Board of Directors. Refer to Note 1 for additional discussion of accounting policies and estimates used in the preparation of the financial statements.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events. Loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from actuals when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Note 17 provides further discussion of contingencies assessed at December 31, 2019, including impacts to Alliant Energy’s ATC Holdings equity earnings as a result of future changes in FERC’s evaluation of certain MISO return on equity complaints, various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

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

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2019.

Long-Lived Assets - Periodic assessments regarding the recoverability of certain long-lived assets are completed when factors indicate the carrying value of such assets may not be recoverable or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future, and assets within non-utility operations that are proposed to be sold or are currently generating operating losses.

Regulated Operations - Certain long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that is under construction, has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2019 included IPL’s and WPL’s generating units subject to early retirement, and IPL’s analog electric meters retired in 2019.

Generating Units Subject to Early Retirement - Alliant Energy, IPL and WPL evaluate future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining net book value of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU. Alliant Energy, IPL and WPL evaluated their EGUs that are subject to early retirement and determined that no EGUs meet the criteria to be considered probable of abandonment as of December 31, 2019.

IPL’s Analog Electric Meters - Upon completion of the installation of an advanced metering infrastructure program, IPL retired certain analog electric meters in 2019. As permitted in the recent IPL rate review, IPL will recover the remaining net book value of these meters but will not recover a return on these meters when final rates are implemented, which are expected by the end of the first quarter of 2020. Alliant Energy and IPL recorded a $4 million pre-tax charge in 2019 as a result of the decision not to allow a return on the remaining net book value of IPL’s analog electric meters.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2019, unbilled revenues related to Alliant Energy’s utility operations were $178 million ($96 million at IPL and $82 million at WPL).

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2019	Impact on 2020 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2019	Impact on 2020 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$163	$10	$20	$2
1% change in expected rate of return	N/A	9	N/A	1
IPL
1% change in discount rate	76	5	8	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	72	5	8	1
1% change in expected rate of return	N/A	4	N/A	—

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2019 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration. Refer to Note 12 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2019. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards. Alliant Energy does not expect to utilize all of its federal net operating loss carryforwards until 2024, and therefore, currently does not expect to utilize 2002 and 2003 vintage federal credit carryforwards prior to their expiration in 2022 and 2023, respectively. This resulted in valuation allowance charges recorded to “Income tax expense (benefit)” in the income statements in 2017. Federal credit carryforwards generated from 2004 through 2008, which amount to $7 million for Alliant Energy, are expected to be utilized within five years of expiration. All other federal credit carryforwards and federal net operating loss carryforwards are expected to be utilized more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require changes to valuation allowances in the future resulting in a material impact on financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Alliant Energy Corporation, through its wholly owned subsidiaries, Interstate Power and Light Company and Wisconsin Power and Light Company (collectively, the “Company”) is subject to rate regulation by the Federal Energy Regulatory Commission and the respective state commissions in Iowa and Wisconsin (collectively, the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2019, the Company had a recorded consolidated regulatory assets balance of $1,844.7 million and regulatory liabilities balance of $1,423.6 million.

The Company’s rates are subject to regulatory rate-setting processes and annual earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of the regulatory assets and regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of the recovery of incurred costs and refund of obligations to customers in future rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the regulatory agencies, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•
We tested the design and operating effectiveness of management’s controls over the evaluation of regulatory assets and liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•
We inspected the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

•
We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•
We read relevant regulatory orders, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information issued by the regulatory agencies that pertain to the Company as well as to other relevant public utilities. We evaluated the external information and assessed whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•
We obtained representation letters from management as well as legal letters from internal and external legal counsel and evaluated such letters to assess whether information was present that would be relevant to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 2020

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,063.6	$3,000.3	$2,894.7
Gas utility	455.2	446.6	400.9
Other utility	46.5	48.0	47.5
Non-utility	82.4	39.6	39.1
Total revenues	3,647.7	3,534.5	3,382.2
Operating expenses:
Electric production fuel and purchased power	776.7	855.0	818.1
Electric transmission service	481.4	495.7	480.9
Cost of gas sold	221.7	232.3	211.4
Other operation and maintenance	712.2	645.8	633.2
Depreciation and amortization	567.2	506.9	461.8
Taxes other than income taxes	110.8	104.4	105.6
Total operating expenses	2,870.0	2,840.1	2,711.0
Operating income	777.7	694.4	671.2
Other (income) and deductions:
Interest expense	272.9	247.0	215.6
Equity income from unconsolidated investments, net	(53.0)	(54.6)	(44.8)
Allowance for funds used during construction	(92.7)	(75.6)	(49.7)
Other	14.4	7.6	17.3
Total other (income) and deductions	141.6	124.4	138.4
Income from continuing operations before income taxes	636.1	570.0	532.8
Income taxes	68.7	47.7	66.7
Income from continuing operations, net of tax	567.4	522.3	466.1
Income from discontinued operations, net of tax	—	—	1.4
Net income	567.4	522.3	467.5
Preferred dividend requirements of Interstate Power and Light Company	10.2	10.2	10.2
Net income attributable to Alliant Energy common shareowners	$557.2	$512.1	$457.3
Weighted average number of common shares outstanding:
Basic	238.5	233.6	229.7
Diluted	239.0	233.6	229.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$2.34	$2.19	$1.99
Diluted	$2.33	$2.19	$1.99
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$557.2	$512.1	$455.9
Income from discontinued operations, net of tax	—	—	1.4
Net income	$557.2	$512.1	$457.3

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16.3	$20.9
Accounts receivable, less allowance for doubtful accounts	402.1	350.4
Production fuel, at weighted average cost	77.7	61.4
Gas stored underground, at weighted average cost	49.1	49.0
Materials and supplies, at weighted average cost	100.5	101.4
Regulatory assets	86.4	79.8
Prepaid gross receipts tax	41.7	42.2
Other	101.7	80.0
Total current assets	875.5	785.1
Property, plant and equipment, net	13,527.1	12,462.4
Investments:
ATC Holdings	320.1	293.6
Other	147.7	137.7
Total investments	467.8	431.3
Other assets:
Regulatory assets	1,758.3	1,657.5
Deferred charges and other	72.0	89.7
Total other assets	1,830.3	1,747.2
Total assets	$16,700.7	$15,426.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$657.2	$256.5
Commercial paper	337.4	441.2
Accounts payable	422.3	543.3
Regulatory liabilities	212.0	142.7
Other	425.2	260.4
Total current liabilities	2,054.1	1,644.1
Long-term debt, net (excluding current portion)	5,533.0	5,246.3
Other liabilities:
Deferred tax liabilities	1,714.0	1,603.1
Regulatory liabilities	1,211.6	1,350.5
Pension and other benefit obligations	484.0	509.1
Other	298.9	287.2
Total other liabilities	3,708.5	3,749.9
Commitments and contingencies (Note 17)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 245,022,800 and 236,063,279 shares outstanding	2.5	2.4
Additional paid-in capital	2,445.9	2,045.5
Retained earnings	2,765.4	2,545.9
Accumulated other comprehensive income	1.3	1.7
Shares in deferred compensation trust - 381,232 and 384,580 shares at a weighted average cost of $26.24 and $25.60 per share	(10.0)	(9.8)
Total Alliant Energy Corporation common equity	5,205.1	4,585.7
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	5,405.1	4,785.7
Total liabilities and equity	$16,700.7	$15,426.0

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$567.4	$522.3	$467.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	567.2	506.9	461.8
Deferred tax expense and tax credits	55.6	67.0	139.6
Equity component of allowance for funds used during construction	(65.5)	(51.4)	(33.6)
Other	19.9	7.7	21.7
Other changes in assets and liabilities:
Accounts receivable	(471.7)	(475.4)	(441.2)
Regulatory assets	(16.2)	(16.2)	(130.8)
Regulatory liabilities	(40.3)	1.3	(83.8)
Deferred income taxes	53.8	55.9	81.7
Other	(9.8)	(90.4)	38.7
Net cash flows from operating activities	660.4	527.7	521.6
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,538.4)	(1,568.3)	(1,281.8)
Other	(101.7)	(65.6)	(185.1)
Cash receipts on sold receivables	413.2	605.3	461.8
Other	(60.4)	(38.2)	(28.3)
Net cash flows used for investing activities	(1,287.3)	(1,066.8)	(1,033.4)
Cash flows from financing activities:
Common stock dividends	(337.7)	(312.2)	(288.3)
Proceeds from issuance of common stock, net	390.3	196.6	149.6
Proceeds from issuance of long-term debt	950.0	1,500.0	550.0
Payments to retire long-term debt	(256.5)	(855.7)	(4.6)
Net change in commercial paper and other short-term borrowings	(103.8)	26.0	171.1
Other	(23.2)	(24.0)	(45.2)
Net cash flows from financing activities	619.1	530.7	532.6
Net increase (decrease) in cash, cash equivalents and restricted cash	(7.8)	(8.4)	20.8
Cash, cash equivalents and restricted cash at beginning of period	25.5	33.9	13.1
Cash, cash equivalents and restricted cash at end of period	$17.7	$25.5	$33.9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($267.9)	($247.5)	($212.6)
Income taxes, net	$20.5	($5.0)	($11.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$195.8	$299.5	$196.5
Beneficial interest obtained in exchange for securitized accounts receivable	$187.7	$119.4	$222.1
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
	(in millions)
2017:
Beginning balance	$2.3	$1,693.1	$2,177.0	($0.4)	($10.0)	$200.0	$4,062.0
Net income attributable to Alliant Energy common shareowners			457.3				457.3
Common stock dividends ($1.26 per share)			(288.3)				(288.3)
At-the-market offering program and Shareowner Direct Plan issuances		149.6					149.6
Equity-based compensation plans and other		2.8			(1.1)		1.7
Other comprehensive loss, net of tax				(0.1)			(0.1)
Ending balance	2.3	1,845.5	2,346.0	(0.5)	(11.1)	200.0	4,382.2
2018:
Net income attributable to Alliant Energy common shareowners			512.1				512.1
Common stock dividends ($1.34 per share)			(312.2)				(312.2)
At-the-market offering program and Shareowner Direct Plan issuances	0.1	196.5					196.6
Equity-based compensation plans and other		3.5			1.3		4.8
Other comprehensive income, net of tax				2.2			2.2
Ending balance	2.4	2,045.5	2,545.9	1.7	(9.8)	200.0	4,785.7
2019:
Net income attributable to Alliant Energy common shareowners			557.2				557.2
Common stock dividends ($1.42 per share)			(337.7)				(337.7)
Equity forward settlements and Shareowner Direct Plan issuances	0.1	390.2					390.3
Equity-based compensation plans and other		10.2			(0.2)		10.0
Other comprehensive loss, net of tax				(0.4)			(0.4)
Ending balance	$2.5	$2,445.9	$2,765.4	$1.3	($10.0)	$200.0	$5,405.1

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Electric utility	$1,781.2	$1,731.1	$1,598.9
Gas utility	264.2	266.2	226.0
Steam and other	44.2	45.0	45.4
Total revenues	2,089.6	2,042.3	1,870.3
Operating expenses:
Electric production fuel and purchased power	434.5	469.0	443.6
Electric transmission service	340.2	352.9	310.4
Cost of gas sold	119.9	129.6	115.6
Other operation and maintenance	404.6	402.6	396.6
Depreciation and amortization	326.7	283.5	245.0
Taxes other than income taxes	60.9	53.9	55.0
Total operating expenses	1,686.8	1,691.5	1,566.2
Operating income	402.8	350.8	304.1
Other (income) and deductions:
Interest expense	126.9	119.4	112.4
Allowance for funds used during construction	(49.4)	(42.2)	(31.4)
Other	6.9	2.6	7.0
Total other (income) and deductions	84.4	79.8	88.0
Income before income taxes	318.4	271.0	216.1
Income tax expense (benefit)	24.1	(3.2)	(10.9)
Net income	294.3	274.2	227.0
Preferred dividend requirements	10.2	10.2	10.2
Net income available for common stock	$284.1	$264.0	$216.8
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9.3	$9.7
Accounts receivable, less allowance for doubtful accounts	202.8	153.5
Production fuel, at weighted average cost	47.1	44.8
Gas stored underground, at weighted average cost	21.7	26.1
Materials and supplies, at weighted average cost	55.0	55.4
Regulatory assets	43.5	39.2
Other	30.0	43.1
Total current assets	409.4	371.8
Property, plant and equipment, net	7,480.7	6,781.5
Other assets:
Regulatory assets	1,355.8	1,239.8
Deferred charges and other	31.6	18.3
Total other assets	1,387.4	1,258.1
Total assets	$9,277.5	$8,411.4

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$200.0	$—
Commercial paper	—	50.4
Accounts payable	207.0	304.9
Regulatory liabilities	115.9	90.0
Accrued taxes	63.3	45.8
Accrued interest	36.6	31.2
Other	207.7	84.8
Total current liabilities	830.5	607.1
Long-term debt, net (excluding current portion)	2,947.3	2,552.3
Other liabilities:
Deferred tax liabilities	1,008.0	957.3
Regulatory liabilities	598.8	664.9
Pension and other benefit obligations	167.7	178.4
Other	253.4	220.7
Total other liabilities	2,027.9	2,021.3
Commitments and contingencies (Note 17)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,347.8	2,222.8
Retained earnings	890.6	774.5
Total Interstate Power and Light Company common equity	3,271.8	3,030.7
Cumulative preferred stock	200.0	200.0
Total equity	3,471.8	3,230.7
Total liabilities and equity	$9,277.5	$8,411.4

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from (used for) operating activities:
Net income	$294.3	$274.2	$227.0
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	326.7	283.5	245.0
Deferred tax expense and tax credits	15.3	2.2	55.8
Equity component of allowance for funds used during construction	(35.2)	(28.6)	(21.1)
Other	1.0	3.6	1.5
Other changes in assets and liabilities:
Accounts receivable	(466.6)	(494.0)	(478.7)
Regulatory assets	(11.5)	(20.2)	(126.2)
Accounts payable	(20.5)	(24.9)	24.0
Regulatory liabilities	2.0	0.6	(71.2)
Deferred income taxes	35.2	43.8	103.7
Other	32.2	(45.2)	18.4
Net cash flows from (used for) operating activities	172.9	(5.0)	(21.8)
Cash flows used for investing activities:
Construction and acquisition expenditures	(1,019.6)	(990.7)	(676.0)
Cash receipts on sold receivables	413.2	605.3	461.8
Other	(60.6)	(44.0)	(27.7)
Net cash flows used for investing activities	(667.0)	(429.4)	(241.9)
Cash flows from financing activities:
Common stock dividends	(168.0)	(168.0)	(156.1)
Capital contributions from parent	125.0	425.0	200.0
Proceeds from issuance of long-term debt	600.0	500.0	250.0
Payments to retire long-term debt	—	(350.0)	—
Net change in commercial paper	(50.4)	50.4	—
Other	(15.6)	(17.8)	(27.2)
Net cash flows from financing activities	491.0	439.6	266.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(3.1)	5.2	3.0
Cash, cash equivalents and restricted cash at beginning of period	12.4	7.2	4.2
Cash, cash equivalents and restricted cash at end of period	$9.3	$12.4	$7.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($121.6)	($120.3)	($111.8)
Income taxes, net	$6.9	($23.8)	$8.6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$111.6	$186.6	$76.4
Beneficial interest obtained in exchange for securitized accounts receivable	$187.7	$119.4	$222.1

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
	(in millions)
2017:
Beginning balance	$33.4	$1,597.8	$617.8	$200.0	$2,449.0
Net income available for common stock			216.8		216.8
Common stock dividends			(156.1)		(156.1)
Capital contribution from parent		200.0			200.0
Ending balance	33.4	1,797.8	678.5	200.0	2,709.7
2018:
Net income available for common stock			264.0		264.0
Common stock dividends			(168.0)		(168.0)
Capital contribution from parent		425.0			425.0
Ending balance	33.4	2,222.8	774.5	200.0	3,230.7
2019:
Net income available for common stock			284.1		284.1
Common stock dividends			(168.0)		(168.0)
Capital contribution from parent		125.0			125.0
Ending balance	$33.4	$2,347.8	$890.6	$200.0	$3,471.8

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Electric utility	$1,282.4	$1,269.2	$1,295.8
Gas utility	191.0	180.4	174.9
Other	2.3	3.0	2.1
Total revenues	1,475.7	1,452.6	1,472.8
Operating expenses:
Electric production fuel and purchased power	342.2	386.0	374.5
Electric transmission service	141.2	142.8	170.5
Cost of gas sold	101.8	102.7	95.8
Other operation and maintenance	260.9	241.6	238.5
Depreciation and amortization	235.6	219.4	212.9
Taxes other than income taxes	46.8	47.2	46.9
Total operating expenses	1,128.5	1,139.7	1,139.1
Operating income	347.2	312.9	333.7
Other (income) and deductions:
Interest expense	102.2	97.8	93.8
Allowance for funds used during construction	(43.3)	(33.4)	(18.3)
Other	6.0	4.2	9.7
Total other (income) and deductions	64.9	68.6	85.2
Income before income taxes	282.3	244.3	248.5
Income taxes	49.3	36.2	61.9
Net income	$233.0	$208.1	$186.6

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.4	$8.7
Accounts receivable, less allowance for doubtful accounts	190.9	190.1
Production fuel, at weighted average cost	30.6	16.6
Gas stored underground, at weighted average cost	27.4	22.9
Materials and supplies, at weighted average cost	43.1	42.9
Regulatory assets	42.9	40.6
Prepaid gross receipts tax	41.7	42.2
Other	61.7	20.6
Total current assets	442.7	384.6
Property, plant and equipment, net	5,638.3	5,287.3
Other assets:
Regulatory assets	402.5	417.7
Deferred charges and other	23.0	62.9
Total other assets	425.5	480.6
Total assets	$6,506.5	$6,152.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$150.0	$250.0
Commercial paper	168.2	105.5
Accounts payable	159.9	180.9
Accounts payable to associated companies	41.8	31.8
Regulatory liabilities	96.1	52.7
Other	74.3	73.7
Total current liabilities	690.3	694.6
Long-term debt, net (excluding current portion)	1,782.7	1,584.9
Other liabilities:
Deferred tax liabilities	626.2	582.0
Regulatory liabilities	612.8	685.6
Finance lease obligations - Sheboygan Falls Energy Facility	51.4	60.0
Pension and other benefit obligations	210.8	217.7
Other	168.7	178.2
Total other liabilities	1,669.9	1,723.5
Commitments and contingencies (Note 17)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,434.0	1,309.0
Retained earnings	863.4	774.3
Total Wisconsin Power and Light Company common equity	2,363.6	2,149.5
Total liabilities and equity	$6,506.5	$6,152.5

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$233.0	$208.1	$186.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	235.6	219.4	212.9
Deferred tax expense and tax credits	23.6	49.8	53.9
Other	(11.5)	(17.5)	4.4
Other changes in assets and liabilities:
Regulatory liabilities	(42.3)	0.7	(12.6)
Other	(15.2)	(3.5)	20.5
Net cash flows from operating activities	423.2	457.0	465.7
Cash flows used for investing activities:
Construction and acquisition expenditures	(518.8)	(577.6)	(637.4)
Other	(38.4)	(29.9)	(29.9)
Net cash flows used for investing activities	(557.2)	(607.5)	(667.3)
Cash flows from financing activities:
Common stock dividends	(143.9)	(140.1)	(125.9)
Capital contribution from parent	125.0	200.0	90.0
Proceeds from issuance of long-term debt	350.0	—	300.0
Payments to retire long-term debt	(250.0)	—	—
Net change in commercial paper	62.7	80.5	(27.3)
Other	(14.6)	(4.9)	(17.9)
Net cash flows from financing activities	129.2	135.5	218.9
Net increase (decrease) in cash, cash equivalents and restricted cash	(4.8)	(15.0)	17.3
Cash, cash equivalents and restricted cash at beginning of period	9.2	24.2	6.9
Cash, cash equivalents and restricted cash at end of period	$4.4	$9.2	$24.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($102.5)	($98.1)	($91.7)
Income taxes, net	($28.9)	$14.0	($8.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$81.5	$102.5	$114.5

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2017:
Beginning balance	$66.2	$1,019.0	$645.6	$1,730.8
Net income			186.6	186.6
Common stock dividends			(125.9)	(125.9)
Capital contribution from parent		90.0		90.0
Ending balance	66.2	1,109.0	706.3	1,881.5
2018:
Net income			208.1	208.1
Common stock dividends			(140.1)	(140.1)
Capital contribution from parent		200.0		200.0
Ending balance	66.2	1,309.0	774.3	2,149.5
2019:
Net income			233.0	233.0
Common stock dividends			(143.9)	(143.9)
Capital contribution from parent		125.0		125.0
Ending balance	$66.2	$1,434.0	$863.4	$2,363.6

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

WPL’s financial statements include the accounts of WPL and its consolidated subsidiary. WPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin.

AEF is comprised of Transportation, ATI, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; customized supply chain solution capabilities; freight and logistics brokering services; and other transfer and storage services. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly-owned utility EGUs. Unconsolidated investments that Alliant Energy and WPL do not control are accounted for under the equity method of accounting. Under the equity method of accounting, Alliant Energy and WPL initially record the investment at cost, and adjust the carrying amount of the investment to recognize their respective share of the earnings or losses of the investee. Dividends received from an investee reduce the carrying amount of the equity investment. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

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

Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Discontinued operations reported in Alliant Energy’s income statements are related to various warranty claims associated with the sale of RMT, Inc. in 2013, which has resulted in income subsequent to the sale. Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its cash flows statements.

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

Investment tax credits are deferred and amortized to income over the average lives of the related property. Federal Tax Reform repealed corporate federal alternative minimum tax and allows unutilized alternative minimum tax credits to be refunded over four tax years beginning with the U.S. federal tax return for calendar year 2018. Other tax credits reduce income tax expense in the year claimed.

Alliant Energy files a consolidated federal income tax return and a combined return in Wisconsin, which include Alliant Energy and its subsidiaries. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2019, 2018 and 2017.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2019 and 2018, restricted cash primarily related to requirements in Sheboygan Power, LLC’s debt agreement.

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

	IPL			WPL
	2019	2018	2017	2019	2018	2017
Electric - generation	3.8%	3.6%	3.5%	3.6%	3.6%	3.5%
Electric - distribution	2.9%	2.8%	2.4%	2.6%	2.6%	2.6%
Electric - other	5.3%	4.7%	4.5%	5.8%	5.7%	6.9%
Gas	3.3%	3.2%	3.4%	2.5%	2.5%	2.5%
Other	5.9%	5.2%	4.0%	5.6%	5.8%	6.0%

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

	2019	2018	2017
IPL (Marshalltown CWIP)	N/A	N/A	7.8%
IPL (Wind generation CWIP)	7.4%	7.5%	7.6%
IPL (other CWIP)	7.5%	7.5%	7.6%
WPL (retail jurisdiction)	6.8%	7.7%	7.6%
WPL (wholesale jurisdiction)	6.9%	7.2%	6.0%

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2019, the related amounts accrued for IPL and WPL were not material.

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

Purchased Electric Capacity - PPAs help meet the electricity demand of IPL’s and WPL’s customers. Certain PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Electric production fuel and purchased power” in the income statements. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

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

Renewable Energy Rider - Effective with the implementation of final rates covering the 2020 forward-looking Test Period, IPL will recover a return of, as well as earn a return on, its 1,000 MW of new wind generation placed in service in 2019 and 2020 from its retail electric customers through a renewable energy rider. Other applicable costs and tax benefits associated with the new wind generation, excluding operation and maintenance expenses, will also be included in the rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs and tax benefits. Changes in the under-/over-collection of these costs will be recognized in “Electric utility revenue” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs for IPL will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers.

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

NOTE 1(n) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease, if known, is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and interest expenses. Finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 1(o) New Accounting Standards -
Credit Losses - In June 2016, the FASB issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables and certain other assets. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 using a modified retrospective method of adoption, which requires cumulative effect adjustments to retained earnings on January 1, 2020. IPL and WPL did not record a cumulative effect adjustment to retained earnings and do not expect a material change to their financial condition or results of operations as a result of adopting this standard. Alliant Energy’s non-regulated entities continue to evaluate the final adoption impact for credit loss exposures related to their existing guarantees (described in Note 17(d)); however, Alliant Energy does not expect a material change in its financial condition or results of operations as a result of adopting this standard.

Cloud Computing Arrangements - In August 2018, the FASB issued an accounting standard that clarifies capitalization and presentation requirements of implementation costs incurred in cloud computing arrangements. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 and do not expect a material change to their financial condition or results of operations as a result of adopting this standard.

Leases - In February 2016, the FASB issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet. The accounting for capital leases, referred to as finance leases, remains unchanged with the adoption of this standard. Alliant Energy, IPL and WPL adopted this standard on January 1, 2019 using an optional transition approach and there was no cumulative effect adjustment to the balance sheets as of January 1, 2019. Prior period amounts have not been restated to reflect the adoption of this standard and continue to be reported under the accounting standards in effect for those periods. Upon transition to the new standard, Alliant Energy, IPL and WPL elected the land easement transition practical expedient, which does not require existing land easements that were not previously accounted for as leases under the original accounting standards to be reassessed under the new standard. In addition, Alliant Energy, IPL and WPL evaluated land easements that were previously accounted for as leases and determined that the majority of these land easements relate to joint-use land sites, which under the new standard, do not meet the criteria for leases. Therefore, these land easement arrangements are no longer reflected as operating leases effective January 1, 2019. Refer to Note 10 for further discussion of leases.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2019 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Tax-related	$817.6	$820.6	$776.8	$783.1	$40.8	$37.5
Pension and OPEB costs	524.0	542.3	262.5	274.0	261.5	268.3
Assets retired early	134.0	111.6	87.9	55.4	46.1	56.2
AROs	111.8	110.8	76.2	76.3	35.6	34.5
IPL’s DAEC PPA amendment	108.2	—	108.2	—	—	—
Derivatives	39.5	28.0	18.3	15.1	21.2	12.9
Emission allowances	21.1	23.6	21.1	23.6	—	—
Other	88.5	100.4	48.3	51.5	40.2	48.9
	$1,844.7	$1,737.3	$1,399.3	$1,279.0	$445.4	$458.3

At December 31, 2019, IPL and WPL had $78 million and $6 million, respectively, of regulatory assets that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of certain assets retired early, emission allowances, debt redemption costs and costs for clean air compliance projects. WPL’s regulatory assets that were not earning a return consisted primarily of environmental-related costs and costs for future expansion projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current income tax expense during the latter part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates.

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

Assets retired early - IPL and WPL have retired various natural gas- and coal-fired EGUs, and IPL has retired certain analog electric meters. As a result, the remaining net book value of these assets was reclassified from property, plant and equipment to a regulatory asset on their respective balance sheets. Details regarding the recovery of the remaining net book value of these assets from IPL’s and WPL’s customers are as follows:

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2019	Recovery	Regulatory Approval
IPL	Sutherland Units 1 and 3	2017	$28.5	Return of and return on remaining net book value over 10 years (return on effective with new rates expected to be implemented by the end of the first quarter of 2020)	IUB and FERC
IPL	M.L. Kapp Unit 2	2018	23.6	Return of and return on remaining net book value over 10 years	IUB and FERC
IPL	Analog electric meters	2019	35.8	Return of remaining net book value over 10 years (effective with new rates expected to be implemented by the end of the first quarter of 2020)	IUB
WPL	Nelson Dewey Units 1 and 2 and Edgewater Unit 3	2015	20.2	Return of and return on remaining net book value over 10 years	PSCW and FERC
WPL	Edgewater Unit 4	2018	25.9	Return of and return on remaining net book value over 10 years	PSCW and FERC

AROs - Alliant Energy, IPL and WPL believe it is probable that certain differences between expenses accrued for legal AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets.

IPL’s DAEC PPA Amendment - In January 2019, IPL incurred an obligation to make a September 2020 buyout payment of $110 million in exchange for shortening the term of IPL’s DAEC nuclear generation PPA by 5 years. The IUB approved recovery of the buyout payment with IPL’s 2020 Test Period retail electric rate review, which will be recovered from IPL’s retail customers over a 5-year period following the payment. The offsetting obligation has been discounted and is recorded in “Other current liabilities” on Alliant Energy’s and IPL’s balance sheets.

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

Emission allowances - IPL entered into forward contracts in 2007 to purchase sulfur dioxide emission allowances with vintage years of 2014 through 2017 from various counterparties to meet expected future emission reduction standards. Alliant Energy and IPL have recorded a regulatory asset for amounts paid under the forward contracts and are authorized to recover these amounts from its retail customers over a 10-year period.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Tax-related	$835.6	$890.6	$350.9	$390.1	$484.7	$500.5
Cost of removal obligations	387.7	401.2	257.0	273.3	130.7	127.9
Electric transmission cost recovery	88.6	104.0	51.3	47.7	37.3	56.3
Commodity cost recovery	24.2	16.8	8.8	11.9	15.4	4.9
WPL’s earnings sharing mechanism	21.9	25.4	—	—	21.9	25.4
Derivatives	19.9	18.5	17.4	10.2	2.5	8.3
Other	45.7	36.7	29.3	21.7	16.4	15.0
	$1,423.6	$1,493.2	$714.7	$754.9	$708.9	$738.3

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to adjust revenue requirement calculations.

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. The majority of these benefits related to accelerated depreciation are subject to tax normalization rules. These rules limit the rate at which these tax benefits are allowed to be passed on to customers.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the amounts collected in rates for these future removal costs and reduce the regulatory liability for amounts spent on removal activities.

Electric transmission cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s electric transmission cost recovery mechanisms. Beginning in March 2018, amounts billed by transmission providers decreased due to the impacts from Federal Tax Reform. During 2018, Alliant Energy, IPL and WPL recorded the benefits associated with lower transmission expense as regulatory liabilities. In May 2018, IPL began providing these benefits back to its retail electric customers utilizing the transmission cost rider. WPL is currently reflecting these benefits for its retail electric customers in 2019 and 2020 through transmission expense amortizations as authorized in its retail electric rate review (2019/2020 Test Period).

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms.

WPL’s earnings sharing mechanism - Pursuant to PSCW orders, WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels during the related test periods. The timing of the refund to customers for the majority of these regulatory liabilities will be determined in a future WPL regulatory proceeding.

Utility Rate Reviews -
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019. In October 2019, IPL reached a settlement agreement with certain intervenor groups for an annual retail electric base rate increase of $127 million. The agreement includes both the recovery of and a return on IPL’s early retired EGUs, and the recovery of IPL’s retired analog electric meters. In addition, as discussed in Note 1(g), the net impact of certain costs and benefits resulting from IPL’s 1,000 MW expansion of wind generation in 2019 and 2020 will be recovered from its retail electric customers through a new renewable energy rider. The settlement agreement also includes IPL providing retail electric billing credits over a 12-month period beginning with final rates, including $27 million of excess deferred tax benefits and $8 million from a partial refund of interim rates implemented in 2019. In January 2020, the IUB issued an order approving the settlement with final rates, which are expected to be effective by the end of the first quarter of 2020.

IPL’s Retail Gas Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers based on a 2020 forward-looking Test Period. In October 2019, IPL reached a settlement agreement with intervenor groups for an annual retail gas base rate increase of $12 million. In December 2019, the IUB issued an order approving the settlement with final rates, which were effective January 10, 2020.

IPL’s Retail Electric Rate Review (2016 Test Year) - In April 2017, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2016 historical Test Year. An interim retail electric base rate increase of $102 million, on an annual basis, was implemented effective April 13, 2017. In September 2017, IPL reached a partial, non-unanimous settlement agreement with intervenor groups for an annual retail electric base rate increase of $130 million. In February 2018, the IUB issued an order approving the settlement with final rates effective May 1, 2018.

WPL’s Retail Electric and Gas Rate Review (2019/2020 Test Period) - In December 2018, the PSCW issued an order approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervenor groups. Under the settlement, WPL retail electric and gas base rates will not change from current levels through the end of 2020.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Utility:
Electric plant:
Generation in service	$7,625.3	$6,800.6	$4,432.4	$3,610.4	$3,192.9	$3,190.2
Distribution in service	5,783.3	5,452.2	3,190.0	3,023.7	2,593.3	2,428.5
Other in service	456.0	410.8	298.6	260.4	157.4	150.4
Total electric plant	13,864.6	12,663.6	7,921.0	6,894.5	5,943.6	5,769.1
Gas plant in service	1,462.7	1,387.6	801.5	763.1	661.2	624.5
Other plant in service	519.7	513.2	344.7	322.4	175.0	190.8
Accumulated depreciation	(4,601.4)	(4,314.6)	(2,498.3)	(2,294.7)	(2,103.1)	(2,019.9)
Net plant	11,245.6	10,249.8	6,568.9	5,685.3	4,676.7	4,564.5
Leased Sheboygan Falls Energy Facility, net (a)	—	—	—	—	32.3	38.1
Construction work in progress	1,835.0	1,774.8	906.8	1,091.2	928.2	683.6
Other, net	6.1	6.1	5.0	5.0	1.1	1.1
Total utility	13,086.7	12,030.7	7,480.7	6,781.5	5,638.3	5,287.3
Non-utility and other:
Non-utility Generation, net (b)	82.9	86.9	—	—	—	—
Corporate Services and other, net (c)	357.5	344.8	—	—	—	—
Total non-utility and other	440.4	431.7	—	—	—	—
Total property, plant and equipment	$13,527.1	$12,462.4	$7,480.7	$6,781.5	$5,638.3	$5,287.3

(a)
Less accumulated amortization of $88.7 million and $82.8 million for WPL as of December 31, 2019 and 2018, respectively. The Sheboygan Falls Energy Facility is eliminated from WPL upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.

(b)	Less accumulated depreciation of $58.5 million and $54.5 million for Alliant Energy as of December 31, 2019 and 2018, respectively.

(c)	Less accumulated depreciation of $172.4 million and $167.5 million for Alliant Energy as of December 31, 2019 and 2018, respectively.

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

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Equity	$65.5	$51.4	$33.6	$35.2	$28.6	$21.1	$30.3	$22.8	$12.5
Debt	27.2	24.2	16.1	14.2	13.6	10.3	13.0	10.6	5.8
	$92.7	$75.6	$49.7	$49.4	$42.2	$31.4	$43.3	$33.4	$18.3

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Other property, plant and equipment include Transportation assets (a short-line railway in Iowa and a barge terminal on the Mississippi River). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

Transportation Acquisitions - In the first quarter of 2019, Alliant Energy, through its wholly-owned non-utility subsidiaries, completed acquisitions of freight management companies located in Cedar Rapids, Iowa and Stoughton, Wisconsin. These acquisitions were purchased for $21 million, including contingent consideration of $8 million, which was paid in January 2020. The purchase price was largely allocated to intangibles and the remainder was allocated to working capital and property.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2019 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$571.5	$180.8	$18.8
George Neal Unit 4	25.7%	191.8	93.5	0.8
George Neal Unit 3	28.0%	163.7	63.2	0.9
Louisa Unit 1	4.0%	39.9	24.9	0.2
		966.9	362.4	20.7
WPL
Columbia Units 1-2	53.3%	777.0	264.7	5.5
FWEC	42.6%	120.2	43.6	—
West Riverside	91.8%	—	—	647.5
		897.2	308.3	653.0
Alliant Energy		$1,864.1	$670.7	$673.7

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Customer	$91.6	$91.0	$—	$—	$83.5	$84.8
Unbilled utility revenues	82.1	74.2	—	—	82.1	74.2
Deferred proceeds	187.7	119.4	187.7	119.4	—	—
Other	48.0	76.3	16.3	37.2	31.4	38.5
Allowance for doubtful accounts	(7.3)	(10.5)	(1.2)	(3.1)	(6.1)	(7.4)
	$402.1	$350.4	$202.8	$153.5	$190.9	$190.1
NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which it sells its receivables expires in March 2021. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 16 for discussion of the fair value of deferred proceeds.

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. The limit on cash proceeds fluctuates between $90 million and $110 million. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. As of December 31, 2019, IPL had $83 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2019	2018	2017	2019	2018	2017
Outstanding aggregate cash proceeds	$108.0	$116.0	$112.0	$35.9	$53.4	$62.2

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2019	2018
Customer accounts receivable	$124.7	$140.1
Unbilled utility revenues	95.5	97.1
Other receivables	0.9	0.1
Receivables sold to third party	221.1	237.3
Less: cash proceeds	27.0	108.0
Deferred proceeds	194.1	129.3
Less: allowance for doubtful accounts	6.4	9.9
Fair value of deferred proceeds	$187.7	$119.4
Outstanding receivables past due	$26.0	$35.5

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2019	2018	2017
Collections	$2,192.8	$2,076.7	$1,647.1
Write-offs, net of recoveries	19.2	21.3	17.7

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2019	2019	2018	2019	2018	2017
ATC Holdings	16%, 20%	$320.1	$293.6	($45.3)	($38.1)	($42.4)
Non-utility wind farm in Oklahoma	50%	105.3	105.1	(5.2)	(15.6)	(1.8)
Other	Various	32.9	22.6	(2.5)	(0.9)	(0.6)
		$458.3	$421.3	($53.0)	($54.6)	($44.8)

ATC Holdings - As of December 31, 2019, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America.

Non-utility Wind Farm in Oklahoma - The non-utility wind farm located in Oklahoma provides electricity to a third-party under a long-term PPA, and has both cash and tax equity ownership. The equity income recognized in 2018 was primarily related to the impacts of Federal Tax Reform. The liquidation method utilized to recognize Alliant Energy’s share of the wind farm’s earnings includes utilizing the federal income tax rate in effect as of the end of the measurement period. The lower federal income tax rate effective as of January 1, 2018 resulted in an acceleration of earnings attributable to Alliant Energy’s interest in the Oklahoma wind farm. This increase in earnings is expected to reverse over time. Alliant Energy does not maintain or operate the wind farm, and provided a parent guarantee of its subsidiary’s indemnification obligations under the operating agreement and PPA. Refer to Note 17(d) for discussion of the guarantee.

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2019	2018	2017
Shares outstanding, January 1	236,063,279	231,348,646	227,673,654
Equity forward agreements	8,358,973	—	—
At-the-market offering programs	—	4,171,013	3,074,931
Shareowner Direct Plan	501,808	576,965	640,723
Equity-based compensation plans	101,478	5,078	5,185
Other	(2,738)	(38,423)	(45,847)
Shares outstanding, December 31	245,022,800	236,063,279	231,348,646

At December 31, 2019, Alliant Energy had a total of 12.1 million shares available for issuance in the aggregate, pursuant to its Amended and Restated OIP, Shareowner Direct Plan and 401(k) Savings Plan.

Equity Forward Agreements - In December 2018, Alliant Energy entered into forward sale agreements with various counterparties in connection with a public offering of 8,358,973 shares of Alliant Energy common stock. In 2019, Alliant Energy settled $366 million under the forward sale agreements by delivering 8,358,973 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $43.75 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

In November 2019, Alliant Energy entered into forward sale agreements with a counterparty in connection with a public offering of 4,275,127 shares of Alliant Energy common stock. In the forward sale transaction, the counterparty, or its affiliates, borrowed an aggregate of 4,275,127 shares of Alliant Energy common stock from third parties and sold such shares to the related underwriter. Alliant Energy has not yet received any proceeds from this offering and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy expects to settle the forward sale agreements prior to December 31, 2020 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. The initial forward sale price of $52.235 per share, is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreement.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. As of December 31, 2019, 67,689 incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements.

At-the-Market Offering Programs - In 2018 and 2017, Alliant Energy filed prospectus supplements under which it could sell up to $175 million and $125 million of its common stock, respectively, through at-the-market offering programs. In 2018, Alliant Energy issued 4,171,013 shares of common stock through this program and received cash proceeds of $173 million, net of $2 million in commissions and fees. In 2017, Alliant Energy issued 3,074,931 shares of common stock through this program and received cash proceeds of $124 million, net of $1 million in commissions and fees. The 2017 and 2018 at-the-market offering programs have expired.

Shareowner Direct Plan - Alliant Energy satisfies its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

Comprehensive Income (Loss) - In 2019, 2018 and 2017, Alliant Energy’s other comprehensive income (loss) was ($0.4) million, $2.2 million and ($0.1) million, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2019, 2018 and 2017, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income, and IPL’s comprehensive income available for common stock was equal to its net income available for common stock, for such periods.

NOTE 8. PREFERRED STOCK
IPL is authorized to issue up to 16,000,000 shares of cumulative preferred stock in aggregate. Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Series	Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	2019	2018
				(in millions)
5.1%	$25	8,000,000	8,000,000	$200.0	$200.0

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

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2019, the short-term borrowing capacity under a single credit facility agreement, which expires in August 2023, totaled $1 billion ($450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facility was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2019	2018	2019	2018	2019	2018
Commercial paper outstanding	$337.4	$441.2	$—	$50.4	$168.2	$105.5
Commercial paper weighted average interest rates	1.9%	2.8%	N/A	2.8%	1.8%	2.5%
Available credit facility capacity	$662.6	$558.8	$250.0	$199.6	$131.8	$244.5

	Alliant Energy		IPL		WPL
For the year ended	2019	2018	2019	2018	2019	2018
Maximum amount outstanding (based on daily outstanding balances)	$600.6	$446.5	$50.4	$50.4	$195.1	$126.0
Average amount outstanding (based on daily outstanding balances)	$453.5	$221.4	$0.1	$1.5	$92.6	$36.6
Weighted average interest rates	2.5%	2.2%	2.8%	2.3%	2.4%	2.1%

Financial Covenants - The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2019 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	55%	48%	48%

The debt component of the capital ratios includes, when applicable, long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), finance lease obligations, certain letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2019			2018
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.65%, due 2020	$200.0	$200.0	$—	$200.0	$200.0	$—
3.25%, due 2024	500.0	500.0	—	500.0	500.0	—
3.4%, due 2025	250.0	250.0	—	250.0	250.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
4.1%, due 2028	500.0	500.0	—	500.0	500.0	—
3.6%, due 2029 (b)	300.0	300.0	—	—	—	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043	250.0	250.0	—	250.0	250.0	—
3.7%, due 2046	300.0	300.0	—	300.0	300.0	—
3.5%, due 2049 (b)	300.0	300.0	—	—	—	—
	3,175.0	3,175.0	—	2,575.0	2,575.0	—
Debentures (a):
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
3.05%, due 2027	300.0	—	300.0	300.0	—	300.0
3%, due 2029 (c)	350.0	—	350.0	—	—	—
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
4.1%, due 2044	250.0	—	250.0	250.0	—	250.0
5% (Retired in 2019)	—	—	—	250.0	—	250.0
	1,950.0	—	1,950.0	1,850.0	—	1,850.0
Other:
AEF term loan credit agreement through April 2020, 2% at December 31, 2019 (with Alliant Energy as guarantor)	300.0	—	—	300.0	—	—
Corporate Services 3.45% senior notes, due 2022 (a)	75.0	—	—	75.0	—	—
AEF 3.75% senior notes, due 2023 (with Alliant Energy as guarantor) (a)	400.0	—	—	400.0	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300.0	—	—	300.0	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2020 to 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	38.2	—	—	44.3	—	—
Other, 1% at December 31, 2019, due 2020 to 2025	2.1	—	—	2.4	—	—
	1,115.3	—	—	1,121.7	—	—
Subtotal	6,240.3	3,175.0	1,950.0	5,546.7	2,575.0	1,850.0
Current maturities	(657.2)	(200.0)	(150.0)	(256.5)	—	(250.0)
Unamortized debt issuance costs	(36.9)	(21.0)	(11.3)	(32.1)	(17.2)	(9.6)
Unamortized debt (discount) and premium, net	(13.2)	(6.7)	(6.0)	(11.8)	(5.5)	(5.5)
Long-term debt, net (d)	$5,533.0	$2,947.3	$1,782.7	$5,246.3	$2,552.3	$1,584.9

(a)
Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.

(b)
In April 2019, IPL issued $300 million of 3.6% senior debentures due 2029. In September 2019, IPL issued $300 million of 3.5% senior debentures due 2049. The senior debentures were issued as green bonds, and all of the net proceeds were allocated for the construction and development of IPL’s wind projects.

(c)
In June 2019, WPL issued $350 million of 3% debentures due 2029. The net proceeds from the issuance were used by WPL to reduce its outstanding commercial paper and retire its $250 million 5% debentures that matured in July 2019.

(d)	There were no significant sinking fund requirements related to the outstanding long-term debt.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2019, long-term debt maturities for 2020 through 2024 were as follows (in millions):

	2020	2021	2022	2023	2024
IPL	$200	$—	$—	$—	$500
WPL	150	—	250	—	—
Corporate Services	—	—	75	—	—
AEF	307	8	8	408	9
Alliant Energy	$657	$8	$333	$408	$509

Fair Value of Long-term Debt - Refer to Note 16 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2019
	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$16	$10	$6
Other current liabilities	$2	$1	$1
Other liabilities	14	9	5
Total operating lease liabilities	$16	$10	$6
Weighted average remaining lease term	11 years	12 years	10 years
Weighted average discount rate	4%	4%	4%

	2019
	Alliant Energy	IPL	WPL
Operating lease cost	$2	$1	$1

Finance Lease - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business through 2025, the initial lease term. WPL is responsible for the operation of the EGU and has exclusive rights to its output. This finance lease contains two lease renewal periods, which are not included in the finance lease obligation, as well as an option to purchase the facility at the end of the initial lease term. WPL’s finance lease details are as follows (dollars in millions):

December 31, 2019
Property, plant and equipment, net	$32
Other current liabilities	$9
Finance lease obligations - Sheboygan Falls Energy Facility	51
Total finance lease liabilities	$60
Remaining lease term	5 years
Discount rate	11%

2019
Depreciation expense	$6
Interest expense	7
Total finance lease expense	$13

Expected Maturities - As of December 31, 2019, expected maturities of lease liabilities were as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$2	$2	$2	$2	$2	$10	$20	$4	$16
IPL	1	1	1	1	1	7	12	2	10
WPL	1	1	1	1	1	3	8	2	6
WPL’s Finance Lease:
Sheboygan Falls Energy Facility	15	15	15	15	15	5	80	20	60

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

Revenues from Alliant Energy’s non-utility business customers are primarily from its Transportation business, which includes a short-line railway that provides freight service; a barge terminal and hauling services on the Mississippi River; customized supply chain solution capabilities; freight and logistics brokering services; and other transfer and storage services.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Electric Utility:
Retail - residential	$1,092.4	$1,063.4	$1,006.2	$601.5	$590.6	$535.6	$490.9	$472.8	$470.6
Retail - commercial	769.7	735.6	710.3	510.3	486.8	452.7	259.4	248.8	257.6
Retail - industrial	889.1	888.8	853.1	503.9	500.8	459.7	385.2	388.0	393.4
Wholesale	176.4	188.4	238.4	63.5	71.2	95.5	112.9	117.2	142.9
Bulk power and other	136.0	124.1	86.7	102.0	81.7	55.4	34.0	42.4	31.3
Total Electric Utility	3,063.6	3,000.3	2,894.7	1,781.2	1,731.1	1,598.9	1,282.4	1,269.2	1,295.8
Gas Utility:
Retail - residential	259.4	254.4	224.7	149.3	152.3	123.2	110.1	102.1	101.5
Retail - commercial	133.0	133.0	123.2	74.9	75.9	67.9	58.1	57.1	55.3
Retail - industrial	16.0	14.9	16.7	11.7	10.2	11.1	4.3	4.7	5.6
Transportation/other	46.8	44.3	36.3	28.3	27.8	23.8	18.5	16.5	12.5
Total Gas Utility	455.2	446.6	400.9	264.2	266.2	226.0	191.0	180.4	174.9
Other Utility:
Steam	37.2	35.2	34.6	37.2	35.2	34.6	—	—	—
Other utility	9.3	12.8	12.9	7.0	9.8	10.8	2.3	3.0	2.1
Total Other Utility	46.5	48.0	47.5	44.2	45.0	45.4	2.3	3.0	2.1
Non-Utility and Other:
Transportation and other	82.4	39.6	39.1	—	—	—	—	—	—
Total Non-Utility and Other	82.4	39.6	39.1	—	—	—	—	—	—
Total revenues	$3,647.7	$3,534.5	$3,382.2	$2,089.6	$2,042.3	$1,870.3	$1,475.7	$1,452.6	$1,472.8

NOTE 12. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Current tax expense (benefit):
Federal	($6.6)	($1.0)	($41.0)	($11.0)	$14.9	($27.9)	$12.0	($9.2)	$5.5
State	24.2	(5.1)	8.5	24.3	(7.1)	1.6	13.7	(4.4)	2.5
IPL’s tax benefit riders	(4.5)	(13.2)	(40.4)	(4.5)	(13.2)	(40.4)	—	—	—
Deferred tax expense (benefit):
Federal	69.7	67.9	159.5	26.4	9.5	72.5	30.7	43.8	55.0
State	41.4	29.8	12.3	30.9	7.3	(2.2)	6.3	22.1	16.6
Production tax credits	(54.7)	(29.5)	(31.1)	(41.8)	(14.0)	(14.1)	(12.8)	(15.5)	(17.0)
Investment tax credits	(0.8)	(1.2)	(1.1)	(0.2)	(0.6)	(0.4)	(0.6)	(0.6)	(0.7)
	$68.7	$47.7	$66.7	$24.1	($3.2)	($10.9)	$49.3	$36.2	$61.9

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%
State income taxes, net of federal benefits	6.8	7.0	5.5	8.5	7.7	6.5	6.2	6.2	5.1
Production tax credits	(8.6)	(5.2)	(6.1)	(13.1)	(5.2)	(6.7)	(4.5)	(6.4)	(7.1)
Effect of rate-making on property-related differences	(6.1)	(7.6)	(8.5)	(9.8)	(14.0)	(19.1)	(2.7)	(2.3)	(1.7)
Amortization of excess deferred taxes	(1.0)	(0.3)	(0.1)	(0.3)	—	(0.1)	(1.8)	(0.2)	(0.1)
IPL’s tax benefit riders	(0.7)	(2.3)	(7.6)	(1.4)	(4.9)	(18.7)	—	—	—
Adjustment for prior period taxes	0.6	(2.3)	(1.5)	3.1	(4.8)	(3.4)	(0.3)	(0.2)	—
Federal Tax Reform adjustments	—	(1.0)	(3.4)	—	(0.4)	1.7	—	(2.3)	(5.8)
Other items, net	(1.2)	(0.9)	(0.8)	(0.4)	(0.6)	(0.2)	(0.4)	(1.0)	(0.5)
Overall income tax rate	10.8%	8.4%	12.5%	7.6%	(1.2%)	(5.0%)	17.5%	14.8%	24.9%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Deferred tax liabilities:
Property	$2,021.5	$1,975.5	$1,183.5	$1,158.4	$770.0	$735.2
ATC Holdings	110.8	102.4	—	—	—	—
Other	85.1	80.5	76.5	69.4	32.1	34.4
Total deferred tax liabilities	2,217.4	2,158.4	1,260.0	1,227.8	802.1	769.6
Deferred tax assets:
Federal credit carryforwards	355.4	299.1	175.0	133.2	160.3	147.4
Net operating losses carryforwards - federal	60.5	158.6	56.3	114.1	0.5	26.4
Net operating losses carryforwards - state	36.6	47.0	0.6	0.9	0.1	0.5
Other	60.5	59.8	20.6	22.8	15.8	14.1
Subtotal deferred tax assets	513.0	564.5	252.5	271.0	176.7	188.4
Valuation allowances	(9.6)	(9.2)	(0.5)	(0.5)	(0.8)	(0.8)
Total deferred tax assets	503.4	555.3	252.0	270.5	175.9	187.6
Total deferred tax liabilities, net	$1,714.0	$1,603.1	$1,008.0	$957.3	$626.2	$582.0

Carryforwards - At December 31, 2019, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$297	$276	$2
State net operating losses	2020-2039	615	9	2
Federal tax credits	2022-2039	355	175	160

Valuation Allowances - Due to the anticipated future reductions in revenues from utility customers due to Federal Tax Reform, Alliant Energy expects its federal net operating losses carryforwards will not be fully utilized until 2024. Because taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards, Alliant Energy currently does not expect to utilize 2002 and 2003 vintage federal credit carryforwards prior to their expiration in 2022 and 2023, respectively. As a result, Alliant Energy established valuation allowances for the 2002 and 2003 vintage federal credit carryforwards in 2017 that remain as of December 31, 2019.

Uncertain Tax Positions - At December 31, 2019, 2018 and 2017, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2019, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2016	-	2018
Consolidated Iowa income tax returns (b)	2016	-	2018
Wisconsin combined tax returns (c)	2015	-	2018

(a)
The 2016 and 2017 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.

(b)	The statute of limitations for these Iowa tax returns expires three years from each filing date.

(c)	The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

Federal Tax Reform Adjustments - In December 2017, Federal Tax Reform was enacted, which had a material impact on Alliant Energy’s, IPL’s and WPL’s 2017 financial statements since changes in tax laws must be recognized in the period in which the law is enacted. The most significant provision of Federal Tax Reform that impacts Alliant Energy, IPL and WPL was the reduction in the federal corporate tax rate from 35% to 21%. As a result of Federal Tax Reform, at December 31, 2017, Alliant Energy’s, IPL’s and WPL’s regulated utility operations recorded the net impacts from re-measuring deferred tax assets and liabilities as a change in regulatory liabilities or regulatory assets. Alliant Energy’s, IPL’s and WPL’s non-utility operations recorded the net change in deferred tax assets and liabilities to “Income tax expense (benefit)” in their respective income statement or as an increase to “Other liabilities” or decrease in “ATC Holdings” on Alliant Energy’s balance sheet. As a result of Federal Tax Reform, Alliant Energy, IPL and WPL recorded tax expense (benefits) in their 2017 income statements of ($18.1) million, $3.8 million, and ($14.5) million, respectively.

In 2018, additional rules were issued related to Federal Tax Reform, including clarifications of the treatment of bonus depreciation deductions, which impacted the federal income tax return for the calendar year 2017. As a result of these clarifying rules, Alliant Energy, IPL and WPL recorded tax benefits of $5.6 million, $1.1 million and $5.5 million, respectively, in 2018.

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

IPL and WPL account for their participation in Alliant Energy and Corporate Services sponsored plans as multiple-employer plans. For IPL and WPL, amounts below represent the amounts for their plan participants covered under plans they sponsor, as well as amounts directly assigned to them related to certain participants in the Alliant Energy and Corporate Services sponsored plans.

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2019			2018			2017			2019	2018	2017
Discount rate for benefit obligations	3.48%			4.34%			3.66%			3.40%	4.24%	3.53%
Discount rate for net periodic cost	4.34%			3.66%			4.19%			4.24%	3.53%	3.98%
Expected rate of return on plan assets	7.60%			7.60%			7.60%			5.44%	5.44%	5.80%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	5.52%			5.04%			4.64%			N/A	N/A	N/A
Rate of compensation increase	3.65%	-	4.50%	3.65%	-	4.50%	3.65%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2019	2018	2017	2019	2018	2017
Discount rate for benefit obligations	3.51%	4.35%	3.68%	3.39%	4.23%	3.51%
Discount rate for net periodic cost	4.35%	3.68%	4.22%	4.23%	3.51%	3.95%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	5.60%	5.60%	6.20%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2019	2018	2017	2019	2018	2017
Discount rate for benefit obligations	3.50%	4.35%	3.69%	3.39%	4.23%	3.51%
Discount rate for net periodic cost	4.35%	3.69%	4.23%	4.23%	3.51%	3.96%
Expected rate of return on plan assets	7.60%	7.60%	7.60%	3.81%	3.84%	3.50%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A

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

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption utilizes base mortality tables that were released in 2019 by the Society of Actuaries.

Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans are included below (in millions). The service cost component of net periodic benefit costs is included in “Other operation and maintenance” expenses in the income statements and all other components of net periodic benefit costs are included in “Other (income) and deductions” in the income statements.

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2019	2018	2017	2019	2018	2017
Service cost	$9.7	$12.1	$12.5	$3.3	$4.2	$5.0
Interest cost	49.8	46.8	51.0	8.5	7.7	8.6
Expected return on plan assets (a)	(60.1)	(69.7)	(65.5)	(5.0)	(6.0)	(6.1)
Amortization of prior service credit (b)	(0.7)	(0.7)	(0.4)	(0.2)	(0.2)	(0.2)
Amortization of actuarial loss (c)	36.4	35.2	37.6	3.3	3.4	3.8
Settlement losses (d)	—	—	0.9	—	—	—
	$35.1	$23.7	$36.1	$9.9	$9.1	$11.1

IPL	Defined Benefit Pension Plans			OPEB Plans
	2019	2018	2017	2019	2018	2017
Service cost	$6.0	$7.4	$7.3	$1.3	$1.7	$2.1
Interest cost	22.7	21.4	23.5	3.4	3.1	3.5
Expected return on plan assets (a)	(28.1)	(32.6)	(30.8)	(3.6)	(4.4)	(4.3)
Amortization of prior service credit (b)	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of actuarial loss (c)	15.7	14.9	16.1	1.5	1.3	2.0
	$16.1	$10.9	$15.9	$2.6	$1.7	$3.3

WPL	Defined Benefit Pension Plans			OPEB Plans
	2019	2018	2017	2019	2018	2017
Service cost	$3.5	$4.4	$4.9	$1.3	$1.6	$1.9
Interest cost	21.5	20.2	21.8	3.3	3.1	3.4
Expected return on plan assets (a)	(26.2)	(30.4)	(28.5)	(0.6)	(0.6)	(0.8)
Amortization of prior service cost (credit) (b)	(0.2)	(0.1)	0.1	(0.2)	(0.2)	(0.2)
Amortization of actuarial loss (c)	17.6	17.2	18.5	1.6	2.0	1.6
	$16.2	$11.3	$16.8	$5.4	$5.9	$5.9

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.

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

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2019	2018	2019	2018
Change in benefit obligation:
Net benefit obligation at January 1	$1,175.0	$1,303.1	$206.1	$222.3
Service cost	9.7	12.1	3.3	4.2
Interest cost	49.8	46.8	8.5	7.7
Plan participants’ contributions	—	—	3.4	3.1
Actuarial (gain) loss	124.6	(96.2)	13.6	(8.2)
Gross benefits paid	(79.4)	(90.8)	(21.3)	(23.0)
Net benefit obligation at December 31	1,279.7	1,175.0	213.6	206.1
Change in plan assets:
Fair value of plan assets at January 1	808.6	950.7	99.1	111.1
Actual return on plan assets	168.1	(57.8)	14.6	(2.6)
Employer contributions	33.1	6.5	9.1	10.5
Plan participants’ contributions	—	—	3.4	3.1
Gross benefits paid	(79.4)	(90.8)	(21.3)	(23.0)
Fair value of plan assets at December 31	930.4	808.6	104.9	99.1
Under funded status at December 31	($349.3)	($366.4)	($108.7)	($107.0)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2019	2018	2019	2018
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$9.8	$7.5
Current liabilities	(14.3)	(2.3)	(8.1)	(9.6)
Pension and other benefit obligations	(335.0)	(364.1)	(110.4)	(104.9)
Net amounts recognized at December 31	($349.3)	($366.4)	($108.7)	($107.0)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$485.3	$505.2	$45.2	$44.5
Prior service credit	(5.1)	(5.8)	(0.9)	(1.1)
	$480.2	$499.4	$44.3	$43.4

	Defined Benefit Pension Plans		OPEB Plans
IPL	2019	2018	2019	2018
Change in benefit obligation:
Net benefit obligation at January 1	$533.9	$592.9	$82.5	$89.4
Service cost	6.0	7.4	1.3	1.7
Interest cost	22.7	21.4	3.4	3.1
Plan participants’ contributions	—	—	1.3	1.0
Actuarial (gain) loss	55.9	(44.4)	5.7	(4.3)
Gross benefits paid	(37.3)	(43.4)	(8.5)	(8.4)
Net benefit obligation at December 31	581.2	533.9	85.7	82.5
Change in plan assets:
Fair value of plan assets at January 1	377.8	443.7	66.7	72.9
Actual return on plan assets	78.9	(26.8)	10.1	(1.4)
Employer contributions	16.6	4.3	2.3	2.6
Plan participants’ contributions	—	—	1.3	1.0
Gross benefits paid	(37.3)	(43.4)	(8.5)	(8.4)
Fair value of plan assets at December 31	436.0	377.8	71.9	66.7
Under funded status at December 31	($145.2)	($156.1)	($13.8)	($15.8)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2019	2018	2019	2018
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$6.6	$4.7
Current liabilities	(0.5)	(0.6)	(1.8)	(1.9)
Pension and other benefit obligations	(144.7)	(155.5)	(18.6)	(18.6)
Net amounts recognized at December 31	($145.2)	($156.1)	($13.8)	($15.8)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$208.2	$218.8	$16.6	$18.8
Prior service credit	(1.7)	(1.8)	—	—
	$206.5	$217.0	$16.6	$18.8

	Defined Benefit Pension Plans		OPEB Plans
WPL	2019	2018	2019	2018
Change in benefit obligation:
Net benefit obligation at January 1	$506.6	$559.8	$83.2	$90.4
Service cost	3.5	4.4	1.3	1.6
Interest cost	21.5	20.2	3.3	3.1
Plan participants’ contributions	—	—	1.5	1.4
Actuarial (gain) loss	53.8	(40.0)	5.0	(2.5)
Gross benefits paid	(35.3)	(37.8)	(9.0)	(10.8)
Net benefit obligation at December 31	550.1	506.6	85.3	83.2
Change in plan assets:
Fair value of plan assets at January 1	352.2	415.0	16.7	18.7
Actual return on plan assets	73.4	(25.1)	1.7	(0.1)
Employer contributions	15.7	0.1	6.2	7.5
Plan participants’ contributions	—	—	1.5	1.4
Gross benefits paid	(35.3)	(37.8)	(9.0)	(10.8)
Fair value of plan assets at December 31	406.0	352.2	17.1	16.7
Under funded status at December 31	($144.1)	($154.4)	($68.2)	($66.5)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2019	2018	2019	2018
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3.2	$2.8
Current liabilities	(0.1)	(0.1)	(6.0)	(7.4)
Pension and other benefit obligations	(144.0)	(154.3)	(65.4)	(61.9)
Net amounts recognized at December 31	($144.1)	($154.4)	($68.2)	($66.5)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$212.0	$223.0	$22.2	$19.9
Prior service credit	(1.2)	(1.3)	(0.9)	(1.1)
	$210.8	$221.7	$21.3	$18.8

Actuarial losses related to benefit obligations in 2019 for defined benefit pension and OPEB plans were primarily due to decreases in the discount rates and experience losses, partially offset by the impact of the updated base mortality table. Actuarial gains related to benefit obligations in 2018 for defined benefit pension and OPEB plans were primarily due to increases in the discount rates and the impact of the updated mortality table, partially offset by experience losses.

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2019	2018	2019	2018
Accumulated benefit obligations	$1,234.4	$1,139.9	$213.6	$206.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,234.4	1,139.9	213.6	206.1
Fair value of plan assets	930.4	808.6	104.9	99.1
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,279.7	1,175.0	N/A	N/A
Fair value of plan assets	930.4	808.6	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2019	2018	2019	2018
Accumulated benefit obligations	$557.8	$514.3	$85.7	$82.5
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	557.8	514.3	85.7	82.5
Fair value of plan assets	436.0	377.8	71.9	66.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	581.2	533.9	N/A	N/A
Fair value of plan assets	436.0	377.8	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2019	2018	2019	2018
Accumulated benefit obligations	$535.9	$494.8	$85.3	$83.2
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	535.9	494.8	85.3	83.2
Fair value of plan assets	406.0	352.2	17.1	16.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	550.1	506.6	N/A	N/A
Fair value of plan assets	406.0	352.2	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2019	2018	2019	2018
Regulatory assets	$39.4	$38.2	$29.0	$27.7

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2020 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$59.8	$19.4	$21.8
OPEB plans	8.1	1.8	6.0

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2020	2021	2022	2023	2024	2025 - 2029
Defined benefit pension benefits	$86.4	$74.5	$76.6	$77.5	$78.2	$390.2
OPEB	17.7	17.7	17.5	17.1	16.8	76.6
	$104.1	$92.2	$94.1	$94.6	$95.0	$466.8

IPL	2020	2021	2022	2023	2024	2025 - 2029
Defined benefit pension benefits	$35.1	$35.3	$36.6	$37.7	$36.6	$182.5
OPEB	7.2	7.1	7.1	7.0	6.9	30.6
	$42.3	$42.4	$43.7	$44.7	$43.5	$213.1

WPL	2020	2021	2022	2023	2024	2025 - 2029
Defined benefit pension benefits	$32.0	$32.0	$32.1	$32.4	$33.1	$165.2
OPEB	7.3	7.4	7.1	6.8	6.7	30.2
	$39.3	$39.4	$39.2	$39.2	$39.8	$195.4

Investment Strategy for Plan Assets - Investment strategies for defined benefit pension and OPEB plan assets combine preservation of principal and prudent risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. Investment risk of plan assets is mitigated through diversification, including U.S. and international equity, fixed income, global asset and risk parity strategies. Global asset and risk parity strategies may include investments in global equity, global debt, commodities and currencies.

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

At December 31, 2019, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	5%
Equity securities - U.S.	6%	-	56%	25%
Equity securities - international	14%	-	34%	22%
Global asset securities	5%	-	15%	9%
Risk parity securities	5%	-	15%	10%
Fixed income securities	20%	-	40%	29%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment strategy of the Corporate Services 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. At December 31, 2019, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	3%
Equity securities - U.S.	0%	-	46%	25%
Equity securities - international	0%	-	34%	2%
Fixed income securities	20%	-	100%	70%

Fair Value Measurements - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Refer to Note 16 for discussion of levels within the fair value hierarchy. Level 1 items include investments in securities held in registered investment companies, treasury bills and directly held equity securities, which are valued at the closing price reported in the active market in which the securities are traded. Level 2 items include fixed income securities consisting of corporate and government bonds, which are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. These fair value amounts are included below to reconcile the fair value hierarchy to the respective total plan assets.

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$45.7	$3.7	$42.0	$—	$36.4	$3.0	$33.4	$—
Equity securities - U.S.	160.6	160.6	—	—	130.2	130.2	—	—
Equity securities - international	135.9	135.9	—	—	116.0	116.0	—	—
Global asset securities	47.2	47.2	—	—	42.1	42.1	—	—
Fixed income securities	130.7	58.0	72.7	—	127.8	52.5	75.3	—
Total assets in fair value hierarchy	520.1	$405.4	$114.7	$—	452.5	$343.8	$108.7	$—
Assets measured at net asset value	410.1				355.4
Accrued investment income	0.9				1.2
Due to brokers, net (pending trades with brokers)	(0.7)				(0.5)
Total pension plan assets	$930.4				$808.6

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$21.4	$1.7	$19.7	$—	$17.0	$1.4	$15.6	$—
Equity securities - U.S.	75.2	75.2	—	—	60.8	60.8	—	—
Equity securities - international	63.7	63.7	—	—	54.2	54.2	—	—
Global asset securities	22.1	22.1	—	—	19.7	19.7	—	—
Fixed income securities	61.3	27.2	34.1	—	59.7	24.5	35.2	—
Total assets in fair value hierarchy	243.7	$189.9	$53.8	$—	211.4	$160.6	$50.8	$—
Assets measured at net asset value	192.2				166.1
Accrued investment income	0.4				0.6
Due to brokers, net (pending trades with brokers)	(0.3)				(0.3)
Total pension plan assets	$436.0				$377.8

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$19.9	$1.6	$18.3	$—	$15.9	$1.3	$14.6	$—
Equity securities - U.S.	70.1	70.1	—	—	56.7	56.7	—	—
Equity securities - international	59.3	59.3	—	—	50.5	50.5	—	—
Global asset securities	20.6	20.6	—	—	18.4	18.4	—	—
Fixed income securities	57.0	25.3	31.7	—	55.6	22.8	32.8	—
Total assets in fair value hierarchy	226.9	$176.9	$50.0	$—	197.1	$149.7	$47.4	$—
Assets measured at net asset value	179.0				154.8
Accrued investment income	0.4				0.5
Due to brokers, net (pending trades with brokers)	(0.3)				(0.2)
Total pension plan assets	$406.0				$352.2

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.4	$3.0	$0.4	$—	$1.4	$1.1	$0.3	$—
Equity securities - U.S.	3.7	3.7	—	—	3.9	3.9	—	—
Equity securities - international	2.8	2.8	—	—	2.9	2.9	—	—
Global asset securities	0.5	0.5	—	—	0.4	0.4	—	—
Fixed income securities	68.5	67.8	0.7	—	68.2	67.5	0.7	—
Total assets in fair value hierarchy	78.9	$77.8	$1.1	$—	76.8	$75.8	$1.0	$—
Assets measured at net asset value	26.0				22.3
Total OPEB plan assets	$104.9				$99.1

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.5	$1.5	$—	$—	$0.7	$0.7	$—	$—
Fixed income securities	48.3	48.3	—	—	47.0	47.0	—	—
Total assets in fair value hierarchy	49.8	$49.8	$—	$—	47.7	$47.7	$—	$—
Assets measured at net asset value	22.1				19.0
Total OPEB plan assets	$71.9				$66.7

	2019				2018
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$0.4	$0.4	$—	$—	$0.1	$0.1	$—	$—
Fixed income securities	16.7	16.7	—	—	16.6	16.6	—	—
Total OPEB plan assets	$17.1	$17.1	$—	$—	$16.7	$16.7	$—	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2019 and 2018.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 11.5% and 11.5% of total assets in the 401(k) savings plans at December 31, 2019 and 2018, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
401(k) costs	$25.5	$25.1	$24.8	$13.0	$13.0	$12.8	$11.5	$11.2	$11.1
NOTE 13(b) Equity-based Compensation Plans - In 2015, Alliant Energy’s shareowners approved the Amended and Restated OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2019, performance shares and restricted stock units (performance- and time-vesting) were outstanding under the Amended and Restated OIP, and 6.4 million shares of Alliant Energy common stock remained available for grants under the Amended and Restated OIP. Alliant Energy satisfies share payouts related to equity awards under the Amended and Restated OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term awards, including performance units, restricted cash awards and restricted units, to certain key employees. At December 31, 2019, performance units and restricted units (performance- and time-vesting) were outstanding under the DLIP, and the amount of nonvested restricted units was not material. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Compensation expense	$26.0	$17.0	$15.1	$14.5	$9.4	$8.3	$10.3	$6.9	$6.4
Income tax benefits	7.3	4.9	6.2	4.2	2.8	3.4	2.8	1.9	2.6

As of December 31, 2019, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $5.4 million, $3.0 million and $2.2 million, respectively, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2019, 343,396 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

Performance Shares - Equity Awards - Payouts of 2019 performance shares under the Amended and Restated OIP are contingent upon achievement over a three-year period of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares granted in 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each performance share granted in 2019 is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. The actual number of 2019 performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at the grant date. A summary of the 2019 performance shares activity, with amounts representing the target number of awards, was as follows:

	2019
	Performance Shares - Equity	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	—	$—
Granted	91,816	47.23
Forfeited	(17,623)	46.35
Nonvested awards, December 31	74,193	47.44

Performance Shares and Performance Units - Liability Awards - Payouts of performance shares granted prior to 2019 under the Amended and Restated OIP and performance units under the DLIP to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares granted prior to 2019 can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Performance units must be paid out in cash. Alliant Energy assumes it will make future payouts of its performance shares granted prior to 2019 and performance units in cash; therefore, these performance shares and performance units are accounted for as liability awards. Compensation expense for these performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of these performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2019	2018	2017	2019	2018	2017
Nonvested awards, January 1	203,188	223,511	257,599	57,761	71,737	93,320
Granted	—	74,163	65,350	—	19,840	21,558
Vested	(66,322)	(90,806)	(99,438)	(20,131)	(31,910)	(37,395)
Forfeited	(4,994)	(3,680)	—	(3,056)	(1,906)	(5,746)
Nonvested awards, December 31	131,872	203,188	223,511	34,574	57,761	71,737

Fair Value of Awards - The fair value of each performance share and performance unit is based on the closing market price of one share of Alliant Energy common stock at the end of the performance period. The actual payout for performance shares and performance units is dependent upon actual performance and may range from zero to 200% of the target number of awards. At December 31, 2019, the Alliant Energy common stock closing price was $54.72. Additional information related to the fair value of nonvested performance shares and performance units at December 31, 2019, by year of grant, was as follows:

	Performance Shares (granted prior to 2019)		Performance Units (granted prior to 2019)
	2018 Grant	2017 Grant	2018 Grant	2017 Grant
Nonvested awards at target	68,307	63,565	17,622	16,952
Estimated payout percentage based on performance criteria	118%	155%	118%	155%
Fair values of each nonvested award	$64.57	$84.82	$64.57	$84.82

Vested Awards - Certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2019	2018	2017	2019	2018	2017
	2016 Grant	2015 Grant	2014 Grant	2016 Grant	2015 Grant	2014 Grant
Performance awards vested	66,322	90,806	99,438	20,131	31,910	37,395
Percentage of target number of performance awards	142.5%	137.5%	147.5%	142.5%	137.5%	147.5%
Aggregate payout value (in millions)	$4.3	$5.3	$5.6	$1.3	$1.4	$1.5
Payout - cash (in millions)	$3.7	$4.9	$5.1	$1.3	$1.4	$1.5
Payout - common stock shares issued	6,447	5,078	5,185	N/A	N/A	N/A

Restricted Stock Units - Equity Awards - Payouts of 2019 restricted stock units under the Amended and Restated OIP are based on the expiration of a three-year time-vesting period. Restricted stock units granted in 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each restricted stock unit granted in 2019 is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. A summary of the 2019 restricted stock units activity was as follows:

	2019
	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value
Nonvested units, January 1	—	$—
Granted	105,348	45.98
Forfeited	(16,067)	45.63
Nonvested units, December 31	89,281	46.04

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2019 under the Amended and Restated OIP are based on the expiration of a three-year time-vesting period. Restricted stock units granted prior to 2019 can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Alliant Energy assumes it will make future payouts of its restricted stock units granted prior to 2019 in cash; therefore, restricted stock units granted prior to 2019 are accounted for as liability awards. The fair value of each restricted stock unit granted prior to 2019 is based on the closing market price of one share of Alliant Energy common stock at the end of the time-vesting period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of the restricted stock units granted prior to 2019 activity was as follows:

	2019	2018	2017
Nonvested units, January 1	174,163	113,749	57,736
Granted	—	63,568	56,013
Vested	(56,849)	—	—
Forfeited	(4,281)	(3,154)	—
Nonvested units, December 31	113,033	174,163	113,749

Performance Restricted Stock Units - Equity Awards - Payouts of performance restricted stock units under the Amended and Restated OIP are based upon achievement of certain performance targets during a three-year performance period, which currently includes specified growth of consolidated net income from continuing operations. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If performance targets are not met during the performance period, these units are forfeited. Performance restricted stock units generally must be paid out in shares and are accounted for as equity awards. The fair value of each performance restricted stock unit is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	203,188	$37.23	132,705	$36.50	67,355	$33.96
Granted	91,816	46.10	74,163	38.60	65,350	39.12
Vested	(66,322)	33.93	—	—	—	—
Forfeited	(22,617)	44.00	(3,680)	38.60	—	—
Nonvested units, December 31	206,065	41.50	203,188	37.23	132,705	36.50

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

	2019	2018
Carrying value	$10.0	$9.8
Fair market value	20.9	16.2

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2019 and 2018, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $21.2 million and $21.0 million, respectively.

NOTE 14. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind farms, ash ponds, active ash landfills, above ground storage tanks and solar generation. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Balance, January 1	$177.5	$184.5	$118.3	$134.1	$59.2	$50.4
Revisions in estimated cash flows	(5.5)	(10.1)	(6.7)	(10.1)	1.2	—
Liabilities settled	(8.8)	(10.4)	(8.4)	(9.7)	(0.4)	(0.7)
Liabilities incurred (a)	26.2	7.3	26.2	—	—	7.3
Accretion expense	6.9	6.2	4.5	4.0	2.4	2.2
Balance, December 31	$196.3	$177.5	$133.9	$118.3	$62.4	$59.2

(a)
In 2019, Alliant Energy and IPL recognized additional AROs related to IPL’s newly constructed Upland Prairie and English Farms wind sites. The increases in AROs resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

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

Notional Amounts - As of December 31, 2019, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	11,671	2020	189,287	2020-2026	6,194	2020-2021	5,040	2020-2021
IPL	5,497	2020	102,758	2020-2026	2,700	2020-2021	—
WPL	6,174	2020	86,529	2020-2026	3,494	2020-2021	5,040	2020-2021

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

	Alliant Energy		IPL		WPL
	2019	2018	2019	2018	2019	2018
Current derivative assets	$15.8	$24.6	$12.1	$16.1	$3.7	$8.5
Non-current derivative assets	11.0	3.7	10.2	1.6	0.8	2.1
Current derivative liabilities	19.0	5.6	8.9	3.1	10.1	2.5
Non-current derivative liabilities	18.6	17.7	8.5	8.1	10.1	9.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2019 and 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2019 and 2018. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2019					2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$26.8	$—	$4.8	$22.0	$26.8	$28.3	$—	$8.9	$19.4	$28.3
Deferred proceeds	187.7	—	—	187.7	187.7	119.4	—	—	119.4	119.4
Liabilities and equity:
Derivatives	37.6	—	36.8	0.8	37.6	23.3	—	16.1	7.2	23.3
Long-term debt (incl. current maturities)	6,190.2	—	6,917.9	2.0	6,919.9	5,502.8	—	5,858.4	2.4	5,860.8

IPL	2019					2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$22.3	$—	$2.8	$19.5	$22.3	$17.7	$—	$4.0	$13.7	$17.7
Deferred proceeds	187.7	—	—	187.7	187.7	119.4	—	—	119.4	119.4
Liabilities and equity:
Derivatives	17.4	—	16.6	0.8	17.4	11.2	—	6.5	4.7	11.2
Long-term debt (incl. current maturities)	3,147.3	—	3,489.1	—	3,489.1	2,552.3	—	2,691.2	—	2,691.2

WPL	2019					2018
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$4.5	$—	$2.0	$2.5	$4.5	$10.6	$—	$4.9	$5.7	$10.6
Liabilities and equity:
Derivatives	20.2	—	20.2	—	20.2	12.1	—	9.6	2.5	12.1
Long-term debt (incl. current maturities)	1,932.7	—	2,268.2	—	2,268.2	1,834.9	—	2,043.7	—	2,043.7

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2019	2018	2019	2018
Beginning balance, January 1	$12.2	($12.2)	$119.4	$222.1
Total net gains included in changes in net assets (realized/unrealized)	8.2	9.1	—	—
Transfers out of Level 3 (a)	4.0	16.1	—	—
Purchases	13.8	26.7	—	—
Sales	(0.2)	(0.5)	—	—
Settlements (b)	(16.8)	(27.0)	68.3	(102.7)
Ending balance, December 31	$21.2	$12.2	$187.7	$119.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$11.4	$10.7	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2019	2018	2019	2018
Beginning balance, January 1	$9.0	($1.4)	$119.4	$222.1
Total net gains (losses) included in changes in net assets (realized/unrealized)	10.7	(0.5)	—	—
Transfers out of Level 3 (a)	2.6	11.0	—	—
Purchases	9.5	22.5	—	—
Sales	(0.1)	(0.4)	—	—
Settlements (b)	(13.0)	(22.2)	68.3	(102.7)
Ending balance, December 31	$18.7	$9.0	$187.7	$119.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$12.6	$0.2	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2019	2018
Beginning balance, January 1	$3.2	($10.8)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(2.5)	9.6
Transfers out of Level 3 (a)	1.4	5.1
Purchases	4.3	4.2
Sales	(0.1)	(0.1)
Settlements	(3.8)	(4.8)
Ending balance, December 31	$2.5	$3.2
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($1.2)	$10.5

(a)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3.

(b)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2019	$14.6	$6.6	$13.6	$5.1	$1.0	$1.5
2018	3.2	9.0	1.8	7.2	1.4	1.8

NOTE 17. COMMITMENTS AND CONTINGENCIES
NOTE 17(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s and WPL’s projects include the expansion of wind generation. At December 31, 2019, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $77 million, $60 million and $17 million, respectively.

NOTE 17(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2019, the related minimum future commitments were as follows (in millions):

Alliant Energy	2020	2021	2022	2023	2024	Thereafter	Total
Purchased power (a)	$111	$—	$—	$—	$—	$—	$111
Natural gas	257	183	139	109	77	187	952
Coal (b)	75	27	10	10	—	—	122
Other (c)	56	13	11	9	7	12	108
	$499	$223	$160	$128	$84	$199	$1,293

IPL	2020	2021	2022	2023	2024	Thereafter	Total
Purchased power (a)	$110	$—	$—	$—	$—	$—	$110
Natural gas	135	101	77	67	55	89	524
Coal (b)	46	21	10	10	—	—	87
Other (c)	24	4	4	3	1	10	46
	$315	$126	$91	$80	$56	$99	$767

WPL	2020	2021	2022	2023	2024	Thereafter	Total
Purchased power	$1	$—	$—	$—	$—	$—	$1
Natural gas	122	82	62	42	22	98	428
Coal (b)	29	6	—	—	—	—	35
Other (c)	24	1	1	1	1	1	29
	$176	$89	$63	$43	$23	$99	$493

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

(b)
Corporate Services has historically entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. Such commitments were assigned to IPL and WPL based on information available as of December 31, 2019 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2019.

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

NOTE 17(d) Guarantees and Indemnifications -
Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of December 31, 2019, the present value of the abandonment obligations is estimated at $39 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Alliant Energy Resources, LLC will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2019 and 2018.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $82 million as of December 31, 2019 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2019 and 2018.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of December 31, 2019 and 2018. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

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

MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2019, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At December 31, 2019, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$14	-	$30	$12	-	$25
Current and non-current environmental liabilities	18			15

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

NOTE 17(g) Collective Bargaining Agreements - At December 31, 2019, employees covered by collective bargaining agreements represented 54%, 62% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2020, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 46% of total employees of Alliant Energy and IPL, respectively.

NOTE 17(h) MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed two complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. The first complaint covered the period from November 12, 2013 through February 11, 2015. The second complaint covered the period from February 12, 2015 through May 11, 2016. In 2016, FERC issued an order on the first complaint and established a base return on equity of 10.32%, excluding any incentive adders granted by FERC, effective September 28, 2016. In 2017, IPL and WPL received the refunds for this first complaint period, which were subsequently refunded to their retail and wholesale customers.

In November 2019, FERC issued an order on the previously filed two complaints. The order adjusted the base return on equity to 9.88%, excluding any incentive adders granted by FERC, from the 10.32% previously established in the 2016 FERC order. The 9.88% base return on equity established in the November 2019 order is effective for the first complaint period and the period subsequent to September 28, 2016. Additional refunds for the first complaint period and the period subsequent to September 28, 2016 are currently expected to be issued later in 2020. The November 2019 FERC order also dismissed the second complaint, therefore FERC did not direct refunds to be made for that complaint. For the period ending December 31, 2019, Alliant Energy’s share of earnings in ATC Holdings reflects the recent FERC Order including, (1) estimates of the additional reserves for refunds expected for the first complaint period and the period subsequent to September 28, 2016 and (2) reversals of the reserves that were previously established for the second complaint period. As of December 31, 2019, Alliant Energy’s reserves related to both complaints was $5.8 million. Subsequent to the November 2019 FERC order, various rehearing requests were filed, and in January 2020, FERC issued an order providing an open-ended amount of time for FERC to consider these requests. Any changes in FERC’s decision may have an impact on Alliant Energy’s share of ATC’s future earnings.

NOTE 18. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2019 are:

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

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2019	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,063.6	$455.2	$46.5	$3,565.3	$82.4	$3,647.7
Depreciation and amortization	512.7	46.4	3.2	562.3	4.9	567.2
Operating income	678.9	69.8	1.3	750.0	27.7	777.7
Interest expense				229.1	43.8	272.9
Equity income from unconsolidated investments, net	(1.4)	—	—	(1.4)	(51.6)	(53.0)
Income tax expense (benefit)				73.4	(4.7)	68.7
Net income attributable to Alliant Energy common shareowners				517.1	40.1	557.2
Total assets	13,659.0	1,268.5	856.5	15,784.0	916.7	16,700.7
Investments in equity method subsidiaries	9.5	—	—	9.5	448.8	458.3
Construction and acquisition expenditures	1,438.4	99.7	0.3	1,538.4	101.7	1,640.1

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2018	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,000.3	$446.6	$48.0	$3,494.9	$39.6	$3,534.5
Depreciation and amortization	457.3	42.0	3.6	502.9	4.0	506.9
Operating income	610.2	53.2	0.3	663.7	30.7	694.4
Interest expense				217.2	29.8	247.0
Equity income from unconsolidated investments, net	(0.9)	—	—	(0.9)	(53.7)	(54.6)
Income taxes				33.0	14.7	47.7
Net income attributable to Alliant Energy common shareowners				472.1	40.0	512.1
Total assets	12,486.3	1,184.4	893.2	14,563.9	862.1	15,426.0
Investments in equity method subsidiaries	8.1	—	—	8.1	413.2	421.3
Construction and acquisition expenditures	1,421.1	146.8	0.4	1,568.3	65.6	1,633.9

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2017	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$2,894.7	$400.9	$47.5	$3,343.1	$39.1	$3,382.2
Depreciation and amortization	412.0	38.2	7.7	457.9	3.9	461.8
Operating income (loss)	601.7	47.7	(11.6)	637.8	33.4	671.2
Interest expense				206.2	9.4	215.6
Equity income from unconsolidated investments, net	(0.7)	—	—	(0.7)	(44.1)	(44.8)
Income taxes				51.0	15.7	66.7
Net income attributable to Alliant Energy common shareowners				403.4	53.9	457.3
Total assets	11,396.2	1,199.8	766.5	13,362.5	825.3	14,187.8
Investments in equity method subsidiaries	8.3	—	—	8.3	373.1	381.4
Construction and acquisition expenditures	1,154.9	125.2	1.7	1,281.8	185.1	1,466.9

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

2019	Electric	Gas	Other	Total
Revenues	$1,781.2	$264.2	$44.2	$2,089.6
Depreciation and amortization	294.9	28.6	3.2	326.7
Operating income	359.7	38.9	4.2	402.8
Interest expense				126.9
Income taxes				24.1
Net income available for common stock				284.1
Total assets	8,074.6	733.8	469.1	9,277.5
Construction and acquisition expenditures	963.4	55.9	0.3	1,019.6

2018	Electric	Gas	Other	Total
Revenues	$1,731.1	$266.2	$45.0	$2,042.3
Depreciation and amortization	254.7	25.2	3.6	283.5
Operating income	318.2	28.3	4.3	350.8
Interest expense				119.4
Income tax benefit				(3.2)
Net income available for common stock				264.0
Total assets	7,219.9	687.5	504.0	8,411.4
Construction and acquisition expenditures	890.6	99.7	0.4	990.7

2017	Electric	Gas	Other	Total
Revenues	$1,598.9	$226.0	$45.4	$1,870.3
Depreciation and amortization	215.1	22.2	7.7	245.0
Operating income (loss)	287.3	21.7	(4.9)	304.1
Interest expense				112.4
Income tax benefit				(10.9)
Net income available for common stock				216.8
Total assets	6,524.4	727.9	353.7	7,606.0
Construction and acquisition expenditures	594.1	80.7	1.2	676.0

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

2019	Electric	Gas	Other	Total
Revenues	$1,282.4	$191.0	$2.3	$1,475.7
Depreciation and amortization	217.8	17.8	—	235.6
Operating income (loss)	319.2	30.9	(2.9)	347.2
Interest expense				102.2
Income taxes				49.3
Net income				233.0
Total assets	5,584.4	534.7	387.4	6,506.5
Construction and acquisition expenditures	475.0	43.8	—	518.8

2018	Electric	Gas	Other	Total
Revenues	$1,269.2	$180.4	$3.0	$1,452.6
Depreciation and amortization	202.6	16.8	—	219.4
Operating income (loss)	292.0	24.9	(4.0)	312.9
Interest expense				97.8
Income taxes				36.2
Net income				208.1
Total assets	5,266.4	496.9	389.2	6,152.5
Construction and acquisition expenditures	530.5	47.1	—	577.6

2017	Electric	Gas	Other	Total
Revenues	$1,295.8	$174.9	$2.1	$1,472.8
Depreciation and amortization	196.9	16.0	—	212.9
Operating income (loss)	314.4	26.0	(6.7)	333.7
Interest expense				93.8
Income taxes				61.9
Net income				186.6
Total assets	4,871.8	471.9	412.8	5,756.5
Construction and acquisition expenditures	592.4	44.5	0.5	637.4

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

	IPL			WPL
	2019	2018	2017	2019	2018	2017
Corporate Services billings	$185	$170	$177	$142	$132	$135
Sales credited	68	48	23	7	28	13
Purchases billed	331	358	364	120	81	115

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2019	2018
IPL	$112	$95
WPL	85	71

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2019	2018	2017
ATC billings to WPL	$109	$106	$105
WPL billings to ATC	13	11	10

As of December 31, 2019 and 2018, WPL owed ATC net amounts of $9 million and $8 million, respectively.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

NOTE 20. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2019				2018
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Revenues	$987.2	$790.2	$990.2	$880.1	$916.3	$816.1	$928.6	$873.5
Operating income	176.8	149.8	290.2	160.9	165.7	151.2	256.1	121.4
Net income attributable to Alliant Energy common shareowners	125.1	94.6	226.0	111.5	120.9	100.4	205.5	85.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners	0.53	0.40	0.94	0.46	0.52	0.43	0.87	0.36

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2019				2018
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Revenues	$555.1	$441.2	$596.5	$496.8	$525.8	$474.8	$547.6	$494.1
Operating income	73.5	74.5	173.5	81.3	75.6	77.7	143.1	54.4
Net income	55.9	47.5	143.7	47.2	49.3	54.2	129.1	41.6
Net income available for common stock	53.3	45.0	141.1	44.7	46.7	51.7	126.5	39.1

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2019				2018
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Revenues	$415.2	$326.1	$372.1	$362.3	$381.7	$330.8	$370.7	$369.4
Operating income	98.1	67.0	108.3	73.8	84.0	63.4	104.2	61.3
Net income	65.7	42.0	75.5	49.8	54.0	39.8	76.3	38.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2019 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2019.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2019, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.

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
February 21, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2020 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2019 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	997,970 (a)	$41.80	6,407,528 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	997,970	$41.80	6,407,528

(a)
Represents performance shares, performance restricted stock units and restricted stock units granted under the Amended and Restated OIP. Performance shares for the 2018 and 2017 grants may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock. Performance restricted stock units, and performance shares for the 2019 grants, are paid out in shares of Alliant Energy’s common stock. The performance share and performance restricted stock unit awards are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance share and performance restricted stock unit awards included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2019 and 2018 grants, and at the estimated payout percentages for the 2017 grants. Also included are restricted stock units granted under the Amended and Restated OIP. Restricted stock units for the 2018 and 2017 grants may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock at the expiration of a three-year time-vesting period. Restricted stock units for the 2019 grants are paid out in shares of Alliant Energy’s common stock at the expiration of a three-year time-vesting period.

(b)
All of the available shares under the Amended and Restated OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2019, there were performance shares and restricted stock units (performance- and time-vesting) outstanding under the Amended and Restated OIP.

(c)	As of December 31, 2019, there were 381,232 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 13(c).

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2020 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2019		2018		2019		2018
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,584	89%	$1,483	91%	$1,116	92%	$1,102	94%
Audit-related fees	134	8%	111	7%	37	3%	37	3%
Tax fees	52	3%	31	2%	56	5%	24	2%
All other fees	2	—%	10	—%	1	—%	8	1%
	$1,772	100%	$1,635	100%	$1,210	100%	$1,171	100%

IPL’s and WPL’s audit fees for 2019 and 2018 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2019 and 2018 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2019 and 2018 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2019 and 2018 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2019 and 2018 for IPL and WPL consisted of license fees for accounting research software products, and with respect to 2018, seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2019	2018	2017
	(in millions)
Operating expenses	$2	$5	$2
Operating loss	(2)	(5)	(2)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(562)	(523)	(457)
Interest expense	9	4	3
Other	7	2	—
Total other (income) and deductions	(546)	(517)	(454)
Income before income taxes	544	512	452
Income tax benefit	(15)	(1)	(6)
Net income	$559	$513	$458

Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2019	2018
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$27	$23
Other	6	4
Total current assets	33	27
Investments:
Investments in consolidated subsidiaries	6,017	5,518
Other	1	1
Total investments	6,018	5,519
Other assets	89	81
Total assets	$6,140	$5,627

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$169	$285
Notes payable to affiliated companies	731	719
Other	19	21
Total current liabilities	919	1,025
Other liabilities	15	17
Common equity:
Common stock and additional paid-in capital	2,448	2,048
Retained earnings	2,766	2,545
Accumulated other comprehensive income	2	2
Shares in deferred compensation trust	(10)	(10)
Total common equity	5,206	4,585
Total liabilities and equity	$6,140	$5,627

Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2019	2018	2017
	(in millions)
Net cash flows from operating activities	$305	$311	$273
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(250)	(625)	(290)
Net change in notes receivable from and payable to affiliates	8	441	54
Net cash flows used for investing activities	(242)	(184)	(236)
Cash flows used for financing activities:
Common stock dividends	(338)	(312)	(288)
Proceeds from issuance of common stock, net	390	197	150
Net change in commercial paper	(116)	(10)	103
Other	1	(2)	(2)
Net cash flows used for financing activities	(63)	(127)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($9)	($4)	($3)
Income taxes, net	14	5	—
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2019 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2019	$10.5	$17.3	$2.4	$22.9	$7.3
Year ended December 31, 2018	12.0	21.2	1.0	23.7	10.5
Year ended December 31, 2017	8.7	15.1	5.4	17.2	12.0
IPL (c)
Year ended December 31, 2019	$3.1	$16.5	$—	$18.4	$1.2
Year ended December 31, 2018	1.3	20.9	—	19.1	3.1
Year ended December 31, 2017	1.1	14.9	—	14.7	1.3
WPL
Year ended December 31, 2019	$7.4	$0.8	$2.4	$4.5	$6.1
Year ended December 31, 2018	10.7	0.3	1.0	4.6	7.4
Year ended December 31, 2017	7.1	0.2	5.4	2.0	10.7
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

Exhibit Number	Description
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

4.12	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
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

4.25
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.26	Description of Common Stock of Alliant Energy
4.27	Description of 5.100% Series D Cumulative Perpetual Preferred Stock of IPL
4.28	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))

Exhibit Number	Description
10.1
Term Loan Credit Agreement, dated as of April 26, 2018, among AEF, Alliant Energy, U.S. Bank N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed April 30, 2018 (File No. 1-9894))

10.2
Forward Sale Agreement between Alliant Energy and Barclays Bank PLC dated as of November 14, 2019 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K filed November 18, 2019 (File No. 1-9894))

10.3
Additional Forward Sale Agreement between Alliant Energy and Barclays Bank PLC as of November 14, 2019 (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K filed November 18, 2019 (File No. 1-9894))

10.4#	Amended and Restated OIP, amended in 2015 (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))
10.4a#	Amendment to the Amended and Restated OIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))
10.4b#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4a to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.4c#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6c to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

10.4d#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4b to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.4e#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6e to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

10.4f#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.4g#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6g to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

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
10.10#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

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
10.12#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of J.H. Gallegos, J.O. Larsen, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.12a#
Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, J.O. Larsen, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9894))

Exhibit Number	Description
10.13#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of J.H. Gallegos, J.O. Larsen, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))

10.14#
Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-9894))

10.15#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.16#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2020
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 21st day of February 2020.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ John O. Larsen	By: /s/ John O. Larsen	By: /s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chairman, President and Chief Executive Officer	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 21st day of February 2020.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ John O. Larsen	/s/ John O. Larsen	/s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Jillian C. Evanko	/s/ Jillian C. Evanko	/s/ Jillian C. Evanko
Jillian C. Evanko, Director	Jillian C. Evanko, Director	Jillian C. Evanko, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Singleton B. McAllister	/s/ Singleton B. McAllister	/s/ Singleton B. McAllister
Singleton B. McAllister, Director	Singleton B. McAllister, Director	Singleton B. McAllister, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Dean C. Oestreich	/s/ Dean C. Oestreich	/s/ Dean C. Oestreich
Dean C. Oestreich, Director	Dean C. Oestreich, Director	Dean C. Oestreich, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

/s/ Susan D. Whiting	/s/ Susan D. Whiting	/s/ Susan D. Whiting
Susan D. Whiting, Director	Susan D. Whiting, Director	Susan D. Whiting, Director

