Form 10-Q
period 2020-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2020-05-08
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2020:
Alliant Energy Corporation, Common Stock, $0.01 par value, 249,503,754 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2019 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2019	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUB	Iowa Utilities Board
ATC	American Transmission Company LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MWh	Megawatt-hour
COVID-19	Novel coronavirus	N/A	Not applicable
DAEC	Duane Arnold Energy Center	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	U.S.	United States of America
Federal Tax Reform	Tax Cuts and Jobs Act	Whiting Petroleum	Whiting Petroleum Corporation
Financial Statements	Condensed Consolidated Financial Statements	WPL	Wisconsin Power and Light Company
FTR	Financial transmission right

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, deferred expenditures, deferred tax assets, tax expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, decreases in sales volumes, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders;

•
the direct or indirect effects resulting from the COVID-19 pandemic on sales volumes, margins, operations, employees, contractors, vendors, the ability to complete construction projects, supply chains, customers’ inability to pay bills, suspension of disconnects and waiving of late fees applied to past due accounts, the market value of the assets that fund pension plans and the potential for additional funding requirements, the ability of counterparties to meet their obligations, compliance with regulatory requirements, the ability to implement regulatory plans, economic conditions and access to capital markets;

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

1

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

•
issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the Coal Combustion Residuals Rule, future changes in environmental laws and regulations, including federal, state or local regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

•	increased pressure from customers, investors and other stakeholders to more rapidly reduce carbon dioxide emissions;

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

•	material changes in employee-related benefit and compensation costs;

•	risks associated with operation and ownership of non-utility holdings;

•	changes in technology that alter the channels through which customers buy or utilize Alliant Energy’s, IPL’s or WPL’s products and services;

•	impacts on equity income from unconsolidated investments from valuations and potential changes to ATC’s authorized return on equity;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures, allocation of mixed service costs and state depreciation, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•	the impacts of adjustments made to deferred tax assets and liabilities from changes in the tax rates;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;

•	the effect of accounting standards issued periodically by standard-setting bodies;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	other factors listed in MDA and Item 1A Risk Factors, as well as Risk Factors in Item 1A in the 2019 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Revenues:
Electric utility	$730.3	$743.4
Gas utility	152.2	215.8
Other utility	11.6	11.1
Non-utility	21.6	16.9
Total revenues	915.7	987.2
Operating expenses:
Electric production fuel and purchased power	184.1	218.4
Electric transmission service	122.2	123.0
Cost of gas sold	85.0	121.6
Other operation and maintenance	162.2	181.2
Depreciation and amortization	146.3	136.9
Taxes other than income taxes	27.6	29.3
Total operating expenses	727.4	810.4
Operating income	188.3	176.8
Other (income) and deductions:
Interest expense	68.9	66.3
Equity income from unconsolidated investments, net	(13.4)	(10.9)
Allowance for funds used during construction	(23.0)	(25.4)
Other	1.9	4.0
Total other (income) and deductions	34.4	34.0
Income before income taxes	153.9	142.8
Income tax expense (benefit)	(18.7)	15.1
Net income	172.6	127.7
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$170.0	$125.1
Weighted average number of common shares outstanding:
Basic	244.4	236.5
Diluted	244.6	236.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.70	$0.53

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55.2	$16.3
Accounts receivable, less allowance for expected credit losses	396.4	402.1
Production fuel, at weighted average cost	80.2	77.7
Gas stored underground, at weighted average cost	35.4	49.1
Materials and supplies, at weighted average cost	105.0	100.5
Regulatory assets	102.5	86.4
Other	137.5	143.4
Total current assets	912.2	875.5
Property, plant and equipment, net	13,685.0	13,527.1
Investments:
ATC Holdings	319.1	320.1
Other	150.4	147.7
Total investments	469.5	467.8
Other assets:
Regulatory assets	1,752.4	1,758.3
Deferred charges and other	59.9	72.0
Total other assets	1,812.3	1,830.3
Total assets	$16,879.0	$16,700.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$357.2	$657.2
Commercial paper	80.5	337.4
Other short-term borrowings	190.0	—
Accounts payable	375.4	422.3
Regulatory liabilities	239.8	212.0
Other	407.3	425.2
Total current liabilities	1,650.2	2,054.1
Long-term debt, net (excluding current portion)	5,833.9	5,533.0
Other liabilities:
Deferred tax liabilities	1,736.1	1,714.0
Regulatory liabilities	1,154.1	1,211.6
Pension and other benefit obligations	452.6	484.0
Other	349.7	298.9
Total other liabilities	3,692.5	3,708.5
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 249,503,754 and 245,022,800 shares outstanding	2.5	2.5
Additional paid-in capital	2,674.1	2,445.9
Retained earnings	2,833.7	2,765.4
Accumulated other comprehensive income	2.0	1.3
Shares in deferred compensation trust - 360,852 and 381,232 shares at a weighted average cost of $27.44 and $26.24 per share	(9.9)	(10.0)
Total Alliant Energy Corporation common equity	5,502.4	5,205.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	5,702.4	5,405.1
Total liabilities and equity	$16,879.0	$16,700.7

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$172.6	$127.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	146.3	136.9
Deferred tax expense and tax credits	(22.5)	21.7
Other	5.3	(10.1)
Other changes in assets and liabilities:
Accounts receivable	(119.0)	(121.6)
Gas stored underground	13.7	33.1
Accounts payable	(6.2)	(42.7)
Regulatory liabilities	(38.1)	14.1
Pension and other benefit obligations	(31.4)	(15.4)
Deferred income taxes	49.6	16.9
Other	(10.1)	20.5
Net cash flows from operating activities	160.2	181.1
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(277.9)	(374.0)
Other	(10.6)	(32.1)
Cash receipts on sold receivables	122.5	53.4
Other	(13.6)	(12.1)
Net cash flows used for investing activities	(179.6)	(364.8)
Cash flows from financing activities:
Common stock dividends	(93.0)	(83.7)
Proceeds from issuance of common stock, net	228.4	54.6
Proceeds from issuance of long-term debt	300.0	—
Payments to retire long-term debt	(300.3)	(0.3)
Net change in commercial paper and other short-term borrowings	(66.9)	188.5
Other	(7.9)	16.9
Net cash flows from financing activities	60.3	176.0
Net increase (decrease) in cash, cash equivalents and restricted cash	40.9	(7.7)
Cash, cash equivalents and restricted cash at beginning of period	17.7	25.5
Cash, cash equivalents and restricted cash at end of period	$58.6	$17.8
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($64.9)	($62.9)
Income taxes, net	($0.1)	$6.8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$156.3	$167.5
Beneficial interest obtained in exchange for securitized accounts receivable	$188.0	$178.3

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions)
Revenues:
Electric utility	$424.8	$419.8
Gas utility	83.0	124.6
Steam and other	11.1	10.7
Total revenues	518.9	555.1
Operating expenses:
Electric production fuel and purchased power	106.2	128.9
Electric transmission service	84.5	87.7
Cost of gas sold	44.2	63.3
Other operation and maintenance	86.6	108.0
Depreciation and amortization	85.9	77.1
Taxes other than income taxes	14.8	16.6
Total operating expenses	422.2	481.6
Operating income	96.7	73.5
Other (income) and deductions:
Interest expense	34.5	29.4
Allowance for funds used during construction	(9.8)	(15.8)
Other	0.9	1.9
Total other (income) and deductions	25.6	15.5
Income before income taxes	71.1	58.0
Income tax expense (benefit)	(14.1)	2.1
Net income	85.2	55.9
Preferred dividend requirements	2.6	2.6
Net income available for common stock	$82.6	$53.3
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25.0	$9.3
Accounts receivable, less allowance for expected credit losses	204.8	202.8
Production fuel, at weighted average cost	54.2	47.1
Gas stored underground, at weighted average cost	8.3	21.7
Materials and supplies, at weighted average cost	60.5	55.0
Regulatory assets	54.3	43.5
Other	28.5	30.0
Total current assets	435.6	409.4
Property, plant and equipment, net	7,589.4	7,480.7
Other assets:
Regulatory assets	1,350.6	1,355.8
Deferred charges and other	28.5	31.6
Total other assets	1,379.1	1,387.4
Total assets	$9,404.1	$9,277.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$200.0	$200.0
Accounts payable	184.3	207.0
Accounts payable to associated companies	49.3	39.3
Regulatory liabilities	136.4	115.9
Other	265.1	268.3
Total current liabilities	835.1	830.5
Long-term debt, net (excluding current portion)	2,947.9	2,947.3
Other liabilities:
Deferred tax liabilities	1,010.4	1,008.0
Regulatory liabilities	584.4	598.8
Pension and other benefit obligations	161.5	167.7
Other	269.4	253.4
Total other liabilities	2,025.7	2,027.9
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,447.8	2,347.8
Retained earnings	914.2	890.6
Total Interstate Power and Light Company common equity	3,395.4	3,271.8
Cumulative preferred stock	200.0	200.0
Total equity	3,595.4	3,471.8
Total liabilities and equity	$9,404.1	$9,277.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$85.2	$55.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85.9	77.1
Other	(15.3)	(10.1)
Other changes in assets and liabilities:
Accounts receivable	(125.5)	(112.6)
Gas stored underground	13.4	20.7
Other	(18.6)	45.7
Net cash flows from operating activities	25.1	76.7
Cash flows used for investing activities:
Construction and acquisition expenditures	(165.0)	(261.3)
Cash receipts on sold receivables	122.5	53.4
Other	(10.4)	(13.9)
Net cash flows used for investing activities	(52.9)	(221.8)
Cash flows from financing activities:
Common stock dividends	(59.0)	(42.0)
Capital contributions from parent	100.0	100.0
Net change in commercial paper	—	64.6
Other	2.5	17.0
Net cash flows from financing activities	43.5	139.6
Net increase (decrease) in cash, cash equivalents and restricted cash	15.7	(5.5)
Cash, cash equivalents and restricted cash at beginning of period	9.3	12.4
Cash, cash equivalents and restricted cash at end of period	$25.0	$6.9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($40.9)	($36.0)
Income taxes, net	($0.1)	$6.8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$92.4	$106.6
Beneficial interest obtained in exchange for securitized accounts receivable	$188.0	$178.3

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions)
Revenues:
Electric utility	$305.5	$323.6
Gas utility	69.2	91.2
Other	0.5	0.4
Total revenues	375.2	415.2
Operating expenses:
Electric production fuel and purchased power	77.9	89.5
Electric transmission service	37.7	35.3
Cost of gas sold	40.8	58.3
Other operation and maintenance	54.2	63.5
Depreciation and amortization	59.1	58.6
Taxes other than income taxes	11.7	11.9
Total operating expenses	281.4	317.1
Operating income	93.8	98.1
Other (income) and deductions:
Interest expense	25.1	25.8
Allowance for funds used during construction	(13.2)	(9.6)
Other	0.5	1.6
Total other (income) and deductions	12.4	17.8
Income before income taxes	81.4	80.3
Income tax expense (benefit)	(8.2)	14.6
Net income	$89.6	$65.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22.7	$4.4
Accounts receivable, less allowance for expected credit losses	181.1	190.9
Production fuel, at weighted average cost	26.0	30.6
Gas stored underground, at weighted average cost	27.1	27.4
Materials and supplies, at weighted average cost	42.2	43.1
Regulatory assets	48.2	42.9
Other	88.4	103.4
Total current assets	435.7	442.7
Property, plant and equipment, net	5,691.2	5,638.3
Other assets:
Regulatory assets	401.8	402.5
Deferred charges and other	23.2	23.0
Total other assets	425.0	425.5
Total assets	$6,551.9	$6,506.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$150.0	$150.0
Commercial paper	—	168.2
Other short-term borrowings	182.0	—
Accounts payable	136.4	159.9
Regulatory liabilities	103.4	96.1
Other	128.4	116.1
Total current liabilities	700.2	690.3
Long-term debt, net (excluding current portion)	1,783.1	1,782.7
Other liabilities:
Deferred tax liabilities	647.5	626.2
Regulatory liabilities	569.7	612.8
Finance lease obligations - Sheboygan Falls Energy Facility	49.1	51.4
Pension and other benefit obligations	203.7	210.8
Other	162.5	168.7
Total other liabilities	1,632.5	1,669.9
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,459.0	1,434.0
Retained earnings	910.9	863.4
Total Wisconsin Power and Light Company common equity	2,436.1	2,363.6
Total liabilities and equity	$6,551.9	$6,506.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$89.6	$65.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59.1	58.6
Other	(15.5)	12.8
Other changes in assets and liabilities:
Accounts payable	(2.9)	(28.7)
Regulatory liabilities	(39.2)	(3.3)
Deferred income taxes	32.3	4.0
Other	24.8	13.1
Net cash flows from operating activities	148.2	122.2
Cash flows used for investing activities:
Construction and acquisition expenditures	(112.9)	(112.7)
Other	(11.6)	(7.6)
Net cash flows used for investing activities	(124.5)	(120.3)
Cash flows used for financing activities:
Common stock dividends	(42.1)	(36.0)
Capital contributions from parent	25.0	—
Net change in commercial paper and other short-term borrowings	13.8	32.9
Other	(2.1)	(3.3)
Net cash flows used for financing activities	(5.4)	(6.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	18.3	(4.5)
Cash, cash equivalents and restricted cash at beginning of period	4.4	9.2
Cash, cash equivalents and restricted cash at end of period	$22.7	$4.7
Supplemental cash flows information:
Cash paid during the period for:
Interest	($21.4)	($22.5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$62.0	$57.3

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

In March 2020, COVID-19 was declared a global pandemic, which has resulted in widespread travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. Alliant Energy, IPL and WPL considered the impact of COVID-19 on their overall business operations, financial condition, results of operations and cash flows, along with assumptions and estimates used, and determined there were no material adverse impacts for the three months ended March 31, 2020. The degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At March 31, 2020, Alliant Energy’s, IPL’s and WPL’s cash and cash equivalents included $41.2 million, $21.2 million and $20.0 million of money market fund investments, with weighted average interest rates of 0.4%, 0.4% and 0.4%, respectively.

NOTE 1(c) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as impacts related to COVID-19 and related regulatory actions, and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, including a probability-weighted approach in a range of possible estimated forecasted cash flow expenditures and relevant market-based data, such as credit ratings, credit default metrics, economic conditions, bankruptcy considerations and other significant events.

NOTE 1(d) New Accounting Standards -
Credit Losses - In June 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables, certain other assets and off-balance sheet credit exposures. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 using a modified retrospective method of adoption, which requires cumulative effect adjustments to retained earnings on January 1, 2020. IPL and WPL did not record a cumulative effect adjustment to retained earnings and Alliant Energy recorded a pre-tax $12 million (after-tax $8.7 million) cumulative effect adjustment to decrease retained earnings related to Alliant Energy’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum (refer to Note 13(c) for further discussion). This adjustment is included in “Adoption of new accounting standard” for 2020 in Alliant Energy’s summary of changes in shareowners’ equity in Note 5.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Tax-related	$831.2	$817.6	$788.3	$776.8	$42.9	$40.8
Pension and OPEB costs	510.5	524.0	255.7	262.5	254.8	261.5
Assets retired early	129.2	134.0	85.6	87.9	43.6	46.1
Asset retirement obligations	112.8	111.8	77.1	76.2	35.7	35.6
IPL’s DAEC PPA amendment	108.8	108.2	108.8	108.2	—	—
Derivatives	51.6	39.5	22.6	18.3	29.0	21.2
Emission allowances	20.5	21.1	20.5	21.1	—	—
Other	90.3	88.5	46.3	48.3	44.0	40.2
	$1,854.9	$1,844.7	$1,404.9	$1,399.3	$450.0	$445.4

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Tax-related	$799.4	$835.6	$345.0	$350.9	$454.4	$484.7
Cost of removal obligations	387.9	387.7	258.1	257.0	129.8	130.7
Electric transmission cost recovery	97.4	88.6	62.0	51.3	35.4	37.3
Commodity cost recovery	25.8	24.2	10.7	8.8	15.1	15.4
WPL’s earnings sharing mechanism	20.4	21.9	—	—	20.4	21.9
Derivatives	16.4	19.9	14.8	17.4	1.6	2.5
Other	46.6	45.7	30.2	29.3	16.4	16.4
	$1,393.9	$1,423.6	$720.8	$714.7	$673.1	$708.9

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the three months ended March 31, 2020, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily from returning a portion of these excess deferred tax benefits back to customers.

NOTE 3. RECEIVABLES
Note 3(a) Accounts Receivable - Details for accounts receivable included on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Customer	$100.8	$91.6	$—	$—	$90.6	$83.5
Unbilled utility revenues	68.9	82.1	—	—	68.9	82.1
Deferred proceeds	188.0	187.7	188.0	187.7	—	—
Other	47.7	48.0	17.8	16.3	29.6	31.4
Allowance for expected credit losses	(9.0)	(7.3)	(1.0)	(1.2)	(8.0)	(6.1)
	$396.4	$402.1	$204.8	$202.8	$181.1	$190.9

Note 3(b) Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2020, IPL had $74 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2020	2019
Maximum outstanding aggregate cash proceeds	$96.0	$108.0
Average outstanding aggregate cash proceeds	23.6	81.0

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2020	December 31, 2019
Customer accounts receivable	$131.2	$124.7
Unbilled utility revenues	83.0	95.5
Other receivables	0.9	0.9
Receivables sold to third party	215.1	221.1
Less: cash proceeds	16.0	27.0
Deferred proceeds	199.1	194.1
Less: allowance for expected credit losses	11.1	6.4
Fair value of deferred proceeds	$188.0	$187.7

As of March 31, 2020, outstanding receivables past due under the Receivables Agreement were $26.2 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2020	2019
Collections	$541.4	$555.8
Write-offs, net of recoveries	2.1	5.5

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2020	2019
ATC Holdings	($11.0)	($9.5)
Non-utility wind farm in Oklahoma	(2.2)	(1.1)
Other	(0.2)	(0.3)
	($13.4)	($10.9)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2020	245,022,800
Equity forward agreements	4,275,127
Shareowner Direct Plan	107,622
Equity-based compensation plans	98,205
Shares outstanding, March 31, 2020	249,503,754

Equity Forward Agreements - In November 2019, Alliant Energy entered into forward sale agreements with a counterparty in connection with a public offering of 4,275,127 shares of Alliant Energy common stock. The initial forward sale price of $52.235 per share was subject to daily adjustment based on a floating interest rate factor, and decreased by other fixed amounts specified in the forward sale agreements. In 2020, Alliant Energy settled $222 million under the forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$2.5	$2,445.9	$2,765.4	$1.3	($10.0)	$200.0	$5,405.1
Net income attributable to Alliant Energy common shareowners			170.0				170.0
Common stock dividends ($0.38 per share)			(93.0)				(93.0)
Equity forward settlements and Shareowner Direct Plan issuances		228.4					228.4
Equity-based compensation plans and other		(0.2)			0.1		(0.1)
Adoption of new accounting standard, net of tax (refer to Note 1(d))			(8.7)				(8.7)
Other comprehensive income, net of tax				0.7			0.7
Ending balance, March 31, 2020	$2.5	$2,674.1	$2,833.7	$2.0	($9.9)	$200.0	$5,702.4
Three Months Ended March 31, 2019
Beginning balance, December 31, 2018	$2.4	$2,045.5	$2,545.9	$1.7	($9.8)	$200.0	$4,785.7
Net income attributable to Alliant Energy common shareowners			125.1				125.1
Common stock dividends ($0.355 per share)			(83.7)				(83.7)
Equity forward settlements and Shareowner Direct Plan issuances		54.6					54.6
Equity-based compensation plans and other		(0.1)			0.1		—
Other comprehensive income, net of tax				0.7			0.7
Ending balance, March 31, 2019	$2.4	$2,100.0	$2,587.3	$2.4	($9.7)	$200.0	$4,882.4

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$33.4	$2,347.8	$890.6	$200.0	$3,471.8
Net income available for common stock			82.6		82.6
Common stock dividends			(59.0)		(59.0)
Capital contributions from parent		100.0			100.0
Ending balance, March 31, 2020	$33.4	$2,447.8	$914.2	$200.0	$3,595.4
Three Months Ended March 31, 2019
Beginning balance, December 31, 2018	$33.4	$2,222.8	$774.5	$200.0	$3,230.7
Net income available for common stock			53.3		53.3
Common stock dividends			(42.0)		(42.0)
Capital contributions from parent		100.0			100.0
Ending balance, March 31, 2019	$33.4	$2,322.8	$785.8	$200.0	$3,342.0

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$66.2	$1,434.0	$863.4	$2,363.6
Net income			89.6	89.6
Common stock dividends			(42.1)	(42.1)
Capital contributions from parent		25.0		25.0
Ending balance, March 31, 2020	$66.2	$1,459.0	$910.9	$2,436.1
Three Months Ended March 31, 2019
Beginning balance, December 31, 2018	$66.2	$1,309.0	$774.3	$2,149.5
Net income			65.7	65.7
Common stock dividends			(36.0)	(36.0)
Ending balance, March 31, 2019	$66.2	$1,309.0	$804.0	$2,179.2

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

March 31, 2020	Alliant Energy	IPL	WPL
Amount outstanding	$270.5	$—	$182.0
Weighted average interest rates	1.6%	N/A	1.7%
Available credit facility capacity	$729.5	$250.0	$118.0

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2020	2019	2020	2019	2020	2019
Maximum amount outstanding (based on daily outstanding balances)	$462.5	$600.6	$0.8	$50.4	$212.0	$195.1
Average amount outstanding (based on daily outstanding balances)	$382.3	$498.8	$—	$0.6	$167.0	$138.1
Weighted average interest rates	1.8%	2.7%	1.8%	2.8%	1.8%	2.5%

NOTE 6(b) Long-term Debt - In March 2020, AEF entered into a $300 million variable rate (1% as of March 31, 2020) term loan credit agreement (with Alliant Energy as guarantor) and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020. AEF’s current term loan credit agreement expires in March 2022 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

In April 2020, WPL issued $350 million of 3.65% debentures due 2050. The net proceeds from the issuance were used by WPL to reduce borrowings under the single credit facility and for general corporate purposes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2020	2019	2020	2019	2020	2019
Electric Utility:
Retail - residential	$266.8	$274.7	$147.4	$147.5	$119.4	$127.2
Retail - commercial	182.3	181.1	119.7	116.6	62.6	64.5
Retail - industrial	209.9	208.7	121.2	116.1	88.7	92.6
Wholesale	40.9	46.5	14.4	16.9	26.5	29.6
Bulk power and other	30.4	32.4	22.1	22.7	8.3	9.7
Total Electric Utility	730.3	743.4	424.8	419.8	305.5	323.6
Gas Utility:
Retail - residential	90.5	131.8	48.8	77.9	41.7	53.9
Retail - commercial	45.7	63.6	24.1	34.8	21.6	28.8
Retail - industrial	4.2	5.4	2.3	3.2	1.9	2.2
Transportation/other	11.8	15.0	7.8	8.7	4.0	6.3
Total Gas Utility	152.2	215.8	83.0	124.6	69.2	91.2
Other Utility:
Steam	10.0	8.4	10.0	8.4	—	—
Other utility	1.6	2.7	1.1	2.3	0.5	0.4
Total Other Utility	11.6	11.1	11.1	10.7	0.5	0.4
Non-Utility and Other:
Transportation and other	21.6	16.9	—	—	—	—
Total Non-Utility and Other	21.6	16.9	—	—	—	—
Total revenues	$915.7	$987.2	$518.9	$555.1	$375.2	$415.2

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income taxes by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in overall effective income tax rates for the three months ended March 31, 2020 compared to the same period in 2019 were primarily due to increases in production tax credits as a result of increased wind production in 2020 and increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2020 increased revenue requirements.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2020	2019	2020	2019	2020	2019
Overall income tax rate	(12.2%)	10.6%	(19.8%)	3.6%	(10.1%)	18.2%

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2020, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$280	$260	$2
State net operating losses	2020-2040	606	12	2
Federal tax credits	2022-2040	386	199	167

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and OPEB Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included below (in millions). For IPL and WPL, amounts represent those for their plan participants covered under plans they sponsor, as well as amounts directly assigned to them related to certain participants in the Alliant Energy and Corporate Services sponsored plans.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2020	2019	2020	2019
Service cost	$2.7	$2.4	$0.8	$0.8
Interest cost	10.8	12.5	1.8	2.1
Expected return on plan assets	(17.4)	(15.0)	(1.3)	(1.2)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of actuarial loss	8.6	9.1	0.8	0.8
Settlement losses (a)	4.2	—	—	—
	$8.7	$8.8	$2.1	$2.5

	Defined Benefit Pension Plans		OPEB Plans
IPL	2020	2019	2020	2019
Service cost	$1.7	$1.5	$0.3	$0.3
Interest cost	5.0	5.7	0.7	0.8
Expected return on plan assets	(8.1)	(7.0)	(1.0)	(0.9)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of actuarial loss	3.7	3.9	0.3	0.4
	$2.2	$4.0	$0.3	$0.6

	Defined Benefit Pension Plans		OPEB Plans
WPL	2020	2019	2020	2019
Service cost	$1.0	$0.9	$0.3	$0.3
Interest cost	4.7	5.4	0.7	0.8
Expected return on plan assets	(7.6)	(6.5)	(0.2)	(0.1)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of actuarial loss	4.1	4.4	0.5	0.4
	$2.1	$4.1	$1.3	$1.4

(a)	Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Compensation expense	$2.7	$4.7	$1.4	$2.6	$1.1	$1.8
Income tax benefits	0.7	1.3	0.4	0.8	0.3	0.5

As of March 31, 2020, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $12.5 million, $7.0 million and $5.1 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2020, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards. As of March 31, 2020, 215,780 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	54,897	$64.04
Performance restricted stock units	54,897	59.57
Restricted stock units	59,936	59.57

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the three months ended March 31, 2020 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$196.3	$133.9
Liabilities settled	(1.5)	(1.4)
Liabilities incurred (a)	27.6	27.6
Accretion expense	1.7	1.2
Balance, March 31	$224.1	$161.3

(a)
During the three months ended March 31, 2020, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Whispering Willow North and Golden Plains wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2020, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	4,420	2020	185,883	2020-2027	5,187	2020-2021	4,410	2020-2021
IPL	2,108	2020	106,525	2020-2027	2,223	2020-2021	—	—
WPL	2,312	2020	79,358	2020-2027	2,964	2020-2021	4,410	2020-2021

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current derivative assets	$10.1	$15.8	$8.3	$12.1	$1.8	$3.7
Non-current derivative assets	8.6	11.0	8.2	10.2	0.4	0.8
Current derivative liabilities	29.9	19.0	12.7	8.9	17.2	10.1
Non-current derivative liabilities	21.2	18.6	9.7	8.5	11.5	10.1

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2020 and December 31, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2020 and December 31, 2019. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$41.2	$41.2	$—	$—	$41.2	$5.4	$5.4	$—	$—	$5.4
Derivatives	18.7	—	4.0	14.7	18.7	26.8	—	4.8	22.0	26.8
Deferred proceeds	188.0	—	—	188.0	188.0	187.7	—	—	187.7	187.7
Liabilities:
Derivatives	51.1	—	50.6	0.5	51.1	37.6	—	36.8	0.8	37.6
Long-term debt (incl. current maturities)	6,191.1	—	6,916.4	1.7	6,918.1	6,190.2	—	6,917.9	2.0	6,919.9

IPL	March 31, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$21.2	$21.2	$—	$—	$21.2	$5.4	$5.4	$—	$—	$5.4
Derivatives	16.5	—	2.5	14.0	16.5	22.3	—	2.8	19.5	22.3
Deferred proceeds	188.0	—	—	188.0	188.0	187.7	—	—	187.7	187.7
Liabilities:
Derivatives	22.4	—	21.9	0.5	22.4	17.4	—	16.6	0.8	17.4
Long-term debt (incl. current maturities)	3,147.9	—	3,452.1	—	3,452.1	3,147.3	—	3,489.1	—	3,489.1

WPL	March 31, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$20.0	$20.0	$—	$—	$20.0	$—	$—	$—	$—	$—
Derivatives	2.2	—	1.5	0.7	2.2	4.5	—	2.0	2.5	4.5
Liabilities:
Derivatives	28.7	—	28.7	—	28.7	20.2	—	20.2	—	20.2
Long-term debt (incl. current maturities)	1,933.1	—	2,309.8	—	2,309.8	1,932.7	—	2,268.2	—	2,268.2

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2020	2019	2020	2019
Beginning balance, January 1	$21.2	$12.2	$187.7	$119.4
Total net losses included in changes in net assets (realized/unrealized)	(3.1)	(5.6)	—	—
Sales	—	(0.2)	—	—
Settlements (a)	(3.9)	(6.0)	0.3	58.9
Ending balance, March 31	$14.2	$0.4	$188.0	$178.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($3.1)	($2.6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2020	2019	2020	2019
Beginning balance, January 1	$18.7	$9.0	$187.7	$119.4
Total net losses included in changes in net assets (realized/unrealized)	(2.3)	(3.2)	—	—
Sales	—	(0.1)	—	—
Settlements (a)	(2.9)	(5.1)	0.3	58.9
Ending balance, March 31	$13.5	$0.6	$188.0	$178.3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($2.3)	($1.4)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2020	2019
Beginning balance, January 1	$2.5	$3.2
Total net losses included in changes in net assets (realized/unrealized)	(0.8)	(2.4)
Sales	—	(0.1)
Settlements	(1.0)	(0.9)
Ending balance, March 31	$0.7	($0.2)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($0.8)	($1.2)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2020	$11.8	$2.4	$11.7	$1.8	$0.1	$0.6
December 31, 2019	14.6	6.6	13.6	5.1	1.0	1.5

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s and WPL’s projects include the expansion of wind generation. At March 31, 2020, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $95 million, $32 million and $63 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2020, the related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$76	$75	$1
Natural gas	915	508	407
Coal (b)	110	68	42
Other (c)	117	58	28
	$1,218	$709	$478

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

(b)
Corporate Services has historically entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. Such commitments were assigned to IPL and WPL based on information available as of March 31, 2020 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2020.

NOTE 13(c) Guarantees and Indemnifications -
Whiting Petroleum - Whiting Petroleum is an independent oil and gas company. In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under multiple general partnership agreements in the oil and gas industry. Based on information made available to Alliant Energy by Whiting Petroleum, the Whiting Petroleum affiliate holds an approximate 6% share in the partnerships and currently known obligations include costs associated with the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The general partnerships were formed under California law, and Alliant Energy Resources, LLC’s guarantees, which do not include a maximum limit, apply to the Whiting Petroleum affiliate’s obligations and to the other partners. Alliant Energy Resources, LLC may be required to perform under the guarantees if the affiliate of Whiting Petroleum is unable to meet its partnership obligations.

As of March 31, 2020, the currently known partnership obligations are the abandonment obligations. The Whiting Petroleum affiliate’s share of these abandonment obligations is estimated at $63 million ($40 million on a discounted basis) as of March 31, 2020 based on information made available to Alliant Energy by Whiting Petroleum, and this represents Alliant Energy’s best estimate of the contingent obligations for potential future payments. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, the new credit loss accounting standard adopted on January 1, 2020 requires recognition of a liability for expected credit losses related to the contingent obligations that are in the scope of these guarantees. With the adoption of this standard, Alliant Energy recorded a pre-tax $12 million cumulative effect adjustment to decrease the opening balance of retained earnings as of January 1, 2020. As a result of Whiting Petroleum’s deterioration in credit worthiness since January 1, 2020 likely from significantly depressed oil and gas prices and general market conditions, Alliant Energy currently expects credit exposure related to the guarantees and has recognized a $20 million credit loss liability as of March 31, 2020 related to the contingent obligations, which is recorded in “Other liabilities” on Alliant Energy’s balance sheet. The incremental pre-tax change in the liability, $8 million, was recorded as a credit loss expense within Alliant Energy’s “Other operation and maintenance” expenses for the three months ended March 31, 2020.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $82 million as of March 31, 2020 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2020 and December 31, 2019. This guarantee is not in the scope of the new credit loss accounting standard as it is a guarantee of Alliant Energy’s subsidiary’s performance.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of March 31, 2020 and December 31, 2019. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2020, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At March 31, 2020, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$12	-	$29	$10	-	$24
Current and non-current environmental liabilities	16			13

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however, future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Effluent Limitation Guidelines, Coal Combustion Residuals Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including the Clean Air Act.

NOTE 13(e) Collective Bargaining Agreements - At March 31, 2020, employees covered by collective bargaining agreements represented 53%, 61% and 82% of total employees of Alliant Energy, IPL and WPL, respectively. On August 31, 2020, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 45% of total employees of Alliant Energy and IPL, respectively. While the process to renew the agreement is underway, Alliant Energy and IPL are unable to predict the outcome.

NOTE 13(f) MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC Midwest LLC and ATC. The first complaint covered the period from November 12, 2013 through February 11, 2015. In 2017, IPL and WPL received refunds related to the first complaint period, which were subsequently refunded to their retail and wholesale customers. The second complaint covered the period from February 12, 2015 through May 11, 2016. In November 2019, FERC issued an order on the previously filed two complaints, and reduced the base return on equity used by the MISO transmission owners effective for the first complaint period and subsequent to September 28, 2016. Additional refunds for the first complaint period and the period subsequent to September 28, 2016 are currently expected to be issued in 2020. The November 2019 FERC order also dismissed the second complaint, therefore FERC did not direct refunds to be made for that complaint. Subsequent to the November 2019 FERC order, various rehearing requests were filed, and in January 2020, FERC issued an order providing an open-ended amount of time for FERC to consider these requests. Any changes in FERC’s decision may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2020
Revenues	$730.3	$152.2	$11.6	$894.1	$21.6	$915.7
Operating income (loss)	146.2	41.6	2.7	190.5	(2.2)	188.3
Net income (loss) attributable to Alliant Energy common shareowners				172.2	(2.2)	170.0
Three Months Ended March 31, 2019
Revenues	$743.4	$215.8	$11.1	$970.3	$16.9	$987.2
Operating income	126.4	45.2	—	171.6	5.2	176.8
Net income attributable to Alliant Energy common shareowners				119.0	6.1	125.1

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2020
Revenues	$424.8	$83.0	$11.1	$518.9
Operating income	67.0	27.3	2.4	96.7
Net income available for common stock				82.6
Three Months Ended March 31, 2019
Revenues	$419.8	$124.6	$10.7	$555.1
Operating income	46.8	26.3	0.4	73.5
Net income available for common stock				53.3

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2020
Revenues	$305.5	$69.2	$0.5	$375.2
Operating income	79.2	14.3	0.3	93.8
Net income				89.6
Three Months Ended March 31, 2019
Revenues	$323.6	$91.2	$0.4	$415.2
Operating income (loss)	79.6	18.9	(0.4)	98.1
Net income				65.7

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

	IPL		WPL
	2020	2019	2020	2019
Corporate Services billings	$37	$43	$32	$33
Sales credited	15	15	2	1
Purchases billed	81	84	20	30

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Net payables to Corporate Services	$110	$112	$72	$85

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2020	2019
ATC billings to WPL	$28	$27
WPL billings to ATC	3	4

WPL owed ATC net amounts of $8 million as of March 31, 2020 and $9 million as of December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2019 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2020 HIGHLIGHTS

Key highlights since the filing of the 2019 Form 10-K include the following:

COVID-19:
The outbreak of COVID-19 has become a global pandemic and Alliant Energy’s service territories are not immune to the challenges presented by COVID-19. Despite these challenges, Alliant Energy, IPL and WPL continue to focus on providing the critical, reliable service their customers depend on, while emphasizing the health and welfare of their employees, customers and communities. Alliant Energy, IPL and WPL have not experienced significant impacts on their overall business operations, financial condition, results of operations or cash flows for the three months ended March 31, 2020; however, the degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities. Actual and potential impacts from COVID-19 include, but are not limited to, the following:

Operational and Supply Chain Impacts - Alliant Energy has modified certain business practices to help ensure the health and safety of its employees, contractors, customers and vendors consistent with orders and best practices issued by government and regulatory authorities. For example, Alliant Energy implemented its business continuity and pandemic plans for critical items and services, including travel restrictions, social distancing, working-from-home protocols, and rescheduling of planned EGU outages. Alliant Energy has also temporarily suspended service disconnects, has waived late payment fees for its customers, and has modified reconnect service procedures to ensure continuity of service for customers unable to pay their bills and consistency with regulatory orders.

While Alliant Energy has not experienced any significant issues to-date, it continues to monitor potential disruptions or constraints in materials and supplies from key suppliers. In addition, Alliant Energy’s construction projects are currently progressing as planned with added safety protocols, and while it continues to monitor its supply chain, there have been no immediate disruptions. Currently, Alliant Energy expects its large renewable construction projects to be placed in service as previously planned to meet the timing requirements to qualify for the maximum renewable tax credits. In addition, Alliant Energy does not currently expect any material changes to its construction and acquisition expenditures plans disclosed in the 2019 Form 10-K.

Alliant Energy has not experienced, and currently does not expect, an interruption in its ability to provide electric and natural gas services to its customers. In addition, Alliant Energy currently expects to incur incremental direct expenses related to certain of these operational changes and does expect them to have a material impact on its results of operations.

Customer Impacts - COVID-19 has resulted in widespread travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. In April 2020, as compared to April 2019, Alliant Energy’s retail electric residential temperature-normalized sales increased 5%, and its retail electric commercial and industrial temperature-normalized sales decreased 13% in aggregate. From a sensitivity perspective, Alliant Energy currently estimates that an annual 1% increase/decrease in sales for each customer type would result in corresponding annual impacts of $0.02 EPS for its retail electric residential customers, $0.01 EPS for its retail electric commercial customers and $0.01 EPS for its retail electric industrial customers. As both Iowa and Wisconsin have currently extended travel restrictions and social distancing guidelines into May, Alliant Energy currently expects that these sales changes experienced in April 2020 will continue.

Liquidity and Capital Resources Impacts - In response to the uncertainty of the impacts of COVID-19, Alliant Energy enhanced its liquidity position in the first quarter of 2020 by settling $222 million under the equity forward sale agreements, AEF accelerating the refinancing of its $300 million term-loan credit agreement that would have been due in April 2020, and in April 2020, WPL issued $350 million of debentures due 2050. In March 2020, Alliant Energy and WPL borrowed under the single credit facility for a portion of their cash needs to obtain more favorable interest rates than available in the commercial paper market. This single credit facility also allows borrowing capacity to shift among Alliant Energy (at the parent company level), IPL and WPL as needed. IPL and WPL have $200 million and $150 million of long-term debt maturities in 2020, respectively, and there are no other material long-term debt maturities in 2020 and 2021. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source; however, if customer arrears were to exceed certain levels, IPL’s access to the program may be restricted.

Alliant Energy, IPL and WPL currently expect to maintain compliance with the financial covenants of the credit facility agreement, and Alliant Energy currently expects to maintain compliance with the financial covenants in AEF’s term loan credit agreement. In addition, Alliant Energy currently expects to have adequate liquidity to fulfill its contractual obligations, access to capital markets and continue with its planned quarterly dividend payments.

Credit Risk Impacts - Alliant Energy’s temporary suspension of service disconnects and waivers of late payment fees for its customers, as well as broad economic factors, may negatively impact our customers’ abilities to pay, which could increase customer arrears and bad debts, and negatively impact Alliant Energy’s cash flows from operations. Currently, Alliant Energy does not anticipate any material credit risk related to its commodity transactions. In addition, Alliant Energy recorded an $8 million credit loss charge in the first quarter of 2020 related to legacy guarantees associated with an affiliate of Whiting Petroleum, partly as a result of the increasing concerns and impacts from the pandemic on the depressed oil industry.

Regulatory Impacts - In March 2020, WPL received authorization from the PSCW to defer certain incremental costs incurred resulting from COVID-19, including bad debt expenses and foregone revenues from late payment fees and deposits. In May 2020, IPL received notification from the IUB that it may file a proposal for utilization of a regulatory asset account to track increased expenses and other financial impacts incurred after March 1, 2020 resulting from COVID-19. The recovery of any authorized deferrals will be addressed in future regulatory proceedings. For the three months ended March 31, 2020, such amounts were not material.

Legislative Impacts - In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The most significant provision of the CARES Act for Alliant Energy relates to an acceleration of refunds of existing alternative minimum tax credits to improve liquidity. Alliant Energy has requested $11 million of credits to be received in 2020 that otherwise would have been received in 2021 and 2022. Other provisions of the CARES Act that Alliant Energy is currently evaluating include deferral of 2020 remaining pension contributions and payroll taxes to 2021 and 2022. In addition, the CARES Act provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs. The CARES Act also provides financial support for certain of Alliant Energy’s small business customers.

Rate Matters:

•
Final retail electric rates for IPL’s 2020 Forward-looking Test Period rate review were effective February 26, 2020. Effective with the implementation of final rates, IPL started to recover a return of and return on its new wind generation placed in service in 2019 and 2020 through the renewable energy rider.

•
In May 2020, WPL filed an application with the PSCW to maintain its current retail electric and gas base rates, authorized return on common equity, regulatory capital structure and earnings sharing mechanism through the end of 2021. WPL’s proposal utilizes anticipated fuel-related cost savings in 2021 to offset the revenue requirement impacts of the Kossuth wind farm expected to be placed in service in late 2020. In addition, WPL’s proposal utilizes excess deferred tax benefits to partially offset the revenue requirement of the expansion of its gas distribution system in Western Wisconsin also expected to be placed in service in late 2020. WPL’s proposal also seeks additional flexibility to mitigate certain cost impacts outside the control of the Company due to the COVID-19 pandemic if circumstances warrant.

Customer Investments:

•	In March 2020, IPL completed the construction of the Golden Plains wind farm in Iowa (200 megawatts).

•	In April 2020, WPL received authorization from the PSCW to expand its gas distribution system in Western Wisconsin, which is currently expected to be completed in 2020.

Financings:

•
In March 2020, Alliant Energy settled $222 million under the equity forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share.

•
In March 2020, AEF entered into a $300 million variable rate (1% as of March 31, 2020) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2022, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020.

•
In April 2020, WPL issued $350 million of 3.65% debentures due 2050. The net proceeds from the issuance were used by WPL to reduce borrowings under the single credit facility, which currently expires in August 2023, and for general corporate purposes.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended March 31 were as follows (dollars in millions, except per share amounts):

	2020		2019
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$175.4	$0.72	$122.0	$0.52
ATC Holdings	7.7	0.03	7.1	0.03
Non-utility and Parent	(13.1)	(0.05)	(4.0)	(0.02)
Alliant Energy Consolidated	$170.0	$0.70	$125.1	$0.53

Alliant Energy’s Utilities and Corporate Services net income increased by $53 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base. These items were partially offset by lower electric and gas sales volumes largely caused by warmer than normal temperatures in early 2020 and higher depreciation expense. For the three months ended March 31, 2020, Alliant Energy did not experience a significant impact as a result of COVID-19.

Alliant Energy’s Non-utility and Parent net loss increased by $9 million for the three-month period primarily due to the credit loss charge related to legacy guarantees associated with an affiliate of Whiting Petroleum.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2020	2019	2020	2019	2020	2019
Operating income	$188.3	$176.8	$96.7	$73.5	$93.8	$98.1
Electric utility revenues	$730.3	$743.4	$424.8	$419.8	$305.5	$323.6
Electric production fuel and purchased power expenses	(184.1)	(218.4)	(106.2)	(128.9)	(77.9)	(89.5)
Electric transmission service expense	(122.2)	(123.0)	(84.5)	(87.7)	(37.7)	(35.3)
Utility Electric Margin (non-GAAP)	424.0	402.0	234.1	203.2	189.9	198.8
Gas utility revenues	152.2	215.8	83.0	124.6	69.2	91.2
Cost of gas sold	(85.0)	(121.6)	(44.2)	(63.3)	(40.8)	(58.3)
Utility Gas Margin (non-GAAP)	67.2	94.2	38.8	61.3	28.4	32.9
Other utility revenues	11.6	11.1	11.1	10.7	0.5	0.4
Non-utility revenues	21.6	16.9	—	—	—	—
Other operation and maintenance expenses	(162.2)	(181.2)	(86.6)	(108.0)	(54.2)	(63.5)
Depreciation and amortization expenses	(146.3)	(136.9)	(85.9)	(77.1)	(59.1)	(58.6)
Taxes other than income tax expense	(27.6)	(29.3)	(14.8)	(16.6)	(11.7)	(11.9)
Operating income	$188.3	$176.8	$96.7	$73.5	$93.8	$98.1

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2020 compared to the same period in 2019 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$22	$31	($9)
Total lower utility gas margin variance (Refer to details below)	(27)	(23)	(5)
Total lower other operation and maintenance expenses variance (Refer to details below)	19	21	9
Higher depreciation and amortization expense primarily due to additional plant in service in 2019 and 2020, including IPL’s new wind generation	(9)	(9)	(1)
Other	7	3	2
	$12	$23	($4)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Retail	$659.0	$664.5	6,125	6,352	$140.4	$200.8	22,022	26,379
Sales for resale	57.7	63.5	1,879	1,424	N/A	N/A	N/A	N/A
Transportation/Other	13.6	15.4	18	26	11.8	15.0	28,816	25,370
	$730.3	$743.4	8,022	7,802	$152.2	$215.8	50,838	51,749

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Retail	$388.3	$380.2	3,482	3,629	$75.2	$115.9	11,621	13,993
Sales for resale	27.9	32.0	1,251	927	N/A	N/A	N/A	N/A
Transportation/Other	8.6	7.6	10	9	7.8	8.7	11,294	11,007
	$424.8	$419.8	4,743	4,565	$83.0	$124.6	22,915	25,000

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Retail	$270.7	$284.3	2,643	2,723	$65.2	$84.9	10,401	12,386
Sales for resale	29.8	31.5	628	497	N/A	N/A	N/A	N/A
Transportation/Other	5.0	7.8	8	17	4.0	6.3	17,522	14,363
	$305.5	$323.6	3,279	3,237	$69.2	$91.2	27,923	26,749

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes decreased 4% and 17%, respectively, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to warmer than normal temperatures in early 2020 in Alliant Energy’s service territories. For the three months ended March 31, 2020, COVID-19 impacts on sales volumes resulted in increases for residential electric and gas sales volumes and decreases for commercial and industrial sales. The net decrease in sales from COVID-19 impacts were offset by the increases from the additional day due to leap year.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2020	2019	Change	2020	2019	Change
IPL	($3)	$6	($9)	($2)	$3	($5)
WPL	(3)	4	(7)	(1)	2	(3)
Total Alliant Energy	($6)	$10	($16)	($3)	$5	($8)

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2020 compared to the same period in 2019 as follows (in millions):

	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric final and interim rate increases effective February 2020 and April 2019, respectively (a)	$30	$30	$—
Estimated changes in sales volumes caused by temperatures	(16)	(9)	(7)
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	5	5	—
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	2	2	—
Other	1	3	(2)
	$22	$31	($9)

(a)
IPL’s interim retail electric base rate increase was effective April 1, 2019 and final retail electric base rate increase was effective February 26, 2020. Effective with final rates, the recovery of, and return on, IPL’s new wind generation placed in service in 2019 and 2020 is provided through the renewable energy rider. Both interim and final rate increases include a reduction for anticipated production tax credits for IPL’s new wind generation. This reduction is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from this new wind generation.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three months ended March 31, 2020 compared to the same period in 2019 as follows (in millions):

	Alliant Energy	IPL	WPL
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	($22)	($22)	$—
Estimated changes in sales volumes caused by temperatures	(8)	(5)	(3)
Impact of IPL’s retail gas rate increase effective January 2020	6	6	—
Other	(3)	(2)	(2)
	($27)	($23)	($5)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2020 compared to the same period in 2019 as follows (in millions):

	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (primarily offset by lower gas revenues)	$20	$20	$—
Lower performance compensation expense	3	1	2
Lower (higher) generation operation and maintenance expenses	1	(2)	3
Credit loss charge related to guarantees for an affiliate of Whiting Petroleum (Refer to Note 13(c))	(8)	—	—
Other	3	2	4
	$19	$21	$9

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2020 compared to the same period in 2019 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	($3)	($5)	$—
Higher (lower) allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center and new wind generation	(2)	(6)	4
Other	5	1	1
	$—	($10)	$5

Income Taxes - Alliant Energy’s overall effective income tax rates were (12.2%) and 10.6% for the three months ended March 31, 2020 and 2019, respectively. The decrease in effective income tax rate is primarily due to increases in production tax credits as a result of increased wind production in 2020 and increases of amortization of excess deferred taxes primarily at WPL. WPL’s 2020 increased revenue requirements are offset by returning to customers a portion of the excess deferred income tax credits from Federal Tax Reform. Excess deferred income taxes and production tax credits are recognized based on an estimated annual effective tax rate, which contributed to a positive variance in the first quarter. This positive variance is expected to continue through the first half of the year and reverse in the second half of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2019 Form 10-K has not changed materially, except as described below.

COVID-19 Considerations - Refer to “2020 Highlights” for discussion of COVID-19 and the current and expected impacts on Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources.

Liquidity Position - At March 31, 2020, Alliant Energy had $55 million of cash and cash equivalents, $730 million ($362 million at the parent company, $250 million at IPL and $118 million at WPL) of available capacity under the single revolving credit facility and $74 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2020 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Cash, cash equivalents and restricted cash, January 1	$17.7	$25.5	$9.3	$12.4	$4.4	$9.2
Cash flows from (used for):
Operating activities	160.2	181.1	25.1	76.7	148.2	122.2
Investing activities	(179.6)	(364.8)	(52.9)	(221.8)	(124.5)	(120.3)
Financing activities	60.3	176.0	43.5	139.6	(5.4)	(6.4)
Net increase (decrease)	40.9	(7.7)	15.7	(5.5)	18.3	(4.5)
Cash, cash equivalents and restricted cash, March 31	$58.6	$17.8	$25.0	$6.9	$22.7	$4.7

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	($24)	($14)	($10)
Changes in levels of gas stored underground	(19)	(7)	(12)
Changes in levels of production fuel	(17)	(21)	4
Changes in income taxes paid/refunded	(7)	(7)	—
Higher collections from IPL’s retail electric and gas base rate increases	36	36	—
Lower purchased power capacity payments at WPL	15	—	15
Other (primarily due to other changes in working capital)	(5)	(39)	29
	($21)	($52)	$26

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower utility construction and acquisition expenditures (a)	$96	$96	$—
Changes in the amount of cash receipts on sold receivables	69	69	—
Expenditures for new acquisitions at AEF in 2019	13	—	—
Other	7	4	(4)
	$185	$169	($4)

(a)	Largely due to lower expenditures for IPL’s expansion of wind generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Higher payments to retire long-term debt	($300)	$—	$—
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(255)	(65)	(19)
Higher net proceeds from issuance of long-term debt	300	—	—
Higher net proceeds from common stock issuances	174	—	—
Higher capital contributions from WPL’s parent company, Alliant Energy	—	—	25
Other (includes higher dividend payments in 2020)	(35)	(31)	(5)
	($116)	($96)	$1

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2020.

Long-term Debt - Refer to Note 6(b) for discussion of WPL’s issuance of long-term debt and AEF’s issuance and retirement of long-term debt in 2020.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2019 Form 10-K and has not changed materially from the items reported in the 2019 Form 10-K, except for the items described in Notes 3, 6 and 13.

OTHER MATTERS

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2019 Form 10-K has not changed materially, except as described below.

Contingencies - Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and would result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then current available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of March 31, 2020, Alliant Energy currently estimates the exposure to be the affiliate’s share of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information and is primarily a probability-weighted approach, which utilizes probability-weighted amounts in a range of possible estimated amounts. Factors considered in the methodology include Whiting Petroleum’s specific credit ratings and credit default metrics, as well as the affiliate’s share of forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy by Whiting Petroleum. Note 1(c) provides discussion of the adoption of the new accounting standard for credit losses. Note 13(c) provides further discussion of contingencies assessed at January 1, 2020 and March 31, 2020, including impacts to Alliant Energy Resources, LLC’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum and to the other partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2019 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2020.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting. Alliant Energy, IPL and WPL have not experienced any material impact to their internal control over financial reporting due to the COVID-19 pandemic, and continue to monitor and assess the impact COVID-19 has on their internal controls.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2019 Form 10-K have not changed materially, except as described below.

The recent outbreak of the novel coronavirus (COVID-19) pandemic could adversely affect our business functions, financial condition, results of operations and cash flows - The continued spread of the novel coronavirus (COVID-19) has resulted in widespread impacts on the economy and could lead to a prolonged reduction in economic activity, disruptions to supply chains and capital markets, and reduced labor availability and productivity. The COVID-19 pandemic has impacted and may continue to impact the economic conditions in our service territories, which may adversely impact our sales and our customers’ abilities to pay their bills. Travel and transportation restrictions and closures of commercial spaces and industrial facilities have been imposed in and across the U.S., including in the service territories in which we operate. Governmental and regulatory responses to COVID-19 include suspending service disconnects and waiving late fees, which may increase customer account arrears, possibly increasing our allowance for doubtful accounts and decreasing our cash flows.

Although we expect an increase in residential sales due to these closures, our commercial and industrial sales may be significantly reduced. The negative impacts on the economy could adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements. The negative impacts on the economy could also adversely impact the ability of counterparties to meet contractual payment obligations, including guarantees, or deliver contracted commodities and other goods or services at the contracted price, which could increase company expenses. Our access to the capital markets could be adversely affected by COVID-19, which could cause us to need alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital.

Travel bans and restrictions, quarantines, shelter in place orders and shutdowns may cause disruptions in supply chains or access to labor that may adversely impact our planned construction projects, our ability to satisfy compliance requirements, or our operations, including our ability to maintain reliable electric and gas service. This may cause us to miss milestones on construction projects and experience operational delays, which, in the case of renewable energy projects, could delay our completion of such projects past the in-service dates required to qualify for the maximum general production tax credits or investment tax credits for investments in such renewable energy projects. We have already modified certain business practices consistent with government restrictions and best practices encouraged by government and regulatory authorities and are developing and implementing risk mitigation plans for critical items and services required to continue our operations. The effects of these government restrictions could adversely impact implementation of our regulatory plans and our operations. If our workforce contracts COVID-19, it could negatively impact our operations, including our ability to maintain reliable electric and gas service.

The degree to which COVID-19 may impact our business operations, financial condition and results of operations is unknown at this time and will depend on future developments, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, possible resurgence of the disease at a later date, and further actions that may be taken by governmental and regulatory authorities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2020 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	3,552	$55.10	—	N/A
February 1 through February 29	2,314	60.13	—	N/A
March 1 through March 31	1,175	56.91	—	N/A
	7,041	57.05	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1	Officers’ Certificate, dated as of April 2, 2020, creating WPL’s 3.65% Debentures due April 1, 2050 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed April 2, 2020 (File No. 0-337))
10.1
Term Loan Credit Agreement, dated as of March 3, 2020, among AEF, Alliant Energy, KeyBank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 5, 2020 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2020.

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

