Form 10-Q
period 2020-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2020-08-10
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2020:
Alliant Energy Corporation, Common Stock, $0.01 par value, 249,644,352 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2019 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2019	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUB	Iowa Utilities Board
ATC	American Transmission Company LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
DAEC	Duane Arnold Energy Center	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PPA	Purchased power agreement
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	Whiting Petroleum	Whiting Petroleum Corporation
Financial Statements	Condensed Consolidated Financial Statements	WPL	Wisconsin Power and Light Company
FTR	Financial transmission right

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

•
any material post-closing payments related to any past asset divestitures, including the sale of Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;

1

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

•	the impacts of changes in tax rates, including adjustments made to deferred tax assets and liabilities;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Electric utility	$675.2	$691.2	$1,405.5	$1,434.6
Gas utility	58.9	65.2	211.1	281.0
Other utility	10.1	10.9	21.7	22.0
Non-utility	18.9	22.9	40.5	39.8
Total revenues	763.1	790.2	1,678.8	1,777.4
Operating expenses:
Electric production fuel and purchased power	163.5	164.8	347.6	383.2
Electric transmission service	71.6	112.4	193.8	235.4
Cost of gas sold	20.9	20.4	105.9	142.0
Other operation and maintenance	159.8	172.3	322.0	353.5
Depreciation and amortization	152.1	142.9	298.4	279.8
Taxes other than income taxes	27.1	27.6	54.7	56.9
Total operating expenses	595.0	640.4	1,322.4	1,450.8
Operating income	168.1	149.8	356.4	326.6
Other (income) and deductions:
Interest expense	69.6	69.2	138.5	135.5
Equity income from unconsolidated investments, net	(17.4)	(12.7)	(30.8)	(23.6)
Allowance for funds used during construction	(15.2)	(18.3)	(38.2)	(43.7)
Other	2.5	3.3	4.4	7.3
Total other (income) and deductions	39.5	41.5	73.9	75.5
Income before income taxes	128.6	108.3	282.5	251.1
Income tax expense (benefit)	(8.3)	11.2	(27.0)	26.3
Net income	136.9	97.1	309.5	224.8
Preferred dividend requirements of Interstate Power and Light Company	2.5	2.5	5.1	5.1
Net income attributable to Alliant Energy common shareowners	$134.4	$94.6	$304.4	$219.7
Weighted average number of common shares outstanding:
Basic	249.6	237.5	247.0	237.0
Diluted	249.8	238.1	247.2	237.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.54	$0.40	$1.23	$0.93

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$208.1	$16.3
Accounts receivable, less allowance for expected credit losses	386.5	402.1
Production fuel, at weighted average cost	78.0	77.7
Gas stored underground, at weighted average cost	36.8	49.1
Materials and supplies, at weighted average cost	107.0	100.5
Regulatory assets	94.5	86.4
Other	133.4	143.4
Total current assets	1,044.3	875.5
Property, plant and equipment, net	13,936.4	13,527.1
Investments:
ATC Holdings	326.1	320.1
Other	147.1	147.7
Total investments	473.2	467.8
Other assets:
Regulatory assets	1,748.5	1,758.3
Deferred charges and other	67.3	72.0
Total other assets	1,815.8	1,830.3
Total assets	$17,269.7	$16,700.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7.4	$657.2
Commercial paper	185.4	337.4
Accounts payable	429.9	422.3
Regulatory liabilities	211.4	212.0
Other	386.8	425.2
Total current liabilities	1,220.9	2,054.1
Long-term debt, net (excluding current portion)	6,572.4	5,533.0
Other liabilities:
Deferred tax liabilities	1,761.3	1,714.0
Regulatory liabilities	1,159.6	1,211.6
Pension and other benefit obligations	450.2	484.0
Other	357.0	298.9
Total other liabilities	3,728.1	3,708.5
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 249,644,352 and 245,022,800 shares	2.5	2.5
Additional paid-in capital	2,683.1	2,445.9
Retained earnings	2,873.5	2,765.4
Accumulated other comprehensive income (loss)	(0.6)	1.3
Shares in deferred compensation trust - 367,493 and 381,232 shares at a weighted average cost of $27.86 and $26.24 per share	(10.2)	(10.0)
Total Alliant Energy Corporation common equity	5,548.3	5,205.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	5,748.3	5,405.1
Total liabilities and equity	$17,269.7	$16,700.7

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$309.5	$224.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	298.4	279.8
Deferred tax expense (benefit) and tax credits	(28.8)	19.9
Equity component of allowance for funds used during construction	(26.8)	(30.8)
Other	26.6	13.5
Other changes in assets and liabilities:
Accounts receivable	(197.9)	(199.7)
Accounts payable	8.3	(33.1)
Regulatory liabilities	(63.4)	(26.1)
Pension and other benefit obligations	(33.8)	(21.7)
Deferred income taxes	81.9	34.3
Other	(54.3)	16.0
Net cash flows from operating activities	319.7	276.9
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(584.0)	(652.5)
Other	(24.3)	(54.1)
Cash receipts on sold receivables	209.9	125.5
Other	6.1	(25.9)
Net cash flows used for investing activities	(392.3)	(607.0)
Cash flows from financing activities:
Common stock dividends	(187.6)	(167.8)
Proceeds from issuance of common stock, net	234.8	60.6
Proceeds from issuance of long-term debt	1,050.0	650.0
Payments to retire long-term debt	(653.7)	(3.4)
Net change in commercial paper	(152.0)	(50.7)
Other	(27.2)	(9.9)
Net cash flows from financing activities	264.3	478.8
Net increase in cash, cash equivalents and restricted cash	191.7	148.7
Cash, cash equivalents and restricted cash at beginning of period	17.7	25.5
Cash, cash equivalents and restricted cash at end of period	$209.4	$174.2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($138.1)	($132.7)
Income taxes, net	($5.0)	$2.5
Significant non-cash investing and financing activities:
Accrued capital expenditures	$208.3	$187.4
Beneficial interest obtained in exchange for securitized accounts receivable	$194.1	$214.6

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Electric utility	$388.4	$392.3	$813.2	$812.1
Gas utility	33.9	38.4	116.9	163.0
Steam and other	9.6	10.5	20.7	21.2
Total revenues	431.9	441.2	950.8	996.3
Operating expenses:
Electric production fuel and purchased power	96.0	83.3	202.2	212.2
Electric transmission service	34.0	77.4	118.5	165.1
Cost of gas sold	12.4	10.8	56.6	74.1
Other operation and maintenance	97.5	97.4	184.1	205.4
Depreciation and amortization	88.7	82.6	174.6	159.7
Taxes other than income taxes	14.6	15.2	29.4	31.8
Total operating expenses	343.2	366.7	765.4	848.3
Operating income	88.7	74.5	185.4	148.0
Other (income) and deductions:
Interest expense	34.8	31.5	69.3	60.9
Allowance for funds used during construction	(5.6)	(7.9)	(15.4)	(23.7)
Other	1.0	1.5	1.9	3.4
Total other (income) and deductions	30.2	25.1	55.8	40.6
Income before income taxes	58.5	49.4	129.6	107.4
Income tax expense (benefit)	(3.8)	1.9	(17.9)	4.0
Net income	62.3	47.5	147.5	103.4
Preferred dividend requirements	2.5	2.5	5.1	5.1
Net income available for common stock	$59.8	$45.0	$142.4	$98.3
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$203.5	$9.3
Accounts receivable, less allowance for expected credit losses	208.9	202.8
Production fuel, at weighted average cost	54.8	47.1
Gas stored underground, at weighted average cost	10.4	21.7
Materials and supplies, at weighted average cost	60.4	55.0
Regulatory assets	54.0	43.5
Other	32.5	30.0
Total current assets	624.5	409.4
Property, plant and equipment, net	7,666.3	7,480.7
Other assets:
Regulatory assets	1,350.9	1,355.8
Deferred charges and other	37.9	31.6
Total other assets	1,388.8	1,387.4
Total assets	$9,679.6	$9,277.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$200.0
Accounts payable	207.3	207.0
Regulatory liabilities	131.1	115.9
Other	293.8	307.6
Total current liabilities	632.2	830.5
Long-term debt, net (excluding current portion)	3,343.5	2,947.3
Other liabilities:
Deferred tax liabilities	1,012.7	1,008.0
Regulatory liabilities	586.8	598.8
Pension and other benefit obligations	160.1	167.7
Other	273.2	253.4
Total other liabilities	2,032.8	2,027.9
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	2,522.8	2,347.8
Retained earnings	914.9	890.6
Total Interstate Power and Light Company common equity	3,471.1	3,271.8
Cumulative preferred stock	200.0	200.0
Total equity	3,671.1	3,471.8
Total liabilities and equity	$9,679.6	$9,277.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$147.5	$103.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	174.6	159.7
Deferred tax benefit and tax credits	(20.9)	(11.7)
Other	(5.8)	(14.9)
Other changes in assets and liabilities:
Accounts receivable	(218.7)	(209.3)
Accounts payable	26.1	(17.0)
Deferred income taxes	25.6	25.3
Other	(51.2)	53.5
Net cash flows from operating activities	77.2	89.0
Cash flows used for investing activities:
Construction and acquisition expenditures	(309.6)	(449.5)
Cash receipts on sold receivables	209.9	125.5
Other	(25.5)	(30.5)
Net cash flows used for investing activities	(125.2)	(354.5)
Cash flows from financing activities:
Common stock dividends	(118.1)	(83.9)
Capital contributions from parent	175.0	100.0
Proceeds from issuance of long-term debt	400.0	300.0
Payments to retire long-term debt	(200.0)	—
Net change in commercial paper	—	(50.4)
Other	(14.7)	(6.2)
Net cash flows from financing activities	242.2	259.5
Net increase (decrease) in cash, cash equivalents and restricted cash	194.2	(6.0)
Cash, cash equivalents and restricted cash at beginning of period	9.3	12.4
Cash, cash equivalents and restricted cash at end of period	$203.5	$6.4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($71.6)	($58.3)
Income taxes, net	$7.3	$12.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$93.8	$117.4
Beneficial interest obtained in exchange for securitized accounts receivable	$194.1	$214.6

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Electric utility	$286.8	$298.9	$592.3	$622.5
Gas utility	25.0	26.8	94.2	118.0
Other	0.5	0.4	1.0	0.8
Total revenues	312.3	326.1	687.5	741.3
Operating expenses:
Electric production fuel and purchased power	67.5	81.5	145.4	171.0
Electric transmission service	37.6	35.0	75.3	70.3
Cost of gas sold	8.5	9.6	49.3	67.9
Other operation and maintenance	53.2	62.4	107.4	125.9
Depreciation and amortization	62.0	59.1	121.1	117.7
Taxes other than income taxes	11.8	11.5	23.5	23.4
Total operating expenses	240.6	259.1	522.0	576.2
Operating income	71.7	67.0	165.5	165.1
Other (income) and deductions:
Interest expense	27.3	26.1	52.4	51.9
Allowance for funds used during construction	(9.5)	(10.4)	(22.7)	(20.0)
Other	0.8	1.6	1.3	3.2
Total other (income) and deductions	18.6	17.3	31.0	35.1
Income before income taxes	53.1	49.7	134.5	130.0
Income tax expense (benefit)	(4.5)	7.7	(12.7)	22.3
Net income	$57.6	$42.0	$147.2	$107.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.2	$4.4
Accounts receivable, less allowance for expected credit losses	166.9	190.9
Production fuel, at weighted average cost	23.1	30.6
Gas stored underground, at weighted average cost	26.4	27.4
Materials and supplies, at weighted average cost	44.3	43.1
Regulatory assets	40.5	42.9
Other	52.1	103.4
Total current assets	356.5	442.7
Property, plant and equipment, net	5,867.2	5,638.3
Other assets:
Regulatory assets	397.6	402.5
Deferred charges and other	27.1	23.0
Total other assets	424.7	425.5
Total assets	$6,648.4	$6,506.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150.0
Commercial paper	37.9	168.2
Accounts payable	183.0	159.9
Accounts payable to associated companies	28.9	41.8
Regulatory liabilities	80.3	96.1
Other	79.5	74.3
Total current liabilities	409.6	690.3
Long-term debt, net (excluding current portion)	2,129.4	1,782.7
Other liabilities:
Deferred tax liabilities	667.4	626.2
Regulatory liabilities	572.8	612.8
Finance lease obligations - Sheboygan Falls Energy Facility	46.7	51.4
Pension and other benefit obligations	201.8	210.8
Other	168.9	168.7
Total other liabilities	1,657.6	1,669.9
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	1,459.0	1,434.0
Retained earnings	926.6	863.4
Total Wisconsin Power and Light Company common equity	2,451.8	2,363.6
Total liabilities and equity	$6,648.4	$6,506.5

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$147.2	$107.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	121.1	117.7
Other	(18.9)	17.0
Other changes in assets and liabilities:
Accounts receivable	23.1	7.6
Regulatory liabilities	(63.3)	(18.4)
Deferred income taxes	53.2	11.2
Other	(6.1)	(34.6)
Net cash flows from operating activities	256.3	208.2
Cash flows used for investing activities:
Construction and acquisition expenditures	(274.4)	(203.0)
Other	14.6	(15.0)
Net cash flows used for investing activities	(259.8)	(218.0)
Cash flows from financing activities:
Common stock dividends	(84.0)	(72.0)
Capital contributions from parent	25.0	—
Proceeds from issuance of long-term debt	350.0	350.0
Payments to retire long-term debt	(150.0)	—
Net change in commercial paper	(130.3)	(105.5)
Other	(8.4)	(7.4)
Net cash flows from financing activities	2.3	165.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(1.2)	155.3
Cash, cash equivalents and restricted cash at beginning of period	4.4	9.2
Cash, cash equivalents and restricted cash at end of period	$3.2	$164.5
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($49.7)	($51.7)
Income taxes, net	$1.1	($6.5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$113.7	$66.4

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

In March 2020, COVID-19 was declared a global pandemic, which has resulted in widespread travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. For the three and six months ended June 30, 2020, Alliant Energy, IPL and WPL considered the impact of COVID-19 on their overall business operations, financial condition, results of operations and cash flows, along with assumptions and estimates used. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy, IPL and WPL have experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. The degree to which the COVID-19 pandemic may impact Alliant Energy, IPL and WPL in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At June 30, 2020, Alliant Energy’s and IPL’s cash and cash equivalents included $198.3 million and $198.3 million of money market fund investments, with weighted average interest rates of 0.1% and 0.1%, respectively.

NOTE 1(c) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as impacts related to COVID-19 and related regulatory actions, and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts.

NOTE 1(d) New Accounting Standards -
Credit Losses - In June 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables, certain other assets and off-balance sheet credit exposures. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 using a modified retrospective method of adoption, which required cumulative effect adjustments to retained earnings on January 1, 2020. IPL and WPL did not record a cumulative effect adjustment to retained earnings and Alliant Energy recorded a pre-tax $12 million (after-tax $8.7 million) cumulative effect adjustment to decrease retained earnings related to Alliant Energy’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum (refer to Note 13(c) for further discussion). This adjustment is included in “Adoption of new accounting standard” in Alliant Energy’s summary of changes in shareowners’ equity in Note 5 for the six months ended June 30, 2020.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Tax-related	$842.5	$817.6	$797.4	$776.8	$45.1	$40.8
Pension and OPEB costs	501.2	524.0	251.3	262.5	249.9	261.5
Assets retired early	122.9	134.0	81.8	87.9	41.1	46.1
Asset retirement obligations	114.0	111.8	78.2	76.2	35.8	35.6
IPL’s DAEC PPA amendment	109.4	108.2	109.4	108.2	—	—
Derivatives	47.0	39.5	20.5	18.3	26.5	21.2
Emission allowances	19.8	21.1	19.8	21.1	—	—
Other	86.2	88.5	46.5	48.3	39.7	40.2
	$1,843.0	$1,844.7	$1,404.9	$1,399.3	$438.1	$445.4

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Tax-related	$779.0	$835.6	$343.6	$350.9	$435.4	$484.7
Cost of removal obligations	385.8	387.7	256.4	257.0	129.4	130.7
Electric transmission cost recovery	66.3	88.6	30.7	51.3	35.6	37.3
Commodity cost recovery	30.1	24.2	14.0	8.8	16.1	15.4
Derivatives	28.8	19.9	26.3	17.4	2.5	2.5
WPL’s earnings sharing mechanism	20.4	21.9	—	—	20.4	21.9
Other	60.6	45.7	46.9	29.3	13.7	16.4
	$1,371.0	$1,423.6	$717.9	$714.7	$653.1	$708.9

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the six months ended June 30, 2020, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily from returning a portion of these excess deferred tax benefits back to customers.

Electric transmission cost recovery - In the second quarter of 2020, pursuant to a June 2020 IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates, which resulted in a corresponding reduction to “Electric transmission service” expense in Alliant Energy’s and IPL’s income statements for the three and six months ended June 30, 2020.

Refer to Note 13(f) for discussion of refunds received by IPL and WPL in the second quarter of 2020 related to MISO transmission owner return on equity complaints.

NOTE 3. RECEIVABLES
Note 3(a) Accounts Receivable - Details for accounts receivable included on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Customer	$92.7	$91.6	$—	$—	$82.4	$83.5
Unbilled utility revenues	68.2	82.1	—	—	68.2	82.1
Deferred proceeds	194.1	187.7	194.1	187.7	—	—
Other	41.5	48.0	16.5	16.3	24.5	31.4
Allowance for expected credit losses	(10.0)	(7.3)	(1.7)	(1.2)	(8.2)	(6.1)
	$386.5	$402.1	$208.9	$202.8	$166.9	$190.9

Note 3(b) Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2020, IPL had $89 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2020	2019	2020	2019
Maximum outstanding aggregate cash proceeds	$65.0	$25.0	$96.0	$108.0
Average outstanding aggregate cash proceeds	11.1	2.6	17.3	41.6

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2020	December 31, 2019
Customer accounts receivable	$113.5	$124.7
Unbilled utility revenues	92.3	95.5
Other receivables	0.4	0.9
Receivables sold to third party	206.2	221.1
Less: cash proceeds	1.0	27.0
Deferred proceeds	205.2	194.1
Less: allowance for expected credit losses	11.1	6.4
Fair value of deferred proceeds	$194.1	$187.7

As of June 30, 2020, outstanding receivables past due under the Receivables Agreement were $25.1 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2020	2019	2020	2019
Collections	$453.0	$487.7	$994.4	$1,043.5
Write-offs, net of recoveries	1.2	2.6	3.3	8.1

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2020	2019	2020	2019
ATC Holdings	($13.5)	($10.0)	($24.5)	($19.5)
Non-utility wind farm in Oklahoma	(1.9)	(1.3)	(4.1)	(2.4)
Other	(2.0)	(1.4)	(2.2)	(1.7)
	($17.4)	($12.7)	($30.8)	($23.6)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2020	245,022,800
Equity forward agreements	4,275,127
Shareowner Direct Plan	248,220
Equity-based compensation plans	98,205
Shares outstanding, June 30, 2020	249,644,352

Equity Forward Agreements - In November 2019, Alliant Energy entered into forward sale agreements with a counterparty in connection with a public offering of 4,275,127 shares of Alliant Energy common stock. The initial forward sale price of $52.235 per share was subject to daily adjustment based on a floating interest rate factor, and decreased by other fixed amounts specified in the forward sale agreements. In the first quarter of 2020, Alliant Energy settled $222 million under the forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$2.5	$2,674.1	$2,833.7	$2.0	($9.9)	$200.0	$5,702.4
Net income attributable to Alliant Energy common shareowners			134.4				134.4
Common stock dividends ($0.38 per share)			(94.6)				(94.6)
Shareowner Direct Plan issuances		6.4					6.4
Equity-based compensation plans and other		2.6			(0.3)		2.3
Other comprehensive loss, net of tax				(2.6)			(2.6)
Ending balance, June 30, 2020	$2.5	$2,683.1	$2,873.5	($0.6)	($10.2)	$200.0	$5,748.3
Three Months Ended June 30, 2019
Beginning balance, March 31, 2019	$2.4	$2,100.0	$2,587.3	$2.4	($9.7)	$200.0	$4,882.4
Net income attributable to Alliant Energy common shareowners			94.6				94.6
Common stock dividends ($0.355 per share)			(84.1)				(84.1)
Shareowner Direct Plan issuances		6.0					6.0
Equity-based compensation plans and other		2.4			(0.3)		2.1
Other comprehensive loss, net of tax				(1.4)			(1.4)
Ending balance, June 30, 2019	$2.4	$2,108.4	$2,597.8	$1.0	($10.0)	$200.0	$4,899.6

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$2.5	$2,445.9	$2,765.4	$1.3	($10.0)	$200.0	$5,405.1
Net income attributable to Alliant Energy common shareowners			304.4				304.4
Common stock dividends ($0.76 per share)			(187.6)				(187.6)
Equity forward settlements and Shareowner Direct Plan issuances		234.8					234.8
Equity-based compensation plans and other		2.4			(0.2)		2.2
Adoption of new accounting standard, net of tax (refer to Note 1(d))			(8.7)				(8.7)
Other comprehensive loss, net of tax				(1.9)			(1.9)
Ending balance, June 30, 2020	$2.5	$2,683.1	$2,873.5	($0.6)	($10.2)	$200.0	$5,748.3
Six Months Ended June 30, 2019
Beginning balance, December 31, 2018	$2.4	$2,045.5	$2,545.9	$1.7	($9.8)	$200.0	$4,785.7
Net income attributable to Alliant Energy common shareowners			219.7				219.7
Common stock dividends ($0.71 per share)			(167.8)				(167.8)
Equity forward settlements and Shareowner Direct Plan issuances		60.6					60.6
Equity-based compensation plans and other		2.3			(0.2)		2.1
Other comprehensive loss, net of tax				(0.7)			(0.7)
Ending balance, June 30, 2019	$2.4	$2,108.4	$2,597.8	$1.0	($10.0)	$200.0	$4,899.6

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$33.4	$2,447.8	$914.2	$200.0	$3,595.4
Net income available for common stock			59.8		59.8
Common stock dividends			(59.1)		(59.1)
Capital contributions from parent		75.0			75.0
Ending balance, June 30, 2020	$33.4	$2,522.8	$914.9	$200.0	$3,671.1
Three Months Ended June 30, 2019
Beginning balance, March 31, 2019	$33.4	$2,322.8	$785.8	$200.0	$3,342.0
Net income available for common stock			45.0		45.0
Common stock dividends			(41.9)		(41.9)
Ending balance, June 30, 2019	$33.4	$2,322.8	$788.9	$200.0	$3,345.1

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$33.4	$2,347.8	$890.6	$200.0	$3,471.8
Net income available for common stock			142.4		142.4
Common stock dividends			(118.1)		(118.1)
Capital contributions from parent		175.0			175.0
Ending balance, June 30, 2020	$33.4	$2,522.8	$914.9	$200.0	$3,671.1
Six Months Ended June 30, 2019
Beginning balance, December 31, 2018	$33.4	$2,222.8	$774.5	$200.0	$3,230.7
Net income available for common stock			98.3		98.3
Common stock dividends			(83.9)		(83.9)
Capital contributions from parent		100.0			100.0
Ending balance, June 30, 2019	$33.4	$2,322.8	$788.9	$200.0	$3,345.1

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$66.2	$1,459.0	$910.9	$2,436.1
Net income			57.6	57.6
Common stock dividends			(41.9)	(41.9)
Ending balance, June 30, 2020	$66.2	$1,459.0	$926.6	$2,451.8
Three Months Ended June 30, 2019
Beginning balance, March 31, 2019	$66.2	$1,309.0	$804.0	$2,179.2
Net income			42.0	42.0
Common stock dividends			(36.0)	(36.0)
Ending balance, June 30, 2019	$66.2	$1,309.0	$810.0	$2,185.2

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$66.2	$1,434.0	$863.4	$2,363.6
Net income			147.2	147.2
Common stock dividends			(84.0)	(84.0)
Capital contributions from parent		25.0		25.0
Ending balance, June 30, 2020	$66.2	$1,459.0	$926.6	$2,451.8
Six Months Ended June 30, 2019
Beginning balance, December 31, 2018	$66.2	$1,309.0	$774.3	$2,149.5
Net income			107.7	107.7
Common stock dividends			(72.0)	(72.0)
Ending balance, June 30, 2019	$66.2	$1,309.0	$810.0	$2,185.2

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

June 30, 2020	Alliant Energy	IPL	WPL
Amount outstanding	$185.4	$—	$37.9
Weighted average interest rates	0.3%	N/A	0.2%
Available credit facility capacity	$814.6	$250.0	$262.1

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2020	2019	2020	2019	2020	2019
Maximum amount outstanding (based on daily outstanding balances)	$270.5	$590.2	$8.4	$—	$182.0	$193.3
Average amount outstanding (based on daily outstanding balances)	$121.2	$531.7	$0.4	$—	$8.7	$141.6
Weighted average interest rates	0.5%	2.7%	0.5%	N/A	0.5%	2.5%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$462.5	$600.6	$8.4	$50.4	$212.0	$195.1
Average amount outstanding (based on daily outstanding balances)	$251.8	$515.4	$0.2	$0.3	$87.9	$139.8
Weighted average interest rates	1.5%	2.7%	0.5%	2.8%	1.7%	2.5%

NOTE 6(b) Long-term Debt - In March 2020, AEF entered into a $300 million variable rate (1% as of June 30, 2020) term loan credit agreement (with Alliant Energy as guarantor) and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020. AEF’s current term loan credit agreement expires in March 2022 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

In April 2020, WPL issued $350 million of 3.65% debentures due 2050. The net proceeds from the issuance were used by WPL to reduce borrowings under the single credit facility and for general corporate purposes. In June 2020, WPL retired its $150 million 4.6% debentures.

In June 2020, IPL issued $400 million of 2.3% senior debentures due 2030. The net proceeds from the issuance were used by IPL to retire its $200 million 3.65% senior debentures that would have matured in September 2020 and for general corporate purposes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2020	2019	2020	2019	2020	2019
Electric Utility:
Retail - residential	$249.7	$233.3	$135.3	$125.9	$114.4	$107.4
Retail - commercial	164.0	171.3	109.0	111.4	55.0	59.9
Retail - industrial	197.3	214.2	114.3	118.4	83.0	95.8
Wholesale	39.1	41.0	13.0	14.6	26.1	26.4
Bulk power and other	25.1	31.4	16.8	22.0	8.3	9.4
Total Electric Utility	675.2	691.2	388.4	392.3	286.8	298.9
Gas Utility:
Retail - residential	33.6	35.2	18.5	20.0	15.1	15.2
Retail - commercial	14.7	16.1	8.3	8.8	6.4	7.3
Retail - industrial	1.7	2.0	1.3	1.6	0.4	0.4
Transportation/other	8.9	11.9	5.8	8.0	3.1	3.9
Total Gas Utility	58.9	65.2	33.9	38.4	25.0	26.8
Other Utility:
Steam	8.6	9.2	8.6	9.2	—	—
Other utility	1.5	1.7	1.0	1.3	0.5	0.4
Total Other Utility	10.1	10.9	9.6	10.5	0.5	0.4
Non-Utility and Other:
Transportation and other	18.9	22.9	—	—	—	—
Total Non-Utility and Other	18.9	22.9	—	—	—	—
Total revenues	$763.1	$790.2	$431.9	$441.2	$312.3	$326.1

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2020	2019	2020	2019	2020	2019
Electric Utility:
Retail - residential	$516.5	$508.0	$282.7	$273.4	$233.8	$234.6
Retail - commercial	346.3	352.4	228.7	228.0	117.6	124.4
Retail - industrial	407.2	422.9	235.5	234.5	171.7	188.4
Wholesale	80.0	87.5	27.4	31.5	52.6	56.0
Bulk power and other	55.5	63.8	38.9	44.7	16.6	19.1
Total Electric Utility	1,405.5	1,434.6	813.2	812.1	592.3	622.5
Gas Utility:
Retail - residential	124.1	167.0	67.3	97.9	56.8	69.1
Retail - commercial	60.4	79.7	32.4	43.6	28.0	36.1
Retail - industrial	5.9	7.4	3.6	4.8	2.3	2.6
Transportation/other	20.7	26.9	13.6	16.7	7.1	10.2
Total Gas Utility	211.1	281.0	116.9	163.0	94.2	118.0
Other Utility:
Steam	18.6	17.6	18.6	17.6	—	—
Other utility	3.1	4.4	2.1	3.6	1.0	0.8
Total Other Utility	21.7	22.0	20.7	21.2	1.0	0.8
Non-Utility and Other:
Transportation and other	40.5	39.8	—	—	—	—
Total Non-Utility and Other	40.5	39.8	—	—	—	—
Total revenues	$1,678.8	$1,777.4	$950.8	$996.3	$687.5	$741.3

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in overall effective income tax rates for the three and six months ended June 30, 2020 compared to the same periods in 2019 were primarily due to increases in production tax credits as a result of increased wind production in 2020 and increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2020 increased revenue requirements.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Overall income tax rate	(6.5%)	10.3%	(9.6%)	10.5%	(6.5%)	3.8%	(13.8%)	3.7%	(8.5%)	15.5%	(9.4%)	17.2%

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2020, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$299	$276	$3
State net operating losses	2020-2040	595	9	2
Federal tax credits	2022-2040	403	212	170

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2.7	$2.4	$5.4	$4.8	$0.9	$0.9	$1.7	$1.7
Interest cost	10.8	12.4	21.6	24.9	1.7	2.1	3.5	4.2
Expected return on plan assets	(17.5)	(15.0)	(34.9)	(30.0)	(1.4)	(1.3)	(2.7)	(2.5)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)	—	(0.1)	—	(0.1)
Amortization of actuarial loss	8.6	9.1	17.2	18.2	0.9	0.8	1.7	1.6
Settlement losses (a)	—	—	4.2	—	—	—	—	—
	$4.5	$8.8	$13.2	$17.6	$2.1	$2.4	$4.2	$4.9

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1.7	$1.5	$3.4	$3.0	$0.4	$0.4	$0.7	$0.7
Interest cost	5.0	5.7	10.0	11.4	0.7	0.9	1.4	1.7
Expected return on plan assets	(8.2)	(7.1)	(16.3)	(14.1)	(0.9)	(0.9)	(1.9)	(1.8)
Amortization of prior service credit	—	—	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	3.7	4.0	7.4	7.9	0.2	0.3	0.5	0.7
	$2.2	$4.1	$4.4	$8.1	$0.4	$0.7	$0.7	$1.3

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$0.9	$0.8	$1.9	$1.7	$0.3	$0.3	$0.6	$0.6
Interest cost	4.7	5.4	9.4	10.8	0.7	0.9	1.4	1.7
Expected return on plan assets	(7.6)	(6.6)	(15.2)	(13.1)	(0.1)	(0.2)	(0.3)	(0.3)
Amortization of prior service credit	—	—	(0.1)	(0.1)	—	(0.1)	—	(0.1)
Amortization of actuarial loss	4.1	4.4	8.2	8.8	0.5	0.4	1.0	0.8
	$2.1	$4.0	$4.2	$8.1	$1.4	$1.3	$2.7	$2.7

(a)	Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Compensation expense	$2.7	$3.4	$5.4	$8.1	$1.5	$1.9	$2.9	$4.5	$1.2	$1.4	$2.3	$3.2
Income tax benefits	0.8	1.0	1.5	2.3	0.4	0.5	0.8	1.3	0.3	0.4	0.6	0.9

As of June 30, 2020, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $9.9 million, $5.5 million and $4.1 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2020, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards. As of June 30, 2020, 228,207 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	55,303	$64.04
Performance restricted stock units	55,303	59.47
Restricted stock units	60,284	59.49

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the six months ended June 30, 2020 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$196.3	$133.9
Revisions in estimated cash flows	0.9	—
Liabilities settled	(3.5)	(2.8)
Liabilities incurred (a)	27.6	27.6
Accretion expense	3.5	2.5
Balance, June 30	$224.8	$161.2

(a)
During the six months ended June 30, 2020, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Whispering Willow North and Golden Plains wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2020, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	21,455	2020-2021	234,304	2020-2028	4,482	2020-2021	6,804	2020-2022
IPL	8,978	2020-2021	123,308	2020-2028	1,834	2020-2021	—	—
WPL	12,477	2020-2021	110,996	2020-2027	2,648	2020-2021	6,804	2020-2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current derivative assets	$27.9	$15.8	$22.5	$12.1	$5.4	$3.7
Non-current derivative assets	14.5	11.0	14.5	10.2	—	0.8
Current derivative liabilities	20.0	19.0	8.5	8.9	11.5	10.1
Non-current derivative liabilities	26.2	18.6	11.8	8.5	14.4	10.1

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2020 and December 31, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2020 and December 31, 2019. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$198.3	$198.3	$—	$—	$198.3	$5.4	$5.4	$—	$—	$5.4
Derivatives	42.4	—	4.6	37.8	42.4	26.8	—	4.8	22.0	26.8
Deferred proceeds	194.1	—	—	194.1	194.1	187.7	—	—	187.7	187.7
Liabilities:
Derivatives	46.2	—	44.8	1.4	46.2	37.6	—	36.8	0.8	37.6
Long-term debt (incl. current maturities)	6,579.8	—	7,768.1	1.7	7,769.8	6,190.2	—	6,917.9	2.0	6,919.9

IPL	June 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$198.3	$198.3	$—	$—	$198.3	$5.4	$5.4	$—	$—	$5.4
Derivatives	37.0	—	3.3	33.7	37.0	22.3	—	2.8	19.5	22.3
Deferred proceeds	194.1	—	—	194.1	194.1	187.7	—	—	187.7	187.7
Liabilities:
Derivatives	20.3	—	19.0	1.3	20.3	17.4	—	16.6	0.8	17.4
Long-term debt (incl. current maturities)	3,343.5	—	3,924.7	—	3,924.7	3,147.3	—	3,489.1	—	3,489.1

WPL	June 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$5.4	$—	$1.3	$4.1	$5.4	$4.5	$—	$2.0	$2.5	$4.5
Liabilities:
Derivatives	25.9	—	25.8	0.1	25.9	20.2	—	20.2	—	20.2
Long-term debt (incl. current maturities)	2,129.4	—	2,657.2	—	2,657.2	1,932.7	—	2,268.2	—	2,268.2

Information for Alliant Energy’s and IPL’s fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions). Such amounts for WPL were not material.

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2020	2019	2020	2019
Beginning balance, April 1	$14.2	$0.4	$188.0	$178.3
Total net gains (losses) included in changes in net assets (realized/unrealized)	12.0	(0.1)	—	—
Transfers out of Level 3	—	3.9	—	—
Purchases	14.0	13.8	—	—
Sales	(0.1)	—	—	—
Settlements (a)	(3.7)	(4.8)	6.1	36.3
Ending balance, June 30	$36.4	$13.2	$194.1	$214.6
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$11.9	$—	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2020	2019	2020	2019
Beginning balance, January 1	$21.2	$12.2	$187.7	$119.4
Total net gains (losses) included in changes in net assets (realized/unrealized)	9.0	(5.7)	—	—
Transfers out of Level 3	—	3.9	—	—
Purchases	14.0	13.8	—	—
Sales	(0.2)	(0.2)	—	—
Settlements (a)	(7.6)	(10.8)	6.4	95.2
Ending balance, June 30	$36.4	$13.2	$194.1	$214.6
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$9.0	($2.6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2020	2019	2020	2019
Beginning balance, April 1	$13.5	$0.6	$188.0	$178.3
Total net gains included in changes in net assets (realized/unrealized)	11.0	0.4	—	—
Transfers out of Level 3	—	2.5	—	—
Purchases	10.7	9.5	—	—
Sales	(0.1)	—	—	—
Settlements (a)	(2.7)	(3.7)	6.1	36.3
Ending balance, June 30	$32.4	$9.3	$194.1	$214.6
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$11.0	$0.5	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2020	2019	2020	2019
Beginning balance, January 1	$18.7	$9.0	$187.7	$119.4
Total net gains (losses) included in changes in net assets (realized/unrealized)	8.8	(2.8)	—	—
Transfers out of Level 3	—	2.5	—	—
Purchases	10.7	9.5	—	—
Sales	(0.2)	(0.1)	—	—
Settlements (a)	(5.6)	(8.8)	6.4	95.2
Ending balance, June 30	$32.4	$9.3	$194.1	$214.6
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$8.8	($0.9)	$—	$—

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2020	$19.3	$17.1	$18.6	$13.8	$0.7	$3.3
December 31, 2019	14.6	6.6	13.6	5.1	1.0	1.5

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the expansion of wind generation. WPL’s projects include the expansion of wind and solar generation. At June 30, 2020, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $60 million, $8 million and $52 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2020, the related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a)	$39	$38	$1
Natural gas	1,017	536	481
Coal (b)	101	62	39
Other (c)	113	54	28
	$1,270	$690	$549

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

(b)
Corporate Services has historically entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. Such commitments were assigned to IPL and WPL based on information available as of June 30, 2020 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2020.

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

As of June 30, 2020, the currently known partnership obligations are the abandonment obligations. The Whiting Petroleum affiliate’s share of these abandonment obligations on an undiscounted basis is estimated at $63 million as of June 30, 2020 based on information made available to Alliant Energy by Whiting Petroleum, and this represents Alliant Energy’s best estimate of the contingent obligations for potential future payments. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, the new credit loss accounting standard adopted on January 1, 2020 requires recognition of a liability for expected credit losses related to the contingent obligations that are in the scope of these guarantees. With the adoption of this standard, Alliant Energy recorded a pre-tax $12 million cumulative effect adjustment to decrease the opening balance of retained earnings as of January 1, 2020. As a result of Whiting Petroleum’s deterioration in credit worthiness since January 1, 2020 likely from significantly depressed oil and gas prices and general market conditions, Alliant Energy currently expects credit exposure related to the guarantees and has recognized a $20 million credit loss liability as of June 30, 2020 related to the contingent obligations, which is recorded in

“Other liabilities” on Alliant Energy’s balance sheet. The incremental pre-tax change in the liability, $8 million, was recorded as a credit loss expense within Alliant Energy’s “Other operation and maintenance” expenses for the six months ended June 30, 2020. There was no incremental pre-tax change in the liability recorded for the three months ended June 30, 2020.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $82 million as of June 30, 2020 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2020 and December 31, 2019.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of June 30, 2020 and December 31, 2019. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2020, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At June 30, 2020, such amounts for WPL were not material.

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

NOTE 13(e) Collective Bargaining Agreements - At June 30, 2020, employees covered by collective bargaining agreements represented 53%, 60% and 82% of total employees of Alliant Energy, IPL and WPL, respectively. On August 31, 2020, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 44% of total employees of Alliant Energy and IPL, respectively. While the process to renew the agreement is underway and a tentative agreement has been reached, Alliant Energy and IPL are unable to predict the outcome.

NOTE 13(f) MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC Midwest LLC and ATC. The first complaint covered the period from November 12, 2013 through February 11, 2015. In 2017, IPL and WPL received refunds related to the first complaint period, which were subsequently refunded to their retail and wholesale customers. The second complaint covered the period from February 12, 2015 through May 11, 2016. In November 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity used by the MISO transmission owners to 9.88% effective for the first complaint period and subsequent to September 28, 2016. The November 2019 FERC order also dismissed the second complaint; therefore, FERC did not direct refunds to be made for that complaint. In May 2020, FERC issued an order in response to various rehearing requests and increased the base return on equity used by the MISO transmission owners from 9.88% to 10.02% for the first complaint period and subsequent to September 28, 2016, which reduces the refunds originally anticipated to be received by IPL and WPL as a result of FERC’s November 2019 order.

In the second quarter of 2020, IPL and WPL received $10 million and $3 million, respectively, in refunds related to the November 2019 FERC order. Additional refunds are currently expected to be issued; however, as a result of the May 2020 FERC order, timing is uncertain. IPL currently expects that all refunds will be returned to its retail electric customers after refund amounts and timing are known and a refund plan is approved by the IUB. WPL proposed to retain the refunds as part of WPL’s application with the PSCW to maintain its current retail electric base rates through the end of 2021. WPL currently expects that any refunds not utilized to maintain base rates would be returned to its customers in WPL’s next retail electric rate review proceeding. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2020
Revenues	$675.2	$58.9	$10.1	$744.2	$18.9	$763.1
Operating income	152.1	7.1	1.2	160.4	7.7	168.1
Net income attributable to Alliant Energy common shareowners				117.4	17.0	134.4
Three Months Ended June 30, 2019
Revenues	$691.2	$65.2	$10.9	$767.3	$22.9	$790.2
Operating income	132.9	7.2	1.4	141.5	8.3	149.8
Net income attributable to Alliant Energy common shareowners				87.0	7.6	94.6

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2020
Revenues	$1,405.5	$211.1	$21.7	$1,638.3	$40.5	$1,678.8
Operating income	298.3	48.7	3.9	350.9	5.5	356.4
Net income attributable to Alliant Energy common shareowners				289.6	14.8	304.4
Six Months Ended June 30, 2019
Revenues	$1,434.6	$281.0	$22.0	$1,737.6	$39.8	$1,777.4
Operating income	259.3	52.4	1.4	313.1	13.5	326.6
Net income attributable to Alliant Energy common shareowners				206.0	13.7	219.7

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2020
Revenues	$388.4	$33.9	$9.6	$431.9
Operating income	82.1	5.2	1.4	88.7
Net income available for common stock				59.8
Three Months Ended June 30, 2019
Revenues	$392.3	$38.4	$10.5	$441.2
Operating income	68.9	4.2	1.4	74.5
Net income available for common stock				45.0
Six Months Ended June 30, 2020
Revenues	$813.2	$116.9	$20.7	$950.8
Operating income	149.1	32.5	3.8	185.4
Net income available for common stock				142.4
Six Months Ended June 30, 2019
Revenues	$812.1	$163.0	$21.2	$996.3
Operating income	115.7	30.5	1.8	148.0
Net income available for common stock				98.3

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2020
Revenues	$286.8	$25.0	$0.5	$312.3
Operating income (loss)	70.0	1.9	(0.2)	71.7
Net income				57.6
Three Months Ended June 30, 2019
Revenues	$298.9	$26.8	$0.4	$326.1
Operating income	64.0	3.0	—	67.0
Net income				42.0
Six Months Ended June 30, 2020
Revenues	$592.3	$94.2	$1.0	$687.5
Operating income	149.2	16.2	0.1	165.5
Net income				147.2
Six Months Ended June 30, 2019
Revenues	$622.5	$118.0	$0.8	$741.3
Operating income (loss)	143.6	21.9	(0.4)	165.1
Net income				107.7

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019
Corporate Services billings	$44	$47	$81	$90	$35	$35	$67	$68
Sales credited	10	12	25	27	2	3	4	4
Purchases billed	57	74	138	158	20	29	40	59

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Net payables to Corporate Services	$93	$112	$65	$85

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2020	2019	2020	2019
ATC billings to WPL	$25	$27	$53	$54
WPL billings to ATC	3	3	6	7

WPL owed ATC net amounts of $9 million as of June 30, 2020 and $9 million as of December 31, 2019. In the second quarter of 2020, WPL received $46 million from ATC related to construction deposits WPL previously provided ATC for transmission network upgrades for the West Riverside Energy Center, which is recorded in “Other” in AEC’s and WPL’s cash flows from investing activities.

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

2020 HIGHLIGHTS

Key highlights since the filing of the 2019 Form 10-K include the following:

COVID-19:
The outbreak of COVID-19 has become a global pandemic and Alliant Energy’s service territories are not immune to the challenges presented by COVID-19. Despite these challenges, Alliant Energy, IPL and WPL continue to focus on providing the critical, reliable service their customers depend on, while emphasizing the health and welfare of their employees, customers and communities. Alliant Energy, IPL and WPL have not experienced significant impacts on their overall business operations, financial condition, results of operations or cash flows for the three and six months ended June 30, 2020; however, the degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities. Alliant Energy has mitigated the impact of sales declines from COVID-19 by accelerating planned cost transformation activities. Actual and potential impacts from COVID-19 include, but are not limited to, the following:

Operational and Supply Chain Impacts - Alliant Energy has modified certain business practices to help ensure the health and safety of its employees, contractors, customers and vendors consistent with orders and best practices issued by government and regulatory authorities. For example, Alliant Energy implemented its business continuity and pandemic plans for critical items and services, including travel restrictions, physical distancing, working-from-home protocols, and rescheduling of planned EGU outages. Alliant Energy also temporarily suspended service disconnects, waived late payment fees for its customers, and modified reconnect service procedures to ensure continuity of service for customers unable to pay their bills and consistency with regulatory orders.

While Alliant Energy has not experienced any significant issues to-date, it continues to monitor potential disruptions or constraints in materials and supplies from key suppliers. In addition, Alliant Energy’s construction projects are currently progressing as planned with added safety protocols, and while it continues to monitor its supply chain, there have been no immediate disruptions. Currently, Alliant Energy expects its large renewable construction projects to be placed in service as previously planned to meet the timing requirements to qualify for the maximum renewable tax credits. In addition, Alliant Energy does not currently expect any material changes to its construction and acquisition expenditures plans disclosed in the 2019 Form 10-K resulting from COVID-19.

Alliant Energy has not experienced, and currently does not expect, an interruption in its ability to provide electric and natural gas services to its customers. Alliant Energy currently expects to incur incremental direct expenses related to certain of these operational changes and does expect them to have a material impact on its results of operations.

Customer Impacts - COVID-19 has resulted in various travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic, and this has continued through July 2020. For the second quarter of 2020 compared to the second quarter of 2019, Alliant Energy’s retail electric residential temperature-normalized sales increased 5%, and its retail electric commercial and industrial temperature-normalized sales decreased 9% in aggregate. While sales to retail electric commercial and industrial customers started to rebound in June 2020 and July 2020, given the continued uncertainty of COVID-19 impacts on sales, Alliant Energy currently expects a slight reduction in temperature-normalized retail sales in 2020 compared to 2019. From a sensitivity perspective, Alliant Energy currently estimates that an annual 1% increase/decrease in sales for each customer type would result in corresponding annual impacts of $0.02 EPS for its retail electric residential customers, $0.01 EPS for its retail electric commercial customers and $0.01 EPS for its retail electric industrial customers.

Liquidity and Capital Resources Impacts - In response to the uncertainty of the impacts of COVID-19, Alliant Energy enhanced its liquidity position in the first quarter of 2020 by settling $222 million under the equity forward sale agreements and AEF accelerating the refinancing of its $300 million term-loan credit agreement that would have been due in April 2020. In March 2020 and April 2020, Alliant Energy and WPL borrowed under the single credit facility for a portion of their cash needs to obtain more favorable interest rates than available in the commercial paper market. This single credit facility also allows borrowing capacity to shift among Alliant Energy (at the parent company level), IPL and WPL as needed. In April 2020, WPL issued $350 million of debentures due 2050, and in June 2020, IPL issued $400 million of senior debentures due 2030. In June 2020, IPL and WPL retired $200 million and $150 million of long-term debt, respectively, and there are no other material long-term debt maturities in 2020 and 2021. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source; however, if customer arrears were to exceed certain levels, IPL’s access to the program may be restricted.

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

Credit Risk Impacts - Alliant Energy’s temporary suspension of service disconnects and waivers of late payment fees for its customers, as well as broad economic factors, may negatively impact its customers’ abilities to pay, which could increase customer arrears and bad debts, and negatively impact Alliant Energy’s cash flows from operations. Currently, Alliant Energy does not anticipate any material credit risk related to its commodity transactions. In addition, Alliant Energy recorded an $8 million credit loss charge in the first quarter of 2020 related to legacy guarantees associated with an affiliate of Whiting Petroleum, partly as a result of the increasing concerns and impacts from the pandemic on the depressed oil and gas prices.

Regulatory Impacts - In March 2020, WPL received authorization from the PSCW to defer certain incremental costs incurred resulting from COVID-19, including bad debt expenses and foregone revenues from late payment fees and deposits. In June 2020, IPL filed a proposal with the IUB for utilization of a regulatory asset account to track increased expenses and other financial impacts incurred after March 1, 2020 resulting from COVID-19. The recovery of any authorized deferrals will be addressed in future regulatory proceedings. For the three and six months ended June 30, 2020, such recorded amounts were not material.

Legislative Impacts - In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The most significant provision of the CARES Act for Alliant Energy relates to an acceleration of refunds of existing alternative minimum tax credits to improve liquidity. In July 2020, Alliant Energy received $11 million of credits that otherwise would have been received in 2021 and 2022. Other provisions of the CARES Act that Alliant Energy is currently evaluating include deferral of 2020 remaining pension contributions and payroll taxes to 2021 and 2022. In addition, the CARES Act provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs. The CARES Act also provides financial support for certain of Alliant Energy’s small business customers.

Rate Matters:

•
Final retail electric rates for IPL’s 2020 Forward-looking Test Period rate review were effective February 26, 2020. Effective with the implementation of final rates, IPL started to recover a return of and return on its new wind generation placed in service in 2019 and 2020 through the renewable energy rider.

•
In May 2020, WPL filed an application with the PSCW to maintain its current retail electric and gas base rates, authorized return on common equity, regulatory capital structure and earnings sharing mechanism through the end of 2021. WPL’s proposal utilizes anticipated fuel-related cost savings in 2021 to offset the revenue requirement impacts of the Kossuth wind farm expected to be placed in service in late 2020. In addition, WPL’s proposal utilizes excess deferred tax benefits to partially offset the revenue requirement of the expansion of its gas distribution system in Western Wisconsin also expected to be placed in service in late 2020. WPL’s proposal also seeks additional flexibility to mitigate certain cost impacts outside of its control due to the COVID-19 pandemic if circumstances warrant.

•
In the second quarter of 2020, pursuant to a June 2020 IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates.

•	In July 2020, the PSCW issued a decision directing WPL to refund $12 million of 2019 fuel-related cost over-collections to its retail electric customers in September 2020.

Customer Investments:

•	In March 2020, IPL completed the construction of the Golden Plains wind farm in Iowa (200 MW).

•	In April 2020, WPL received authorization from the PSCW to expand its gas distribution system in Western Wisconsin, which is currently expected to be completed in 2020.

•	In May 2020, WPL completed the construction of the natural gas-fired West Riverside Energy Center (730 MW).

•
In May 2020, WPL filed a Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 675 MW of new solar generation, which is expected to qualify for 30% investment tax credits, in the following Wisconsin counties: Grant (200 MW in 2023), Sheboygan (150 MW in 2022), Wood (150 MW in 2022), Jefferson (75 MW in 2022), Richland (50 MW in 2022) and Rock (50 MW in 2023). WPL proposes to own and operate the solar projects through a tax equity partnership, with approximately 35% to 45% of the construction costs financed with capital from the tax equity partner, allowing WPL’s customers to share the costs of the solar projects with an investment partner for 10 years or less, while ensuring its customers receive energy, capacity, and renewable energy credit benefits from the projects. WPL would expect to purchase the tax equity partner’s interest in the solar projects within 10 years of operation, and then convert to a traditional ownership structure for the remainder of the useful life of the projects. WPL’s estimated portion of capital expenditures for the 675 MW of new solar generation, excluding allowance for funds used during construction, is currently expected to be approximately $885 million in aggregate ($25 million, $410 million, $370 million and $80 million in 2020 through 2023, respectively). Assuming 35% of the construction costs are financed by the tax equity partner, WPL would receive approximately $190 million and $110 million from the tax equity partner in 2022 and 2023, respectively. WPL requested to include $585 million in rate base, which reflects its portion of capital expenditures, less the amounts financed by the tax equity partner. The 675 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, which is subject to change depending on operational, regulatory, market and other factors.

•
In July 2020, Alliant Energy announced it achieved its goal that 30% of its overall energy mix be from renewable resources and establishment of updated voluntary environmental-related goals based on its clean energy strategy. By 2030, Alliant Energy expects to reduce carbon dioxide emissions by 50% and water supply by 75% from 2005 levels from its owned fossil-fueled generation. By 2040, Alliant Energy expects to eliminate all coal-fired EGUs from its generating fleet, and by 2050, seeks to achieve an aspirational goal of net-zero carbon dioxide emissions from the electricity it generates. Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

Financings:

•
In March 2020, Alliant Energy settled $222 million under the equity forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share.

•
In March 2020, AEF entered into a $300 million variable rate (1% as of June 30, 2020) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2022, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020.

•
In April 2020, WPL issued $350 million of 3.65% debentures due 2050. The net proceeds from the issuance were used by WPL to reduce borrowings under the single credit facility, which currently expires in August 2023, and for general corporate purposes. In June 2020, WPL retired its $150 million 4.6% debentures.

•
In June 2020, IPL issued $400 million of 2.3% senior debentures due 2030. The net proceeds from the issuance were used by IPL to retire its $200 million 3.65% senior debentures that would have matured in September 2020 and for general corporate purposes.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended June 30 were as follows (dollars in millions, except per share amounts):

	2020		2019
	Income	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$120.8	$0.48	$90.1	$0.38
ATC Holdings	10.2	0.04	7.5	0.03
Non-utility and Parent	3.4	0.02	(3.0)	(0.01)
Alliant Energy Consolidated	$134.4	$0.54	$94.6	$0.40

Alliant Energy’s Utilities and Corporate Services net income increased by $31 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base, as well as favorable temperature impacts on electric sales for the quarter. These items were partially offset by higher depreciation expense and timing of income taxes.

Alliant Energy’s Non-utility and Parent net income increased by $6 million for the three-month period primarily due to the timing of income taxes.

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2020	2019	2020	2019	2020	2019
Operating income	$168.1	$149.8	$88.7	$74.5	$71.7	$67.0
Electric utility revenues	$675.2	$691.2	$388.4	$392.3	$286.8	$298.9
Electric production fuel and purchased power expenses	(163.5)	(164.8)	(96.0)	(83.3)	(67.5)	(81.5)
Electric transmission service expense	(71.6)	(112.4)	(34.0)	(77.4)	(37.6)	(35.0)
Utility Electric Margin (non-GAAP)	440.1	414.0	258.4	231.6	181.7	182.4
Gas utility revenues	58.9	65.2	33.9	38.4	25.0	26.8
Cost of gas sold	(20.9)	(20.4)	(12.4)	(10.8)	(8.5)	(9.6)
Utility Gas Margin (non-GAAP)	38.0	44.8	21.5	27.6	16.5	17.2
Other utility revenues	10.1	10.9	9.6	10.5	0.5	0.4
Non-utility revenues	18.9	22.9	—	—	—	—
Other operation and maintenance expenses	(159.8)	(172.3)	(97.5)	(97.4)	(53.2)	(62.4)
Depreciation and amortization expenses	(152.1)	(142.9)	(88.7)	(82.6)	(62.0)	(59.1)
Taxes other than income tax expense	(27.1)	(27.6)	(14.6)	(15.2)	(11.8)	(11.5)
Operating income	$168.1	$149.8	$88.7	$74.5	$71.7	$67.0

	Alliant Energy		IPL		WPL
Six Months	2020	2019	2020	2019	2020	2019
Operating income	$356.4	$326.6	$185.4	$148.0	$165.5	$165.1
Electric utility revenues	$1,405.5	$1,434.6	$813.2	$812.1	$592.3	$622.5
Electric production fuel and purchased power expenses	(347.6)	(383.2)	(202.2)	(212.2)	(145.4)	(171.0)
Electric transmission service expense	(193.8)	(235.4)	(118.5)	(165.1)	(75.3)	(70.3)
Utility Electric Margin (non-GAAP)	864.1	816.0	492.5	434.8	371.6	381.2
Gas utility revenues	211.1	281.0	116.9	163.0	94.2	118.0
Cost of gas sold	(105.9)	(142.0)	(56.6)	(74.1)	(49.3)	(67.9)
Utility Gas Margin (non-GAAP)	105.2	139.0	60.3	88.9	44.9	50.1
Other utility revenues	21.7	22.0	20.7	21.2	1.0	0.8
Non-utility revenues	40.5	39.8	—	—	—	—
Other operation and maintenance expenses	(322.0)	(353.5)	(184.1)	(205.4)	(107.4)	(125.9)
Depreciation and amortization expenses	(298.4)	(279.8)	(174.6)	(159.7)	(121.1)	(117.7)
Taxes other than income tax expense	(54.7)	(56.9)	(29.4)	(31.8)	(23.5)	(23.4)
Operating income	$356.4	$326.6	$185.4	$148.0	$165.5	$165.1

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2020 compared to the same periods in 2019 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$26	$27	($1)	$48	$58	($10)
Total lower utility gas margin variance (Refer to details below)	(7)	(6)	(1)	(34)	(29)	(5)
Total lower other operation and maintenance expenses variance (Refer to details below)	13	—	9	32	21	19
Higher depreciation and amortization expense primarily due to additional plant in service in 2019 and 2020, including IPL’s new wind generation and WPL’s West Riverside Energy Center	(9)	(6)	(3)	(19)	(15)	(3)
Other	(5)	(1)	1	3	2	(1)
	$18	$14	$5	$30	$37	$—

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$611.0	$618.8	5,609	5,815	$50.0	$53.3	7,023	7,037
Sales for resale	50.9	55.6	1,630	1,408	N/A	N/A	N/A	N/A
Transportation/Other	13.3	16.8	18	22	8.9	11.9	25,888	21,423
	$675.2	$691.2	7,257	7,245	$58.9	$65.2	32,911	28,460
Six Months
Retail	$1,270.0	$1,283.3	11,734	12,167	$190.4	$254.1	29,045	33,416
Sales for resale	108.6	119.1	3,509	2,832	N/A	N/A	N/A	N/A
Transportation/Other	26.9	32.2	36	48	20.7	26.9	54,704	46,793
	$1,405.5	$1,434.6	15,279	15,047	$211.1	$281.0	83,749	80,209

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$358.6	$355.7	3,189	3,250	$28.1	$30.4	3,456	3,373
Sales for resale	22.4	25.9	1,074	900	N/A	N/A	N/A	N/A
Transportation/Other	7.4	10.7	8	9	5.8	8.0	8,813	8,820
	$388.4	$392.3	4,271	4,159	$33.9	$38.4	12,269	12,193
Six Months
Retail	$746.9	$735.9	6,671	6,879	$103.3	$146.3	15,077	17,366
Sales for resale	50.3	57.9	2,325	1,827	N/A	N/A	N/A	N/A
Transportation/Other	16.0	18.3	18	18	13.6	16.7	20,107	19,827
	$813.2	$812.1	9,014	8,724	$116.9	$163.0	35,184	37,193

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$252.4	$263.1	2,420	2,565	$21.9	$22.9	3,567	3,664
Sales for resale	28.5	29.7	556	508	N/A	N/A	N/A	N/A
Transportation/Other	5.9	6.1	10	13	3.1	3.9	17,075	12,603
	$286.8	$298.9	2,986	3,086	$25.0	$26.8	20,642	16,267
Six Months
Retail	$523.1	$547.4	5,063	5,288	$87.1	$107.8	13,968	16,050
Sales for resale	58.3	61.2	1,184	1,005	N/A	N/A	N/A	N/A
Transportation/Other	10.9	13.9	18	30	7.1	10.2	34,597	26,966
	$592.3	$622.5	6,265	6,323	$94.2	$118.0	48,565	43,016

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 4% for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the impacts from COVID-19, partially offset by favorable temperature impacts during the second quarter of 2020 in Alliant Energy’s service territories. Alliant Energy’s retail gas sales volumes remained unchanged for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to favorable temperature impacts during the second quarter of 2020 in Alliant Energy’s service territories, offset by the impacts from COVID-19. Alliant Energy’s retail electric and gas sales volumes decreased 4% and 13% for the six months ended June 30, 2020 compared to the same period in 2019, respectively, primarily due to the impacts of COVID-19 and changes in temperatures in Alliant Energy’s service territories. The six-month decrease in sales was partially offset by an extra day of sales during the first quarter of 2020 due to leap year. For the three and six months ended June 30, 2020, COVID-19 impacts on sales volumes resulted in increases for retail electric residential sales volumes and decreases for retail electric commercial and industrial sales.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2020	2019	Change	2020	2019	Change	2020	2019	Change	2020	2019	Change
IPL	$2	($3)	$5	($1)	$3	($4)	$2	$1	$1	$—	$4	($4)
WPL	3	(4)	7	—	—	—	—	—	—	(1)	2	(3)
Total Alliant Energy	$5	($7)	$12	($1)	$3	($4)	$2	$1	$1	($1)	$6	($7)

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric final and interim rate increases effective February 2020 and April 2019, respectively (a)	$17	$17	$—	$47	$47	$—
Higher revenues at IPL due to credits on customers’ bills in 2019 related to production tax credits through the fuel-related cost recovery mechanism (offset by changes in income tax)	5	5	—	10	10	—
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax)	1	1	—	6	6	—
Changes in timing of collection of electric transmission service costs at WPL	(3)	—	(3)	(5)	—	(5)
Estimated changes in sales volumes caused by temperatures	12	5	7	(4)	(4)	—
Other (includes lower temperature-normalized sales primarily due to COVID-19 impacts)	(6)	(1)	(5)	(6)	(1)	(5)
	$26	$27	($1)	$48	$58	($10)

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

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	($5)	($5)	$—	($27)	($27)	$—
Estimated changes in sales volumes caused by temperatures	1	1	—	(7)	(4)	(3)
Impact of IPL’s retail gas rate increase effective January 2020	1	1	—	7	7	—
Other (includes lower temperature-normalized sales primarily due to COVID-19 impacts)	(4)	(3)	(1)	(7)	(5)	(2)
	($7)	($6)	($1)	($34)	($29)	($5)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (primarily offset by lower gas revenues)	$6	$6	$—	$26	$26	$—
Lower generation operation and maintenance expenses	8	4	4	9	2	7
Credit loss charge related to guarantees for an affiliate of Whiting Petroleum (Refer to Note 13(c))	—	—	—	(8)	—	—
Other	(1)	(10)	5	5	(7)	12
	$13	$—	$9	$32	$21	$19

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	$—	($3)	($1)	($3)	($8)	($1)
Higher (lower) allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center and new wind generation	(3)	(2)	(1)	(6)	(8)	3
Other (Refer to Note 4 for details of increased income from unconsolidated equity investments)	5	—	1	11	1	2
	$2	($5)	($1)	$2	($15)	$4

Income Taxes - Alliant Energy’s overall effective income tax rates were (6.5)% and 10.3% for the three months ended June 30, 2020 and 2019, and (9.6)% and 10.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in effective income tax rates is primarily due to increases in production tax credits as a result of increased wind production in 2020 and increases of amortization of excess deferred taxes primarily at WPL. WPL’s 2020 increased revenue requirements are offset by returning to customers a portion of the excess deferred income tax credits from Federal Tax Reform. Excess deferred income taxes and production tax credits are recognized based on an estimated annual effective tax rate, which contributed to a positive earnings variance in the first half of 2020. This positive earnings variance is expected to reverse in the second half of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2019 Form 10-K has not changed materially, except as described below.

COVID-19 Considerations - Refer to “2020 Highlights” for discussion of COVID-19 and the current and expected impacts on Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources.

Liquidity Position - At June 30, 2020, Alliant Energy had $208 million of cash and cash equivalents, $815 million ($303 million at the parent company, $250 million at IPL and $262 million at WPL) of available capacity under the single revolving credit facility and $89 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2020 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Cash, cash equivalents and restricted cash, January 1	$17.7	$25.5	$9.3	$12.4	$4.4	$9.2
Cash flows from (used for):
Operating activities	319.7	276.9	77.2	89.0	256.3	208.2
Investing activities	(392.3)	(607.0)	(125.2)	(354.5)	(259.8)	(218.0)
Financing activities	264.3	478.8	242.2	259.5	2.3	165.1
Net increase (decrease)	191.7	148.7	194.2	(6.0)	(1.2)	155.3
Cash, cash equivalents and restricted cash, June 30	$209.4	$174.2	$203.5	$6.4	$3.2	$164.5

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from IPL’s retail electric and gas base rate increases	$54	$54	$—
Lower purchased power capacity payments at WPL	15	—	15
Refunds received in 2020 related to the MISO transmission owner return on equity complaint November 2019 FERC order (Refer to Note 13(f))	13	10	3
Changes in levels of production fuel	6	(15)	21
Amounts issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates (Refer to Note 2)	(42)	(42)	—
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(11)	(8)	(3)
Changes in income taxes paid/refunded	(8)	(5)	8
Changes in interest payments	(5)	(13)	2
Other (primarily due to other changes in working capital)	21	7	2
	$43	($12)	$48

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction and acquisition expenditures (a)	$69	$140	($71)
Changes in the amount of cash receipts on sold receivables	84	84	—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for the West Riverside Energy Center	46	—	46
Expenditures for new acquisitions at AEF in 2019	13	—	—
Other	3	5	(17)
	$215	$229	($42)

(a)
Largely due to lower expenditures for IPL’s expansion of wind generation and WPL’s West Riverside Energy Center, partially offset by higher expenditures for IPL’s and WPL’s electric and gas distribution systems and WPL’s expansion of wind generation.

Construction and Acquisition Expenditures - Refer to “2020 Highlights” for discussion of WPL’s estimated portion of capital expenditures for its requested 675 MW of new solar generation, as well as amounts WPL would receive related to a portion of the construction costs that are projected to be financed by a tax equity partner.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Higher payments to retire long-term debt	($650)	($200)	($150)
Net changes in the amount of commercial paper outstanding	(101)	50	(25)
Higher net proceeds from issuance of long-term debt	400	100	—
Higher net proceeds from common stock issuances	174	—	—
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	75	25
Other (includes higher dividend payments in 2020)	(38)	(42)	(13)
	($215)	($17)	($163)

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2020.

Long-term Debt - Refer to Note 6(b) for discussion of IPL’s, WPL’s and AEF’s issuances and retirements of long-term debt in 2020.

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

Contingencies - Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and would result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then current available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of June 30, 2020, Alliant Energy currently estimates the exposure to be the affiliate’s share of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, as well as the affiliate’s share of forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy by Whiting Petroleum. Note 1(c) provides discussion of the adoption of the new accounting standard for credit losses. Note 13(c) provides further discussion of contingencies assessed at January 1, 2020 and June 30, 2020, including impacts to Alliant Energy Resources, LLC’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum and to the other partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2019 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2020.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting. Alliant Energy, IPL and WPL have not experienced any material impact to their internal control over financial reporting due to the COVID-19 pandemic, and continue to monitor and assess the impact COVID-19 has on their internal controls.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2019 Form 10-K have not changed materially, except as described below.

The recent outbreak of the novel coronavirus (COVID-19) pandemic could adversely affect our business functions, financial condition, results of operations and cash flows - The continued spread of the novel coronavirus (COVID-19) has resulted in widespread impacts on the economy and could lead to a prolonged reduction in economic activity, disruptions to supply chains and capital markets, and reduced labor availability and productivity. The COVID-19 pandemic has impacted and may continue to impact the economic conditions in our service territories, which may adversely impact our sales and our customers’ abilities to pay their bills. Travel and transportation restrictions and closures of commercial spaces and industrial facilities have been imposed in and across the U.S., including in the service territories in which we operate. Governmental and regulatory responses to COVID-19 include suspending service disconnects and waiving late fees, which may increase customer account arrears, possibly increasing our allowance for expected credit losses and decreasing our cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2020 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	3,690	$53.06	—	N/A
May 1 through May 31	3,120	46.00	—	N/A
June 1 through June 30	69	47.79	—	N/A
	6,879	49.80	—

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
4.2
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

10.1#	Alliant Energy 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 9, 2020 (File No. 1-9894))
10.1a#	Form of Performance Share Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan
10.1b#	Form of Restricted Stock Unit Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan
10.1c#	Form of Performance Restricted Stock Unit Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2020.

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

