Form 10-Q
period 2020-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2020-11-03
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2020:
Alliant Energy Corporation, Common Stock, $0.01 par value, 249,760,663 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2019 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2019	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUB	Iowa Utilities Board
ATC	American Transmission Company LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
DAEC	Duane Arnold Energy Center	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PPA	Purchased power agreement
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	West Riverside	West Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

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

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•	the ability to complete construction of solar projects within the cost caps set by regulators and to meet all requirements to qualify for the full level of renewable tax credits;

•	changes in the price of delivered natural gas, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal;

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

•
impacts that excessive heat, storms or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and recovery of costs associated with restoration activities, including those related to the August 2020 derecho windstorm, or on the operations of Alliant Energy’s investments;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•
changes to costs of providing benefits and related funding requirements of pension and OPEB plans due to the market value of the assets that fund the plans, economic conditions, financial market performance, interest rates, timing and form of benefits payments, life expectancies and demographics;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Electric utility	$852	$916	$2,257	$2,350
Gas utility	42	42	253	323
Other utility	10	11	32	33
Non-utility	16	21	57	62
Total revenues	920	990	2,599	2,768
Operating expenses:
Electric production fuel and purchased power	179	219	527	602
Electric transmission service	132	127	326	363
Cost of gas sold	11	9	117	151
Other operation and maintenance	143	174	465	527
Depreciation and amortization	156	144	454	424
Taxes other than income taxes	27	27	82	84
Total operating expenses	648	700	1,971	2,151
Operating income	272	290	628	617
Other (income) and deductions:
Interest expense	68	68	207	204
Equity income from unconsolidated investments, net	(15)	(12)	(46)	(35)
Allowance for funds used during construction	(13)	(22)	(51)	(66)
Other	3	4	7	11
Total other (income) and deductions	43	38	117	114
Income before income taxes	229	252	511	503
Income tax expense (benefit)	(20)	23	(47)	49
Net income	249	229	558	454
Preferred dividend requirements of Interstate Power and Light Company	3	3	8	8
Net income attributable to Alliant Energy common shareowners	$246	$226	$550	$446
Weighted average number of common shares outstanding:
Basic	249.7	239.1	247.9	237.7
Diluted	250.0	239.9	248.1	238.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.99	$0.95	$2.22	$1.88
Diluted	$0.98	$0.94	$2.22	$1.87

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$189	$16
Accounts receivable, less allowance for expected credit losses	399	402
Production fuel, at weighted average cost	62	78
Gas stored underground, at weighted average cost	48	49
Materials and supplies, at weighted average cost	113	100
Regulatory assets	74	87
Prepaid gross receipts tax	30	42
Other	118	102
Total current assets	1,033	876
Property, plant and equipment, net	14,199	13,527
Investments:
ATC Holdings	328	320
Other	150	148
Total investments	478	468
Other assets:
Regulatory assets	1,762	1,758
Deferred charges and other	68	72
Total other assets	1,830	1,830
Total assets	$17,540	$16,701

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7	$657
Commercial paper	422	337
Accounts payable	417	422
Regulatory liabilities	163	212
Other	286	426
Total current liabilities	1,295	2,054
Long-term debt, net (excluding current portion)	6,574	5,533
Other liabilities:
Deferred tax liabilities	1,803	1,714
Regulatory liabilities	1,188	1,212
Pension and other benefit obligations	423	484
Other	348	299
Total other liabilities	3,762	3,709
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 249,760,663 and 245,022,800 shares	2	2
Additional paid-in capital	2,693	2,446
Retained earnings	3,026	2,766
Accumulated other comprehensive income (loss)	(1)	1
Shares in deferred compensation trust - 374,246 and 381,232 shares at a weighted average cost of $28.28 and $26.24 per share	(11)	(10)
Total Alliant Energy Corporation common equity	5,709	5,205
Cumulative preferred stock of Interstate Power and Light Company	200	200
Total equity	5,909	5,405
Total liabilities and equity	$17,540	$16,701

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$558	$454
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	454	424
Deferred tax expense (benefit) and tax credits	(48)	53
Equity component of allowance for funds used during construction	(36)	(46)
Other	19	17
Other changes in assets and liabilities:
Accounts receivable	(316)	(359)
Regulatory liabilities	(72)	(12)
Deferred income taxes	143	45
Pension and other benefit obligations	(61)	(33)
DAEC PPA amendment buyout payment	(110)	—
Other	(95)	(34)
Net cash flows from operating activities	436	509
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(935)	(1,004)
Other	(39)	(71)
Cash receipts on sold receivables	318	256
Other	(23)	(42)
Net cash flows used for investing activities	(679)	(861)
Cash flows from financing activities:
Common stock dividends	(281)	(253)
Proceeds from issuance of common stock, net	241	185
Proceeds from issuance of long-term debt	1,050	950
Payments to retire long-term debt	(654)	(253)
Net change in commercial paper	85	(92)
Other	(22)	(11)
Net cash flows from financing activities	419	526
Net increase in cash, cash equivalents and restricted cash	176	174
Cash, cash equivalents and restricted cash at beginning of period	18	26
Cash, cash equivalents and restricted cash at end of period	$194	$200
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($197)	($195)
Income taxes, net	$6	$1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$202	$254
Beneficial interest obtained in exchange for securitized accounts receivable	$201	$237

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Electric utility	$519	$561	$1,332	$1,373
Gas utility	24	25	141	188
Steam and other	10	11	31	32
Total revenues	553	597	1,504	1,593
Operating expenses:
Electric production fuel and purchased power	102	127	304	339
Electric transmission service	93	92	212	257
Cost of gas sold	6	6	63	80
Other operation and maintenance	85	100	269	306
Depreciation and amortization	89	84	264	243
Taxes other than income taxes	16	14	45	46
Total operating expenses	391	423	1,157	1,271
Operating income	162	174	347	322
Other (income) and deductions:
Interest expense	35	32	104	93
Allowance for funds used during construction	(6)	(11)	(21)	(34)
Other	1	2	3	5
Total other (income) and deductions	30	23	86	64
Income before income taxes	132	151	261	258
Income tax expense (benefit)	(19)	7	(37)	11
Net income	151	144	298	247
Preferred dividend requirements	3	3	8	8
Net income available for common stock	$148	$141	$290	$239
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$185	$9
Accounts receivable, less allowance for expected credit losses	219	203
Production fuel, at weighted average cost	45	47
Gas stored underground, at weighted average cost	21	22
Materials and supplies, at weighted average cost	63	55
Regulatory assets	52	44
Other	53	29
Total current assets	638	409
Property, plant and equipment, net	7,818	7,481
Other assets:
Regulatory assets	1,366	1,356
Deferred charges and other	36	31
Total other assets	1,402	1,387
Total assets	$9,858	$9,277

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$200
Accounts payable	231	207
Regulatory liabilities	117	116
Other	198	307
Total current liabilities	546	830
Long-term debt, net (excluding current portion)	3,344	2,947
Other liabilities:
Deferred tax liabilities	1,028	1,008
Regulatory liabilities	574	599
Pension and other benefit obligations	149	168
Other	287	253
Total other liabilities	2,038	2,028
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,693	2,348
Retained earnings	1,004	891
Total Interstate Power and Light Company common equity	3,730	3,272
Cumulative preferred stock	200	200
Total equity	3,930	3,472
Total liabilities and equity	$9,858	$9,277

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$298	$247
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	264	243
Equity component of allowance for funds used during construction	(15)	(25)
Deferred tax benefit and tax credits	(42)	(14)
Other	6	2
Other changes in assets and liabilities:
Accounts receivable	(337)	(365)
Regulatory assets	(32)	(13)
Deferred income taxes	62	32
Pension and other benefit obligations	(19)	(13)
DAEC PPA amendment buyout payment	(110)	—
Other	(56)	45
Net cash flows from operating activities	19	139
Cash flows used for investing activities:
Construction and acquisition expenditures	(465)	(696)
Cash receipts on sold receivables	318	256
Other	(55)	(44)
Net cash flows used for investing activities	(202)	(484)
Cash flows from financing activities:
Common stock dividends	(177)	(126)
Capital contributions from parent	345	100
Proceeds from issuance of long-term debt	400	600
Payments to retire long-term debt	(200)	—
Net change in commercial paper	—	(50)
Other	(9)	(6)
Net cash flows from financing activities	359	518
Net increase in cash, cash equivalents and restricted cash	176	173
Cash, cash equivalents and restricted cash at beginning of period	9	12
Cash, cash equivalents and restricted cash at end of period	$185	$185
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($109)	($94)
Income taxes, net	($12)	$8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$150	$180
Beneficial interest obtained in exchange for securitized accounts receivable	$201	$237

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Electric utility	$333	$355	$925	$977
Gas utility	18	17	112	135
Other	—	—	1	1
Total revenues	351	372	1,038	1,113
Operating expenses:
Electric production fuel and purchased power	78	92	223	263
Electric transmission service	39	36	114	106
Cost of gas sold	4	3	53	71
Other operation and maintenance	65	62	172	188
Depreciation and amortization	65	59	186	177
Taxes other than income taxes	11	12	35	35
Total operating expenses	262	264	783	840
Operating income	89	108	255	273
Other (income) and deductions:
Interest expense	26	25	78	77
Allowance for funds used during construction	(6)	(11)	(29)	(31)
Other	1	1	3	4
Total other (income) and deductions	21	15	52	50
Income before income taxes	68	93	203	223
Income tax expense (benefit)	(5)	17	(17)	40
Net income	$73	$76	$220	$183
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2	$4
Accounts receivable, less allowance for expected credit losses	170	191
Production fuel, at weighted average cost	17	31
Gas stored underground, at weighted average cost	27	27
Materials and supplies, at weighted average cost	48	43
Regulatory assets	22	43
Prepaid gross receipts tax	30	42
Other	22	62
Total current assets	338	443
Property, plant and equipment, net	5,977	5,638
Other assets:
Regulatory assets	396	402
Deferred charges and other	33	24
Total other assets	429	426
Total assets	$6,744	$6,507

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150
Commercial paper	139	168
Accounts payable	126	160
Regulatory liabilities	46	96
Other	117	116
Total current liabilities	428	690
Long-term debt, net (excluding current portion)	2,130	1,783
Other liabilities:
Deferred tax liabilities	696	626
Regulatory liabilities	614	613
Finance lease obligations - Sheboygan Falls Energy Facility	44	51
Pension and other benefit obligations	189	211
Other	161	169
Total other liabilities	1,704	1,670
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,459	1,434
Retained earnings	957	864
Total Wisconsin Power and Light Company common equity	2,482	2,364
Total liabilities and equity	$6,744	$6,507

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$220	$183
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	186	177
Deferred tax expense (benefit) and tax credits	(9)	55
Other	(8)	(8)
Other changes in assets and liabilities:
Regulatory liabilities	(61)	(29)
Deferred income taxes	79	16
Other	(5)	(34)
Net cash flows from operating activities	402	360
Cash flows used for investing activities:
Construction and acquisition expenditures	(470)	(308)
Other	5	(27)
Net cash flows used for investing activities	(465)	(335)
Cash flows from (used for) financing activities:
Common stock dividends	(127)	(108)
Capital contributions from parent	25	100
Proceeds from issuance of long-term debt	350	350
Payments to retire long-term debt	(150)	(250)
Net change in commercial paper	(29)	(105)
Other	(8)	(11)
Net cash flows from (used for) financing activities	61	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	1
Cash, cash equivalents and restricted cash at beginning of period	4	9
Cash, cash equivalents and restricted cash at end of period	$2	$10
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($71)	($74)
Income taxes, net	$5	($7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$50	$70

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

In March 2020, COVID-19 was declared a global pandemic, which has resulted in widespread travel restrictions, closures of commercial spaces and industrial facilities, and more people working from home in Alliant Energy’s service territories. For the three and nine months ended September 30, 2020, Alliant Energy, IPL and WPL considered the impact of COVID-19 on their overall business operations, financial condition, results of operations and cash flows, along with assumptions and estimates used. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy, IPL and WPL have experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. The degree to which the COVID-19 pandemic may impact Alliant Energy, IPL and WPL in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2020, Alliant Energy’s and IPL’s cash and cash equivalents included $183 million and $183 million of money market fund investments, with weighted average interest rates of 0.1% and 0.1%, respectively.

NOTE 1(c) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as impacts related to COVID-19, the derecho windstorm and related regulatory actions, and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts.

NOTE 1(d) New Accounting Standards -
Credit Losses - In June 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables, certain other assets and off-balance sheet credit exposures. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 using a modified retrospective method of adoption, which required cumulative effect adjustments to retained earnings on January 1, 2020. IPL and WPL did not record a cumulative effect adjustment to retained earnings and Alliant Energy recorded a pre-tax $12 million (after-tax $9 million) cumulative effect adjustment to decrease retained earnings related to Alliant Energy’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum (refer to Note 13(c) for further discussion). This adjustment is included in “Adoption of new accounting standard” in Alliant Energy’s summary of changes in shareowners’ equity in Note 5 for the nine months ended September 30, 2020.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Tax-related	$877	$818	$829	$777	$48	$41
Pension and OPEB costs	492	524	247	263	245	261
Assets retired early	118	134	79	88	39	46
Asset retirement obligations	115	112	79	76	36	36
IPL’s DAEC PPA amendment	110	108	110	108	—	—
Derivatives	20	39	8	18	12	21
Emission allowances	19	21	19	21	—	—
Other	85	89	47	49	38	40
	$1,836	$1,845	$1,418	$1,400	$418	$445

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Tax-related	$746	$836	$334	$351	$412	$485
Cost of removal obligations	371	388	241	257	130	131
Electric transmission cost recovery	62	88	30	51	32	37
Derivatives	40	20	27	17	13	3
WPL’s West Riverside liquidated damages	36	—	—	—	36	—
Commodity cost recovery	22	24	19	9	3	15
WPL’s earnings sharing mechanism	22	22	—	—	22	22
Other	52	46	40	30	12	16
	$1,351	$1,424	$691	$715	$660	$709

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the nine months ended September 30, 2020, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily from returning a portion of these excess deferred tax benefits back to customers.

IPL’s DAEC PPA amendment - In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The payment was recorded as a reduction to “Other current liabilities” on Alliant Energy’s and IPL’s balance sheets and was included in “DAEC PPA amendment buyout payment” in Alliant Energy’s and IPL’s cash flows used for operating activities for the nine months ended September 30, 2020. The buyout payment will be recovered from IPL’s retail and wholesale customers beginning in the fourth quarter of 2020 through the end of 2025.

Electric transmission cost recovery - In the second quarter of 2020, pursuant to a June 2020 IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates, which resulted in a corresponding reduction to “Electric transmission service” expense in Alliant Energy’s and IPL’s income statements for the nine months ended September 30, 2020.

Refer to Note 13(f) for discussion of refunds received by IPL and WPL in 2020 related to MISO transmission owner return on equity complaints.

WPL’s West Riverside liquidated damages - Pursuant to terms included in the related West Riverside construction procurement contracts, WPL reached agreement with the contractor on liquidated damages in the third quarter of 2020. A significant portion of the liquidated damages was settled by WPL offsetting amounts owed to the contractor that were previously withheld for payment, which were non-cash investing activities. The liquidated damages are expected to be returned to WPL’s customers as determined in future regulatory proceedings.

August 2020 Derecho Windstorm - In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration and rebuilding efforts in August 2020 and expects permanent repairs to the system to continue throughout 2020. IPL’s current estimate of the total cost of the windstorm is approximately $140 million, and as of September 30, 2020, approximately $130 million was recorded substantially to “Property, plant and equipment, net” on Alliant Energy’s and IPL’s balance sheets. Tax benefits and the incremental operation and maintenance expenses resulting from the windstorm were deferred and recorded as a net regulatory liability of $7 million as of September 30, 2020, which is included in “Other” regulatory liabilities in the above table. In November 2020, IPL filed a request with the IUB for utilization of a regulatory account to track certain incremental costs and benefits incurred resulting from the windstorm until IPL’s next rate proceeding.

NOTE 3. RECEIVABLES
Note 3(a) Accounts Receivable - Details for accounts receivable included on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Customer	$95	$92	$—	$—	$86	$84
Unbilled utility revenues	62	82	—	—	62	82
Deferred proceeds	201	188	201	188	—	—
Other	54	47	20	16	33	31
Allowance for expected credit losses	(13)	(7)	(2)	(1)	(11)	(6)
	$399	$402	$219	$203	$170	$191

Note 3(b) Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2020, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2020	2019	2020	2019
Maximum outstanding aggregate cash proceeds	$1	$103	$96	$108
Average outstanding aggregate cash proceeds	1	45	12	43

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2020	December 31, 2019
Customer accounts receivable	$148	$125
Unbilled utility revenues	67	95
Other receivables	—	1
Receivables sold to third party	215	221
Less: cash proceeds	1	27
Deferred proceeds	214	194
Less: allowance for expected credit losses	13	6
Fair value of deferred proceeds	$201	$188

As of September 30, 2020, outstanding receivables past due under the Receivables Agreement were $27 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2020	2019	2020	2019
Collections	$561	$592	$1,555	$1,636
Write-offs, net of recoveries	1	3	4	11

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2020	2019	2020	2019
ATC Holdings	($11)	($11)	($36)	($30)
Non-utility wind farm in Oklahoma	(2)	—	(6)	(3)
Other	(2)	(1)	(4)	(2)
	($15)	($12)	($46)	($35)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2020	245,022,800
Equity forward agreements	4,275,127
Shareowner Direct Plan	364,531
Equity-based compensation plans	98,205
Shares outstanding, September 30, 2020	249,760,663

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

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$2	$2,683	$2,874	($1)	($10)	$200	$5,748
Net income attributable to Alliant Energy common shareowners			246				246
Common stock dividends ($0.38 per share)			(94)				(94)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		4			(1)		3
Ending balance, September 30, 2020	$2	$2,693	$3,026	($1)	($11)	$200	$5,909
Three Months Ended September 30, 2019
Beginning balance, June 30, 2019	$2	$2,109	$2,598	$1	($10)	$200	$4,900
Net income attributable to Alliant Energy common shareowners			226				226
Common stock dividends ($0.355 per share)			(85)				(85)
Equity forward settlements and Shareowner Direct Plan issuances		125					125
Equity-based compensation plans and other		3					3
Ending balance, September 30, 2019	$2	$2,237	$2,739	$1	($10)	$200	$5,169

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$2	$2,446	$2,766	$1	($10)	$200	$5,405
Net income attributable to Alliant Energy common shareowners			550				550
Common stock dividends ($1.14 per share)			(281)				(281)
Equity forward settlements and Shareowner Direct Plan issuances		241					241
Equity-based compensation plans and other		6			(1)		5
Adoption of new accounting standard, net of tax (refer to Note 1(d))			(9)				(9)
Other comprehensive loss, net of tax				(2)			(2)
Ending balance, September 30, 2020	$2	$2,693	$3,026	($1)	($11)	$200	$5,909
Nine Months Ended September 30, 2019
Beginning balance, December 31, 2018	$2	$2,046	$2,546	$2	($10)	$200	$4,786
Net income attributable to Alliant Energy common shareowners			446				446
Common stock dividends ($1.065 per share)			(253)				(253)
Equity forward settlements and Shareowner Direct Plan issuances		185					185
Equity-based compensation plans and other		6					6
Other comprehensive loss, net of tax				(1)			(1)
Ending balance, September 30, 2019	$2	$2,237	$2,739	$1	($10)	$200	$5,169

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$33	$2,523	$915	$200	$3,671
Net income available for common stock			148		148
Common stock dividends			(59)		(59)
Capital contributions from parent		170			170
Ending balance, September 30, 2020	$33	$2,693	$1,004	$200	$3,930
Three Months Ended September 30, 2019
Beginning balance, June 30, 2019	$33	$2,323	$789	$200	$3,345
Net income available for common stock			141		141
Common stock dividends			(42)		(42)
Ending balance, September 30, 2019	$33	$2,323	$888	$200	$3,444

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$33	$2,348	$891	$200	$3,472
Net income available for common stock			290		290
Common stock dividends			(177)		(177)
Capital contributions from parent		345			345
Ending balance, September 30, 2020	$33	$2,693	$1,004	$200	$3,930
Nine Months Ended September 30, 2019
Beginning balance, December 31, 2018	$33	$2,223	$775	$200	$3,231
Net income available for common stock			239		239
Common stock dividends			(126)		(126)
Capital contributions from parent		100			100
Ending balance, September 30, 2019	$33	$2,323	$888	$200	$3,444

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$66	$1,459	$927	$2,452
Net income			73	73
Common stock dividends			(43)	(43)
Ending balance, September 30, 2020	$66	$1,459	$957	$2,482
Three Months Ended September 30, 2019
Beginning balance, June 30, 2019	$66	$1,309	$810	$2,185
Net income			76	76
Common stock dividends			(36)	(36)
Capital contributions from parent		100		100
Ending balance, September 30, 2019	$66	$1,409	$850	$2,325

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$66	$1,434	$864	$2,364
Net income			220	220
Common stock dividends			(127)	(127)
Capital contributions from parent		25		25
Ending balance, September 30, 2020	$66	$1,459	$957	$2,482
Nine Months Ended September 30, 2019
Beginning balance, December 31, 2018	$66	$1,309	$775	$2,150
Net income			183	183
Common stock dividends			(108)	(108)
Capital contributions from parent		100		100
Ending balance, September 30, 2019	$66	$1,409	$850	$2,325

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

September 30, 2020	Alliant Energy	IPL	WPL
Amount outstanding	$422	$—	$139
Weighted average interest rates	0.2%	N/A	0.1%
Available credit facility capacity	$578	$250	$161

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2020	2019	2020	2019	2020	2019
Maximum amount outstanding (based on daily outstanding balances)	$422	$472	$—	$—	$139	$90
Average amount outstanding (based on daily outstanding balances)	$252	$400	$—	$—	$83	$27
Weighted average interest rates	0.2%	2.5%	N/A	N/A	0.2%	2.3%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$463	$601	$8	$50	$212	$195
Average amount outstanding (based on daily outstanding balances)	$252	$476	$—	$—	$86	$102
Weighted average interest rates	1.1%	2.6%	0.5%	2.8%	1.2%	2.5%

NOTE 6(b) Long-term Debt - In March 2020, AEF entered into a $300 million variable rate (1% as of September 30, 2020) term loan credit agreement (with Alliant Energy as guarantor) and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020. AEF’s current term loan credit agreement expires in March 2022 and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

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

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2020	2019	2020	2019	2020	2019
Electric Utility:
Retail - residential	$328	$332	$189	$196	$139	$136
Retail - commercial	210	231	142	158	68	73
Retail - industrial	241	264	149	158	92	106
Wholesale	47	50	17	18	30	32
Bulk power and other	26	39	22	31	4	8
Total Electric Utility	852	916	519	561	333	355
Gas Utility:
Retail - residential	22	20	12	12	10	8
Retail - commercial	10	10	6	6	4	4
Retail - industrial	2	3	1	2	1	1
Transportation/other	8	9	5	5	3	4
Total Gas Utility	42	42	24	25	18	17
Other Utility:
Steam	8	9	8	9	—	—
Other utility	2	2	2	2	—	—
Total Other Utility	10	11	10	11	—	—
Non-Utility and Other:
Transportation and other	16	21	—	—	—	—
Total Non-Utility and Other	16	21	—	—	—	—
Total revenues	$920	$990	$553	$597	$351	$372

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2020	2019	2020	2019	2020	2019
Electric Utility:
Retail - residential	$845	$840	$472	$470	$373	$370
Retail - commercial	556	583	371	386	185	197
Retail - industrial	648	686	384	392	264	294
Wholesale	127	137	44	49	83	88
Bulk power and other	81	104	61	76	20	28
Total Electric Utility	2,257	2,350	1,332	1,373	925	977
Gas Utility:
Retail - residential	146	187	79	109	67	78
Retail - commercial	70	90	38	50	32	40
Retail - industrial	8	10	5	7	3	3
Transportation/other	29	36	19	22	10	14
Total Gas Utility	253	323	141	188	112	135
Other Utility:
Steam	27	27	27	27	—	—
Other utility	5	6	4	5	1	1
Total Other Utility	32	33	31	32	1	1
Non-Utility and Other:
Transportation and other	57	62	—	—	—	—
Total Non-Utility and Other	57	62	—	—	—	—
Total revenues	$2,599	$2,768	$1,504	$1,593	$1,038	$1,113

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in overall effective income tax rates for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to increases in production tax credits as a result of increased wind production in 2020 and increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2020 increased revenue requirements.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Overall income tax rate	(9%)	9%	(9%)	10%	(14%)	5%	(14%)	4%	(7%)	18%	(8%)	18%

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2020, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$371	$343	$3
State net operating losses	2020-2040	623	10	2
Federal tax credits	2022-2040	446	252	173

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$3	$2	$8	$7	$1	$1	$3	$3
Interest cost	10	13	32	37	2	2	5	6
Expected return on plan assets	(17)	(15)	(52)	(45)	(1)	(1)	(4)	(4)
Amortization of actuarial loss	9	9	26	27	—	1	2	2
Settlement losses (a)	—	—	4	—	—	—	—	—
	$5	$9	$18	$26	$2	$3	$6	$7

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2	$1	$5	$4	$—	$—	$1	$1
Interest cost	5	6	15	17	1	1	2	3
Expected return on plan assets	(8)	(7)	(24)	(21)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	4	4	11	12	—	1	1	1
	$3	$4	$7	$12	$—	$1	$1	$2

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$3	$3	$—	$—	$1	$1
Interest cost	5	5	14	16	1	1	2	3
Expected return on plan assets	(8)	(6)	(23)	(20)	(1)	—	(1)	(1)
Amortization of actuarial loss	4	4	12	13	1	—	2	1
	$2	$4	$6	$12	$1	$1	$4	$4

(a)	Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Compensation expense	$5	$8	$10	$16	$3	$4	$6	$9	$2	$3	$4	$6
Income tax benefits	1	2	3	4	1	1	2	2	—	1	1	2

As of September 30, 2020, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $7 million, $4 million and $3 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2020, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards. As of September 30, 2020, 276,070 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	55,303	$64.04
Performance restricted stock units	55,303	59.47
Restricted stock units	60,284	59.49

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the nine months ended September 30, 2020 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$196	$134
Revisions in estimated cash flows	1	—
Liabilities settled	(7)	(5)
Liabilities incurred (a)	38	38
Accretion expense	5	4
Balance, September 30	$233	$171

(a)
During the nine months ended September 30, 2020, Alliant Energy and IPL recognized additional asset retirement obligations related to IPL’s newly constructed Whispering Willow North, Golden Plains and Richland wind sites. The increases in asset retirement obligations resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2020, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	14,365	2020-2021	218,581	2020-2028	8,151	2020-2023	6,174	2020-2022
IPL	5,401	2020-2021	114,747	2020-2028	3,373	2020-2023	—	—
WPL	8,964	2020-2021	103,834	2020-2027	4,778	2020-2023	6,174	2020-2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current derivative assets	$33	$16	$23	$12	$10	$4
Non-current derivative assets	15	11	11	10	4	1
Current derivative liabilities	6	19	2	9	4	10
Non-current derivative liabilities	13	19	6	9	7	10

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2020 and December 31, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2020 and December 31, 2019. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$183	$183	$—	$—	$183	$5	$5	$—	$—	$5
Derivatives	48	—	17	31	48	27	—	5	22	27
Deferred proceeds	201	—	—	201	201	188	—	—	188	188
Liabilities:
Derivatives	19	—	18	1	19	38	—	37	1	38
Long-term debt (incl. current maturities)	6,581	—	7,849	2	7,851	6,190	—	6,918	2	6,920

IPL	September 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$183	$183	$—	$—	$183	$5	$5	$—	$—	$5
Derivatives	34	—	7	27	34	22	—	3	19	22
Deferred proceeds	201	—	—	201	201	188	—	—	188	188
Liabilities:
Derivatives	8	—	7	1	8	18	—	17	1	18
Long-term debt (incl. current maturities)	3,344	—	3,987	—	3,987	3,147	—	3,489	—	3,489

WPL	September 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$14	$—	$10	$4	$14	$5	$—	$2	$3	$5
Liabilities:
Derivatives	11	—	11	—	11	20	—	20	—	20
Long-term debt (incl. current maturities)	2,130	—	2,667	—	2,667	1,933	—	2,268	—	2,268

Information for Alliant Energy’s and IPL’s fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions). Such amounts for WPL were not material.

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2020	2019	2020	2019
Beginning balance, July 1	$36	$13	$194	$215
Total net gains included in changes in net assets (realized/unrealized)	—	13	—	—
Transfers out of Level 3	—	(1)	—	—
Sales	(1)	—	—	—
Settlements (a)	(5)	(3)	7	22
Ending balance, September 30	$30	$22	$201	$237
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($1)	$13	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2020	2019	2020	2019
Beginning balance, January 1	$21	$12	$188	$119
Total net gains included in changes in net assets (realized/unrealized)	8	7	—	—
Transfers out of Level 3	—	3	—	—
Purchases	14	14	—	—
Sales	(1)	—	—	—
Settlements (a)	(12)	(14)	13	118
Ending balance, September 30	$30	$22	$201	$237
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$8	$10	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2020	2019	2020	2019
Beginning balance, July 1	$32	$9	$194	$215
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1)	12	—	—
Transfers out of Level 3	—	(1)	—	—
Sales	(1)	—	—	—
Settlements (a)	(4)	(2)	7	22
Ending balance, September 30	$26	$18	$201	$237
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($1)	$12	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2020	2019	2020	2019
Beginning balance, January 1	$18	$9	$188	$119
Total net gains included in changes in net assets (realized/unrealized)	7	9	—	—
Transfers out of Level 3	—	2	—	—
Purchases	11	9	—	—
Sales	(1)	—	—	—
Settlements (a)	(9)	(11)	13	118
Ending balance, September 30	$26	$18	$201	$237
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$7	$10	$—	$—

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2020	$18	$12	$17	$9	$1	$3
December 31, 2019	15	7	14	5	1	2

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. WPL’s projects include the expansion of solar and wind generation and its gas distribution system in Western Wisconsin. At September 30, 2020, Alliant Energy’s and WPL’s minimum future commitments for these projects were $21 million and $18 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2020, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$983	$508	$475
Coal (a)	125	70	55
Other (b)	111	49	31
	$1,219	$627	$561

(a)
Corporate Services has historically entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. Such commitments were assigned to IPL and WPL based on information available as of September 30, 2020 regarding expected future usage, which is subject to change.

(b)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2020.

Refer to Note 2 for discussion of an amendment to shorten the term of the DAEC PPA, which resulted in IPL making a buyout payment in September 2020.

NOTE 13(c) Guarantees and Indemnifications -
Whiting Petroleum - Whiting Petroleum is an independent oil and gas company. In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under multiple general partnership agreements in the oil and gas industry. The guarantees do not include a maximum limit. Based on information made available to Alliant Energy by Whiting Petroleum, the Whiting Petroleum affiliate holds an approximate 6% share in the partnerships, and currently known obligations include costs associated with the future abandonment of certain facilities owned by the partnerships. The general partnerships were formed under California law, and Alliant Energy Resources, LLC may need to perform under the guarantees if the affiliate of Whiting Petroleum is unable to meet its partnership obligations.

As of September 30, 2020, the currently known partnership obligations for the abandonment obligations are estimated at $68 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $68 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, the new credit loss accounting standard adopted on January 1, 2020 requires recognition of a liability for expected credit losses related to the contingent obligations that are in the scope of these guarantees. With the adoption of this standard, Alliant Energy recorded a pre-tax $12 million cumulative effect adjustment to decrease the opening balance of retained earnings as of January 1, 2020.

Whiting Petroleum’s creditworthiness deteriorated in the first quarter of 2020, likely from significantly depressed oil and gas prices and general market conditions, and as a result, the credit loss liability was increased to $20 million in the first quarter of 2020. In April 2020, Whiting Petroleum filed for bankruptcy, and in September 2020, Whiting Petroleum completed its reorganization and emerged from bankruptcy. As a result of Whiting Petroleum’s completed bankruptcy proceedings, as well as additional information regarding the guarantees obtained from the bankruptcy proceedings, the credit loss liability was decreased to $5 million in the third quarter of 2020. The credit loss liability is recorded in “Other liabilities” on Alliant Energy’s balance sheet as of September 30, 2020. For the three and nine months ended September 30, 2020, the pre-tax credit loss adjustments of $15 million and $7 million, respectively, were recorded as reductions in Alliant Energy’s “Other operation and maintenance” expenses.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $74 million as of September 30, 2020 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2020 and December 31, 2019.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. IPL has not recorded any material liabilities related to these indemnifications as of September 30, 2020 and December 31, 2019. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expired in October 2020.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2020, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At September 30, 2020, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$12	-	$29	$9	-	$24
Current and non-current environmental liabilities	16			13

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

NOTE 13(e) Collective Bargaining Agreements - In August 2020, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expired and a new agreement was reached, which expires August 31, 2024.

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

For the nine months ended September 30, 2020, IPL and WPL received $15 million and $5 million, respectively, in refunds related to the FERC orders. In October 2020, FERC extended the time to complete additional refunds to September 2021.

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

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2020
Revenues	$852	$42	$10	$904	$16	$920
Operating income (loss)	251	(1)	1	251	21	272
Net income attributable to Alliant Energy common shareowners				221	25	246
Three Months Ended September 30, 2019
Revenues	$916	$42	$11	$969	$21	$990
Operating income (loss)	284	(5)	3	282	8	290
Net income attributable to Alliant Energy common shareowners				217	9	226

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2020
Revenues	$2,257	$253	$32	$2,542	$57	$2,599
Operating income	549	48	5	602	26	628
Net income attributable to Alliant Energy common shareowners				510	40	550
Nine Months Ended September 30, 2019
Revenues	$2,350	$323	$33	$2,706	$62	$2,768
Operating income	543	47	5	595	22	617
Net income attributable to Alliant Energy common shareowners				422	24	446

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2020
Revenues	$519	$24	$10	$553
Operating income	159	1	2	162
Net income available for common stock				148
Three Months Ended September 30, 2019
Revenues	$561	$25	$11	$597
Operating income (loss)	175	(4)	3	174
Net income available for common stock				141
Nine Months Ended September 30, 2020
Revenues	$1,332	$141	$31	$1,504
Operating income	308	34	5	347
Net income available for common stock				290
Nine Months Ended September 30, 2019
Revenues	$1,373	$188	$32	$1,593
Operating income	291	26	5	322
Net income available for common stock				239

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2020
Revenues	$333	$18	$—	$351
Operating income (loss)	92	(2)	(1)	89
Net income				73
Three Months Ended September 30, 2019
Revenues	$355	$17	$—	$372
Operating income (loss)	109	(1)	—	108
Net income				76
Nine Months Ended September 30, 2020
Revenues	$925	$112	$1	$1,038
Operating income	241	14	—	255
Net income				220
Nine Months Ended September 30, 2019
Revenues	$977	$135	$1	$1,113
Operating income	252	21	—	273
Net income				183

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019
Corporate Services billings	$53	$47	$134	$137	$41	$36	$108	$104
Sales credited	10	23	35	50	—	2	4	6
Purchases billed	110	93	248	251	39	32	79	91

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Net payables to Corporate Services	$119	$112	$77	$85

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2020	2019	2020	2019
ATC billings to WPL	$27	$28	$80	$82
WPL billings to ATC	2	3	8	10

WPL owed ATC net amounts of $9 million as of September 30, 2020 and $9 million as of December 31, 2019. In the second quarter of 2020, WPL received $46 million from ATC related to construction deposits WPL previously provided ATC for transmission network upgrades for West Riverside, which is substantially recorded in “Other” in Alliant Energy’s and WPL’s cash flows from investing activities.

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

2020 HIGHLIGHTS

Key highlights since the filing of the 2019 Form 10-K include the following:

COVID-19:
The outbreak of COVID-19 has become a global pandemic and Alliant Energy’s service territories are not immune to the challenges presented by COVID-19. Despite these challenges, Alliant Energy, IPL and WPL continue to focus on providing the critical, reliable service their customers depend on, while emphasizing the health and welfare of their employees, customers and communities. Alliant Energy, IPL and WPL have not experienced significant impacts on their overall business operations, financial condition, results of operations or cash flows for the three and nine months ended September 30, 2020; however, the degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities. Alliant Energy has mitigated the impact of sales declines from COVID-19 by accelerating planned cost transformation activities. Actual and potential impacts from COVID-19 include, but are not limited to, the following:

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

While Alliant Energy has not experienced any significant issues to-date, it continues to monitor potential disruptions or constraints in materials and supplies from key suppliers. In addition, Alliant Energy’s construction projects are currently progressing as planned with added safety protocols, and while it continues to monitor its supply chain, there have been no immediate disruptions. Alliant Energy’s wind farms under construction during the pandemic were placed in service as previously planned to meet the timing requirements to qualify for the maximum renewable tax credits. In addition, Alliant Energy does not currently expect any material changes to its construction and acquisition expenditures plans disclosed in “Liquidity and Capital Resources” resulting from COVID-19.

Alliant Energy has not experienced, and currently does not expect, an interruption in its ability to provide electric and natural gas services to its customers. Alliant Energy currently expects to incur incremental direct expenses related to certain of these operational changes and does not expect them to have a material impact on its results of operations.

Customer Impacts - COVID-19 has resulted in various travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. For the nine months ended September 30, 2020 compared to the same period in 2019, Alliant Energy’s retail electric residential temperature-normalized sales increased 3%, and its retail electric commercial and industrial temperature-normalized sales decreased 4% in aggregate. While sales to retail electric commercial and industrial customers have largely recovered to pre-COVID-19 levels in the third quarter of 2020, given the continued uncertainty of COVID-19 impacts on sales, Alliant Energy currently expects a slight reduction in temperature-normalized retail sales in 2020 compared to 2019. From a sensitivity perspective, Alliant Energy currently estimates that an annual 1% increase/decrease in sales for each customer type would result in corresponding annual impacts of $0.02 EPS for its retail electric residential customers, $0.01 EPS for its retail electric commercial customers and $0.01 EPS for its retail electric industrial customers.

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

Credit Risk Impacts - Alliant Energy’s temporary suspension of service disconnects and waivers of late payment fees for its customers, as well as broad economic factors, may negatively impact its customers’ willingness and ability to pay, which could increase customer arrears and bad debts, and negatively impact Alliant Energy’s cash flows from operations. Currently, Alliant Energy does not anticipate any material credit risk related to its commodity transactions.

Regulatory Impacts - In March 2020, WPL received authorization from the PSCW to defer certain incremental costs incurred resulting from COVID-19, including bad debt expenses and foregone revenues from late payment fees and deposits. In June 2020, IPL filed a proposal with the IUB for utilization of a regulatory asset account to track increased expenses and other financial impacts incurred after March 1, 2020 resulting from COVID-19. The recovery of any authorized deferrals will be addressed in future regulatory proceedings. For the three and nine months ended September 30, 2020, such recorded amounts were not material.

Legislative Impacts - In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The most significant provision of the CARES Act for Alliant Energy relates to an acceleration of refunds of existing alternative minimum tax credits to improve liquidity. In July 2020, Alliant Energy received $11 million of credits that otherwise would have been received in 2021 and 2022. In addition, Alliant Energy has deferred certain 2020 payroll taxes to 2021 and 2022. The CARES Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as financial support for certain of Alliant Energy’s residential, small business and non-profit customers.

August 2020 Derecho Windstorm:
In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration efforts in August 2020 and expects permanent repairs to the system to continue throughout 2020. Refer to Note 2 for further discussion, including IPL’s current estimate and requested regulatory treatment of certain incremental costs and benefits incurred resulting from the windstorm.

Rate Matters:

•
Final retail electric rates for IPL’s 2020 Forward-looking Test Period rate review were effective February 26, 2020. Effective with the implementation of final rates, IPL started to recover a return of and return on its new wind generation placed in service in 2019 and 2020 through the renewable energy rider. IPL currently expects to file a subsequent proceeding with the IUB in the first half of 2021 for its 2020 Forward-looking Test Period retail electric and gas rate reviews, which will compare actual revenues and costs to those initially forecasted by IPL. IPL currently does not expect any rate adjustments from the subsequent proceeding.

•
In August 2020, the PSCW issued an oral decision authorizing WPL to maintain its current retail electric and gas base rates, authorized return on common equity, regulatory capital structure and earnings sharing mechanism through the end of 2021. WPL will utilize anticipated fuel-related cost savings in 2021 to offset the revenue requirement impacts of the Kossuth wind farm, which was placed in service in October 2020. In addition, WPL will utilize excess deferred tax benefits to partially offset the revenue requirement of the expansion of its gas distribution system in Western Wisconsin, which is expected to be placed in service in late 2020. A written order from the PSCW is currently expected in the fourth quarter of 2020.

•
In the second quarter of 2020, pursuant to a June 2020 IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates.

•	In September 2020, pursuant to an August 2020 PSCW order, WPL refunded $12 million of 2019 fuel-related cost over-collections to its retail electric customers.

•
In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. Pursuant to IUB and FERC orders, the buyout payment will be recovered from IPL’s retail and wholesale customers beginning in the fourth quarter of 2020 and through the end of 2025.

•
Beginning in the third quarter of 2020, IPL began providing retail electric billing credits that will continue through June 2021, which in aggregate include $27 million of excess deferred tax benefits and $8 million from a partial refund of interim rates implemented in 2019.

•	WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2021 for either a single or multiple year forward-looking test period.

Customer Investments:

•	In March 2020, IPL completed the construction of the Golden Plains wind farm in Iowa (200 MW).

•	In April 2020, WPL received authorization from the PSCW to expand its gas distribution system in Western Wisconsin, which is currently expected to be completed in 2020.

•	In May 2020, WPL completed the construction of the natural gas-fired West Riverside Energy Center (730 MW).

28

•
In May 2020, WPL filed a Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 675 MW of new solar generation in the following Wisconsin counties: Grant (200 MW in 2023), Sheboygan (150 MW in 2022), Wood (150 MW in 2022), Jefferson (75 MW in 2022), Richland (50 MW in 2022) and Rock (50 MW in 2023). The 675 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, which is subject to change depending on operational, regulatory, market and other factors. In addition, WPL currently expects to file a second Certificate of Authority with the PSCW in the first half of 2021 for approximately 325 MW of new solar generation. Estimated capital expenditures for these planned projects for 2020 through 2024 are included in the “Renewable projects” line in the construction and acquisition table in “Liquidity and Capital Resources.” WPL currently assumes that a portion of the construction costs will be financed by a tax equity partner, which is discussed in “IPL and WPL Solar Project Tax Equity Credits” in “Liquidity and Capital Resources.”

•
In July 2020, Alliant Energy announced updated voluntary environmental-related goals based on its clean energy strategy. By 2030, Alliant Energy expects to reduce carbon dioxide emissions by 50% and water supply by 75% from 2005 levels from its owned fossil-fueled generation. By 2040, Alliant Energy expects to eliminate all coal-fired EGUs from its generating fleet, and by 2050, seeks to achieve an aspirational goal of net-zero carbon dioxide emissions from the electricity it generates. Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

•	In September 2020, IPL completed the construction of the Richland wind farm in Iowa (130 MW).

•	In October 2020, WPL completed the construction of the Kossuth wind farm in Iowa (150 MW).

•
Alliant Energy’s cleaner energy strategy includes IPL’s planned development and acquisition of up to 400 MW of solar generation by the end of 2023 and up to 100 MW of distributed energy resources, including community solar and energy storage systems beginning in 2022. IPL currently plans to file for advance rate-making principles for the up to 400 MW of solar generation in the first half of 2021. Estimated capital expenditures for these planned projects for 2020 through 2024 are included in the “Renewable projects” line in the construction and acquisition table in “Liquidity and Capital Resources.” IPL currently assumes that a portion of the construction costs for the new solar generation will be financed by a tax equity partner, which is discussed in “IPL and WPL Solar Project Tax Equity Credits” in “Liquidity and Capital Resources.” The 400 MW of new solar generation would help replace a portion of the energy and capacity expected to be eliminated with the planned retirement of the coal-fired Lansing Generating Station (275 MW) by the end of 2022 and the expected reduction of energy and capacity resulting from the planned fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas by the end of 2021. Both the Lansing Generating Station planned retirement and the planned fuel switch of the Burlington Generating Station are subject to change depending on operational, regulatory, market and other factors.

Financings and Common Stock Dividends:

•
In March 2020, Alliant Energy settled $222 million under the equity forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share.

•
In March 2020, AEF entered into a $300 million variable rate (1% as of September 30, 2020) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2022, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that would have expired in April 2020.

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

•	Refer to “Results of Operations” for discussion of expected issuances of common stock dividends and long-term debt in 2021.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended September 30 were as follows (dollars in millions, except per share amounts):

	2020		2019
	Income	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$224	$0.89	$220	$0.92
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	14	0.06	(2)	(0.01)
Alliant Energy Consolidated	$246	$0.98	$226	$0.94

Alliant Energy’s Utilities and Corporate Services net income increased by $4 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base and timing of income taxes. These items were partially offset by higher depreciation expense and lower sales due to the derecho windstorm in Iowa.

Alliant Energy’s Non-utility and Parent net income increased by $16 million for the three-month period primarily due to an adjustment to the credit loss liability related to legacy guarantees associated with an affiliate of Whiting Petroleum and timing of income taxes.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2020	2019	2020	2019	2020	2019
Operating income	$272	$290	$162	$174	$89	$108
Electric utility revenues	$852	$916	$519	$561	$333	$355
Electric production fuel and purchased power expenses	(179)	(219)	(102)	(127)	(78)	(92)
Electric transmission service expense	(132)	(127)	(93)	(92)	(39)	(36)
Utility Electric Margin (non-GAAP)	541	570	324	342	216	227
Gas utility revenues	42	42	24	25	18	17
Cost of gas sold	(11)	(9)	(6)	(6)	(4)	(3)
Utility Gas Margin (non-GAAP)	31	33	18	19	14	14
Other utility revenues	10	11	10	11	—	—
Non-utility revenues	16	21	—	—	—	—
Other operation and maintenance expenses	(143)	(174)	(85)	(100)	(65)	(62)
Depreciation and amortization expenses	(156)	(144)	(89)	(84)	(65)	(59)
Taxes other than income tax expense	(27)	(27)	(16)	(14)	(11)	(12)
Operating income	$272	$290	$162	$174	$89	$108

	Alliant Energy		IPL		WPL
Nine Months	2020	2019	2020	2019	2020	2019
Operating income	$628	$617	$347	$322	$255	$273
Electric utility revenues	$2,257	$2,350	$1,332	$1,373	$925	$977
Electric production fuel and purchased power expenses	(527)	(602)	(304)	(339)	(223)	(263)
Electric transmission service expense	(326)	(363)	(212)	(257)	(114)	(106)
Utility Electric Margin (non-GAAP)	1,404	1,385	816	777	588	608
Gas utility revenues	253	323	141	188	112	135
Cost of gas sold	(117)	(151)	(63)	(80)	(53)	(71)
Utility Gas Margin (non-GAAP)	136	172	78	108	59	64
Other utility revenues	32	33	31	32	1	1
Non-utility revenues	57	62	—	—	—	—
Other operation and maintenance expenses	(465)	(527)	(269)	(306)	(172)	(188)
Depreciation and amortization expenses	(454)	(424)	(264)	(243)	(186)	(177)
Taxes other than income tax expense	(82)	(84)	(45)	(46)	(35)	(35)
Operating income	$628	$617	$347	$322	$255	$273

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	($29)	($18)	($11)	$19	$39	($20)
Total lower utility gas margin variance (Refer to details below)	(2)	(1)	—	(36)	(30)	(5)
Total lower (higher) other operation and maintenance expenses variance (Refer to details below)	31	15	(3)	62	37	16
Higher depreciation and amortization expense primarily due to additional plant in service in 2019 and 2020, including IPL’s new wind generation and WPL’s West Riverside Energy Center	(12)	(5)	(6)	(30)	(21)	(9)
Other	(6)	(3)	1	(4)	—	—
	($18)	($12)	($19)	$11	$25	($18)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$779	$827	6,762	6,868	$34	$33	3,500	3,144
Sales for resale	54	72	1,453	2,003	N/A	N/A	N/A	N/A
Transportation/Other	19	17	17	23	8	9	24,842	25,021
	$852	$916	8,232	8,894	$42	$42	28,342	28,165
Nine Months
Retail	$2,049	$2,109	18,496	19,035	$224	$287	32,545	36,560
Sales for resale	162	190	4,962	4,835	N/A	N/A	N/A	N/A
Transportation/Other	46	51	53	71	29	36	79,546	71,814
	$2,257	$2,350	23,511	23,941	$253	$323	112,091	108,374

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$480	$512	3,743	3,827	$19	$20	1,873	1,644
Sales for resale	25	38	765	1,414	N/A	N/A	N/A	N/A
Transportation/Other	14	11	9	9	5	5	9,020	8,701
	$519	$561	4,517	5,250	$24	$25	10,893	10,345
Nine Months
Retail	$1,227	$1,248	10,414	10,706	$122	$166	16,950	19,010
Sales for resale	75	95	3,090	3,241	N/A	N/A	N/A	N/A
Transportation/Other	30	30	27	27	19	22	29,127	28,528
	$1,332	$1,373	13,531	13,974	$141	$188	46,077	47,538

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Retail	$299	$315	3,019	3,041	$15	$13	1,627	1,500
Sales for resale	29	34	688	589	N/A	N/A	N/A	N/A
Transportation/Other	5	6	8	14	3	4	15,822	16,320
	$333	$355	3,715	3,644	$18	$17	17,449	17,820
Nine Months
Retail	$822	$861	8,082	8,329	$102	$121	15,595	17,550
Sales for resale	87	95	1,872	1,594	N/A	N/A	N/A	N/A
Transportation/Other	16	21	26	44	10	14	50,419	43,286
	$925	$977	9,980	9,967	$112	$135	66,014	60,836

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 2% for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the impacts from the derecho windstorm in IPL’s service territory. Alliant Energy’s retail electric and gas sales volumes decreased 3% and 11% for the nine months ended September 30, 2020 compared to the same period in 2019, respectively, primarily due to the impacts from COVID-19, the derecho windstorm, and changes in temperatures in Alliant Energy’s service territories. The nine-month decrease in sales was partially offset by an extra day of sales during the first quarter of 2020 due to leap year. For the nine months ended September 30, 2020, COVID-19 impacts on sales volumes resulted in increases for retail electric residential sales volumes and decreases for retail electric commercial and industrial sales.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2020	2019	Change	2020	2019	Change	2020	2019	Change	2020	2019	Change
IPL	$3	$4	($1)	$2	$7	($5)	$—	$—	$—	$—	$4	($4)
WPL	3	2	1	3	2	1	—	—	—	(1)	2	(3)
Total Alliant Energy	$6	$6	$—	$5	$9	($4)	$—	$—	$—	($1)	$6	($7)

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric final and interim rate increases effective February 2020 and April 2019, respectively (a)	$7	$7	$—	$54	$54	$—
Higher revenues at IPL due to credits on customers’ bills in 2019 related to production tax credits through the fuel-related cost recovery mechanism (offset by changes in income tax)	3	3	—	13	13	—
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax)	—	—	—	6	6	—
Higher WPL electric fuel-related costs, net of recoveries	(12)	—	(12)	(12)	—	(12)
Changes in timing of collection of electric transmission service costs at WPL	(3)	—	(3)	(8)	—	(8)
Lower revenues at IPL due to credits on customers’ bills in 2020 related to excess deferred amortization through the tax benefit rider (offset by changes in income tax)	(8)	(8)	—	(8)	(8)	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(5)	(5)	—	(4)	(4)	—
Estimated changes in sales volumes caused by temperatures	—	(1)	1	(4)	(5)	1
Other (includes lower temperature-normalized sales primarily due to the derecho windstorm and COVID-19 impacts)	(11)	(14)	3	(18)	(17)	(1)
	($29)	($18)	($11)	$19	$39	($20)

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

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	($2)	($2)	$—	($29)	($29)	$—
Estimated changes in sales volumes caused by temperatures	—	—	—	(7)	(4)	(3)
Impact of IPL’s retail gas rate increase effective January 2020	1	1	—	8	8	—
Other (includes lower temperature-normalized sales primarily due to COVID-19 impacts)	(1)	—	—	(8)	(5)	(2)
	($2)	($1)	$—	($36)	($30)	($5)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (primarily offset by lower gas revenues)	$6	$6	$—	$32	$32	$—
Lower generation operation and maintenance expenses	3	3	—	12	5	7
Credit loss adjustments related to guarantees for an affiliate of Whiting Petroleum (Refer to Note 13(c))	15	—	—	7	—	—
Other	7	6	(3)	11	—	9
	$31	$15	($3)	$62	$37	$16

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances	$—	($3)	($1)	($3)	($11)	($1)
Lower allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center and new wind generation	(9)	(5)	(5)	(15)	(13)	(2)
Other (Refer to Note 4 for details of increased income from unconsolidated equity investments)	4	1	—	15	2	1
	($5)	($7)	($6)	($3)	($22)	($2)

Income Taxes - Alliant Energy’s overall effective income tax rates were (9)% and 9% for the three months ended September 30, 2020 and 2019, and (9)% and 10% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in effective income tax rates is primarily due to increases in production tax credits as a result of increased wind production in 2020 and increases of amortization of excess deferred taxes primarily at WPL. WPL’s 2020 increased revenue requirements are offset by returning to customers a portion of the excess deferred income tax credits from Federal Tax Reform. Excess deferred income taxes and production tax credits are recognized based on an estimated annual effective tax rate, which contributed to a positive earnings variance during the nine months ended September 30, 2020. This positive earnings variance is expected to reverse by the end of 2020.

Other Future Considerations - In addition to items discussed in MDA and the Notes in Item 1, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:

•	Financing Plans - WPL and AEF each currently expect to issue up to $300 million of long-term debt by the end of 2021.

•
Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2021 annual common stock dividend to $1.61 per share, which is equivalent to a quarterly rate of $0.4025 per share, beginning with the February 2021 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

•
Higher Earnings on Increasing Rate Base - Alliant Energy, IPL and WPL currently expect an increase in earnings in 2021 compared to 2020 due to impacts from increasing revenue requirements related to investments in the utility business, including IPL’s and WPL’s wind investments, WPL’s Western Wisconsin gas distribution system expansion, and the impacts of IPL’s DAEC PPA amendment buyout payment.

•
Depreciation and Amortization Expenses - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expenses in 2021 compared to 2020 due to property additions, including IPL’s and WPL’s expansion of wind generation and WPL’s natural gas-fired West Riverside Energy Center.

•
Allowance for Funds Used During Construction - Alliant Energy currently expects allowance for funds used during construction to decrease in 2021 compared to 2020 primarily due to decreased construction work in progress balances related to IPL’s and WPL’s wind generation and WPL’s West Riverside Energy Center, which were placed in service in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2019 Form 10-K has not changed materially, except as described below.

COVID-19 and Derecho Windstorm Considerations - Refer to “2020 Highlights” for discussion of COVID-19 and the derecho windstorm and the current and expected impacts on Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources.

Liquidity Position - At September 30, 2020, Alliant Energy had $189 million of cash and cash equivalents, $578 million ($167 million at the parent company, $250 million at IPL and $161 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.
Capital Structure - Capital structures at September 30, 2020 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Cash, cash equivalents and restricted cash, January 1	$18	$26	$9	$12	$4	$9
Cash flows from (used for):
Operating activities	436	509	19	139	402	360
Investing activities	(679)	(861)	(202)	(484)	(465)	(335)
Financing activities	419	526	359	518	61	(24)
Net increase (decrease)	176	174	176	173	(2)	1
Cash, cash equivalents and restricted cash, September 30	$194	$200	$185	$185	$2	$10

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
DAEC PPA amendment buyout payment in 2020 (Refer to Note 2)	($110)	($110)	$—
Amounts issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates (Refer to Note 2)	(42)	(42)	—
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(11)	(9)	(2)
Changes in interest payments	(2)	(15)	3
Higher collections from IPL’s retail electric and gas base rate increases	62	62	—
Changes in levels of production fuel	24	(3)	27
Refunds received in 2020 related to the MISO transmission owner return on equity complaint FERC orders (Refer to Note 13(f))	20	15	5
Changes in income taxes paid/refunded	5	(20)	12
Other (primarily due to other changes in working capital)	(19)	2	(3)
	($73)	($120)	$42

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	$62	$62	$—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for West Riverside	42	—	42
Lower (higher) utility construction and acquisition expenditures (a)	69	231	(162)
Expenditures for new acquisitions at AEF in 2019	13	—	—
Other	(4)	(11)	(10)
	$182	$282	($130)

(a)
Largely due to lower expenditures for IPL’s expansion of wind generation, IPL’s advanced metering infrastructure and WPL’s West Riverside Energy Center, partially offset by higher expenditures for IPL’s and WPL’s electric and gas distribution systems (which include the derecho windstorm) and WPL’s expansion of wind generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2020 through 2024 are currently anticipated as follows (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable. Such estimates do not include IPL’s September 2020 $110 million buyout payment related to the DAEC PPA, do not reflect any potential proceeds if neighboring utilities exercise options for a partial ownership in West Riverside, and do not reflect the assumed portion of construction costs that are expected to be financed by tax equity partners, as discussed below in “IPL and WPL Solar Project Tax Equity Credits.” Refer to “2020 Highlights” for discussion of IPL’s and WPL’s planned new solar generation (such amounts are included in the “Renewable projects” line in the table below).

	Alliant Energy					IPL					WPL
	2020	2021	2022	2023	2024	2020	2021	2022	2023	2024	2020	2021	2022	2023	2024
Generation:
Renewable projects	$265	$485	$750	$635	$320	$120	$45	$270	$270	$50	$145	$440	$480	$365	$270
Other	150	90	180	175	90	50	45	135	135	55	100	45	45	40	35
Distribution:
Electric systems	675	470	435	535	695	420	240	225	290	375	255	230	210	245	320
Gas systems	170	70	75	70	70	50	35	40	30	30	120	35	35	40	40
Other	120	180	185	190	195	30	10	10	10	25	10	15	10	10	10
	$1,380	$1,295	$1,625	$1,605	$1,370	$670	$375	$680	$735	$535	$630	$765	$780	$700	$675

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) payments to retire long-term debt	($401)	($200)	$100
Net changes in the amount of commercial paper outstanding	177	50	76
Higher (lower) net proceeds from issuance of long-term debt	100	(200)	—
Higher net proceeds from common stock issuances	56	—	—
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	245	(75)
Other (includes higher dividend payments in 2020)	(39)	(54)	(16)
	($107)	($159)	$85

IPL and WPL Solar Project Tax Equity Credits - IPL and WPL each propose to own and operate their planned solar projects, which are currently expected to qualify for 30% investment tax credits, through a tax equity partnership, with approximately 35% to 45% of the construction costs financed with capital from the tax equity partner. This would allow IPL’s and WPL’s customers to share the costs of the solar projects with an investment partner for 10 years or less, while ensuring their customers receive energy, capacity, and renewable energy credit benefits from the projects. IPL and WPL would expect to purchase the tax equity partner’s interest in the solar projects within 10 years of operation, and then convert to a traditional ownership structure for the remainder of the useful life of the projects. Assuming a portion of the construction costs are financed by the tax equity partner, IPL would receive approximately $205 million from the tax equity partner in 2023, and WPL would receive approximately $210 million in 2022 and $275 million in 2023. IPL and WPL would expect to include their portion of capital expenditures, less the amounts financed by the tax equity partner, in their respective rate base.

State Regulatory Financing Authorizations - In September 2020, WPL received authorization from the PSCW to issue up to $1 billion of long-term debt securities in aggregate through December 2023.

Common Stock Issuances and Common Stock Dividends - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2020. Refer to “Results of Operations” for discussion of expected common stock dividends in 2021.

Long-term Debt - Refer to Note 6(b) for discussion of IPL’s, WPL’s and AEF’s issuances and retirements of long-term debt in 2020. Refer to “Results of Operations” for discussion of expected issuances of long-term debt in 2021.

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

Contingencies - Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and would result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then currently available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of September 30, 2020, Alliant Energy currently estimates the exposure to be a portion of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, the creditworthiness of the other partners, Whiting Petroleum’s emergence from bankruptcy in the third quarter of 2020, and a portion of forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy. Note 1(c) provides discussion of the adoption of the new accounting standard for credit losses. Note 13(c) provides further discussion of contingencies assessed at January 1, 2020 and September 30, 2020, including impacts to Alliant Energy Resources, LLC’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum and to the other partners, as well as adjustments to the credit loss liability recorded in the third quarter of 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2019 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2020 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2020.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting. Alliant Energy, IPL and WPL have not experienced any material impact to their internal control over financial reporting due to the COVID-19 pandemic, and continue to monitor and assess the impact COVID-19 has on their internal controls.

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

Travel bans and restrictions, quarantines, shelter in place orders and shutdowns may cause disruptions in supply chains or access to labor that may adversely impact our planned construction projects, our ability to satisfy compliance requirements, or our operations, including our ability to maintain reliable electric and gas service. This may cause us to miss milestones on construction projects and experience operational delays, which, in the case of renewable energy projects, could delay our completion of such projects past the in-service dates required to qualify for the maximum general renewable tax credits for investments in such renewable energy projects. We have already modified certain business practices consistent with government restrictions and best practices encouraged by government and regulatory authorities and are developing and implementing risk mitigation plans for critical items and services required to continue our operations. The effects of these government restrictions could adversely impact implementation of our regulatory plans and our operations. If our workforce contracts COVID-19, it could negatively impact our operations, including our ability to maintain reliable electric and gas service.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2020 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	4,009	$49.07	—	N/A
August 1 through August 31	2,680	53.91	—	N/A
September 1 through September 30	64	52.11	—	N/A
	6,753	51.02	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy, effective October 27, 2020 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed October 29, 2020 (File No. 1-9894))
3.2	Amended and Restated Bylaws of IPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed October 29, 2020 (File No. 1-4117))
3.3	Amended and Restated Bylaws of WPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed October 29, 2020 (File No. 0-337))
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2020.

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

