Form 10-K
period 2020-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2021-02-19
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Alliant Energy Corporation ☐
Interstate Power and Light Company ☐
Wisconsin Power and Light Company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Alliant Energy Corporation ☒
Interstate Power and Light Company ☐
Wisconsin Power and Light Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2020:
Alliant Energy Corporation - $11.9 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2021:
Alliant Energy Corporation, Common Stock, $0.01 par value, 249,881,050 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2021 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2021 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2021 Annual Meeting of Shareowners	Fuel-related	Electric production fuel and purchased power
AEF	Alliant Energy Finance, LLC	GAAP	U.S. generally accepted accounting principles
AFUDC	Allowance for funds used during construction	GHG	Greenhouse gases
Alliant Energy	Alliant Energy Corporation	IPL	Interstate Power and Light Company
ARO	Asset retirement obligation	IRS	Internal Revenue Service
ATC	American Transmission Company LLC	ITC	ITC Midwest LLC
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	IUB	Iowa Utilities Board
ATI	AE Transco Investments, LLC	KWh	Kilowatt-hour
CA	Certificate of authority	Marshalltown	Marshalltown Generating Station
CAA	Clean Air Act	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCR	Coal combustion residuals	MGP	Manufactured gas plant
CO2	Carbon dioxide	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
CPCN	Certificate of Public Convenience and Necessity	N/A	Not applicable
CWIP	Construction work in progress	Note(s)	Combined Notes to Consolidated Financial Statements
DAEC	Duane Arnold Energy Center	OIP	Alliant Energy Omnibus Incentive Plan
DCP	Alliant Energy Deferred Compensation Plan	OPEB	Other postretirement benefits
DLIP	Alliant Energy Director Long Term Incentive Plan	PPA	Purchased power agreement
Dth	Dekatherm	PSCW	Public Service Commission of Wisconsin
EEP	Energy efficiency plan	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	Riverside	Riverside Energy Center
EPA	U.S. Environmental Protection Agency	SEC	Securities and Exchange Commission
EPS	Earnings per weighted average common share	U.S.	United States of America
Federal Tax Reform	Tax Cuts and Jobs Act	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•the direct or indirect effects resulting from the COVID-19 pandemic on sales volumes, margins, operations, employees, contractors, vendors, the ability to complete construction projects, supply chains, customers’ inability to pay bills, suspension of disconnects, the market value of the assets that fund pension plans and the potential for additional funding requirements, the ability of counterparties to meet their obligations, compliance with regulatory requirements, the ability to implement regulatory plans, economic conditions and access to capital markets;
•the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;
•the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;
•the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;
•the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and margins;

•the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, deferred expenditures, deferred tax assets, tax expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, decreases in sales volumes, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;
•federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders;
•the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;
•the impacts of changes in tax rates, including adjustments made to deferred tax assets and liabilities;
•employee workforce factors, including changes in key executives, ability to hire and retain employees with specialized skills, ability to create desired corporate culture, collective bargaining agreements and negotiations, work stoppages or restructurings;
•any material post-closing payments related to any past asset divestitures, including the sale of Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;
•weather effects on results of utility operations;
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the CCR rule, future changes in environmental laws and regulations, including federal, state or local regulations for CO2 emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce CO2 emissions;
•the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, state natural resources agencies or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;
•continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;
•inflation and interest rates;
•the ability to complete construction of solar projects within the cost caps set by regulators and the ability to efficiently utilize the solar project tax benefits for the benefit of customers;
•changes in the price of delivered natural gas, transmission, purchased electricity and coal due to shifts in supply and demand caused by market conditions and regulations;
•disruptions in the supply and delivery of natural gas, purchased electricity and coal;
•the direct or indirect effects resulting from breakdown or failure of equipment in the operation of electric and gas distribution systems, such as mechanical problems and explosions or fires, and compliance with electric and gas transmission and distribution safety regulations, including regulations promulgated by the Pipeline and Hazardous Materials Safety Administration;
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;
•impacts that excessive heat, excessive cold, storms or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and recovery of costs associated with restoration activities or on the operations of Alliant Energy’s investments;
•Alliant Energy’s ability to sustain its dividend payout ratio goal;
•changes to costs of providing benefits and related funding requirements of pension and OPEB plans due to the market value of the assets that fund the plans, economic conditions, financial market performance, interest rates, timing and form of benefits payments, life expectancies and demographics;
•material changes in employee-related benefit and compensation costs;
•risks associated with operation and ownership of non-utility holdings;
•changes in technology that alter the channels through which customers buy or utilize Alliant Energy’s, IPL’s or WPL’s products and services;
•impacts on equity income from unconsolidated investments from valuations and potential changes to ATC’s authorized return on equity;
•impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures, allocation of mixed service costs and state depreciation, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;
•changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;
•current or future litigation, regulatory investigations, proceedings or inquiries;
•reputational damage from negative publicity, protests, fines, penalties and other negative consequences resulting in regulatory and/or legal actions;
•the effect of accounting standards issued periodically by standard-setting bodies;
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Item 1A Risk Factors.

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

PART I

This report includes information relating to Alliant Energy, IPL and WPL (as well as AEF and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented. The terms “we,” “our” and “us” used in this report refer collectively to Alliant Energy, IPL and WPL.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build strong communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 975,000 electric and approximately 420,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2020, IPL supplied electric and natural gas service to approximately 495,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2020, WPL supplied electric and natural gas service to approximately 480,000 and 195,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

3) CORPORATE SERVICES - provides administrative services to Alliant Energy, IPL, WPL and AEF.

4) AEF - Alliant Energy’s non-utility holdings are organized under AEF, which manages a portfolio of wholly-owned subsidiaries and additional holdings, including the following distinct platforms:

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

Travero - formerly known as Transportation, Travero owns and operates a short-line rail freight service in Iowa; a barge, rail and truck freight terminal on the Mississippi River; freight brokerage and logistics management services; and a rail-served warehouse in Alliant Energy’s Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, which is currently scheduled to open later in 2021.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) HUMAN CAPITAL MANAGEMENT - Our purpose to serve customers and build strong communities, as well as our values, are the foundation of our culture, guide our actions, and describe how we accomplish our strategy. We work to attract, retain, reward and develop a diverse and qualified workforce of high-performing employees and teams because our employees and culture are critical to our strategy.

Employees - At December 31, 2020, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,375	1,792	53%
IPL	1,176	804	68%
WPL	1,072	879	82%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires on August 31, 2024. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires on May 31, 2022.

Safety - Safety is integral to our company’s culture. It is one of our Values – “Live safety. Everyone. Always. Our first priority is that nobody gets hurt.” Alliant Energy is committed to providing a safe environment for our employees, visitors, customers, contractors, vendors and the communities in which we live and work.

We focus on the proactive management of our safety performance. Our comprehensive program includes leading indicators such as tracking and reporting near misses and unsafe conditions, which we believe helps prevent similar incidents from occurring elsewhere. We also conduct internal safety assessments of our generating facilities.

We maintain executive and local safety leadership teams to establish our safety vision, strategy and priorities, as well as ensure education and recognition of employee actions that improve our safety culture. This leadership provides strong support for sustained growth of both employee and public safety programs and initiatives.

Public safety is equally important as we interact with our customers to provide energy to their homes and businesses. We offer awareness campaigns, natural gas and electric public safety presentations, and free online resources and training programs and guidance to assist local emergency responders.

Total Rewards - Our market-competitive Total Rewards programs are designed to meet the varied and evolving needs of our employees and their families. Through a variety of flexible health and wellness programs, we offer employees choice, support their financial, physical, and mental well-being, provide tools and resources to help improve or maintain their health status, and promote engagement in healthy behaviors.

In addition to competitive salaries and wages, our Total Rewards programs include:
•a 401(k) savings plan with an employer match;
•healthcare and insurance benefits, including medical, vision, dental, life, short-term disability, and long-term disability insurance;
•health savings and flexible spending accounts;
•paid time off to use for vacation, personal time, sick time, holidays, bereavement, jury duty, military leave, parental leave, maternity leave, and adoption leave;
•family care resources;
•adoption assistance;
•legal planning assistance;
•Employee Assistance Program;
•tuition reimbursement;
•Vacation Donation Program; and
•Volunteer Grants & Matching Gifts Program.

Diversity, Equity and Inclusion (DE&I) - A diverse, equitable and inclusive workplace is crucial for the success and retention of our employees, to attract future talent and to execute our purpose-driven strategy to serve our customers and build strong communities. It is one of our Values – “Care for others: Together we create a workplace where people feel like they belong and can use their unique backgrounds, talents and perspectives to their fullest potential.”

Our efforts to create a diverse and inclusive workforce include:
•learning opportunities for employees, such as inviting employees to participate in area diversity summits and supporting company-wide listening sessions, speakers and programs;

•Employee Resource Groups that foster a diverse and inclusive workplace that supports employee well-being while promoting professional development and enhancing community relationships; and
•a DE&I Leadership Team that partners with the Human Resources recruiting department and hiring managers to attract more diverse applicants.

Our DE&I initiatives also include a focus on building a diverse Board of Directors. We believe it is in our shareowners’ best interest to have a diverse Board representing a wide breadth of experiences and perspectives. Our Board currently has approximately 33% gender diversity and 22% ethnic diversity.

Our 2020 DE&I accomplishments include:
•received a perfect score on the Corporate Equality Index administered by the Human Rights Campaign Foundation to benchmark LGBTQ+ rights, policies and practices;
•held a Day of Understanding where executives met with employees and held conversations about unconscious bias; and
•selected for the 2020 Bloomberg Gender-Equality Index.

Alliant Energy’s short-term incentive compensation plan includes diversity metrics to drive leadership accountability for efforts to advance a diverse and inclusive culture.

Talent Development and Workforce Readiness - We support employees in the growth of their careers through several training opportunities and development programs. These include tuition reimbursement, online, instructor-led and on-the-job learning formats, as well as leadership development and succession planning.

In addition, we have an apprenticeship program that combines supervised, structured on-the-job training with related instruction to produce highly skilled trade and technical workers. Our program builds lifetime skills and comprehensive knowledge in the high-demand technical trades necessary for our success. The program gives us the flexibility to tailor training to match our needs – training employees in our facilities, on our equipment, and consistent with our safety standards and employee expectations. We instill company Values, methods and procedures from day one.

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

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Forward-looking test periods must follow established regulatory principles as applied to the forecasted information and include a requirement for a subsequent proceeding review after the close of the forward-looking test period to evaluate whether actual costs and revenue were reasonably consistent with the forward-looking test period.

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

Climate Change and Greenhouse Gases Regulations - There is continued deliberation on the public policy that the U.S. should adopt to address climate change, including assessment of both domestic actions and international efforts. In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change, and therefore, threaten public health and welfare, which was the prerequisite for implementing carbon reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing emphasis on climate change and evolving energy technologies are driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG directly emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs.

Clean Air Act Section 111(d) - In 2015, the EPA published final standards under Section 111(d) of the CAA, referred to as the Clean Power Plan, to reduce CO2 emissions from existing fossil-fueled EGUs. In July 2019, the EPA published the final Affordable Clean Energy rule, which repealed the Clean Power Plan effective September 6, 2019. The Affordable Clean Energy rule established emission guidelines for states to develop plans by July 2022 to reduce CO2 emissions from existing coal-fired EGUs. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy rule and remanded the rule back to the EPA for reconsideration. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and West Riverside are subject to the EPA’s Section 111(b) regulation and have been designed to achieve compliance with these standards. Litigation related to Section 111(b) is suspended while the EPA revises Section 111(b), and Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards. In January 2021, the EPA published a final rule establishing that EGUs are a significant source of GHG and reaffirming that CO2 emissions from EGUs can be regulated under Section 111 of the CAA.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which required changes to discharge limits for wastewater from certain IPL and WPL steam EGUs. In December 2020, revised effluent limitation guidelines became effective, which incorporated flexibility to the 2015 rule, including a new subcategory for coal-fired EGUs that will be retired or converted to no longer burn coal before 2028. Compliance for existing steam-electric generating facilities is determined by each facility’s wastewater discharge permit and will generally be required by December 31, 2025. Projects required for compliance are facility-specific. Estimated capital expenditures to comply with the December 2020 guidelines for 2021 through 2024 are included in the “Other Generation” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA. In January 2021, the new Presidential Administration issued an Executive Order requiring the review and possible revision of environmental regulations issued during the prior Administration. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of the January 2021 Executive Order.

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

MGP Sites - Refer to Note 17(e) for discussion of IPL’s and WPL’s MGP sites.

Renewable Energy Standards - Iowa and Wisconsin have renewable energy standards, which establish the minimum amount of energy IPL and WPL must supply from renewable resources. IPL primarily relies upon renewable energy generated from the wind resources it owns and renewable energy acquired under PPAs to meet these requirements. WPL utilizes its current renewable portfolio, which primarily consists of wind and hydro energy, both owned and acquired under PPAs, to meet these requirements. IPL and WPL currently exceed their respective renewable energy standards requirements.

3) STRATEGY - Refer to “Overview” in MDA for discussion of Alliant Energy’s strategy, which supports its mission to deliver energy solutions and exceptional service that its customers and communities count on - safely, efficiently and responsibly.

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

Customers - IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the farming, agriculture, industrial manufacturing, chemical (including ethanol), packaging and food industries. IPL and WPL also sell electricity to wholesale customers, which primarily consist of municipalities and rural electric cooperatives.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with IPL’s and WPL’s planned solar generation and the proposed retirement and/or fuel switching of various EGUs, as well as the potential sale of partial interests in West Riverside to neighboring utilities. Long-term generation plans are intended to meet customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators and other various requirements.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 18.3% and the required unforced capacity reserve margin is 9.4% for the June 1, 2021 through May 31, 2022 MISO planning year. IPL and WPL currently have adequate capacity to meet such MISO planning reserve margin requirements.

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2020	2019	2018	2020	2019	2018
All fuels	$2.22	$2.17	$2.46	$2.36	$2.55	$2.72
Natural gas (a)	2.54	2.52	3.12	2.51	2.76	3.30
Coal	1.84	1.81	1.97	2.19	2.35	2.45

(a)The average cost of natural gas includes commodity and transportation costs, as well as realized gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

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

Electric Transmission - IPL and WPL do not own electric transmission service assets and currently receive transmission services from ITC and ATC, respectively. ITC and ATC are independent, for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate. As a result, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable, or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Refer to Note 17(g) for discussion of MISO transmission owner return on equity complaints.

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

Electric Operating Information - Alliant Energy	2020	2019	2018
Revenues (in millions):
Residential	$1,093	$1,092	$1,063
Commercial	718	770	736
Industrial	841	889	889
Retail subtotal	2,652	2,751	2,688
Sales for resale	204	250	259
Other	64	63	53
Total	$2,920	$3,064	$3,000
Sales (000s MWh):
Residential	7,294	7,207	7,367
Commercial	6,107	6,466	6,487
Industrial	11,134	11,448	11,830
Retail subtotal	24,535	25,121	25,684
Sales for resale	6,046	6,594	5,804
Other	71	79	96
Total	30,652	31,794	31,584
Customers (End of Period):
Retail	974,144	968,485	962,654
Other	2,841	2,816	2,860
Total	976,985	971,301	965,514
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,496	5,626	5,459
Maximum winter peak hour demand (MW)	4,158	4,395	4,556
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 800)	800	805	1,032
Madison, Wisconsin (WPL) (normal - 686)	736	657	799
Sources of electric energy (000s MWh):
Gas	10,440	11,060	9,731
Purchased power:
Nuclear	2,347	3,748	3,538
Wind (b)	3,683	2,383	1,086
Other (b)	2,521	3,264	4,076
Wind (b)	4,872	2,896	1,603
Coal	7,021	8,643	12,113
Other (b)	254	239	240
Total	31,138	32,233	32,387
Revenue per KWh sold to retail customers (cents)	10.81	10.95	10.47
(a)Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Operating Information” below for details of heating degree days.
(b)All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements.

Electric Operating Information	IPL			WPL
	2020	2019	2018	2020	2019	2018
Revenues (in millions):
Residential	$602	$601	$590	$491	$491	$473
Commercial	474	510	487	244	260	249
Industrial	488	504	501	353	385	388
Retail subtotal	1,564	1,615	1,578	1,088	1,136	1,110
Sales for resale	88	128	117	116	122	142
Other	43	38	36	21	25	17
Total	$1,695	$1,781	$1,731	$1,225	$1,283	$1,269
Sales (000s MWh):
Residential	3,623	3,613	3,752	3,671	3,594	3,615
Commercial	3,835	4,109	4,169	2,272	2,357	2,318
Industrial	6,372	6,420	6,749	4,762	5,028	5,081
Retail subtotal	13,830	14,142	14,670	10,705	10,979	11,014
Sales for resale	3,485	4,479	2,980	2,561	2,115	2,824
Other	34	36	37	37	43	59
Total	17,349	18,657	17,687	13,303	13,137	13,897
Customers (End of Period):
Retail	494,258	492,830	489,831	479,886	475,655	472,823
Other	856	855	900	1,985	1,961	1,960
Total	495,114	493,685	490,731	481,871	477,616	474,783
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,951	2,944	2,929	2,609	2,682	2,647
Maximum winter peak hour demand (MW)	2,311	2,377	2,553	1,873	2,031	2,011
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 800)	800	805	1,032	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 686)	N/A	N/A	N/A	736	657	799
Sources of electric energy (000s MWh):
Gas	5,296	6,362	5,930	5,144	4,698	3,801
Purchased power:
Nuclear	2,347	3,748	3,538	N/A	N/A	N/A
Wind (b)	2,359	1,788	549	1,324	595	537
Other (b)	391	326	1,472	2,130	2,938	2,604
Wind (b)	3,843	2,067	890	1,029	829	713
Coal	3,185	4,470	5,690	3,836	4,173	6,423
Other (b)	12	11	40	242	228	200
Total	17,433	18,772	18,109	13,705	13,461	14,278
Revenue per KWh sold to retail customers (cents)	11.31	11.42	10.76	10.16	10.35	10.08
(a)Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days. Refer to “Gas Operating Information” below for details of heating degree days.
(b)All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements.

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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 15%, respectively, above their forecasted maximum daily system demand requirements from November 2020 through March 2021.

Gas Operating Information - Alliant Energy	2020	2019	2018
Revenues (in millions):
Residential	$214	$259	$254
Commercial	107	133	133
Industrial	12	16	15
Retail subtotal	333	408	402
Transportation/other	40	47	45
Total	$373	$455	$447
Sales (000s Dths):
Residential	27,809	30,791	29,356
Commercial	17,996	21,611	21,003
Industrial	3,003	3,448	3,030
Retail subtotal	48,808	55,850	53,389
Transportation/other	102,790	97,135	90,357
Total	151,598	152,985	143,746
Retail Customers (End of Period)	419,994	417,322	415,174
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,659)	6,625	7,262	6,868
Madison, Wisconsin (WPL) (normal - 6,955)	6,789	7,397	7,303
Revenue per Dth sold to retail customers	$6.82	$7.31	$7.53
Purchased gas costs per Dth sold to retail customers	$3.67	$3.89	$4.27

Gas Operating Information	IPL			WPL
	2020	2019	2018	2020	2019	2018
Revenues (in millions):
Residential	$116	$149	$152	$98	$110	$102
Commercial	59	75	76	48	58	57
Industrial	8	12	10	4	4	5
Retail subtotal	183	236	238	150	172	164
Transportation/other	25	28	28	15	19	17
Total	$208	$264	$266	$165	$191	$181
Sales (000s Dths):
Residential	14,521	16,078	15,925	13,288	14,713	13,431
Commercial	8,925	10,906	10,707	9,071	10,705	10,296
Industrial	2,062	2,514	2,019	941	934	1,011
Retail subtotal	25,508	29,498	28,651	23,300	26,352	24,738
Transportation/other	39,543	38,323	37,899	63,247	58,812	52,458
Total	65,051	67,821	66,550	86,547	85,164	77,196
Retail Customers (End of Period)	224,927	224,613	224,413	195,067	192,709	190,761
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	253,439	303,508	264,787	189,439	229,022	220,784
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,659)	6,625	7,262	6,868	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,955)	N/A	N/A	N/A	6,789	7,397	7,303
Revenue per Dth sold to retail customers	$7.17	$8.00	$8.31	$6.44	$6.53	$6.63
Purchased gas cost per Dth sold to retail customers	$3.87	$4.06	$4.51	$3.45	$3.70	$3.99
(a)Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

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

Risks Related to Business Operations
The outbreak of the novel coronavirus (COVID-19) pandemic could adversely affect our business functions, financial condition, results of operations and cash flows - The continued spread of COVID-19 has resulted in widespread impacts on the economy and could lead to a prolonged reduction in economic activity, disruptions to supply chains and capital markets, and reduced labor availability and productivity. The COVID-19 pandemic has impacted and may continue to impact the economic conditions in our service territories, which may adversely impact our sales and our customers’ abilities to pay their bills. Travel and transportation restrictions and closures of commercial spaces and industrial facilities have been imposed in and across the U.S., including in the service territories in which we operate. Governmental and regulatory responses to COVID-19 include suspending service disconnects, which may increase customer account arrears, possibly increasing our allowance for expected credit losses and decreasing our cash flows.

Closures of commercial spaces and industrial facilities may result in a reduction in demand of electricity and natural gas from commercial and industrial customers. The negative impacts on the economy could adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements. The negative impacts on the economy could also adversely impact the ability of counterparties to meet contractual payment obligations, including guarantees, or deliver contracted commodities and other goods or services at the contracted price, which could increase company expenses. Our access to the capital markets could be adversely affected by COVID-19, which could cause us to need alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital.

Travel bans and restrictions, quarantines, shelter in place orders and shutdowns may cause disruptions in supply chains or access to labor that may adversely impact our planned construction projects, our ability to satisfy compliance requirements, or our operations, including our ability to maintain reliable electric and gas service. This may cause us to miss milestones on construction projects and experience operational delays, which, in the case of renewable energy projects, could delay our completion of such projects past the in-service dates required to qualify for the maximum general renewable tax credits for investments in such renewable energy projects. We have modified certain business practices to be consistent with government restrictions and best practices encouraged by government and regulatory authorities and developed risk mitigation plans for critical items and services required to continue our operations. The effects of these government restrictions could adversely impact implementation of our regulatory plans and our operations. If our workforce contracts COVID-19, it could negatively impact our operations, including our ability to maintain reliable electric and gas service.

The degree to which COVID-19 may impact our business operations, financial condition and results of operations is unknown at this time and will depend on future developments, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, possible resurgence of the disease at a later date, emergence of variants, speed, efficacy and adoption rates of vaccines, and further actions that may be taken by governmental and regulatory authorities.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. We face threats from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, and phishing attacks. More of our workforce is working remotely due to the COVID-19 pandemic, which has increased the number of devices connected to the internet that impact our operations and therefore increase our exposure to a cyber attack. Cyber attacks targeting electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. We have relied on a global supply chain for certain components of our operating and technology systems, which may increase our exposure to cyber attacks. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Due to the evolving nature of cyber attacks and cyber security, our current safeguards to protect our operating systems and information technology assets may not always be effective. We rely on third parties for software to protect against cyber attacks and we are at risk if such third parties are targets of cyber attacks. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

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

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including proliferation of customer and third party-owned generation, technological advances that reduce the costs of renewable energy and storage solutions for our customers, loss of service territory or franchises, energy efficiency measures, technological advances that increase energy efficiency, third-party disrupters, loss of wholesale customers, the adverse impact of tariffs on our customers, and economic conditions. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities and large-scale additions and upgrades to our electric and gas distribution systems. These construction projects are subject to various risks. These risks include: the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor; delays caused by construction accidents or injuries; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital or other proposed financing arrangements such as tax equity financing; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators. Inability to recover costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

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

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, public and employee safety, operator error and ruptured oil and chemical tanks. The operation of our natural gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems and employee and public safety. Our electric and natural gas infrastructure is aging, which increases certain of these risks. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting the ability to transmit electricity within our service territories. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electricity.

These risks could cause significant harm to employees and customers including loss of human life, significant damage to property, adverse impacts on the environment and impairment of our operations, all of which could result in substantial financial losses to us. We are also responsible for compliance with new and changing regulatory standards involving safety, reliability and environmental compliance, including regulations under the Pipeline and Hazardous Materials Safety Administration. Failure to meet these regulatory standards could result in substantial fines. Lastly, we have obligations to provide electric and natural gas service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, windstorms like the 2020 derecho in Iowa, blizzards, ice storms, extreme hot temperatures, extreme cold temperatures, fires, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy and gas or obtain fuel or other critical supplies. In addition, we could incur large costs to repair damage to our generating facilities and electric and gas infrastructure, or costs related to environmental remediation, due to storms or other natural disasters. The restoration costs may not be fully covered by insurance policies and may not be fully recovered in rates, or recovery in rates may be delayed. Storms and natural disasters may impact our customers and the resulting reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates, or rate recovery may be delayed. Any of these items could adversely impact our financial condition and results of operations.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas or coal to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the Midcontinent Independent System Operator, Inc. (MISO) energy market. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs. Increases in prices and costs due to disruptions that are not recovered in rates fully, in a timely manner, may adversely impact our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. Further, competitors may not be subject to the same operating, regulatory and financial requirements that we are, potentially causing a substantial competitive disadvantage for us. Changes in public policy that could be the result of a new Presidential Administration, such as new tax incentives that we cannot take advantage of or efforts to deregulate the utility industry, could provide an advantage to competitors. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition in our primary retail electric service territories may have an adverse impact on our financial condition and results of operations.

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

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, and MISO. The impacts on our operations include: our ability to site and construct new generating facilities, such as renewable energy projects, and recover associated costs, including our ability to continue to use a renewable energy rider in Iowa; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; resource adequacy requirements, energy capacity standards, and when new facilities such as IPL’s and WPL’s planned additional solar generation may be fully accredited with energy capacity; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements, such as tax equity financing to finance renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects or to record an impairment of our assets and may have a material adverse impact on our financial condition and results of operations. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have generated large taxable losses and tax credits that have resulted in significant federal and state net operating losses and tax credit carryforwards. We plan to utilize substantially all of these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the tax rates are increased or a minimum corporate income tax is implemented, as has been proposed by the new Presidential Administration, we may experience adverse impacts to our financial condition and results of operations.

Our utility business currently operates wind generating facilities, which generate production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the date the qualifying generating facilities are placed in-service, the level of electricity output generated by our qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the in-service date, the amount of production tax credits that we can generate may be significantly reduced. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of wind energy resulting in unfavorable pricing for wind energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms resulting in a material adverse impact on our financial condition and results of operations. Our strategic plan includes developing solar generating facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the date the qualifying generating facilities begin construction and the costs of the qualifying generating facilities. If there is a disagreement on the dates construction began and ended or the qualifying costs, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty and could be changed by the new Presidential Administration. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in or new development of environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gases (GHG) emissions could negatively impact us - Regulators, customers and investors continue to raise concerns about climate change and GHG emissions. National regulatory action is in flux and international regulatory actions continue to evolve. We are focused on executing a long-term strategy to deliver reliable and affordable energy with lower carbon dioxide (CO2) emissions independent of changing policies and political landscape. However, it is unclear how these climate change concerns will ultimately impact us. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHG. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce CO2 emissions on a voluntary-basis, including faster adoption of lower CO2 emitting technologies and management of excess renewable energy credits. The timing and pace to fully achieve decarbonization is also contingent on the future development of technologies to reliably store and manage electricity, as well as electrification of other economic sectors. The EPA’s approach and timing for implementing rules to regulate CO2 emissions at fossil-fuel fired electric generating units remains undecided and subject to litigation and could change based on the new Presidential Administration. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Regulation or legislation mandating CO2 emissions reductions or other clean energy standards could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with transition to a lower-carbon economy that may extend to our supply chain and natural gas operations. Furthermore, acute and chronic physical risks could disrupt our operations or affect our property. We cannot provide any assurance regarding the potential impacts of climate change policy or GHG regulations on our operations and these could have a material adverse impact on our financial condition and results of operations.

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a work force that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. We are also subject to collective bargaining agreements covering approximately 1,800 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

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

We may incur material post-closing adjustments related to past asset and business divestitures - We have sold certain non-utility subsidiaries such as Whiting Petroleum Corporation (Whiting Petroleum). We may continue to incur liabilities relating to our previous ownership of, or the transactions pursuant to which we disposed of, these subsidiaries and assets. Any potential liability depends on a number of factors outside of our control, including the financial condition of Whiting Petroleum, certain of its partners, and/or their assignees. Any required payments on retained liabilities, guarantees or indemnification obligations with respect to Whiting Petroleum or other past and future asset or business divestitures could adversely impact our financial condition and results of operations.

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

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, such as worsening credit metric impacts, negative changes to our regulatory environment, or general negative outlook for the utility industry, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, volatility of the capital markets or other factors, our financial condition and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2020, IPL’s and WPL’s EGUs by primary fuel type were as follows:

IPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of EGU and Location	Dates	in MW	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	706	622
Emery Generating Station (Units 1-3); Mason City, IA	2004	603	529
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	189	142
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	149	107
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	79	38
Total Gas		1,726	1,438
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299	106
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201	33
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200	31
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200	33
English Farms (69 Units); Poweshiek Co., IA	2019	172	40
Richland (53 Units); Sac Co., IA	2020	131	—
Franklin County (60 Units); Franklin Co., IA	2012	99	16
Total Wind		1,302	259
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	348	318
Lansing Generating Station (Unit 4); Lansing, IA	1977	275	209
Burlington Generating Station (Unit 1); Burlington, IA	1968	212	189
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	179	156
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	164	137
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	65	26
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	32	28
Total Coal		1,275	1,063
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	90	64
Total Oil		90	64
Dubuque Solar Garden; Dubuque, IA	2017	5	2
Marshalltown Solar Garden; Marshalltown, IA	2020	3	1
Total Solar		8	3
Total capacity		4,401	2,827

WPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of EGU and Location	Dates	in MW	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	675	534
West Riverside Energy Center (Units 1-3); Beloit, WI (f)	2020	664	529
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	371	295
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (g)	1994	191	156
Total Gas		1,901	1,514
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201	29
Kossuth (56 Units); Kossuth Co., IA	2020	152	—
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68	9
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (i)	2008	59	8
Total Wind		480	46
Columbia Energy Center (Units 1-2); Portage, WI (h)	1975-1978	595	562
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	414	390
Total Coal		1,009	952
Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	1914-1940	33	12
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	1926-1939	10	6
Total Hydro		43	18
Total capacity		3,433	2,530

(a)Based on the accredited generating capacity of the EGUs as of December 31, 2020 included in MISO’s resource adequacy process for the planning period from June 2020 through May 2021. Richland and Kossuth did not receive any accredited generating capacity for this planning period since construction was completed after the start of the planning period.
(b)Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 662 MW (generating capacity) EGU, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 608 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 489 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(e)Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 703 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(f)Represents WPL’s 91.8% ownership interest in this 723 MW (nameplate capacity) / 576 MW (generating capacity) EGU, which is operated by WPL.
(g)Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.
(h)Represents WPL’s 53.5% ownership interest in this 1,112 MW (nameplate capacity) / 1,050 MW (generating capacity) EGU, which is operated by WPL.
(i)Represents WPL’s 42.64% ownership interest in this 138 MW (nameplate capacity) / 19 MW (generating capacity) EGU, which is operated by Invenergy Services, LLC.

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

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2020 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2020 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The Sheboygan Falls Energy Facility was accredited with 292 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2020 through May 2021.

Travero - Includes a short-line rail freight service in Iowa, and a barge, rail and truck freight terminal on the Mississippi River.

ITEM 3. LEGAL PROCEEDINGS

None. SEC regulations require Alliant Energy, IPL and WPL to disclose information about certain proceedings arising under federal, state or local environmental provisions when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alliant Energy, IPL and WPL reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, Alliant Energy, IPL and WPL use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters to disclose for this period. Refer to Note 17(c) for discussion of legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business.

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

Name	Age as of Filing Date	Registrant	Positions
John O. Larsen	57	Alliant Energy	Mr. Larsen has served as a director since February 2019, and as Chairman of the Board, President and Chief Executive Officer (CEO) since July 2019. He previously served as President and Chief Operating Officer since January 2019, as President from January 2018 to January 2019, and as Senior Vice President (VP) from February 2014 to January 2018.
		IPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as Senior VP since February 2014.
		WPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as President since December 2010.
Robert J. Durian	50	Alliant Energy, IPL and WPL	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019; as Senior VP, CFO and Treasurer from January 2018 to February 2019; as VP, CFO and Treasurer from December 2016 to January 2018; as VP, Chief Accounting Officer (CAO) and Treasurer from July 2016 to December 2016; and as VP, CAO and Controller from July 2015 to July 2016.
James H. Gallegos	60	Alliant Energy, IPL and WPL	Mr. Gallegos has served as Executive VP, General Counsel and Corporate Secretary since February 2020. He previously served as Senior VP, General Counsel and Corporate Secretary since February 2015.
David A. de Leon	58	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
		WPL	Mr. de Leon has served as President since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
Terry L. Kouba	62	Alliant Energy and WPL	Mr. Kouba has served as Senior VP since January 2019. He previously served as VP since February 2014.
		IPL	Mr. Kouba has served as President since January 2019. He previously served as VP since February 2014.
Benjamin M. Bilitz	45	Alliant Energy, IPL and WPL	Mr. Bilitz has served as CAO and Controller since December 2016. He previously served as Controller since July 2016 and as Assistant Controller from March 2011 to July 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2020 was $51.53.

Shareowners - At December 31, 2020, there were 23,282 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2020, Alliant Energy announced an increase in its targeted 2021 annual common stock dividend to $1.61 per share, which is equivalent to a quarterly rate of $0.4025 per share, beginning with the February 2021 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2020 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	3,624	$54.73	—	N/A
November 1 to November 30	2,605	56.40	—	N/A
December 1 to December 31	67	50.60	—	N/A
	6,296	55.38	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Information for Item 6, Selected Financial Data, has been omitted pursuant to SEC modernization rules that are effective as of the filing date of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2020 compared to 2019. Refer to MDA in the combined 2019 Form 10-K for details on certain financial information for 2019 compared to 2018.

OVERVIEW

Strategy and Mission
Alliant Energy’s mission is to deliver affordable energy solutions and exceptional service that its customers and communities count on - safely, efficiently and responsibly. The mission is supported by a strategy focused on meeting the evolving expectations of customers while providing an attractive return for investors, as well as serving its customers and building strong communities. This strategy includes the following key elements:

Providing affordable energy solutions to customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.
Key Highlights -
•WPL maintaining flat base rates in 2020 and 2021 by utilizing Federal Tax Reform benefits and lower fuel costs to offset higher revenue requirements from rate base additions.
•IPL’s renewable energy rider became effective February 26, 2020, which allows for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs incurred to fund IPL’s 1,000 MW of wind generating facilities placed in service in 2019 and 2020, and tax benefits.
•Providing $35 million of billing credits to IPL’s retail electric customers beginning in the third quarter of 2020 through June 2021, largely driven by Federal Tax Reform benefits for customers.
•Providing $42 million of billing credits to IPL’s retail electric customers in the second quarter of 2020 through its transmission cost rider for amounts previously collected in rates.
•Significant fuel cost reductions achieved in 2020 and further reductions in fuel cost expected in 2021 as a result of expansion of renewable generation, operating highly efficient, low cost natural gas facilities and shortening the term of IPL’s DAEC PPA by 5 years.
•Changes in recovery amounts for energy efficiency costs through the energy efficiency rider resulted in lower costs for IPL’s retail electric and gas customers in 2020.

Making customer-focused investments - Alliant Energy’s strategic priorities include making significant customer-focused investments toward cleaner energy and sustainable customer solutions. Alliant Energy’s strategy drives a capital allocation process focused on: 1) transitioning its generation portfolio to meet the growing interest of customers for cleaner sources of energy, 2) upgrading its electric and gas distribution systems to strengthen safety and resiliency, as well as enable distributed energy solutions in its service territories, and 3) enhancing its customers’ experience with evolving technology and greater flexibility.
Key Highlights (refer to “Customer Investments” for details) -
•IPL’s completion of more than 500 MW of new wind farms: Whispering Willow North (201 MW in January 2020), Golden Plains (200 MW in March 2020) and Richland (131 MW in September 2020).
•WPL’s completion of the natural gas-fired West Riverside Energy Center (723 MW in May 2020), the Kossuth wind farm (152 MW in October 2020) and the expansion of its gas distribution system in Western Wisconsin in November 2020.
•Planned development and acquisition of additional renewable energy, including approximately 1,000 MW of solar generation at WPL by the end of 2023, approximately 400 MW of solar generation by the end of 2023 at IPL and approximately 100 MW of distributed energy resources, including community solar and energy storage systems beginning in 2021 at IPL. In addition, WPL may also develop additional solar generation and distributed energy resources.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development in the communities it serves.
Key Highlights -
•WPL entered into a wholesale power supply agreement with Consolidated Water Power Company, which was effective January 1, 2021 and is expected to bring approximately 60 MW of load to WPL’s electric system.

•Alliant Energy has various development-ready sites throughout Iowa and Wisconsin, including the 1,300-acre Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the 730-acre Prairie View Industrial Center Super Park in Ames, Iowa, which are rail-served ready-to-build manufacturing and industrial sites in close proximity to the regional airport and interstate freeways and access IPL’s electric services. The Big Cedar Industrial Center Mega-site also accesses Travero’s rail and warehousing services. In addition, the Beaver Dam Commerce Park is a 520-acre ready-to-build manufacturing and industrial site in Beaver Dam, Wisconsin, with access to commercial and freight airports, interstate freeways and WPL’s electric services.

COVID-19
The outbreak of COVID-19 has become a global pandemic and Alliant Energy’s service territories are not immune to the challenges presented by COVID-19. Despite these challenges, Alliant Energy, IPL and WPL continue to focus on providing the critical, reliable service their customers depend on, while emphasizing the health and welfare of their employees, customers and communities. Alliant Energy, IPL and WPL have not experienced significant impacts on their overall business operations, financial condition, results of operations or cash flows; however, the degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities. Alliant Energy has mitigated the impact of sales declines from COVID-19 by accelerating planned cost transformation activities. Actual and potential impacts from COVID-19 include, but are not limited to, the following:

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

Alliant Energy has not experienced, and currently does not expect, an interruption in its ability to provide electric and natural gas services to its customers. Alliant Energy currently expects to incur incremental direct expenses related to certain of these operational and supply chain impacts but does not expect them to have a material impact on its results of operations.

Customer Impacts - COVID-19 has resulted in various travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic, and expects these sales trends by customer class to continue into 2021 but at lower impacts than in 2020. In 2020 compared to 2019, Alliant Energy’s retail electric residential temperature-normalized sales increased 3%, and its retail electric commercial and industrial temperature-normalized sales decreased 4% in aggregate. In addition, Alliant Energy has not experienced a material increase in customer bankruptcies in 2020.

Liquidity and Capital Resources Impacts - In response to the uncertainty of the impacts of COVID-19, Alliant Energy enhanced its liquidity position in the first quarter of 2020 by settling $222 million under the equity forward sale agreements and AEF accelerating the refinancing of its $300 million term-loan credit agreement that would have been due in April 2020. Alliant Energy also enhanced its liquidity position by accelerating and/or increasing the size of new debt offerings in 2020, including WPL's issuance of $350 million of debentures due 2050 in April 2020, IPL's issuance of $400 million of senior debentures due 2030 in June 2020 and AEF's issuance of $200 million of senior notes due 2026 in November 2020. Alliant Energy maintains a single credit facility, which allows borrowing capacity to shift among Alliant Energy (at the parent company level), IPL and WPL, as needed. During March and April 2020, Alliant Energy and WPL borrowed under the single credit facility for a portion of their temporary cash needs to obtain more favorable interest rates than available in the commercial paper market at that time. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source; however, if customer arrears were to exceed certain levels, IPL’s access to the program may be restricted.

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

Regulatory Impacts - In March 2020, WPL received authorization from the PSCW to defer certain incremental costs incurred resulting from COVID-19, including bad debt expenses and foregone revenues from late payment fees. In August 2020, IPL received authorization from the IUB for utilization of a regulatory asset account to track increased expenses and other financial impacts incurred after March 1, 2020 resulting from COVID-19. The recovery of any authorized deferrals will be addressed in future regulatory proceedings. In 2020, such amounts were not material.

Legislative Impacts - In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The most significant provision of the CARES Act for Alliant Energy relates to an acceleration of refunds of existing alternative minimum tax credits to increase liquidity. In July 2020, Alliant Energy received $11 million of credits that otherwise would have been received in 2021 and 2022. In addition, Alliant Energy has deferred certain 2020 payroll taxes to 2021 and 2022. The CARES Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as financial support for certain of Alliant Energy’s residential, small business and non-profit customers.

In December 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (CRRSA) was enacted. The most significant provision of the CRRSA Act for Alliant Energy relates to the extension of certain renewable tax credits, and as a result, Alliant Energy will evaluate additional opportunities for repowering of its existing wind farms and additional solar projects beyond 2023. The CRRSA Act also provides additional funding to the Low Income Home Energy Assistance Program, as well as financial support for certain of Alliant Energy’s residential, small business and non-profit customers.

Derecho Windstorm
In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration efforts in August 2020 and permanent repairs to the system will continue into 2021. Refer to Note 2 for further discussion, including IPL’s current estimate and requested regulatory treatment of certain incremental costs and benefits incurred resulting from the windstorm.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2020		2019
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$586	$2.36	$529	$2.22
ATC Holdings	34	0.14	34	0.14
Non-utility and Parent	(6)	(0.03)	(6)	(0.03)
Alliant Energy Consolidated	$614	$2.47	$557	$2.33

Alliant Energy’s Utilities and Corporate Services income increased $57 million in 2020 compared to 2019. The increase was primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base. This item was partially offset by higher depreciation expense, lower AFUDC and higher WPL electric fuel-related costs, net of recoveries.

Operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Operating income	$740	$778	$410	$403	$306	$347
Electric utility revenues	$2,920	$3,064	$1,695	$1,781	$1,225	$1,283
Electric production fuel and purchased power expenses	(652)	(777)	(352)	(435)	(300)	(342)
Electric transmission service expense	(449)	(481)	(298)	(340)	(151)	(141)
Utility Electric Margin (non-GAAP)	1,819	1,806	1,045	1,006	774	800
Gas utility revenues	373	455	208	264	165	191
Cost of gas sold	(182)	(222)	(99)	(120)	(83)	(102)
Utility Gas Margin (non-GAAP)	191	233	109	144	82	89
Other utility revenues	49	46	44	44	5	2
Non-utility revenues	74	83	—	—	—	—
Other operation and maintenance expenses	(670)	(712)	(375)	(404)	(254)	(261)
Depreciation and amortization expenses	(615)	(567)	(356)	(327)	(254)	(236)
Taxes other than income tax expense	(108)	(111)	(57)	(60)	(47)	(47)
Operating income	$740	$778	$410	$403	$306	$347

Operating Income Variances - Variances between periods in operating income for 2020 compared to 2019 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$13	$39	($26)
Total lower utility gas margin variance (Refer to details below)	(42)	(35)	(7)
Total lower other operation and maintenance expenses variance (Refer to details below)	42	29	7
Higher depreciation and amortization expense primarily due to additional plant in service in 2019 and 2020, including IPL’s new wind generation and WPL’s West Riverside Energy Center	(48)	(29)	(18)
Other	(3)	3	3
	($38)	$7	($41)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2020	2019	2020	2019	2020	2019	2020	2019
Alliant Energy
Retail	$2,652	$2,751	24,535	25,121	$333	$408	48,808	55,850
Sales for resale	204	250	6,046	6,594	N/A	N/A	N/A	N/A
Transportation/Other	64	63	71	79	40	47	102,790	97,135
	$2,920	$3,064	30,652	31,794	$373	$455	151,598	152,985
IPL
Retail	$1,564	$1,615	13,830	14,142	$183	$236	25,508	29,498
Sales for resale	88	128	3,485	4,479	N/A	N/A	N/A	N/A
Transportation/Other	43	38	34	36	25	28	39,543	38,323
	$1,695	$1,781	17,349	18,657	$208	$264	65,051	67,821
WPL
Retail	$1,088	$1,136	10,705	10,979	$150	$172	23,300	26,352
Sales for resale	116	122	2,561	2,115	N/A	N/A	N/A	N/A
Transportation/Other	21	25	37	43	15	19	63,247	58,812
	$1,225	$1,283	13,303	13,137	$165	$191	86,547	85,164

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes decreased 2% and 13% in 2020 compared to 2019, respectively, primarily due to the impacts from COVID-19, the derecho windstorm, and changes in temperatures in Alliant Energy’s service territories, partially offset by an extra day of sales in 2020 due to leap year. In 2020, COVID-19 impacts on sales volumes resulted in increases for retail electric residential sales volumes and decreases for retail electric commercial and industrial sales volumes.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures were as follows (in millions):

	Electric Margins		Gas Margins
	2020	2019	2020	2019
IPL	$1	$10	$—	$5
WPL	3	4	(1)	3
Total Alliant Energy	$4	$14	($1)	$8

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Impact of IPL’s retail electric final and interim rate increases effective February 2020 and April 2019, respectively (a)	$63	$63	$—
Higher revenues at IPL due to credits on customers’ bills in 2019 related to production tax credits through the fuel-related cost recovery mechanism (offset by changes in income tax)	16	16	—
Lower purchased electric capacity expense at WPL	8	—	8
Higher revenues at IPL due to changes in electric tax benefit rider credits on customers’ bills (offset by changes in income tax expense)	6	6	—
Higher WPL electric fuel-related costs, net of recoveries	(18)	—	(18)
Lower revenues at IPL due to credits on customers’ bills in 2020 related to excess deferred amortization through the tax benefit rider (offset by changes in income tax)	(15)	(15)	—
Changes in timing of collection of electric transmission service costs at WPL	(10)	—	(10)
Estimated changes in sales volumes caused by temperatures	(10)	(9)	(1)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (offset by changes in energy efficiency expense)	(8)	(8)	—
Other (includes lower temperature-normalized sales primarily due to the derecho windstorm and COVID-19 impacts)	(19)	(14)	(5)
	$13	$39	($26)

(a)IPL’s interim retail electric base rate increase was effective April 1, 2019 and final retail electric base rate increase was effective February 26, 2020. Effective with final rates, the recovery of, and return on, IPL’s new wind generation placed in service in 2019 and 2020 is provided through the renewable energy rider. Both interim and final rate increases include a reduction for anticipated production tax credits for IPL’s new wind generation. This reduction is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from this new wind generation. Refer to Note 2 for further discussion.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (offset by changes in energy efficiency expense)	($34)	($34)	$—
Estimated changes in sales volumes caused by temperatures	(9)	(5)	(4)
Impact of IPL’s retail gas rate increase effective January 2020	11	11	—
Other (includes lower temperature-normalized sales primarily due to COVID-19 impacts)	(10)	(7)	(3)
	($42)	($35)	($7)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (primarily offset by lower electric and gas revenues)	$39	$39	$—
Lower incentive compensation expense	9	6	3
Credit loss adjustments related to guarantees for an affiliate of Whiting Petroleum (Refer to Note 17(d))	7	—	—
Higher generation operation and maintenance expenses (primarily related to new generation, including wind at IPL and WPL and West Riverside at WPL)	(8)	(4)	(4)
Other	(5)	(12)	8
	$42	$29	$7

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to higher average outstanding long-term debt balances, partially offset by lower interest rates on short-term debt outstanding at Alliant Energy and WPL	($2)	($12)	($2)
Lower AFUDC primarily due to changes in CWIP balances related to IPL’s new wind generation and WPL’s West Riverside Energy Center and new wind generation	(38)	(26)	(12)
Other (Refer to Note 6 for details of increased income from unconsolidated equity investments)	9	—	3
	($31)	($38)	($11)

Income Taxes - Refer to Note 12 for details of effective income tax rates.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - WPL currently expects to issue up to $300 million of long-term debt in 2021. Alliant Energy currently expects to issue up to $25 million of common stock in 2021 through its Shareowner Direct Plan.
•Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2021 annual common stock dividend to $1.61 per share, which is equivalent to a quarterly rate of $0.4025 per share, beginning with the February 2021 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Higher Earnings on Increasing Rate Base - Alliant Energy, IPL and WPL currently expect an increase in earnings in 2021 compared to 2020 due to impacts from increasing revenue requirements related to investments in the utility business, including IPL’s and WPL’s wind investments, WPL’s Western Wisconsin gas distribution system expansion, and the impacts of IPL’s DAEC PPA amendment buyout payment.
•Extreme Temperatures - In February 2021, portions of the central and southern U.S., including Alliant Energy’s service territories, experienced a prolonged period of very cold temperatures and a series of winter storms. This resulted in significant volatility and increases in commodity prices caused by higher demand for electricity and natural gas and disruptions in commodity supply. As a result, Alliant Energy currently expects to incur higher electric production fuel and cost of gas sold expenses in 2021 compared to 2020 related to the extreme temperatures and winter storms. Any changes in electric production fuel and cost of gas sold is expected to be recovered through IPL’s and WPL’s cost recovery mechanisms resulting in impacts to customer bills in 2021. As a result of these impacts to customers during a pandemic, Alliant Energy plans to work with the respective commissions to evaluate the recovery of any higher costs over a longer period of time.
•Depreciation and Amortization Expenses - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expenses in 2021 compared to 2020 due to property additions, including IPL’s and WPL’s expansion of wind generation and WPL’s natural gas-fired West Riverside Energy Center.
•Allowance for Funds Used During Construction - Alliant Energy currently expects AFUDC to decrease in 2021 compared to 2020 primarily due to decreased CWIP balances related to IPL’s and WPL’s wind generation and WPL’s West Riverside Energy Center, which were placed in service in 2020.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward cleaner energy and sustainable customer solutions. These priorities include:

Environmental Stewardship
Alliant Energy’s environmental stewardship is focused on meeting its customers’ energy needs in an economical, efficient and sustainable manner. Alliant Energy proactively considers future environmental compliance requirements and proposed regulations in its planning, decision-making, construction and ongoing operations activities. Alliant Energy is focused on executing a long-term strategy to deliver reliable and affordable energy with lower emissions independent of changing policies and political landscape. To achieve these long-term goals, Alliant Energy will transition away from coal-fired EGUs and incorporate more renewable energy, distributed energy resources, energy efficiency, demand response, highly-efficient natural gas-fired EGUs and other emerging technologies such as energy storage. Alliant Energy’s voluntary environmental-related goals and achievements include the following:

•Reduced air emissions for sulfur dioxide by 90%, nitrogen oxide by 80% and mercury by 90% from 2005 levels, which it achieved in 2019.
•By 2030, reduce CO2 emissions by 50% and water supply by 75% from 2005 levels from its owned fossil-fueled generation, as well as transition 100% of its light-duty fleet vehicles to be electric.
•By 2040, eliminate all coal-fired EGUs from its generating fleet.
•By 2050, achieve an aspirational goal of net-zero CO2 emissions from the electricity it generates.

Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

Renewable Generation
Alliant Energy’s cleaner energy strategy, or Clean Energy Blueprint, includes the planned development and acquisition of additional renewable energy, including approximately 1,000 MW of solar generation at WPL by the end of 2023, approximately 400 MW of solar generation by the end of 2023 at IPL and approximately 100 MW of distributed energy resources, including community solar and energy storage systems beginning in 2021 at IPL. Alliant Energy, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, including repowering of existing wind farms and additional solar generation and distributed energy resources. Estimated capital expenditures for these planned projects for 2021 through 2024 are included in the “Renewable projects” line in the construction and acquisition table in “Liquidity and Capital Resources.” IPL and WPL currently assume that a portion of the construction costs for the new solar generation will be financed by a tax equity partner, which is discussed in “IPL and WPL Solar Project Tax Equity Credits” in “Liquidity and Capital Resources.” In addition, Alliant Energy completed the construction and acquisition of approximately 1,200 MW of wind generation in aggregate (approximately 1,000 MW at IPL and approximately 200 MW at WPL) from 2018 through 2020.

WPL’s Solar Generation - In May 2020, WPL filed a CA with the PSCW for approval to acquire, construct, own, and operate 675 MW of new solar generation in the following Wisconsin counties: Grant (200 MW in 2023), Sheboygan (150 MW in 2022), Wood (150 MW in 2022), Jefferson (75 MW in 2022), Richland (50 MW in 2022) and Rock (50 MW in 2023). The 675 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, and Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024 (595 MW in aggregate). In addition, WPL currently expects to file a second CA with the PSCW in the first half of 2021 for approximately 325 MW of new solar generation. As a result of WPL’s neighboring utilities anticipated exercise of their options to purchase a partial ownership interest in West Riverside, WPL anticipates additional capacity needs by 2024.

IPL’s Solar Generation and Distributed Energy Resources - IPL’s plans include development and acquisition of up to 400 MW of solar generation by the end of 2023 and up to 100 MW of distributed energy resources, including community solar and energy storage systems beginning in 2021. IPL currently plans to file for advance rate-making principles for up to 400 MW of solar generation in the first half of 2021. The 400 MW of new solar generation would help replace a portion of the energy and capacity expected to be eliminated with the planned retirement of the coal-fired Lansing Generating Station (275 MW) by the end of 2022 and the expected reduction of energy and capacity resulting from the planned fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas by the end of 2021.

IPL’s Expansion of Wind Generation - In 2016 and 2018, IPL received approvals from the IUB for advance rate-making principles for 1,000 MW of new wind generation. IPL completed the construction of various wind farms as follows:

Wind Site	Nameplate Capacity	In-service Date	Location
Upland Prairie	299 MW	March 2019	Clay and Dickinson Counties, Iowa
English Farms	172 MW	March 2019	Poweshiek County, Iowa
Whispering Willow North	201 MW	January 2020	Franklin County, Iowa
Golden Plains	200 MW	March 2020	Winnebago and Kossuth Counties, Iowa
Richland	131 MW	September 2020	Sac County, Iowa

WPL’s Expansion of Wind Generation - In October 2020, WPL completed the construction of the Kossuth wind farm (152 MW) in Kossuth County, Iowa, pursuant to approvals from the PSCW. In addition, WPL acquired a partial ownership interest in the assets of the Forward Wind Energy Center located in Wisconsin (59 MW) in 2018, pursuant to approvals from the PSCW and FERC.

Complementary Generation Investments
WPL’s Construction of West Riverside Natural Gas-fired Generating Station - In 2016, WPL received an order from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as West Riverside. WPL’s construction of West Riverside began in 2016 and the 723 MW EGU was placed in service in May 2020. West Riverside replaces energy and capacity being eliminated with the retirements of various EGUs.

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

Counterparty	Option Amount and Timing
Wisconsin Public Service Corporation (WPSC)	Up to 200 MW may be exercised through May 2024 (no more than 100 MW to be acquired prior to May 2022) (a)
Madison Gas and Electric Company (MGE)	Up to 50 MW may be exercised through May 2025 (no more than 25 MW to be acquired prior to May 2022)
Electric cooperatives	Approximately 60 MW were exercised January 2018

(a)If WPSC exercises its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company, places in service within 10 years of the date West Riverside is placed in service.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs in the next several years. IPL currently expects to retire the coal-fired Lansing Generating Station (275 MW) by the end of 2022 and fuel switch the Burlington Generating Station (212 MW) from coal to natural gas by the end of 2021. WPL currently expects to retire the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on these EGUs, as well as Note 17(e) for discussion of IPL’s requirements to fuel switch or retire certain EGUs under a Consent Decree.

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2021 through 2024 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Fiber Optic Telecommunication Network - Alliant Energy is currently installing fiber optic routes between its facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network to help serve its customers.

Gas Pipeline Expansion - IPL and WPL currently expect to make investments to extend various gas distribution systems to provide natural gas to unserved or underserved areas in their service territories. In April 2020, WPL received authorization from the PSCW to expand its gas distribution system in Western Wisconsin, which was completed in November 2020.

Gas Pipeline Safety - In October 2019, the Pipeline and Hazardous Materials Safety Administration published a final rule that updates safety requirements for gas transmission pipelines, and various updated procedures were implemented in July 2020. Plans to address certain requirements for specific pipelines must be developed by July 2021, and remediation efforts must be completed by July 2035. In anticipation of these rule changes, Alliant Energy, IPL and WPL have been proactively replacing certain of IPL’s transmission pipelines and making modifications to certain of WPL’s transmission pipelines. Alliant Energy, IPL, and WPL also continue to evaluate the impact of this final rule and resulting remediation plans on their financial condition and results of operations.

Non-utility business - Alliant Energy continues to explore growth of its Travero businesses and other limited scope opportunities outside of, but complimentary to, Alliant Energy’s core utility business. This non-utility strategy continues to evolve through exploration of modest strategic opportunities that are accretive to earnings and cash flows within and outside of Alliant Energy’s service territories.

RATE MATTERS

Rate Reviews
Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

IPL’s Retail Electric and Gas Rate Reviews (2020 Forward-looking Test Period) - In 2019, IPL filed retail electric and gas rate review requests with the IUB covering the 2020 forward-looking Test Period. In January 2020, IPL received an order from the IUB approving IPL’s proposed settlement for its retail electric rate review. Final retail electric rates were effective February 26, 2020. In December 2019, IPL received an order from the IUB approving IPL’s proposed settlement for its retail gas rate review. Final retail gas rates were effective January 10, 2020. Refer to Note 2 for details.

IPL currently expects to file a subsequent proceeding with the IUB in the second quarter of 2021 for its 2020 Forward-looking Test Period retail electric and gas rate reviews, which will compare actual revenues and costs to those initially forecasted by IPL. IPL currently does not expect any rate adjustments from the subsequent proceeding.

WPL’s Retail Electric and Gas Rate Review (2021 Forward-looking Test Period) - In December 2020, the PSCW issued an order authorizing WPL to maintain its current retail electric and gas base rates, authorized return on common equity, regulatory capital structure and earnings sharing mechanism through the end of 2021. WPL will utilize anticipated fuel-related cost savings and excess deferred income tax benefits in 2021 to offset the revenue requirement impacts of increasing electric and gas rate base, including the Kossuth wind farm, which was placed in service in October 2020, and the expansion of its gas distribution system in Western Wisconsin, which was placed in service in November 2020.

Planned Rate Review - WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2021 for either a single or multiple year forward-looking test period. The key drivers for the anticipated filing include lower excess deferred income tax benefits in 2022 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. Any rate changes granted from this request are expected to be effective on January 1, 2022. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2021.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (2020 Test Period)
Marshalltown (b)	IUB	$559	11.00%	51.0%	2/26/2020
Emery (b)	IUB	165	12.23%	51.0%	2/26/2020
Whispering Willow - East (b)	IUB	163	11.70%	51.0%	2/26/2020
Renewable energy rider (c)	IUB	1,317	10.66%	51.0%	2/26/2020
Other (b)	IUB	3,767	9.50%	51.0%	2/26/2020
IPL Retail Gas (2020 Test Period) (b)	IUB	557	9.60%	51.0%	1/10/2020
IPL Wholesale Electric	FERC	145	10.97%	50.0%	1/1/2020
WPL Retail Electric and Gas
Electric (2021 Test Period) (d)	PSCW	4,167	10.00%	52.5%	1/1/2021
Gas (2021 Test Period) (d)	PSCW	481	10.00%	52.5%	1/1/2021
WPL Wholesale Electric	FERC	296	10.90%	55.0%	1/1/2020

(a)Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.
(b)Average rate base amounts reflect IPL’s allocated retail share of rate base and do not include CWIP, and were calculated using a forecasted 13-month average for the test period.
(c)Average rate base amounts recovered through IPL’s renewable energy rider mechanism include construction costs incurred to fund IPL’s 1,000 MW of wind generation facilities placed in service in 2019 and 2020 (11.00% return on common equity), production tax credit carryforwards for the 1,000 MW of wind generation facilities (5.00% return on common equity) and certain transmission facilities classified as intangible assets (9.50% return on common equity), and were calculated using a 13-month average.
(d)Average rate base amounts reflect WPL’s allocated retail share of rate base and do not include CWIP or a cash working capital allowance, and were calculated using a forecasted 13-month average for the test period. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

Other Rate Matters
Federal Tax Reform - Federal Tax Reform resulted in future benefits to customers as a result of remeasurement of accumulated deferred income taxes (approximately $350 million for IPL and $460 million for WPL of retail revenue requirement). The majority of these benefits are subject to tax normalization rules (protected benefits), which limit the rate at which they can be passed on to their electric and gas customers.

For those benefits that were not limited by tax normalization rules (the non-protected benefits), IPL began providing retail electric billing credits that will continue through June 2021, which include $27 million of excess deferred tax benefits. After returning these benefits to customers, IPL is not expected to have any significant remaining non-protected benefits as a result of the original Federal Tax Reform impacts.

WPL provided non-protected benefits back to its retail electric and gas customers in 2019 and 2020. In 2020, WPL utilized approximately $72 million to help maintain base rates at current levels and will utilize approximately $113 million to help maintain base rates at current levels through 2021. The remaining non-protected benefits of approximately $5 million will be addressed in WPL’s future retail electric and gas rate reviews.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategy as a result of operating cash flows generated by their utility business, and available capacity under a single revolving credit facility and IPL’s sales of accounts receivable program, supplemented by periodic issuances of long-term debt and Alliant Energy equity securities. As summarized below, Alliant Energy, IPL and WPL believe they have the ability to generate and obtain adequate amounts of cash to meet their requirements and plans for cash in the next 12 months and beyond.

COVID-19 and Derecho Windstorm Considerations - Refer to “Overview” in MDA for discussion of COVID-19 and the derecho windstorm and the impacts on Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources.

Liquidity Position - At December 31, 2020, Alliant Energy had $54 million of cash and cash equivalents, $611 million ($318 million at the parent company, $250 million at IPL and $43 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with their authorized levels. Capital structures as of December 31, 2020 were as follows (Common Equity (CE); IPL’s Preferred Stock (PS); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans and solar construction that is expected to be financed by tax equity partners, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include, among others, pension and OPEB obligations and the sales of accounts receivable program.

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Cash, cash equivalents and restricted cash, January 1	$18	$26	$9	$12	$4	$9
Cash flows from (used for):
Operating activities	501	660	(6)	173	466	423
Investing activities	(951)	(1,287)	(301)	(667)	(613)	(557)
Financing activities	488	619	348	491	146	129
Net increase (decrease)	38	(8)	41	(3)	(1)	(5)
Cash, cash equivalents and restricted cash, December 31	$56	$18	$50	$9	$3	$4

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
DAEC PPA amendment buyout payment in 2020 (Refer to Note 2)	($110)	($110)	$—
Amounts issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates (Refer to Note 2)	(42)	(42)	—
Timing of WPL’s fuel-related cost recoveries from customers	(38)	—	(38)
Decreased collections from IPL’s gas customers for energy efficiency amounts through the energy efficiency rider	(34)	(34)	—
Changes in cash collateral and deposit balances at Corporate Services	(24)	—	—
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(19)	(14)	(5)
Changes in income taxes paid/refunded	(16)	(25)	42
Credits issued to IPL’s retail electric customers in 2020 through its tax benefit rider related to excess deferred income taxes amortization	(15)	(15)	—
Changes in interest payments	(6)	(19)	1
Higher collections from IPL’s retail electric and gas base rate increases	74	74	—
Changes in levels of production fuel	28	1	27
Refunds received in 2020 related to the MISO transmission owner return on equity complaint FERC orders (Refer to Note 17(g))	20	15	5
Other (primarily due to other changes in working capital)	23	(10)	11
	($159)	($179)	$43
Income Tax Payments and Refunds - Income tax (payments) refunds, including refunds of alternative minimum tax credits, were as follows (in millions):

	2020	2019
IPL	($18)	$7
WPL	13	(29)
Other subsidiaries	10	43
Alliant Energy	$5	$21

Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments through 2023 based on their current federal net operating loss and credit carryforward positions. While no significant federal income tax payments through 2023 are expected to occur, some tax payments and refunds may occur for state taxes and between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 12 for discussion of the carryforward positions.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $39 million, $17 million and $18 million of pension plan contributions in 2021, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2020 measurement date. Refer to Note 13(a) for discussion of the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) utility construction and acquisition expenditures (a)	$246	$333	($87)
Changes in the amount of cash receipts on sold receivables	45	45	—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for West Riverside	42	—	42
Expenditures for new acquisitions at AEF in 2019	13	—	—
Other	(10)	(12)	(11)
	$336	$366	($56)

(a)Largely due to lower expenditures for IPL’s expansion of wind generation, WPL’s West Riverside Energy Center and IPL’s advanced metering infrastructure, partially offset by higher expenditures for IPL’s and WPL’s electric and gas distribution systems (which include the derecho windstorm) and WPL’s expansion of wind generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology and improvements to ensure reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions). Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates do not reflect the assumption that a portion of the construction is expected to be financed by tax equity partners, which is described in more detail below in “IPL and WPL Solar Project Tax Equity Credits.” Refer to “Customer Investments” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2021	2022	2023	2024	2021	2022	2023	2024	2021	2022	2023	2024
Generation:
Renewable projects	$485	$750	$635	$320	$45	$270	$270	$50	$440	$480	$365	$270
Other	90	180	175	90	45	135	135	55	45	45	40	35
Distribution:
Electric systems	470	435	535	695	240	225	290	375	230	210	245	320
Gas systems	70	75	70	70	35	40	30	30	35	35	40	40
Other	180	185	190	195	10	10	10	25	15	10	10	10
	$1,295	$1,625	$1,605	$1,370	$375	$680	$735	$535	$765	$780	$700	$675

West Riverside Options - WPL entered into agreements with neighboring utilities that provide them options to purchase a partial ownership interest in West Riverside. If such options are exercised, WPL will receive proceeds from the sale. Refer to “Customer Investments” for additional information, including the timing for the potential exercise of options.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2020 compared to 2019 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) payments to retire long-term debt	($401)	($200)	$100
Lower net proceeds from common stock issuances	(143)	—	—
Higher common stock dividends	(40)	(68)	(16)
Higher (lower) net proceeds from issuance of long-term debt	300	(200)	—
Net changes in the amount of commercial paper outstanding	156	50	26
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	279	(100)
Other	(3)	(4)	7
	($131)	($143)	$17

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

	Initial Authorization	Remaining Capacity as of December 31, 2020
Long-term debt securities issuances in aggregate	$700	$300
Short-term debt securities outstanding at any time (including borrowings from its parent)	400	400
Preferred stock issuances in aggregate	300	300

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

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue unspecified amounts of securities through December 2023. Alliant Energy’s shelf registration statement may be used to issue common stock, debt and other securities. IPL’s and WPL’s shelf registration statements may be used to issue preferred stock and debt securities.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors and is dependent upon, among other factors, regulatory limitations, earnings, cash flows, capital requirements and general financial condition of subsidiaries. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Refer to “Results of Operations” for discussion of expected common stock dividends in 2021.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2019 and 2020, and “Results of Operations” for discussion of expected issuances of common stock in 2021.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2020 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	55%	46%	50%

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

Long-term Debt - Refer to Note 9(b) for discussion of issuances and retirements of long-term debt in 2020 and “Results of Operations” for discussion of expected issuances of long-term debt in 2021. In 2019, IPL issued $300 million of 3.6% senior debentures (green bonds) due 2029 and $300 million of 3.5% senior debentures (green bonds) due 2049. In 2019, WPL issued $350 million of 3% debentures due 2029, and a portion of the proceeds from the issuance was used by WPL to refinance its $250 million 5% debentures that matured in 2019.

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

Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa2, respectively, for the senior notes issued by AEF in 2018 and 2020 (with Alliant Energy as guarantor). Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2021. IPL currently expects to amend and extend the purchase commitment. In 2020 and 2019, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2020, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm and prior divestiture activities. Refer to Note 17(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2020, which include long-term debt maturities in Note 9(b), operating and finance leases in Note 10, capital purchase obligations in Note 17(a), and other purchase obligations in Note 17(b). At December 31, 2020, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 13(a) for anticipated pension and OPEB funding amounts, which are not included in the above tables. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2020, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2020, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $7 million, $0 and $3 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2020.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2020 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration. Refer to Note 12 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2020. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards. Alliant Energy does not expect to utilize all of its federal net operating loss carryforwards until 2023, and therefore, currently does not expect to utilize 2002 vintage federal credit carryforwards prior to their expiration in 2022, resulting in valuation allowances that remain as of December 31, 2020. Refer to Note 12 for discussion of expected utilization of 2003 vintage federal credit carryforwards prior to their expiration in 2023, which resulted in the reversal of previously recorded valuation allowances in 2020. Federal credit carryforwards generated from 2003 through 2009, which amount to $17 million for Alliant Energy, are expected to be utilized within five years of expiration. All other federal credit carryforwards and federal net operating loss carryforwards are expected to be utilized more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require changes to valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2020 included IPL’s and WPL’s generating units subject to early retirement.

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

Alliant Energy and IPL concluded that Lansing, and Alliant Energy and WPL concluded that Edgewater Unit 5, met the criteria to be considered probable of abandonment in 2020. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGU from both its retail and wholesale customers, and as a result, Alliant Energy, IPL and WPL concluded that no impairment was required as of December 31, 2020. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2020. Note 3 provides additional details of these assets anticipated to be retired early.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2020, unbilled revenues related to Alliant Energy’s utility operations were $174 million ($92 million at IPL and $82 million at WPL).

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2020	Impact on 2021 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2020	Impact on 2021 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$183	$11	$22	$2
1% change in expected rate of return	N/A	10	N/A	1
IPL
1% change in discount rate	86	6	8	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	81	5	8	1
1% change in expected rate of return	N/A	4	N/A	—

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

Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then currently available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of December 31, 2020, Alliant Energy currently estimates the exposure to be a portion of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, the creditworthiness of the other partners, Whiting Petroleum’s emergence from bankruptcy in the third quarter of 2020, and forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy. Note 1(o) provides discussion of the adoption of the new accounting standard for credit losses.

Note 17 provides further discussion of contingencies assessed at December 31, 2020 that may have a material impact on financial condition and results of operations, including impacts to Alliant Energy’s ATC Holdings equity earnings as a result of future changes in FERC’s evaluation of certain MISO return on equity complaints, various pending legal proceedings, guarantees and indemnifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Alliant Energy Corporation, through its wholly owned subsidiaries, Interstate Power and Light Company and Wisconsin Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and the respective state commissions in Iowa and Wisconsin (collectively, the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2020, the Company had a recorded consolidated regulatory assets balance of $2,010 million and regulatory liabilities balance of $1,306 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the evaluation of regulatory assets and liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information issued by the regulatory agencies that pertain to the Company as well as to other relevant public utilities. We evaluated the external information and assessed whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We obtained representation letters from management and evaluated such letters to assess whether information was present that would be relevant to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 19, 2021

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Revenues:
Electric utility	$2,920	$3,064	$3,000
Gas utility	373	455	447
Other utility	49	46	48
Non-utility	74	83	39
Total revenues	3,416	3,648	3,534
Operating expenses:
Electric production fuel and purchased power	652	777	855
Electric transmission service	449	481	496
Cost of gas sold	182	222	232
Other operation and maintenance	670	712	646
Depreciation and amortization	615	567	507
Taxes other than income taxes	108	111	104
Total operating expenses	2,676	2,870	2,840
Operating income	740	778	694
Other (income) and deductions:
Interest expense	275	273	247
Equity income from unconsolidated investments, net	(61)	(53)	(55)
Allowance for funds used during construction	(55)	(93)	(76)
Other	14	15	8
Total other (income) and deductions	173	142	124
Income before income taxes	567	636	570
Income tax expense (benefit)	(57)	69	48
Net income	624	567	522
Preferred dividend requirements of Interstate Power and Light Company	10	10	10
Net income attributable to Alliant Energy common shareowners	$614	$557	$512
Weighted average number of common shares outstanding:
Basic	248.4	238.5	233.6
Diluted	248.7	239.0	233.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$2.47	$2.34	$2.19
Diluted	$2.47	$2.33	$2.19

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54	$16
Accounts receivable, less allowance for expected credit losses	412	402
Production fuel, at weighted average cost	66	78
Gas stored underground, at weighted average cost	46	49
Materials and supplies, at weighted average cost	105	100
Regulatory assets	81	87
Other	123	144
Total current assets	887	876
Property, plant and equipment, net	14,336	13,527
Investments:
ATC Holdings	331	320
Other	154	148
Total investments	485	468
Other assets:
Regulatory assets	1,929	1,758
Deferred charges and other	73	72
Total other assets	2,002	1,830
Total assets	$17,710	$16,701

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8	$657
Commercial paper	389	337
Accounts payable	377	422
Accrued taxes	67	70
Regulatory liabilities	249	212
Other	207	356
Total current liabilities	1,297	2,054
Long-term debt, net (excluding current portion)	6,769	5,533
Other liabilities:
Deferred tax liabilities	1,814	1,714
Regulatory liabilities	1,057	1,212
Pension and other benefit obligations	511	484
Other	374	299
Total other liabilities	3,756	3,709
Commitments and contingencies (Note 17)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 249,868,415 and 245,022,800 shares outstanding	2	2
Additional paid-in capital	2,704	2,446
Retained earnings	2,994	2,766
Accumulated other comprehensive income (loss)	(1)	1
Shares in deferred compensation trust - 380,542 and 381,232 shares at a weighted average cost of $28.73 and $26.24 per share	(11)	(10)
Total Alliant Energy Corporation common equity	5,688	5,205
Cumulative preferred stock of Interstate Power and Light Company	200	200
Total equity	5,888	5,405
Total liabilities and equity	$17,710	$16,701

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$624	$567	$522
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	615	567	507
Deferred tax expense (benefit) and tax credits	(66)	56	67
Equity component of allowance for funds used during construction	(39)	(66)	(51)
Other	37	20	8
Other changes in assets and liabilities:
Accounts receivable	(468)	(472)	(475)
Regulatory assets	(130)	(16)	(16)
Regulatory liabilities	(113)	(40)	1
Deferred income taxes	171	54	56
DAEC PPA amendment buyout payment	(110)	—	—
Other	(20)	(10)	(91)
Net cash flows from operating activities	501	660	528
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,293)	(1,539)	(1,569)
Other	(73)	(101)	(65)
Cash receipts on sold receivables	458	413	605
Other	(43)	(60)	(38)
Net cash flows used for investing activities	(951)	(1,287)	(1,067)
Cash flows from financing activities:
Common stock dividends	(377)	(337)	(312)
Proceeds from issuance of common stock, net	247	390	197
Proceeds from issuance of long-term debt	1,250	950	1,500
Payments to retire long-term debt	(657)	(256)	(856)
Net change in commercial paper and other short-term borrowings	52	(104)	26
Other	(27)	(24)	(24)
Net cash flows from financing activities	488	619	531
Net increase (decrease) in cash, cash equivalents and restricted cash	38	(8)	(8)
Cash, cash equivalents and restricted cash at beginning of period	18	26	34
Cash, cash equivalents and restricted cash at end of period	$56	$18	$26
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($274)	($268)	($247)
Income taxes, net	$5	$21	($5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$131	$196	$299
Beneficial interest obtained in exchange for securitized accounts receivable	$188	$188	$119
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
	(in millions)
2018:
Beginning balance	$2	$1,845	$2,346	$—	($11)	$200	$4,382
Net income attributable to Alliant Energy common shareowners			512				512
Common stock dividends ($1.34 per share)			(312)				(312)
At-the-market offering program and Shareowner Direct Plan issuances		197					197
Equity-based compensation plans and other		4			1		5
Other comprehensive income, net of tax				2			2
Ending balance	2	2,046	2,546	2	(10)	200	4,786
2019:
Net income attributable to Alliant Energy common shareowners			557				557
Common stock dividends ($1.42 per share)			(337)				(337)
Equity forward settlements and Shareowner Direct Plan issuances		390					390
Equity-based compensation plans and other		10					10
Other comprehensive loss, net of tax				(1)			(1)
Ending balance	2	2,446	2,766	1	(10)	200	5,405
2020:
Net income attributable to Alliant Energy common shareowners			614				614
Common stock dividends ($1.52 per share)			(377)				(377)
Equity forward settlements and Shareowner Direct Plan issuances		247					247
Equity-based compensation plans and other		11			(1)		10
Adoption of new accounting standard, net of tax (refer to Note 1(o))			(9)				(9)
Other comprehensive loss, net of tax				(2)			(2)
Ending balance	$2	$2,704	$2,994	($1)	($11)	$200	$5,888

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Interstate Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Iowa (collectively, the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2020, the Company had a recorded consolidated regulatory assets balance of $1,483 million and regulatory liabilities balance of $676 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the evaluation of regulatory assets and liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information issued by the regulatory agencies that pertain to the Company as well as to other relevant public utilities. We evaluated the external information and assessed whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We obtained representation letters from management and evaluated such letters to assess whether information was present that would be relevant to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 19, 2021

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Electric utility	$1,695	$1,781	$1,731
Gas utility	208	264	266
Steam and other	44	44	45
Total revenues	1,947	2,089	2,042
Operating expenses:
Electric production fuel and purchased power	352	435	469
Electric transmission service	298	340	353
Cost of gas sold	99	120	129
Other operation and maintenance	375	404	403
Depreciation and amortization	356	327	283
Taxes other than income taxes	57	60	54
Total operating expenses	1,537	1,686	1,691
Operating income	410	403	351
Other (income) and deductions:
Interest expense	139	127	119
Allowance for funds used during construction	(24)	(50)	(42)
Other	8	8	3
Total other (income) and deductions	123	85	80
Income before income taxes	287	318	271
Income tax expense (benefit)	(47)	24	(3)
Net income	334	294	274
Preferred dividend requirements	10	10	10
Net income available for common stock	$324	$284	$264
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50	$9
Accounts receivable, less allowance for expected credit losses	210	203
Income tax refunds receivable	26	11
Production fuel, at weighted average cost	48	47
Gas stored underground, at weighted average cost	20	22
Materials and supplies, at weighted average cost	63	55
Regulatory assets	52	44
Other	27	18
Total current assets	496	409
Property, plant and equipment, net	7,889	7,481
Other assets:
Regulatory assets	1,431	1,356
Deferred charges and other	33	31
Total other assets	1,464	1,387
Total assets	$9,849	$9,277

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$200
Accounts payable	162	207
Accounts payable to associated companies	45	39
Regulatory liabilities	103	116
Accrued taxes	54	63
Accrued interest	34	37
Other	49	168
Total current liabilities	447	830
Long-term debt, net (excluding current portion)	3,345	2,947
Other liabilities:
Deferred tax liabilities	1,035	1,008
Regulatory liabilities	573	599
Pension and other benefit obligations	186	168
Other	299	253
Total other liabilities	2,093	2,028
Commitments and contingencies (Note 17)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,752	2,348
Retained earnings	979	891
Total Interstate Power and Light Company common equity	3,764	3,272
Cumulative preferred stock	200	200
Total equity	3,964	3,472
Total liabilities and equity	$9,849	$9,277

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from (used for) operating activities:
Net income	$334	$294	$274
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	356	327	283
Deferred tax expense (benefit) and tax credits	(52)	15	2
Equity component of allowance for funds used during construction	(17)	(35)	(29)
Other	12	1	4
Other changes in assets and liabilities:
Accounts receivable	(466)	(467)	(494)
Regulatory assets	(93)	(11)	(20)
Accounts payable	6	(21)	(25)
Regulatory liabilities	(20)	2	1
Deferred income taxes	79	35	44
DAEC PPA amendment buyout payment	(110)	—	—
Other	(35)	33	(45)
Net cash flows from (used for) operating activities	(6)	173	(5)
Cash flows used for investing activities:
Construction and acquisition expenditures	(687)	(1,020)	(991)
Cash receipts on sold receivables	458	413	605
Other	(72)	(60)	(44)
Net cash flows used for investing activities	(301)	(667)	(430)
Cash flows from financing activities:
Common stock dividends	(236)	(168)	(168)
Capital contributions from parent	404	125	425
Proceeds from issuance of long-term debt	400	600	500
Payments to retire long-term debt	(200)	—	(350)
Net change in commercial paper	—	(50)	50
Other	(20)	(16)	(17)
Net cash flows from financing activities	348	491	440
Net increase (decrease) in cash, cash equivalents and restricted cash	41	(3)	5
Cash, cash equivalents and restricted cash at beginning of period	9	12	7
Cash, cash equivalents and restricted cash at end of period	$50	$9	$12
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($141)	($122)	($120)
Income taxes, net	($18)	$7	($24)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$73	$112	$187
Beneficial interest obtained in exchange for securitized accounts receivable	$188	$188	$119

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
	(in millions)
2018:
Beginning balance	$33	$1,798	$679	$200	$2,710
Net income available for common stock			264		264
Common stock dividends			(168)		(168)
Capital contributions from parent		425			425
Ending balance	33	2,223	775	200	3,231
2019:
Net income available for common stock			284		284
Common stock dividends			(168)		(168)
Capital contributions from parent		125			125
Ending balance	33	2,348	891	200	3,472
2020:
Net income available for common stock			324		324
Common stock dividends			(236)		(236)
Capital contributions from parent		404			404
Ending balance	$33	$2,752	$979	$200	$3,964

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Wisconsin Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Wisconsin (collectively, the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2020, the Company had a recorded consolidated regulatory assets balance of $527 million and regulatory liabilities balance of $630 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the evaluation of regulatory assets and liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information issued by the regulatory agencies that pertain to the Company as well as to other relevant public utilities. We evaluated the external information and assessed whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We obtained representation letters from management and evaluated such letters to assess whether information was present that would be relevant to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 19, 2021

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Electric utility	$1,225	$1,283	$1,269
Gas utility	165	191	181
Other	5	2	3
Total revenues	1,395	1,476	1,453
Operating expenses:
Electric production fuel and purchased power	300	342	386
Electric transmission service	151	141	143
Cost of gas sold	83	102	103
Other operation and maintenance	254	261	242
Depreciation and amortization	254	236	219
Taxes other than income taxes	47	47	47
Total operating expenses	1,089	1,129	1,140
Operating income	306	347	313
Other (income) and deductions:
Interest expense	104	102	98
Allowance for funds used during construction	(31)	(43)	(34)
Other	3	6	5
Total other (income) and deductions	76	65	69
Income before income taxes	230	282	244
Income tax expense (benefit)	(19)	49	36
Net income	$249	$233	$208
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Accounts receivable, less allowance for expected credit losses	192	191
Production fuel, at weighted average cost	18	31
Gas stored underground, at weighted average cost	26	27
Materials and supplies, at weighted average cost	40	43
Regulatory assets	29	43
Prepaid gross receipts tax	42	42
Other	12	62
Total current assets	362	443
Property, plant and equipment, net	6,022	5,638
Other assets:
Regulatory assets	498	402
Deferred charges and other	30	24
Total other assets	528	426
Total assets	$6,912	$6,507

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150
Commercial paper	257	168
Accounts payable	154	160
Accounts payable to associated companies	35	42
Regulatory liabilities	146	96
Other	82	74
Total current liabilities	674	690
Long-term debt, net (excluding current portion)	2,130	1,783
Other liabilities:
Deferred tax liabilities	702	626
Regulatory liabilities	484	613
Finance lease obligations - Sheboygan Falls Energy Facility	42	51
Pension and other benefit obligations	222	211
Other	180	169
Total other liabilities	1,630	1,670
Commitments and contingencies (Note 17)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,459	1,434
Retained earnings	953	864
Total Wisconsin Power and Light Company common equity	2,478	2,364
Total liabilities and equity	$6,912	$6,507

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$249	$233	$208
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	254	236	219
Deferred tax expense (benefit) and tax credits	(15)	24	50
Other	2	(12)	(17)
Other changes in assets and liabilities:
Regulatory liabilities	(93)	(42)	1
Deferred income taxes	90	20	9
Other	(21)	(36)	(13)
Net cash flows from operating activities	466	423	457
Cash flows used for investing activities:
Construction and acquisition expenditures	(606)	(519)	(578)
Other	(7)	(38)	(30)
Net cash flows used for investing activities	(613)	(557)	(608)
Cash flows from financing activities:
Common stock dividends	(160)	(144)	(140)
Capital contribution from parent	25	125	200
Proceeds from issuance of long-term debt	350	350	—
Payments to retire long-term debt	(150)	(250)	—
Net change in commercial paper	89	63	81
Other	(8)	(15)	(5)
Net cash flows from financing activities	146	129	136
Net decrease in cash, cash equivalents and restricted cash	(1)	(5)	(15)
Cash, cash equivalents and restricted cash at beginning of period	4	9	24
Cash, cash equivalents and restricted cash at end of period	$3	$4	$9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($102)	($103)	($98)
Income taxes, net	$13	($29)	$14
Significant non-cash investing and financing activities:
Accrued capital expenditures	$55	$82	$102

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2018:
Beginning balance	$66	$1,109	$707	$1,882
Net income			208	208
Common stock dividends			(140)	(140)
Capital contributions from parent		200		200
Ending balance	66	1,309	775	2,150
2019:
Net income			233	233
Common stock dividends			(144)	(144)
Capital contributions from parent		125		125
Ending balance	66	1,434	864	2,364
2020:
Net income			249	249
Common stock dividends			(160)	(160)
Capital contributions from parent		25		25
Ending balance	$66	$1,459	$953	$2,478

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

AEF is comprised of Travero (formerly known as Transportation), ATI, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Travero includes a short-line rail freight service in Iowa; a barge, rail and truck freight terminal on the Mississippi River; and freight brokerage and logistics management services. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

In March 2020, COVID-19 was declared a global pandemic, which has resulted in widespread travel restrictions, closures of commercial spaces and industrial facilities, and more people working from home in Alliant Energy’s service territories. For 2020, Alliant Energy, IPL and WPL considered the impact of COVID-19 on their overall business operations, financial condition, results of operations and cash flows, along with assumptions and estimates used. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy, IPL and WPL have experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. The degree to which the COVID-19 pandemic may impact Alliant Energy, IPL and WPL in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities.

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

NOTE 1(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-

making process in different periods than for non-utility entities. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Amounts recorded as regulatory assets or regulatory liabilities are generally recognized in the income statements at the time they are reflected in rates.

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

Investment tax credits are deferred and amortized to income over the average lives of the related property. Federal Tax Reform repealed corporate federal alternative minimum tax and allowed unutilized alternative minimum tax credits to be refunded over four tax years beginning with the U.S. federal tax return for calendar year 2018. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, Alliant Energy received the remaining alternative minimum tax credits refunds in 2020. Other tax credits reduce income tax expense in the year claimed.

Alliant Energy files a consolidated federal income tax return and a combined return in Wisconsin, which include Alliant Energy and its subsidiaries. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2020, 2019 and 2018.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2020, Alliant Energy’s and IPL’s cash and cash equivalents included $44 million and $44 million of money market fund investments, with interest rates of 0.04% and 0.04%, respectively. At December 31, 2020 and 2019, restricted cash primarily related to requirements in Sheboygan Power, LLC’s debt agreement.

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

	IPL			WPL
	2020	2019	2018	2020	2019	2018
Electric - generation	3.5%	3.8%	3.6%	3.5%	3.6%	3.6%
Electric - distribution	2.8%	2.9%	2.8%	2.6%	2.6%	2.6%
Electric - other	5.2%	5.3%	4.7%	6.1%	5.8%	5.7%
Gas	3.3%	3.3%	3.2%	2.4%	2.5%	2.5%
Other	6.3%	5.9%	5.2%	5.9%	5.6%	5.8%

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

	2020	2019	2018
IPL (Wind generation CWIP)	7.1%	7.4%	7.5%
IPL (other CWIP)	7.2%	7.5%	7.5%
WPL (retail jurisdiction)	7.0%	6.8%	7.7%
WPL (wholesale jurisdiction)	6.3%	6.9%	7.2%

In accordance with their respective regulatory commission decisions, IPL applies its AFUDC rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its then most recent rate order, including West Riverside.

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

NOTE 1(f) Revenue Recognition -
Utility - Revenues from Alliant Energy’s utility business are primarily from electric and gas sales to customers. Utility revenues are recognized over time as services are rendered or commodities are delivered to customers, and include billed and unbilled components. The billed component is based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period and represents the fair value of the services provided or commodities delivered. The unbilled component is estimated and recorded at the end of each reporting period based on estimated amounts of energy delivered to customers since the end of each customer’s last billing period. The unbilled component is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates.

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2020, the related amounts accrued for IPL and WPL were not material.

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

Non-utility - Revenues from Alliant Energy’s non-utility businesses are primarily from its Travero business and are recognized over time as services are rendered to customers.

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

IPL Retail - Electric transmission service expense is recovered from IPL’s retail electric customers through a transmission cost rider. This cost recovery mechanism provides for periodic adjustments to electric rates charged to retail electric customers for changes in electric transmission service expense. Changes in the under-/over-collection of these costs are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers.

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

Energy Efficiency Costs - Costs incurred to fund energy efficiency programs and initiatives that help customers reduce their energy usage are charged to “Other operation and maintenance” in the income statements. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers through energy efficiency and demand response cost recovery factor tariffs, which are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliations of any under-/over-collection of energy efficiency costs from prior periods are also addressed in WPL’s periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs for IPL and WPL are recognized in “Other operation and maintenance” in the income statements. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Renewable Energy Rider - Effective with the implementation of final rates covering the 2020 forward-looking Test Period, IPL recovers a return of, as well as earn a return on, its new wind generation placed in service in 2019 and 2020 from its retail electric customers through a renewable energy rider. Other applicable costs and tax benefits associated with the new wind generation, excluding operation and maintenance expenses, are also included in the rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs and tax benefits. Changes in the under-/over-collection of these costs are recognized in “Electric utility revenue” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs for IPL are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers.

NOTE 1(h) Financial Instruments - Financial instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the balance sheets. Certain commodity purchase and sales contracts qualified for and were designated under the normal purchase and sale exception, and were accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on derivative instruments. Refer to Notes 15, 16 and 17(f) for further discussion of derivatives and related credit risk.

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

NOTE 1(j) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period the ARO expenditures are recovered from IPL’s customers. WPL’s regulatory assets related to AROs are recovered as a component of depreciation rates pursuant to PSCW and FERC orders. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-utility operations are recorded to depreciation and amortization expenses in Alliant Energy’s income statements. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets.

NOTE 1(k) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are presented on the balance sheets as a direct adjustment to the carrying amount of the related debt liability, and are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-utility businesses and Corporate Services record to interest expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

NOTE 1(l) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as impacts related to COVID-19, the derecho windstorm and related regulatory actions, and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts.

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

NOTE 1(o) New Accounting Standards -
Credit Losses - In 2016, the Financial Accounting Standards Board issued an accounting standard requiring use of a current expected credit loss model rather than an incurred loss method, which is intended to result in more timely recognition of credit losses on trade receivables, certain other assets and off-balance sheet credit exposures. Alliant Energy, IPL and WPL adopted this standard on January 1, 2020 using a modified retrospective method of adoption, which required cumulative effect adjustments to retained earnings on January 1, 2020. IPL and WPL did not record a cumulative effect adjustment to retained earnings and Alliant Energy recorded a pre-tax $12 million (after-tax $9 million) cumulative effect adjustment to decrease retained earnings related to Alliant Energy’s guarantees in the partnership obligations of an affiliate of Whiting Petroleum (refer to Note 17(d) for further discussion). This adjustment is included in “Adoption of new accounting standard” in Alliant Energy’s equity statement for 2020.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2020 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Tax-related	$890	$818	$843	$777	$47	$41
Pension and OPEB costs	580	524	291	263	289	261
AROs	119	112	81	76	38	36
Assets retired early	113	134	77	88	36	46
IPL’s DAEC PPA amendment	110	108	110	108	—	—
WPL’s Western Wisconsin gas distribution expansion investments	55	—	—	—	55	—
Derivatives	26	39	13	18	13	21
Other	117	110	68	70	49	40
	$2,010	$1,845	$1,483	$1,400	$527	$445

At December 31, 2020, IPL and WPL had $81 million and $11 million, respectively, of regulatory assets that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of retired analog electric meters, emission allowances, clean air compliance projects and debt redemption costs. WPL’s regulatory assets that were not earning a return consisted primarily of costs for future expansion projects and environmental-related costs. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

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

Assets retired early - IPL and WPL have retired various natural gas- and coal-fired EGUs, and IPL has retired certain analog electric meters. As a result, the remaining net book value of these assets was reclassified from property, plant and equipment to a regulatory asset on their respective balance sheets. Details regarding the recovery of the remaining net book value of these assets from IPL’s and WPL’s customers are as follows (dollars in millions):

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2020	Recovery	Regulatory Approval
IPL	Sutherland Units 1 and 3	2017	$23	Return of and return on remaining net book value through 2027	IUB and FERC
IPL	M.L. Kapp Unit 2	2018	21	Return of and return on remaining net book value through 2029	IUB and FERC
IPL	Analog electric meters	2019	33	Return of remaining net book value through 2028	IUB and FERC
WPL	Nelson Dewey Units 1 and 2 and Edgewater Unit 3	2015	13	Return of and return on remaining net book value through 2022	PSCW and FERC
WPL	Edgewater Unit 4	2018	23	Return of and return on remaining net book value through 2028	PSCW and FERC

IPL’s DAEC PPA Amendment - In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The payment was recorded as a reduction to “Other current liabilities” on Alliant Energy’s and IPL’s balance sheets and was included in “DAEC PPA amendment buyout payment” in Alliant Energy’s and IPL’s cash flows used for operating activities in 2020. The buyout payment, including a return on, will be recovered from IPL’s retail and wholesale customers from 2021 through the end of 2025.

WPL’s Western Wisconsin gas distribution expansion investments - WPL made contributions in aid of construction to a third party for investments as part of its Western Wisconsin gas distribution expansion project. Pursuant to authorization by the PSCW, Alliant Energy and WPL have recorded a regulatory asset for these costs, and are authorized by the PSCW to recover these amounts from WPL’s retail gas customers in base rates beginning in 2021.

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

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Tax-related	$732	$836	$331	$351	$401	$485
Cost of removal obligations	367	388	238	257	129	131
Electric transmission cost recovery	68	88	39	51	29	37
WPL’s West Riverside liquidated damages	38	—	—	—	38	—
Derivatives	28	20	25	17	3	3
Other	73	92	43	39	30	53
	$1,306	$1,424	$676	$715	$630	$709

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities is not used to adjust revenue requirement calculations.

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

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the amounts collected in rates for these future removal costs and reduce the regulatory liability for amounts spent on removal activities. Cash payments related to cost of removal obligations are included in “Other” in cash flows used for investing activities.

Electric transmission cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s electric transmission cost recovery mechanisms. In 2020, pursuant to a June 2020 IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates, which resulted in a reduction in regulatory liabilities and a corresponding reduction to “Electric transmission service” expense in Alliant Energy’s and IPL’s income statements during 2020.

Refer to Note 17(g) for discussion of refunds received by IPL and WPL in 2020 related to MISO transmission owner return on equity complaints, which were recorded to regulatory liabilities in 2020.

WPL’s West Riverside liquidated damages - Pursuant to terms included in the related West Riverside construction procurement contracts, WPL reached agreement with the contractor on liquidated damages in 2020. A significant portion of the liquidated damages was settled by WPL offsetting amounts owed to the contractor that were previously withheld for payment, which were non-cash investing activities. In December 2020, the PSCW authorized WPL to record the liquidated damages as a regulatory liability, which is expected to be returned to WPL’s customers as determined in future regulatory proceedings.

Derecho Windstorm - In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration and rebuilding efforts in August 2020 and permanent repairs to the system will continue into 2021. IPL’s current estimate of the total cost of the windstorm is approximately $140 million, and as of December 31, 2020, approximately $135 million was recorded substantially to “Property, plant and equipment, net” on Alliant Energy’s and IPL’s balance sheets. In December 2020, IPL received approval from the IUB for utilization of a regulatory account to track certain incremental costs and benefits incurred resulting from the windstorm until IPL’s next rate proceeding. Tax benefits and the incremental operation and maintenance expenses resulting from the windstorm were deferred and recorded as a net regulatory liability of $7 million as of December 31, 2020, which is included in “Other” regulatory liabilities in the above table.

Rate Reviews -
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019. In October 2019, IPL reached a settlement agreement with certain intervenor groups for an annual retail electric base rate increase of $127 million. In January 2020, the IUB issued an order approving the settlement with final rates, which were effective February 26, 2020. The agreement includes both the recovery of and a return on IPL’s early retired EGUs, and the recovery of IPL’s retired analog electric meters. In addition, as discussed in Note 1(g), the net impact of certain costs and benefits resulting from IPL’s 1,000 MW expansion of wind generation in 2019 and 2020 is being recovered from its retail electric customers through the renewable energy rider. The agreement also includes IPL providing retail electric billing credits, which began in the third quarter of 2020 and will continue through June 2021, and in aggregate include $27 million of excess deferred tax benefits and $8 million from a partial refund of interim rates implemented in 2019.

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

WPL’s Retail Electric and Gas Rate Review (2019/2020 Forward-looking Test Period) - In December 2018, the PSCW issued an order approving WPL’s proposed settlement for its retail electric and gas rate review covering the 2019/2020 Test Period, which was based on a stipulated agreement between WPL and intervenor groups. Under the settlement, WPL retail electric and gas base rates did not change from then current levels through the end of 2020. In September 2020, pursuant to an August 2020 PSCW order, WPL refunded $12 million of 2019 fuel-related cost over-collections to its retail electric customers. In addition, WPL’s amortization of excess deferred taxes resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform was used to offset increases in WPL’s 2020 increased revenue requirements.

WPL’s Retail Fuel-related Rate Filing (2020 Forward-looking Test Period) - In December 2019, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 2%, effective January 1, 2020. The decrease primarily reflected a change in expected fuel-related costs in 2020.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Utility:
Electric plant:
Generation in service	$8,222	$7,625	$4,884	$4,432	$3,338	$3,193
Distribution in service	6,216	5,783	3,470	3,190	2,746	2,593
Other in service	536	457	358	299	178	158
Anticipated to be retired early (a)	1,269	—	459	—	810	—
Total electric plant	16,243	13,865	9,171	7,921	7,072	5,944
Gas plant in service	1,563	1,463	844	802	719	661
Other plant in service	534	520	354	345	180	175
Accumulated depreciation	(4,868)	(4,602)	(2,671)	(2,499)	(2,197)	(2,103)
Net plant	13,472	11,246	7,698	6,569	5,774	4,677
Leased Sheboygan Falls Energy Facility, net (b)	—	—	—	—	27	32
Construction work in progress	405	1,835	185	907	220	928
Other, net	7	6	6	5	1	1
Total utility	13,884	13,087	7,889	7,481	6,022	5,638
Non-utility and other:
Non-utility Generation, net (c)	79	83	—	—	—	—
Corporate Services and other, net (d)	373	357	—	—	—	—
Total non-utility and other	452	440	—	—	—	—
Total property, plant and equipment	$14,336	$13,527	$7,889	$7,481	$6,022	$5,638

(a)In 2020, IPL and WPL received approval from MISO to retire Lansing and Edgewater Unit 5, respectively, and currently anticipate retiring these EGUs by the end of 2022. Alliant Energy and IPL concluded that Lansing, and Alliant Energy and WPL concluded that Edgewater Unit 5, met the criteria to be considered probable of abandonment as of December 31, 2020. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGU from both its retail and wholesale customers.
(b)Less accumulated amortization of $95 million and $89 million for WPL as of December 31, 2020 and 2019, respectively. The leased Sheboygan Falls Energy Facility is eliminated from WPL upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(c)Less accumulated depreciation of $63 million and $59 million for Alliant Energy as of December 31, 2020 and 2019, respectively.
(d)Less accumulated depreciation of $210 million and $172 million for Alliant Energy as of December 31, 2020 and 2019, respectively.

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

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Equity	$39	$66	$51	$17	$35	$29	$22	$31	$22
Debt	16	27	25	7	15	13	9	12	12
	$55	$93	$76	$24	$50	$42	$31	$43	$34

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Other property, plant and equipment include Travero assets (a short-line railway in Iowa and a barge terminal on the Mississippi River). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2020 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$580	$195	$22
George Neal Unit 4	25.7%	192	96	2
George Neal Unit 3	28.0%	171	67	—
Louisa Unit 1	4.0%	39	22	—
		982	380	24
WPL
Columbia Units 1-2	53.5%	786	289	4
West Riverside	91.8%	686	12	13
Forward Wind Energy Center	42.6%	120	46	—
		1,592	347	17
Alliant Energy		$2,574	$727	$41

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Customer	$101	$92	$—	$—	$92	$84
Unbilled utility revenues	82	82	—	—	82	82
Deferred proceeds	188	188	188	188	—	—
Other	59	47	23	16	35	31
Allowance for expected credit losses	(18)	(7)	(1)	(1)	(17)	(6)
	$412	$402	$210	$203	$192	$191

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which it sells its receivables expires in March 2021. IPL currently expects to amend and extend the purchase commitment. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. IPL believes that the allowance for expected credit losses related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 16 for discussion of the fair value of deferred proceeds.

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. The limit on cash proceeds fluctuates between $90 million and $110 million. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. As of December 31, 2020, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2020	2019	2018	2020	2019	2018
Outstanding aggregate cash proceeds	$96	$108	$116	$9	$36	$53

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2020	2019
Customer accounts receivable	$114	$125
Unbilled utility revenues	92	95
Other receivables	—	1
Receivables sold to third party	206	221
Less: cash proceeds	1	27
Deferred proceeds	205	194
Less: allowance for expected credit losses	17	6
Fair value of deferred proceeds	$188	$188
Outstanding receivables past due	$27	$26

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2020	2019	2018
Collections	$2,025	$2,193	$2,077
Write-offs, net of recoveries	7	19	21

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2020	2020	2019	2020	2019	2018
ATC Holdings	16%, 20%	$331	$320	($47)	($45)	($38)
Non-utility wind farm in Oklahoma	50%	103	105	(8)	(5)	(16)
Other	Various	42	33	(6)	(3)	(1)
		$476	$458	($61)	($53)	($55)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2020	2019	2018
Revenues	$801	$783	$724
Operating income	376	359	325
Net income	343	340	217
As of December 31:
Current assets	121	139
Non-current assets	6,388	5,964
Current liabilities	317	507
Non-current liabilities	2,997	2,659
Noncontrolling interest	192	208

ATC Holdings - As of December 31, 2020, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America.

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

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2020	2019	2018
Shares outstanding, January 1	245,022,800	236,063,279	231,348,646
Equity forward agreements	4,275,127	8,358,973	—
At-the-market offering programs	—	—	4,171,013
Shareowner Direct Plan	472,283	501,808	576,965
Equity-based compensation plans	98,205	101,478	5,078
Other	—	(2,738)	(38,423)
Shares outstanding, December 31	249,868,415	245,022,800	236,063,279

At December 31, 2020, Alliant Energy had a total of 15 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

Equity Forward Agreements - In 2018, Alliant Energy entered into forward sale agreements with various counterparties in connection with a public offering of 8,358,973 shares of Alliant Energy common stock. In 2019, Alliant Energy settled $366 million under the forward sale agreements by delivering 8,358,973 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $43.75 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

In 2019, Alliant Energy entered into forward sale agreements with a counterparty in connection with a public offering of 4,275,127 shares of Alliant Energy common stock. In 2020, Alliant Energy settled $222 million under the forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

At-the-Market Offering Program - In 2018, Alliant Energy filed a prospectus supplement under which it could sell up to $175 million of its common stock through an at-the-market offering program. In 2018, Alliant Energy issued 4,171,013 shares of common stock through this program and received cash proceeds of $173 million, net of $2 million in commissions and fees. The 2018 at-the-market offering program has expired.

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

NOTE 8. PREFERRED STOCK
IPL is authorized to issue up to 16,000,000 shares of cumulative preferred stock in aggregate. Information related to the carrying value of IPL’s cumulative preferred stock at December 31 was as follows:

Series	Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	2020	2019
				(in millions)
5.1%	$25	8,000,000	8,000,000	$200	$200

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

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2020, the short-term borrowing capacity under a single credit facility agreement, which expires in August 2023, totaled $1 billion ($450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2020	2019	2020	2019	2020	2019
Amount outstanding	$389	$337	$—	$—	$257	$168
Weighted average interest rates	0.2%	1.9%	N/A	N/A	0.1%	1.8%
Available credit facility capacity	$611	$663	$250	$250	$43	$132

	Alliant Energy		IPL		WPL
For the year ended	2020	2019	2020	2019	2020	2019
Maximum amount outstanding (based on daily outstanding balances)	$495	$601	$8	$50	$266	$195
Average amount outstanding (based on daily outstanding balances)	$292	$453	$—	$—	$117	$93
Weighted average interest rates	0.7%	2.5%	0.5%	2.8%	0.7%	2.4%
NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2020			2019
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.25%, due 2024	$500	$500	$—	$500	$500	$—
3.4%, due 2025	250	250	—	250	250	—
5.5%, due 2025	50	50	—	50	50	—
4.1%, due 2028	500	500	—	500	500	—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030 (b)	400	400	—	—	—	—
6.45%, due 2033	100	100	—	100	100	—
6.3%, due 2034	125	125	—	125	125	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.65% (Retired in 2020)	—	—	—	200	200	—
	3,375	3,375	—	3,175	3,175	—
Debentures (a):
2.25%, due 2022	250	—	250	250	—	250
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050 (c)	350	—	350	—	—	—
4.6% (Retired in 2020)	—	—	—	150	—	150
	2,150	—	2,150	1,950	—	1,950
Other:
AEF term loan credit agreement through March 2022, 1% at December 31, 2020 (with Alliant Energy as guarantor) (d)	300	—	—	—	—	—
Corporate Services 3.45% senior notes, due 2022 (a)	75	—	—	75	—	—
AEF 3.75% senior notes, due 2023 (with Alliant Energy as guarantor) (a)	400	—	—	400	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)(e)	200	—	—	—	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2021 to 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	31	—	—	38	—	—
AEF term loan credit agreement, 2% at December 31, 2019 (with Alliant Energy as guarantor) (Retired in 2020)	—	—	—	300	—	—
Other, 1% at December 31, 2020, due 2021 to 2025	2	—	—	2	—	—
	1,308	—	—	1,115	—	—
Subtotal	6,833	3,375	2,150	6,240	3,175	1,950
Current maturities	(8)	—	—	(657)	(200)	(150)
Unamortized debt issuance costs	(41)	(22)	(14)	(37)	(21)	(11)
Unamortized debt (discount) and premium, net	(15)	(8)	(6)	(13)	(7)	(6)
Long-term debt, net (f)	$6,769	$3,345	$2,130	$5,533	$2,947	$1,783

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.

(b)In June 2020, IPL issued $400 million of 2.3% senior debentures due 2030. The net proceeds from the issuance were used by IPL to retire its $200 million 3.65% senior debentures that would have matured in September 2020 and for general corporate purposes.
(c)In April 2020, WPL issued $350 million of 3.65% debentures due 2050. The net proceeds from the issuance were used by WPL to reduce borrowings under the single credit facility and for general corporate purposes.
(d)In March 2020, AEF entered into a $300 million variable-rate term loan credit agreement and used the borrowings under this agreement to retire its $300 million variable-rate term loan credit agreement that would have expired in April 2020.
(e)In November 2020, AEF issued $200 million of 1.4% senior notes due 2026. The net proceeds from the issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.
(f)There were no significant sinking fund requirements related to the outstanding long-term debt.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2020, long-term debt maturities for 2021 through 2025 were as follows (in millions):

	2021	2022	2023	2024	2025
IPL	$—	$—	$—	$500	$300
WPL	—	250	—	—	—
Corporate Services	—	75	—	—	—
AEF	8	308	408	9	—
Alliant Energy	$8	$633	$408	$509	$300

Fair Value of Long-term Debt - Refer to Note 16 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. At December 31, operating lease details are as follows (dollars in millions):

	2020			2019
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$15	$9	$6	$16	$10	$6
Other current liabilities	$2	$1	$1	$2	$1	$1
Other liabilities	13	8	5	14	9	5
Total operating lease liabilities	$15	$9	$6	$16	$10	$6
Weighted average remaining lease term	10 years	11 years	9 years	11 years	12 years	10 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

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

	December 31, 2020	December 31, 2019
Property, plant and equipment, net	$27	$32
Other current liabilities	$9	$9
Finance lease obligations - Sheboygan Falls Energy Facility	42	51
Total finance lease liabilities	$51	$60
Remaining lease term	4 years	5 years
Discount rate	11%	11%

	2020	2019
Depreciation expense	$6	$6
Interest expense	6	7
Total finance lease expense	$12	$13

Expected Maturities - As of December 31, 2020, expected maturities of lease liabilities were as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$2	$2	$2	$2	$2	$8	$18	$3	$15
IPL	1	1	1	1	1	6	11	2	9
WPL	1	1	1	1	1	2	7	1	6
WPL’s Finance Lease:
Sheboygan Falls Energy Facility	15	15	15	15	5	—	65	14	51

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

Revenues from Alliant Energy’s non-utility business customers are primarily from its Travero business, which includes a short-line rail freight service in Iowa; a barge, rail and truck freight terminal on the Mississippi River; and freight brokerage and logistics management services.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Electric Utility:
Retail - residential	$1,093	$1,092	$1,063	$602	$601	$590	$491	$491	$473
Retail - commercial	718	770	736	474	510	487	244	260	249
Retail - industrial	841	889	889	488	504	501	353	385	388
Wholesale	168	177	188	57	64	71	111	113	117
Bulk power and other	100	136	124	74	102	82	26	34	42
Total Electric Utility	2,920	3,064	3,000	1,695	1,781	1,731	1,225	1,283	1,269
Gas Utility:
Retail - residential	214	259	254	116	149	152	98	110	102
Retail - commercial	107	133	133	59	75	76	48	58	57
Retail - industrial	12	16	15	8	12	10	4	4	5
Transportation/other	40	47	45	25	28	28	15	19	17
Total Gas Utility	373	455	447	208	264	266	165	191	181
Other Utility:
Steam	36	37	35	36	37	35	—	—	—
Other utility	13	9	13	8	7	10	5	2	3
Total Other Utility	49	46	48	44	44	45	5	2	3
Non-Utility and Other:
Travero and other	74	83	39	—	—	—	—	—	—
Total Non-Utility and Other	74	83	39	—	—	—	—	—	—
Total revenues	$3,416	$3,648	$3,534	$1,947	$2,089	$2,042	$1,395	$1,476	$1,453

NOTE 12. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Current tax expense (benefit):
Federal	$1	($7)	($1)	$6	($11)	$15	($11)	$12	($9)
State	8	24	(5)	(1)	24	(7)	7	13	(5)
IPL’s tax benefit riders	—	(4)	(13)	—	(4)	(13)	—	—	—
Deferred tax expense (benefit):
Federal	22	70	68	30	26	10	(9)	31	44
State	8	42	30	(2)	31	7	10	6	22
Production tax credits	(95)	(55)	(30)	(80)	(42)	(14)	(15)	(13)	(15)
Investment tax credits	(1)	(1)	(1)	—	—	(1)	(1)	—	(1)
	($57)	$69	$48	($47)	$24	($3)	($19)	$49	$36

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Statutory federal income tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
State income taxes, net of federal benefits	2	7	7	(1)	8	8	6	6	6
Production tax credits	(17)	(9)	(5)	(28)	(13)	(5)	(7)	(5)	(7)
Amortization of excess deferred taxes (Refer to Note 2)	(13)	(1)	(1)	(5)	—	—	(26)	(2)	—
Effect of rate-making on property-related differences	(3)	(6)	(8)	(4)	(10)	(14)	(2)	(3)	(2)
Adjustment for prior period taxes	1	1	(2)	1	3	(5)	—	—	—
IPL’s tax benefit riders	—	(1)	(2)	—	(1)	(5)	—	—	—
Federal Tax Reform adjustments	—	—	(1)	—	—	—	—	—	(2)
Other items, net	(1)	(1)	(1)	—	—	(1)	—	—	(1)
Overall income tax rate	(10%)	11%	8%	(16%)	8%	(1%)	(8%)	17%	15%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Deferred tax liabilities:
Property	$2,232	$2,022	$1,312	$1,184	$854	$770
ATC Holdings	116	111	—	—	—	—
Other	101	84	83	76	41	32
Total deferred tax liabilities	2,449	2,217	1,395	1,260	895	802
Deferred tax assets:
Federal credit carryforwards	454	355	258	175	175	160
Net operating losses carryforwards - federal	77	60	71	56	1	1
Net operating losses carryforwards - state	37	37	1	1	—	—
Other	73	61	30	20	18	16
Subtotal deferred tax assets	641	513	360	252	194	177
Valuation allowances	(6)	(10)	—	—	(1)	(1)
Total deferred tax assets	635	503	360	252	193	176
Total deferred tax liabilities, net	$1,814	$1,714	$1,035	$1,008	$702	$626

Carryforwards - At December 31, 2020, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$366	$339	$3
State net operating losses	2021-2040	622	10	2
Federal tax credits	2022-2040	454	258	175

Valuation Allowances - Alliant Energy currently expects its federal net operating losses carryforwards will not be fully utilized until 2023. Because taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards, Alliant Energy currently does not expect to utilize 2002 vintage federal credit carryforwards prior to their expiration in 2022, resulting in valuation allowances that remain as of December 31, 2020. Alliant Energy currently expects to be able to utilize 2003 vintage federal credit carryforwards prior to their expiration in 2023, and as a result, in 2020, Alliant Energy reversed $4 million of previously recorded valuation allowances related to these federal credit carryforwards.

Uncertain Tax Positions - At December 31, 2020, 2019 and 2018, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2020, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2017	-	2019
Consolidated Iowa income tax returns (b)	2017	-	2019
Wisconsin combined tax returns (c)	2016	-	2019

(a)The 2017 federal tax return is effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
(b)The statute of limitations for these Iowa tax returns expires three years from each filing date.
(c)The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

Federal Tax Reform Adjustments - In 2018, additional rules were issued related to Federal Tax Reform, including clarifications of the treatment of bonus depreciation deductions, which impacted the federal income tax return for the calendar year 2017. As a result of these clarifying rules, Alliant Energy, IPL and WPL recorded tax benefits of $6 million, $1 million and $5 million, respectively, in 2018.

Iowa Tax Reform - In 2018, Iowa tax reform was enacted, resulting in a reduction in the Iowa income tax rate from 12% to 9.8%, effective January 1, 2021, and the elimination of the deduction for federal income taxes, effective January 1, 2022, for taxes related to 2020 and prior.

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

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2020			2019			2018			2020	2019	2018
Discount rate for benefit obligations	2.57%			3.48%			4.34%			2.31%	3.40%	4.24%
Discount rate for net periodic cost	3.48%			4.34%			3.66%			3.40%	4.24%	3.53%
Expected rate of return on plan assets	7.10%			7.60%			7.60%			4.50%	5.44%	5.44%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	4.76%			5.52%			5.04%			N/A	N/A	N/A
Rate of compensation increase	3.65%	-	4.50%	3.65%	-	4.50%	3.65%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2020	2019	2018	2020	2019	2018
Discount rate for benefit obligations	2.61%	3.51%	4.35%	2.28%	3.39%	4.23%
Discount rate for net periodic cost	3.51%	4.35%	3.68%	3.39%	4.23%	3.51%
Expected rate of return on plan assets	7.10%	7.60%	7.60%	4.50%	5.60%	5.60%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2020	2019	2018	2020	2019	2018
Discount rate for benefit obligations	2.64%	3.50%	4.35%	2.27%	3.39%	4.23%
Discount rate for net periodic cost	3.50%	4.35%	3.69%	3.39%	4.23%	3.51%
Expected rate of return on plan assets	7.10%	7.60%	7.60%	3.28%	3.81%	3.84%
Rate of compensation increase	3.65%	3.65%	3.65%	N/A	N/A	N/A

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

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption utilizes base mortality tables that were released in 2019 by the Society of Actuaries and mortality projection tables that were released in 2020 by the Society of Actuaries.

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2020	2019	2018	2020	2019	2018
Service cost	$11	$10	$12	$3	$3	$4
Interest cost	43	50	47	7	9	8
Expected return on plan assets (a)	(70)	(60)	(69)	(5)	(5)	(6)
Amortization of prior service credit (b)	—	(1)	(1)	—	—	—
Amortization of actuarial loss (c)	34	36	35	3	3	3
Settlement losses (d)	12	—	—	—	—	—
	$30	$35	$24	$8	$10	$9

IPL	Defined Benefit Pension Plans			OPEB Plans
	2020	2019	2018	2020	2019	2018
Service cost	$7	$6	$7	$1	$1	$2
Interest cost	20	23	21	3	3	3
Expected return on plan assets (a)	(33)	(28)	(32)	(4)	(4)	(4)
Amortization of actuarial loss (c)	15	15	15	1	2	1
Settlement losses (d)	7	—	—	—	—	—
	$16	$16	$11	$1	$2	$2

WPL	Defined Benefit Pension Plans			OPEB Plans
	2020	2019	2018	2020	2019	2018
Service cost	$4	$3	$4	$2	$1	$2
Interest cost	19	21	20	3	3	3
Expected return on plan assets (a)	(31)	(26)	(30)	(1)	(1)	(1)
Amortization of prior service credit (b)	—	—	—	(1)	—	—
Amortization of actuarial loss (c)	16	18	17	2	2	2
	$8	$16	$11	$5	$5	$6

(a)The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.
(b)Unrecognized prior service credits for the OPEB plans are amortized over the average future service period to full eligibility of the participants of each plan.
(c)Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Alliant Energy Cash Balance Pension Plan where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits.
(d)Settlement losses related to payments made to retired executives of Alliant Energy and lump sum payments related to IPL’s qualified defined benefit pension plan.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2020	2019	2020	2019
Change in benefit obligation:
Net benefit obligation at January 1	$1,280	$1,175	$214	$206
Service cost	11	10	3	3
Interest cost	43	50	7	9
Plan participants’ contributions	—	—	4	3
Actuarial loss	132	124	18	14
Gross benefits paid	(115)	(79)	(19)	(21)
Net benefit obligation at December 31	1,351	1,280	227	214
Change in plan assets:
Fair value of plan assets at January 1	931	809	105	99
Actual return on plan assets	108	168	11	15
Employer contributions	60	33	7	9
Plan participants’ contributions	—	—	4	3
Gross benefits paid	(115)	(79)	(19)	(21)
Fair value of plan assets at December 31	984	931	108	105
Under funded status at December 31	($367)	($349)	($119)	($109)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2020	2019	2020	2019
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$8	$10
Current liabilities	(2)	(14)	(8)	(8)
Pension and other benefit obligations	(365)	(335)	(119)	(111)
Net amounts recognized at December 31	($367)	($349)	($119)	($109)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$533	$485	$54	$45
Prior service credit	(5)	(5)	(1)	(1)
	$528	$480	$53	$44

	Defined Benefit Pension Plans		OPEB Plans
IPL	2020	2019	2020	2019
Change in benefit obligation:
Net benefit obligation at January 1	$581	$534	$86	$83
Service cost	7	6	1	1
Interest cost	20	23	3	3
Plan participants’ contributions	—	—	1	1
Actuarial loss	60	56	8	6
Gross benefits paid	(53)	(38)	(8)	(8)
Net benefit obligation at December 31	615	581	91	86
Change in plan assets:
Fair value of plan assets at January 1	436	378	72	67
Actual return on plan assets	51	79	7	10
Employer contributions	19	17	2	2
Plan participants’ contributions	—	—	1	1
Gross benefits paid	(53)	(38)	(8)	(8)
Fair value of plan assets at December 31	453	436	74	72
Under funded status at December 31	($162)	($145)	($17)	($14)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2020	2019	2020	2019
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$4	$7
Current liabilities	(1)	(1)	(2)	(2)
Pension and other benefit obligations	(161)	(144)	(19)	(19)
Net amounts recognized at December 31	($162)	($145)	($17)	($14)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$228	$208	$20	$17
Prior service credit	(1)	(1)	—	—
	$227	$207	$20	$17

	Defined Benefit Pension Plans		OPEB Plans
WPL	2020	2019	2020	2019
Change in benefit obligation:
Net benefit obligation at January 1	$550	$507	$85	$83
Service cost	4	3	2	1
Interest cost	19	21	3	3
Plan participants’ contributions	—	—	2	2
Actuarial loss	55	54	5	5
Gross benefits paid	(40)	(35)	(8)	(9)
Net benefit obligation at December 31	588	550	89	85
Change in plan assets:
Fair value of plan assets at January 1	406	352	17	17
Actual return on plan assets	48	73	2	1
Employer contributions	22	16	5	6
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(40)	(35)	(8)	(9)
Fair value of plan assets at December 31	436	406	18	17
Under funded status at December 31	($152)	($144)	($71)	($68)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2020	2019	2020	2019
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3	$3
Current liabilities	—	—	(6)	(6)
Pension and other benefit obligations	(152)	(144)	(68)	(65)
Net amounts recognized at December 31	($152)	($144)	($71)	($68)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$233	$212	$25	$22
Prior service credit	(1)	(1)	(1)	(1)
	$232	$211	$24	$21

Actuarial losses related to benefit obligations in 2020 for defined benefit pension and OPEB plans were primarily due to decreases in the discount rates, partially offset by the impact of updated mortality projection tables. Actuarial losses related to benefit obligations in 2019 for defined benefit pension and OPEB plans were primarily due to decreases in the discount rates and experience losses, partially offset by the impact of the updated base mortality table.

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2020	2019	2020	2019
Accumulated benefit obligations	$1,305	$1,234	$227	$214
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,305	1,234	227	214
Fair value of plan assets	984	931	108	105
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,351	1,280	N/A	N/A
Fair value of plan assets	984	931	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2020	2019	2020	2019
Accumulated benefit obligations	$589	$558	$91	$86
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	589	558	91	86
Fair value of plan assets	453	436	74	72
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	615	581	N/A	N/A
Fair value of plan assets	453	436	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2020	2019	2020	2019
Accumulated benefit obligations	$573	$536	$89	$85
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	573	536	89	85
Fair value of plan assets	436	406	18	17
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	588	550	N/A	N/A
Fair value of plan assets	436	406	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2020	2019	2020	2019
Regulatory assets	$44	$39	$34	$29

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2021 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$39	$17	$18
OPEB plans	8	2	6

(a)Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans. In addition, IPL and WPL amounts reflect funding for their non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2021	2022	2023	2024	2025	2026 - 2030
Defined benefit pension benefits	$76	$78	$79	$79	$80	$398
OPEB	18	18	17	17	17	74
	$94	$96	$96	$96	$97	$472

IPL	2021	2022	2023	2024	2025	2026 - 2030
Defined benefit pension benefits	$38	$38	$39	$38	$38	$181
OPEB	7	7	7	7	7	29
	$45	$45	$46	$45	$45	$210

WPL	2021	2022	2023	2024	2025	2026 - 2030
Defined benefit pension benefits	$32	$32	$32	$33	$33	$162
OPEB	7	7	7	7	6	29
	$39	$39	$39	$40	$39	$191

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

Defined Benefit Pension Plan Assets - The asset mix of defined benefit pension plans is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investments include, but are not limited to, direct ownership of real estate, oil and gas limited partnerships, securities of the managers’ firms or affiliate firms, and Alliant Energy securities. At December 31, 2020, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	5%
Equity securities - U.S.	11%	-	41%	26%
Equity securities - international	14%	-	34%	23%
Global asset securities	5%	-	15%	9%
Risk parity securities	5%	-	15%	9%
Fixed income securities	20%	-	40%	28%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment strategy of the Corporate Services 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. At December 31, 2020, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Equity securities - U.S.	0%	-	46%	25%
Equity securities - international	0%	-	34%	1%
Fixed income securities	20%	-	100%	73%

Fair Value Measurements - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Refer to Note 16 for discussion of levels within the fair value hierarchy. Level 1 items include investments in securities held in registered investment companies and directly held equity securities, which are valued at the closing price reported in the active market in which the securities are traded. Level 2 items include fixed income securities consisting of corporate and government bonds, which are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. These fair value amounts are included below to reconcile the fair value hierarchy to the respective total plan assets.

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$46	$—	$46	$—	$46	$4	$42	$—
Equity securities - U.S.	182	182	—	—	161	161	—	—
Equity securities - international	151	151	—	—	136	136	—	—
Global asset securities	45	45	—	—	47	47	—	—
Fixed income securities	134	56	78	—	131	58	73	—
Total assets in fair value hierarchy	558	$434	$124	$—	521	$406	$115	$—
Assets measured at net asset value	426				410
Accrued investment income	1				1
Due to brokers, net (pending trades with brokers)	(1)				(1)
Total pension plan assets	$984				$931

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$21	$—	$21	$—	$22	$2	$20	$—
Equity securities - U.S.	84	84	—	—	75	75	—	—
Equity securities - international	69	69	—	—	64	64	—	—
Global asset securities	21	21	—	—	22	22	—	—
Fixed income securities	62	26	36	—	61	27	34	—
Total assets in fair value hierarchy	257	$200	$57	$—	244	$190	$54	$—
Assets measured at net asset value	196				192
Total pension plan assets	$453				$436

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$20	$—	$20	$—	$20	$2	$18	$—
Equity securities - U.S.	81	81	—	—	70	70	—	—
Equity securities - international	67	67	—	—	59	59	—	—
Global asset securities	20	20	—	—	21	21	—	—
Fixed income securities	59	25	34	—	57	25	32	—
Total assets in fair value hierarchy	247	$193	$54	$—	227	$177	$50	$—
Assets measured at net asset value	189				179
Total pension plan assets	$436				$406

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$2	$—	$2	$—	$3	$3	$—	$—
Equity securities - U.S.	4	4	—	—	4	4	—	—
Equity securities - international	3	3	—	—	3	3	—	—
Fixed income securities	72	71	1	—	69	68	1	—
Total assets in fair value hierarchy	81	$78	$3	$—	79	$78	$1	$—
Assets measured at net asset value	27				26
Total OPEB plan assets	$108				$105

82

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$2	$2	$—	$—
Fixed income securities	51	51	—	—	48	48	—	—
Total assets in fair value hierarchy	52	$51	$1	$—	50	$50	$—	$—
Assets measured at net asset value	22				22
Total OPEB plan assets	$74				$72

	2020				2019
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Fixed income securities	$18	$18	$—	$—	$17	$17	$—	$—
Total OPEB plan assets	$18	$18	$—	$—	$17	$17	$—	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2020 and 2019.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 9% and 11% of total assets in the 401(k) savings plans at December 31, 2020 and 2019, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
401(k) costs	$25	$25	$25	$13	$13	$13	$12	$12	$11

NOTE 13(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. The 2020 OIP replaced the Amended and Restated 2010 OIP, which permitted similar grants. At December 31, 2020, performance shares and restricted stock units (performance- and time-vesting) were outstanding under the 2020 OIP and the Amended and Restated 2010 OIP, and 9 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of cash-based long-term awards, including performance units, restricted cash awards and restricted units, to certain key employees. At December 31, 2020, performance units and restricted units (performance- and time-vesting) were outstanding under the DLIP, and the amount of nonvested restricted units was not material. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Compensation expense	$16	$26	$17	$9	$15	$9	$6	$10	$7
Income tax benefits	4	7	5	2	4	3	2	3	2

As of December 31, 2020, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $5 million, $3 million and $2 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2020, 537,485 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

Performance Shares - Equity Awards - Payouts of 2020 and 2019 performance shares are contingent upon achievement over a three-year period of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares granted in 2020 and 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each performance share granted in 2020 and 2019 is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. The actual number of 2020 and 2019 performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at the grant date. A summary of the 2020 and 2019 performance shares activity, with amounts representing the target number of awards, was as follows:

	2020		2019
	Performance Shares - Equity	Weighted Average Grant Date Fair Value	Performance Shares - Equity	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	74,193	$47.44	—	$—
Granted	56,204	64.04	91,816	47.23
Forfeited	(1,241)	50.94	(17,623)	46.35
Nonvested awards, December 31	129,156	54.63	74,193	47.44

Performance Shares and Performance Units - Liability Awards - Payouts of performance shares granted prior to 2019 under the Amended and Restated 2010 OIP and performance units under the DLIP to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares granted prior to 2019 can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Performance units must be paid out in cash. Alliant Energy assumes it will make future payouts of its performance shares granted prior to 2019 and performance units in cash; therefore, these performance shares and performance units are accounted for as liability awards. Compensation expense for these performance shares and performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of these performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2020	2019	2018	2020	2019	2018
Nonvested awards, January 1	131,872	203,188	223,511	34,574	57,761	71,737
Granted	—	—	74,163	—	—	19,840
Vested	(63,565)	(66,322)	(90,806)	(16,661)	(20,131)	(31,910)
Forfeited	—	(4,994)	(3,680)	(1,112)	(3,056)	(1,906)
Nonvested awards, December 31	68,307	131,872	203,188	16,801	34,574	57,761

Fair Value of Awards - The fair value of each performance share and performance unit accounted for as a liability award is based on the closing market price of one share of Alliant Energy common stock at the end of the performance period. The actual payout for performance shares and performance units is dependent upon actual performance and may range from zero to 200% of the target number of awards. At December 31, 2020, the Alliant Energy common stock closing price was $51.53, and additional information related to the fair value of nonvested performance shares and performance units granted in 2018 was as follows:

	Performance Shares	Performance Units
Nonvested awards at target	68,307	16,801
Estimated payout percentage based on performance criteria	172.5%	172.5%
Fair values of each nonvested award	$88.89	$88.89

Vested Awards - Certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2020	2019	2018	2020	2019	2018
	2017 Grant	2016 Grant	2015 Grant	2017 Grant	2016 Grant	2015 Grant
Performance awards vested	63,565	66,322	90,806	16,661	20,131	31,910
Percentage of target number of performance awards	155.0%	142.5%	137.5%	155.0%	142.5%	137.5%
Aggregate payout value (in millions)	$6	$4	$5	$2	$1	$1
Payout - cash (in millions)	$5	$4	$5	$2	$1	$1
Payout - common stock shares issued	9,543	6,447	5,078	N/A	N/A	N/A

Restricted Stock Units - Equity Awards - Payouts of 2020 and 2019 restricted stock units are based on the expiration of a three-year time-vesting period. Restricted stock units granted in 2020 and 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each restricted stock unit granted in 2020 and 2019 is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. A summary of the 2020 and 2019 restricted stock units activity was as follows:

84

	2020		2019
	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value
Nonvested units, January 1	89,281	$46.04	—	$—
Granted	61,056	59.42	105,348	45.98
Forfeited	(3,788)	49.01	(16,067)	45.63
Nonvested units, December 31	146,549	51.54	89,281	46.04

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2019 are based on the expiration of a three-year time-vesting period and can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Alliant Energy assumes it will make future payouts of its restricted stock units granted prior to 2019 in cash; therefore, restricted stock units granted prior to 2019 are accounted for as liability awards. The fair value of each restricted stock unit granted prior to 2019 is based on the closing market price of one share of Alliant Energy common stock at the end of the time-vesting period. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of the restricted stock units granted prior to 2019 activity was as follows:

	2020	2019	2018
Nonvested units, January 1	113,033	174,163	113,749
Granted	—	—	63,568
Vested	(54,483)	(56,849)	—
Forfeited	—	(4,281)	(3,154)
Nonvested units, December 31	58,550	113,033	174,163

Performance Restricted Stock Units - Equity Awards - Payouts of performance restricted stock units are based upon achievement of certain performance targets during a three-year performance period, which currently includes specified growth of consolidated net income from continuing operations. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If minimum performance targets are not met during the performance period, these units are forfeited. Performance restricted stock units generally must be paid out in shares and are accounted for as equity awards. The fair value of each performance restricted stock unit is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	206,065	$41.50	203,188	$37.23	132,705	$36.50
Granted	56,204	59.37	91,816	46.10	74,163	38.60
Vested	(63,565)	39.12	(66,322)	33.93	—	—
Forfeited	(1,241)	49.25	(22,617)	44.00	(3,680)	38.60
Nonvested units, December 31	197,463	47.31	206,065	41.50	203,188	37.23

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

	2020	2019
Carrying value	$11	$10
Fair market value	20	21

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2020 and 2019, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $22 million and $21 million, respectively.

NOTE 14. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind farms, ash ponds, active ash landfills, above ground storage tanks, coal yards and solar generation. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Balance, January 1	$196	$177	$134	$118	$62	$59
Revisions in estimated cash flows	13	(6)	9	(7)	4	1
Liabilities settled	(13)	(8)	(9)	(8)	(4)	—
Liabilities incurred (a)	48	26	38	26	10	—
Accretion expense	7	7	5	5	2	2
Balance, December 31	$251	$196	$177	$134	$74	$62

(a)In 2020, IPL placed in service the Whispering Willow North, Golden Plains and Richland wind sites, and WPL placed in service the Kossuth wind site. As a result, Alliant Energy, IPL and WPL recognized additional AROs in 2020, which resulted in corresponding increases in property, plant and equipment, net on the respective balance sheets.

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

Notional Amounts - As of December 31, 2020, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	9,285	2021	208,542	2021-2028	5,648	2021-2023	5,544	2021-2022
IPL	3,398	2021	109,063	2021-2028	2,548	2021-2023	—	—
WPL	5,887	2021	99,479	2021-2027	3,100	2021-2023	5,544	2021-2022

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

	Alliant Energy		IPL		WPL
	2020	2019	2020	2019	2020	2019
Current derivative assets	$24	$16	$20	$12	$4	$4
Non-current derivative assets	10	11	9	10	1	1
Current derivative liabilities	9	19	3	9	6	10
Non-current derivative liabilities	16	19	9	9	7	10

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2020 and 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2020 and 2019. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for expected credit losses associated with the receivables sold and cash amounts received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 5(b) for additional information regarding deferred proceeds.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2020					2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$44	$44	$—	$—	$44	$5	$5	$—	$—	$5
Derivatives	34	—	5	29	34	27	—	5	22	27
Deferred proceeds	188	—	—	188	188	188	—	—	188	188
Liabilities and equity:
Derivatives	25	—	25	—	25	38	—	37	1	38
Long-term debt (incl. current maturities)	6,777	—	8,107	2	8,109	6,190	—	6,918	2	6,920

IPL	2020					2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$44	$44	$—	$—	$44	$5	$5	$—	$—	$5
Derivatives	29	—	3	26	29	22	—	3	19	22
Deferred proceeds	188	—	—	188	188	188	—	—	188	188
Liabilities and equity:
Derivatives	12	—	12	—	12	18	—	17	1	18
Long-term debt (incl. current maturities)	3,345	—	4,021	—	4,021	3,147	—	3,489	—	3,489

WPL	2020					2019
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$5	$—	$2	$3	$5	$5	$—	$2	$3	$5
Liabilities and equity:
Derivatives	13	—	13	—	13	20	—	20	—	20
Long-term debt (incl. current maturities)	2,130	—	2,690	—	2,690	1,933	—	2,268	—	2,268

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2020	2019	2020	2019
Beginning balance, January 1	$21	$12	$188	$119
Total net gains included in changes in net assets (realized/unrealized)	11	8	—	—
Transfers out of Level 3 (a)	—	4	—	—
Purchases	14	14	—	—
Sales	(1)	—	—	—
Settlements (b)	(16)	(17)	—	69
Ending balance, December 31	$29	$21	$188	$188
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$11	$11	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2020	2019	2020	2019
Beginning balance, January 1	$18	$9	$188	$119
Total net gains included in changes in net assets (realized/unrealized)	10	11	—	—
Transfers out of Level 3 (a)	—	2	—	—
Purchases	11	9	—	—
Sales	(1)	—	—	—
Settlements (b)	(12)	(13)	—	69
Ending balance, December 31	$26	$18	$188	$188
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$10	$12	$—	$—

(a)Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3.
(b)Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for expected credit losses associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2020	$18	$11	$17	$9	$1	$2
2019	15	7	14	5	1	2

NOTE 17. COMMITMENTS AND CONTINGENCIES
NOTE 17(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At December 31, 2020, Alliant Energy’s and WPL’s minimum future commitments in 2021 for these projects were $8 million and $7 million, respectively.

NOTE 17(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2020, the related minimum future commitments were as follows (in millions):

Alliant Energy	2021	2022	2023	2024	2025	Thereafter	Total
Natural gas	252	174	137	105	68	185	921
Coal	70	27	17	—	—	—	114
Other (a)	61	17	11	8	3	29	129
	$383	$218	$165	$113	$71	$214	$1,164

IPL	2021	2022	2023	2024	2025	Thereafter	Total
Natural gas	130	88	79	68	38	71	474
Coal	32	16	13	—	—	—	61
Other (a)	25	5	4	2	2	27	65
	$187	$109	$96	$70	$40	$98	$600

WPL	2021	2022	2023	2024	2025	Thereafter	Total
Natural gas	122	86	58	37	30	114	447
Coal	38	11	4	—	—	—	53
Other (a)	26	2	1	1	1	1	32
	$186	$99	$63	$38	$31	$115	$532

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2020.

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

As of December 31, 2020, the currently known partnership obligations for the abandonment obligations are estimated at $68 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $68 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, the new credit loss accounting standard adopted on January 1, 2020 requires recognition of a liability for expected credit losses related to the contingent obligations that are in the scope of these guarantees. With the adoption of this standard, Alliant Energy recorded a pre-tax $12 million cumulative effect adjustment to decrease the opening balance of retained earnings as of January 1, 2020.

In April 2020, Whiting Petroleum filed for bankruptcy, and in September 2020, Whiting Petroleum completed its reorganization and emerged from bankruptcy. As a result of Whiting Petroleum’s completed bankruptcy proceedings, as well as additional information regarding the guarantees obtained from the bankruptcy proceedings, the credit loss liability was decreased to $5 million in 2020. The credit loss liability is recorded in “Other liabilities” on Alliant Energy’s balance sheet as of December 31, 2020. In 2020, the pre-tax credit loss adjustment of $7 million was recorded as a reduction in Alliant Energy’s “Other operation and maintenance” expenses.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $74 million as of December 31, 2020 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2020 and 2019.

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

MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2020, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At December 31, 2020, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$11	-	$28	$8	-	$22
Current and non-current environmental liabilities	15			12

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs and electric and gas distribution systems to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Effluent Limitation Guidelines, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including the CAA.

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

Refer to Notes 5(a) and 15 for details of allowances for expected credit losses and credit risk-related contingent features, respectively.

NOTE 17(g) MISO Transmission Owner Return on Equity Complaints - A group of MISO cooperative and municipal utilities previously filed complaints with FERC requesting a reduction to the base return on equity used by MISO transmission owners, including ITC and ATC. The first complaint covered the period from November 12, 2013 through February 11, 2015. In 2017, IPL and WPL received refunds related to the first complaint period, which were subsequently refunded to their retail and wholesale customers. The second complaint covered the period from February 12, 2015 through May 11, 2016. In November 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity used by the MISO transmission owners to 9.88% effective for the first complaint period and subsequent to September 28, 2016. The November 2019 FERC order also dismissed the second complaint; therefore, FERC did not direct refunds to be made for that complaint. In May 2020, FERC issued an order in response to various rehearing requests and increased the base return on equity used by the MISO transmission owners from 9.88% to 10.02% for the first complaint period and subsequent to September 28, 2016, which reduces the refunds originally anticipated to be received by IPL and WPL as a result of FERC’s November 2019 order.

In 2020, IPL and WPL received $15 million and $5 million, respectively, in refunds related to the FERC orders. In October 2020, FERC extended the time to complete additional refunds to September 2021. IPL currently expects that all refunds will be returned to its retail electric customers after refund amounts and timing are known and a refund plan is approved by the IUB. IPL currently expects that a portion of the refunds will be returned to its retail electric customers in 2021. Pursuant to PSCW authorization, WPL will retain the refunds to maintain its current retail electric base rates through the end of 2021. WPL currently expects that any refunds not utilized to maintain base rates would be returned to its customers in WPL’s next retail electric rate review proceeding. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 18. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2020 are:
•Utility - includes the operations of IPL and WPL, which primarily serve retail customers in Iowa and Wisconsin. The utility business has three reportable segments: a) utility electric operations; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total Utility.”
•ATC Holdings, Non-utility, Parent and Other - includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF is comprised of Alliant Energy’s interest in ATC Holdings, Travero, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings.

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

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2020	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$2,920	$373	$49	$3,342	$74	$3,416
Depreciation and amortization	556	49	5	610	5	615
Operating income (loss)	643	74	(1)	716	24	740
Interest expense				243	32	275
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(59)	(61)
Income tax expense (benefit)				(66)	9	(57)
Net income attributable to Alliant Energy common shareowners				573	41	614
Total assets	14,358	1,413	990	16,761	949	17,710
Investments in equity method subsidiaries	11	—	—	11	465	476
Construction and acquisition expenditures	1,109	182	2	1,293	73	1,366

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2019	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,064	$455	$46	$3,565	$83	$3,648
Depreciation and amortization	513	47	3	563	4	567
Operating income	679	70	1	750	28	778
Interest expense				229	44	273
Equity income from unconsolidated investments, net	(1)	—	—	(1)	(52)	(53)
Income tax expense (benefit)				73	(4)	69
Net income attributable to Alliant Energy common shareowners				517	40	557
Total assets	13,659	1,269	856	15,784	917	16,701
Investments in equity method subsidiaries	9	—	—	9	449	458
Construction and acquisition expenditures	1,439	100	—	1,539	101	1,640

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2018	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,000	$447	$48	$3,495	$39	$3,534
Depreciation and amortization	457	42	3	502	5	507
Operating income	610	53	1	664	30	694
Interest expense				217	30	247
Equity income from unconsolidated investments, net	(1)	—	—	(1)	(54)	(55)
Income taxes				33	15	48
Net income attributable to Alliant Energy common shareowners				472	40	512
Total assets	12,486	1,184	893	14,563	863	15,426
Investments in equity method subsidiaries	8	—	—	8	413	421
Construction and acquisition expenditures	1,422	147	—	1,569	65	1,634

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

2020	Electric	Gas	Other	Total
Revenues	$1,695	$208	$44	$1,947
Depreciation and amortization	321	30	5	356
Operating income	358	50	2	410
Interest expense				139
Income tax benefit				(47)
Net income available for common stock				324
Total assets	8,518	766	565	9,849
Construction and acquisition expenditures	626	59	2	687

2019	Electric	Gas	Other	Total
Revenues	$1,781	$264	$44	$2,089
Depreciation and amortization	295	29	3	327
Operating income	360	39	4	403
Interest expense				127
Income taxes				24
Net income available for common stock				284
Total assets	8,075	734	468	9,277
Construction and acquisition expenditures	964	56	—	1,020

2018	Electric	Gas	Other	Total
Revenues	$1,731	$266	$45	$2,042
Depreciation and amortization	255	25	3	283
Operating income	318	28	5	351
Interest expense				119
Income tax benefit				(3)
Net income available for common stock				264
Total assets	7,220	687	504	8,411
Construction and acquisition expenditures	891	100	—	991

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

2020	Electric	Gas	Other	Total
Revenues	$1,225	$165	$5	$1,395
Depreciation and amortization	235	19	—	254
Operating income (loss)	285	24	(3)	306
Interest expense				104
Income tax benefit				(19)
Net income				249
Total assets	5,840	647	425	6,912
Construction and acquisition expenditures	483	123	—	606

2019	Electric	Gas	Other	Total
Revenues	$1,283	$191	$2	$1,476
Depreciation and amortization	218	18	—	236
Operating income (loss)	319	31	(3)	347
Interest expense				102
Income taxes				49
Net income				233
Total assets	5,584	535	388	6,507
Construction and acquisition expenditures	475	44	—	519

2018	Electric	Gas	Other	Total
Revenues	$1,269	$181	$3	$1,453
Depreciation and amortization	202	17	—	219
Operating income (loss)	292	25	(4)	313
Interest expense				98
Income taxes				36
Net income				208
Total assets	5,266	497	389	6,152
Construction and acquisition expenditures	531	47	—	578

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

	IPL			WPL
	2020	2019	2018	2020	2019	2018
Corporate Services billings	$176	$185	$170	$142	$142	$132
Sales credited	35	68	48	3	7	28
Purchases billed	329	331	358	108	120	81

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2020	2019
IPL	$110	$112
WPL	73	85

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2020	2019	2018
ATC billings to WPL	$108	$109	$106
WPL billings to ATC	10	13	11

As of December 31, 2020 and 2019, WPL owed ATC net amounts of $9 million and $9 million, respectively.

In 2020, WPL received $46 million from ATC related to construction deposits WPL previously provided ATC for transmission network upgrades for West Riverside, which is substantially recorded in “Other” in Alliant Energy’s and WPL’s cash flows from investing activities.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2020 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2020.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting. Alliant Energy, IPL and WPL have not experienced any material impact to their internal control over financial reporting due to the COVID-19 pandemic, and continue to monitor and assess the impact COVID-19 has on their internal controls.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2020, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

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

Milwaukee, Wisconsin
February 19, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2021 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2020 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	4,376 (a)	$61.30	8,995,594 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	4,376	$61.30	8,995,594

(a)Represents performance shares, performance restricted stock units and restricted stock units granted under the 2020 OIP. Performance restricted stock units and performance shares are paid out in shares of Alliant Energy’s common stock. The performance share and performance restricted stock unit awards are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance share and performance restricted stock unit awards included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200%. Also included are restricted stock units granted under the 2020 OIP, which are paid out in shares of Alliant Energy’s common stock at the expiration of a three-year time-vesting period.
(b)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2020, there were performance shares and restricted stock units (performance- and time-vesting) outstanding under the 2020 OIP.
(c)As of December 31, 2020, there were 380,542 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 13(c).
(d)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2021 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2020		2019		2020		2019
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,331	96%	$1,584	89%	$947	89%	$1,116	92%
Audit-related fees	51	4%	134	8%	39	4%	37	3%
Tax fees	4	—%	52	3%	78	7%	56	5%
All other fees	3	—%	2	—%	2	—%	1	—%
	$1,389	100%	$1,772	100%	$1,066	100%	$1,210	100%

IPL’s and WPL’s audit fees for 2020 and 2019 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2020 and 2019 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2020 and 2019 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2020 and 2019 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2020 and 2019 for IPL and WPL consisted of license fees for accounting research software products, and with respect to 2020, virtual seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2020	2019	2018
	(in millions)
Operating expenses	$7	$2	$5
Operating loss	(7)	(2)	(5)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(625)	(562)	(523)
Interest expense	2	9	4
Other	4	7	2
Total other (income) and deductions	(619)	(546)	(517)
Income before income taxes	612	544	512
Income tax benefit	(4)	(15)	(1)
Net income	$616	$559	$513
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2020	2019
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$32	$27
Other	5	6
Total current assets	37	33
Investments:
Investments in consolidated subsidiaries	6,664	6,017
Other	2	1
Total investments	6,666	6,018
Other assets	88	89
Total assets	$6,791	$6,140

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$132	$169
Notes payable to affiliated companies	937	731
Other	29	19
Total current liabilities	1,098	919
Other liabilities	2	15
Common equity:
Common stock and additional paid-in capital	2,706	2,448
Retained earnings	2,996	2,766
Accumulated other comprehensive income	—	2
Shares in deferred compensation trust	(11)	(10)
Total common equity	5,691	5,206
Total liabilities and equity	$6,791	$6,140
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2020	2019	2018
	(in millions)
Net cash flows from operating activities	$396	$305	$311
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(429)	(250)	(625)
Net change in notes receivable from and payable to affiliates	201	8	441
Net cash flows used for investing activities	(228)	(242)	(184)
Cash flows used for financing activities:
Common stock dividends	(377)	(338)	(312)
Proceeds from issuance of common stock, net	247	390	197
Net change in commercial paper	(37)	(116)	(10)
Other	(1)	1	(2)
Net cash flows used for financing activities	(168)	(63)	(127)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($2)	($9)	($4)
Income taxes, net	10	14	5
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2020 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2020	$7	$25	$9	$23	$18
Year ended December 31, 2019	10	17	2	22	7
Year ended December 31, 2018	12	21	1	24	10
IPL (c)
Year ended December 31, 2020	$1	$18	$—	$18	$1
Year ended December 31, 2019	3	16	—	18	1
Year ended December 31, 2018	1	21	—	19	3
WPL
Year ended December 31, 2020	$6	$7	$9	$5	$17
Year ended December 31, 2019	7	1	2	4	6
Year ended December 31, 2018	11	—	1	5	7
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

(a)Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets.
(b)Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.
(c)Refer to Note 5(b) for discussion of IPL’s sales of accounts receivable program.

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

3.2	Amended and Restated Bylaws of Alliant Energy, effective October 27, 2020 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed October 29, 2020 (File No. 1-9894))
3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))
3.4	Amended and Restated Bylaws of WPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed October 29, 2020 (File No. 0-337))
3.5	Amended and Restated Articles of Incorporation of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed May 13, 2013 (File No. 1-4117))
3.6	Amended and Restated Bylaws of IPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed October 29, 2020 (File No. 1-4117))
4.1
Five-Year Master Credit Agreement, dated as of August 16, 2017, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed August 21, 2017 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.4
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

4.5
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

Exhibit Number	Description
4.6	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
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

4.12	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
4.13	Officers’ Certificate, dated as of April 2, 2020, creating WPL’s 3.65% Debentures due April 1, 2050 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed April 2, 2020 (File No. 0-337))
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

4.16	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.16a
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

4.27	Description of Common Stock of Alliant Energy (incorporated by reference to Exhibit 4.26 to Alliant Energy’s Form 10-K for the year 2019 (File No. 1-9894))
4.28	Description of 5.100% Series D Cumulative Perpetual Preferred Stock of IPL (incorporated by reference to Exhibit 4.27 to Alliant Energy’s Form 10-K for the year 2019 (File No. 1-4117))
4.29	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed March 20, 2013 (File No. 1-4117))
10.1
Term Loan Credit Agreement, dated as of March 3, 2020, among AEF, Alliant Energy, KeyBank N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 5, 2020 (File No. 1-9894))

10.2#	Amended and Restated OIP, amended in 2015 (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))
10.2a#	Amendment to the Amended and Restated OIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))
10.2b#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4a to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.2c#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6c to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

10.2d#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4b to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.2e#
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6e to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

Exhibit Number	Description
10.2f#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2015 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.2g#
Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6g to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

10.3	Alliant Energy 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 9, 2020 (File No. 1-9894))
10.3a#
Form of Performance Share Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1a to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))

10.3b#
Form of Restricted Stock Unit Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1b to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))

10.3c#
Form of Performance Restricted Stock Unit Agreement pursuant to the Alliant Energy 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1c to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))

10.4#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.4a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.5#
IES Industries Inc. Amended and Restated Key Employee Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.6#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.6a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.6b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.7#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))
10.7a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.8#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.9#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))
10.9a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.9b#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 12, 2014 (File No. 1-9894))
10.10#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of J.H. Gallegos, J.O. Larsen, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.10a#
Form of Amendment to KEESA, by and between Alliant Energy and each of J.H. Gallegos, J.O. Larsen, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9894))

10.11#
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

10.13#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.14#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2021
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 19th day of February 2021.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ John O. Larsen	By: /s/ John O. Larsen	By: /s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chairman, President and Chief Executive Officer	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 19th day of February 2021.

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

