Form 10-Q
period 2021-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2021-05-07
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
Alliant Energy Corporation - Yes ☒ No ☐
Interstate Power and Light Company - Yes ☒ No ☐
Wisconsin Power and Light Company - Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2021:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,134,552 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2020 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2020	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUB	Iowa Utilities Board
ATC	American Transmission Company LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
DAEC	Duane Arnold Energy Center	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PPA	Purchased power agreement
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	West Riverside	West Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

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
•the impacts of changes in tax rates, including minimum tax rates, and adjustments made to deferred tax assets and liabilities;

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
•increased pressure from customers, investors and other stakeholders to more rapidly reduce carbon dioxide emissions;
•the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, state natural resources agencies or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;
•continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;
•inflation and interest rates;
•the ability to complete construction of solar generation projects within the cost targets set by regulators and the ability to efficiently utilize the solar generation project tax benefits for the benefit of customers;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2020 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Revenues:
Electric utility	$701	$730
Gas utility	170	152
Other utility	13	12
Non-utility	17	22
Total revenues	901	916
Operating expenses:
Electric production fuel and purchased power	133	184
Electric transmission service	134	122
Cost of gas sold	100	85
Other operation and maintenance	146	163
Depreciation and amortization	164	146
Taxes other than income taxes	26	28
Total operating expenses	703	728
Operating income	198	188
Other (income) and deductions:
Interest expense	69	69
Equity income from unconsolidated investments, net	(15)	(13)
Allowance for funds used during construction	(4)	(23)
Other	2	1
Total other (income) and deductions	52	34
Income before income taxes	146	154
Income tax benefit	(28)	(19)
Net income	174	173
Preferred dividend requirements of Interstate Power and Light Company	3	3
Net income attributable to Alliant Energy common shareowners	$171	$170
Weighted average number of common shares outstanding:
Basic	250.0	244.4
Diluted	250.4	244.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.68	$0.70

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14	$54
Accounts receivable, less allowance for expected credit losses	325	412
Production fuel, at weighted average cost	57	66
Gas stored underground, at weighted average cost	25	46
Materials and supplies, at weighted average cost	122	105
Regulatory assets	95	81
Other	117	123
Total current assets	755	887
Property, plant and equipment, net	14,353	14,336
Investments:
ATC Holdings	334	331
Other	160	154
Total investments	494	485
Other assets:
Regulatory assets	1,912	1,929
Deferred charges and other	80	73
Total other assets	1,992	2,002
Total assets	$17,594	$17,710

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$308	$8
Commercial paper	336	389
Accounts payable	307	377
Regulatory liabilities	208	249
Other	249	274
Total current liabilities	1,408	1,297
Long-term debt, net (excluding current portion)	6,471	6,769
Other liabilities:
Deferred tax liabilities	1,843	1,814
Regulatory liabilities	1,047	1,057
Pension and other benefit obligations	495	511
Other	364	374
Total other liabilities	3,749	3,756
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,134,552 and 249,868,415 shares	3	2
Additional paid-in capital	2,712	2,704
Retained earnings	3,063	2,994
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust - 365,523 and 380,542 shares at a weighted average cost of $29.17 and $28.73 per share	(11)	(11)
Total Alliant Energy Corporation common equity	5,766	5,688
Cumulative preferred stock of Interstate Power and Light Company	200	200
Total equity	5,966	5,888
Total liabilities and equity	$17,594	$17,710

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$174	$173
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	164	146
Deferred tax benefit and tax credits	(29)	(23)
Other	4	5
Other changes in assets and liabilities:
Accounts receivable	(126)	(119)
Regulatory liabilities	(60)	(38)
Deferred income taxes	58	50
Pension and other benefit obligations	(16)	(31)
Other	(24)	(3)
Net cash flows from operating activities	145	160
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(214)	(278)
Other	(17)	(11)
Cash receipts on sold receivables	209	123
Other	(16)	(13)
Net cash flows used for investing activities	(38)	(179)
Cash flows from (used for) financing activities:
Common stock dividends	(102)	(93)
Proceeds from issuance of common stock, net	8	228
Proceeds from issuance of long-term debt	—	300
Payments to retire long-term debt	—	(300)
Net change in commercial paper and other short-term borrowings	(53)	(67)
Other	2	(8)
Net cash flows from (used for) financing activities	(145)	60
Net increase (decrease) in cash, cash equivalents and restricted cash	(38)	41
Cash, cash equivalents and restricted cash at beginning of period	56	18
Cash, cash equivalents and restricted cash at end of period	$18	$59
Supplemental cash flows information:
Cash paid during the period for:
Interest	($59)	($65)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$64	$156
Beneficial interest obtained in exchange for securitized accounts receivable	$107	$188

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions)
Revenues:
Electric utility	$386	$425
Gas utility	91	83
Steam and other	12	11
Total revenues	489	519
Operating expenses:
Electric production fuel and purchased power	59	106
Electric transmission service	92	84
Cost of gas sold	50	44
Other operation and maintenance	77	87
Depreciation and amortization	94	86
Taxes other than income taxes	14	15
Total operating expenses	386	422
Operating income	103	97
Other (income) and deductions:
Interest expense	35	34
Allowance for funds used during construction	(2)	(10)
Other	—	1
Total other (income) and deductions	33	25
Income before income taxes	70	72
Income tax benefit	(12)	(14)
Net income	82	86
Preferred dividend requirements	3	3
Net income available for common stock	$79	$83
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$50
Accounts receivable, less allowance for expected credit losses	130	210
Production fuel, at weighted average cost	45	48
Gas stored underground, at weighted average cost	8	20
Materials and supplies, at weighted average cost	73	63
Regulatory assets	73	52
Other	53	53
Total current assets	393	496
Property, plant and equipment, net	7,872	7,889
Other assets:
Regulatory assets	1,421	1,431
Deferred charges and other	40	33
Total other assets	1,461	1,464
Total assets	$9,726	$9,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119	$162
Accounts payable to associated companies	—	45
Regulatory liabilities	87	103
Other	131	137
Total current liabilities	337	447
Long-term debt, net	3,346	3,345
Other liabilities:
Deferred tax liabilities	1,047	1,035
Regulatory liabilities	574	573
Pension and other benefit obligations	180	186
Other	300	299
Total other liabilities	2,101	2,093
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,752	2,752
Retained earnings	957	979
Total Interstate Power and Light Company common equity	3,742	3,764
Cumulative preferred stock	200	200
Total equity	3,942	3,964
Total liabilities and equity	$9,726	$9,849

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions)
Cash flows from (used for) operating activities:
Net income	$82	$86
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	94	86
Other	(3)	(15)
Other changes in assets and liabilities:
Accounts receivable	(133)	(126)
Regulatory assets	(16)	(9)
Regulatory liabilities	(19)	1
Deferred income taxes	14	15
Other	(64)	(13)
Net cash flows from (used for) operating activities	(45)	25
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(106)	(165)
Cash receipts on sold receivables	209	123
Other	(5)	(11)
Net cash flows from (used for) investing activities	98	(53)
Cash flows from (used for) financing activities:
Common stock dividends	(101)	(60)
Capital contributions from parent	—	100
Other	9	4
Net cash flows from (used for) financing activities	(92)	44
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	16
Cash, cash equivalents and restricted cash at beginning of period	50	9
Cash, cash equivalents and restricted cash at end of period	$11	$25
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($37)	($41)
Income taxes, net	$7	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$31	$92
Beneficial interest obtained in exchange for securitized accounts receivable	$107	$188

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions)
Revenues:
Electric utility	$315	$305
Gas utility	79	69
Other	1	1
Total revenues	395	375
Operating expenses:
Electric production fuel and purchased power	74	78
Electric transmission service	42	38
Cost of gas sold	50	41
Other operation and maintenance	59	54
Depreciation and amortization	69	59
Taxes other than income taxes	11	11
Total operating expenses	305	281
Operating income	90	94
Other (income) and deductions:
Interest expense	26	25
Allowance for funds used during construction	(2)	(13)
Other	1	—
Total other (income) and deductions	25	12
Income before income taxes	65	82
Income tax benefit	(19)	(8)
Net income	$84	$90
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3
Accounts receivable, less allowance for expected credit losses	183	192
Production fuel, at weighted average cost	12	18
Gas stored underground, at weighted average cost	17	26
Materials and supplies, at weighted average cost	47	40
Regulatory assets	22	29
Other	47	54
Total current assets	330	362
Property, plant and equipment, net	6,053	6,022
Other assets:
Regulatory assets	491	498
Deferred charges and other	36	30
Total other assets	527	528
Total assets	$6,910	$6,912

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$148	$257
Accounts payable	125	154
Accounts payable to associated companies	17	35
Regulatory liabilities	121	146
Other	94	82
Total current liabilities	505	674
Long-term debt, net	2,131	2,130
Other liabilities:
Deferred tax liabilities	719	702
Regulatory liabilities	473	484
Finance lease obligations - Sheboygan Falls Energy Facility	39	42
Pension and other benefit obligations	215	222
Other	183	180
Total other liabilities	1,629	1,630
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,584	1,459
Retained earnings	995	953
Total Wisconsin Power and Light Company common equity	2,645	2,478
Total liabilities and equity	$6,910	$6,912

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$84	$90
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	69	59
Deferred tax benefit and tax credits	(28)	(11)
Other	4	(5)
Other changes in assets and liabilities:
Regulatory liabilities	(41)	(39)
Deferred income taxes	44	32
Other	16	22
Net cash flows from operating activities	148	148
Cash flows used for investing activities:
Construction and acquisition expenditures	(108)	(113)
Other	(11)	(11)
Net cash flows used for investing activities	(119)	(124)
Cash flows used for financing activities:
Common stock dividends	(42)	(43)
Capital contributions from parent	125	25
Net change in commercial paper and other short-term borrowings	(109)	14
Other	(4)	(1)
Net cash flows used for financing activities	(30)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1)	19
Cash, cash equivalents and restricted cash at beginning of period	3	4
Cash, cash equivalents and restricted cash at end of period	$2	$23
Supplemental cash flows information:
Cash paid during the period for:
Interest	($21)	($21)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$32	$62

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Tax-related	$901	$890	$853	$843	$48	$47
Pension and OPEB costs	570	580	286	291	284	289
Asset retirement obligations	120	119	82	81	38	38
Assets retired early	108	113	74	77	34	36
IPL’s DAEC PPA amendment	108	110	108	110	—	—
WPL’s Western Wisconsin gas distribution expansion investments	55	55	—	—	55	55
Derivatives	13	26	6	13	7	13
Other	132	117	85	68	47	49
	$2,007	$2,010	$1,494	$1,483	$513	$527

Other - In February 2021, portions of the central and southern U.S., including Alliant Energy’s service territories, experienced a prolonged period of very cold temperatures and a series of winter storms. These events created significant volatility and increases in commodity prices caused by higher demand for electricity and natural gas and disruptions in commodity supply, resulting in IPL under-recovering its natural gas costs. In March 2021, IPL received approval from the IUB to spread recovery of these higher natural gas costs from its retail customers through December 2021. As of March 31, 2021, IPL’s cumulative under-collection of these natural gas costs was $20 million, which is included in “Other” regulatory assets in the above table. The extreme temperatures in February 2021 did not impact WPL’s natural gas costs and IPL’s and WPL’s fuel-related costs to the extent of IPL’s natural gas costs.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Tax-related	$685	$732	$327	$331	$358	$401
Cost of removal obligations	371	367	242	238	129	129
Electric transmission cost recovery	67	68	40	39	27	29
WPL’s West Riverside liquidated damages	38	38	—	—	38	38
Derivatives	26	28	18	25	8	3
Other	68	73	34	43	34	30
	$1,255	$1,306	$661	$676	$594	$630

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the three months ended March 31, 2021, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily due to returning a portion of these excess deferred tax benefits back to customers.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2021, IPL had $15 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2021	2020
Maximum outstanding aggregate cash proceeds	$100	$96
Average outstanding aggregate cash proceeds	30	24

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2021	December 31, 2020
Customer accounts receivable	$124	$114
Unbilled utility revenues	74	92
Receivables sold to third party	198	206
Less: cash proceeds	75	1
Deferred proceeds	123	205
Less: allowance for expected credit losses	16	17
Fair value of deferred proceeds	$107	$188

As of March 31, 2021, outstanding receivables past due under the Receivables Agreement were $22 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2021	2020
Collections	$529	$541
Write-offs, net of recoveries	2	2

In April 2021, IPL amended and extended through March 2023 the purchase commitment from the third party to which it sells its receivables. Effective April 2021, the limit on cash proceeds is $110 million.

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2021	2020
ATC Holdings	($11)	($11)
Other	(4)	(2)
	($15)	($13)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2021	249,868,415
Shareowner Direct Plan	152,588
Equity-based compensation plans	113,549
Shares outstanding, March 31, 2021	250,134,552

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			171				171
Common stock dividends ($0.4025 per share)			(102)				(102)
Shareowner Direct Plan issuances	1	7					8
Equity-based compensation plans and other		1					1
Ending balance, March 31, 2021	$3	$2,712	$3,063	($1)	($11)	$200	$5,966
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$2	$2,446	$2,766	$1	($10)	$200	$5,405
Net income attributable to Alliant Energy common shareowners			170				170
Common stock dividends ($0.38 per share)			(93)				(93)
Equity forward settlements and Shareowner Direct Plan issuances		228					228
Adoption of new accounting standard, net of tax			(9)				(9)
Other comprehensive income, net of tax				1			1
Ending balance, March 31, 2020	$2	$2,674	$2,834	$2	($10)	$200	$5,702

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			79		79
Common stock dividends			(101)		(101)
Ending balance, March 31, 2021	$33	$2,752	$957	$200	$3,942
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$33	$2,348	$891	$200	$3,472
Net income available for common stock			83		83
Common stock dividends			(60)		(60)
Capital contributions from parent		100			100
Ending balance, March 31, 2020	$33	$2,448	$914	$200	$3,595

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$2,478
Net income			84	84
Common stock dividends			(42)	(42)
Capital contributions from parent		125		125
Ending balance, March 31, 2021	$66	$1,584	$995	$2,645
Three Months Ended March 31, 2020
Beginning balance, December 31, 2019	$66	$1,434	$864	$2,364
Net income			90	90
Common stock dividends			(43)	(43)
Capital contributions from parent		25		25
Ending balance, March 31, 2020	$66	$1,459	$911	$2,436

NOTE 6. DEBT
Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

March 31, 2021	Alliant Energy	IPL	WPL
Amount outstanding	$336	$—	$148
Weighted average interest rates	0.2%	N/A	0.1%
Available credit facility capacity	$664	$250	$152

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2021	2020	2021	2020	2021	2020
Maximum amount outstanding (based on daily outstanding balances)	$578	$463	$—	$1	$275	$212
Average amount outstanding (based on daily outstanding balances)	$424	$382	$—	$—	$189	$167
Weighted average interest rates	0.2%	1.8%	—%	1.8%	0.2%	1.8%

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2021	2020	2021	2020	2021	2020
Electric Utility:
Retail - residential	$262	$266	$139	$147	$123	$119
Retail - commercial	172	183	110	120	62	63
Retail - industrial	202	210	112	121	90	89
Wholesale	40	40	11	14	29	26
Bulk power and other	25	31	14	23	11	8
Total Electric Utility	701	730	386	425	315	305
Gas Utility:
Retail - residential	99	91	52	49	47	42
Retail - commercial	53	45	27	24	26	21
Retail - industrial	5	4	3	2	2	2
Transportation/other	13	12	9	8	4	4
Total Gas Utility	170	152	91	83	79	69
Other Utility:
Steam	9	10	9	10	—	—
Other utility	4	2	3	1	1	1
Total Other Utility	13	12	12	11	1	1
Non-Utility and Other:
Transportation and other	17	22	—	—	—	—
Total Non-Utility and Other	17	22	—	—	—	—
Total revenues	$901	$916	$489	$519	$395	$375

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in Alliant Energy’s and WPL’s overall effective income tax rates for the three months ended March 31, 2021 compared to the same period in 2020 were primarily due to increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2021 increased revenue requirements.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2021	2020	2021	2020	2021	2020
Overall income tax rate	(19%)	(12%)	(17%)	(19%)	(29%)	(10%)

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2021, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$331	$306	$3
State net operating losses	2021-2041	627	16	2
Federal tax credits	2022-2041	481	280	180

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and OPEB Plans -
Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included below (in millions). For IPL and WPL, amounts are for their plan participants covered under plans they sponsor, as well as amounts directly assigned to them related to certain participants in the Alliant Energy and Corporate Services sponsored plans.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2021	2020	2021	2020
Service cost	$3	$3	$1	$1
Interest cost	8	11	1	2
Expected return on plan assets	(17)	(18)	(1)	(2)
Amortization of actuarial loss	10	9	1	1
Settlement losses (a)	—	4	—	—
	$4	$9	$2	$2

	Defined Benefit Pension Plans		OPEB Plans
IPL	2021	2020	2021	2020
Service cost	$2	$1	$—	$—
Interest cost	4	5	1	1
Expected return on plan assets	(8)	(8)	(1)	(1)
Amortization of actuarial loss	4	4	—	—
	$2	$2	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2021	2020	2021	2020
Service cost	$1	$1	$—	$—
Interest cost	4	5	—	1
Expected return on plan assets	(8)	(8)	—	—
Amortization of actuarial loss	5	4	1	—
	$2	$2	$1	$1

(a)Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Compensation expense	$3	$3	$1	$1	$1	$1
Income tax benefits	1	1	—	—	—	—

As of March 31, 2021, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $13 million, $7 million and $5 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2021, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	72,774	$46.19
Performance restricted stock units	72,774	48.61
Restricted stock units	79,862	48.61

As of March 31, 2021, 425,849 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2021, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	3,531	2021	198,347	2021-2028	5,601	2021-2023	4,914	2021-2022
IPL	1,203	2021	97,747	2021-2028	2,100	2021-2023	—	—
WPL	2,328	2021	100,600	2021-2027	3,501	2021-2023	4,914	2021-2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current derivative assets	$18	$24	$12	$20	$6	$4
Non-current derivative assets	10	10	7	9	3	1
Current derivative liabilities	2	9	—	3	2	6
Non-current derivative liabilities	11	16	6	9	5	7

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2021 and December 31, 2020, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2021 and December 31, 2020. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$8	$8	$—	$—	$8	$44	$44	$—	$—	$44
Derivatives	28	—	12	16	28	34	—	5	29	34
Deferred proceeds	107	—	—	107	107	188	—	—	188	188
Liabilities:
Derivatives	13	—	13	—	13	25	—	25	—	25
Long-term debt (incl. current maturities)	6,779	—	7,613	1	7,614	6,777	—	8,107	2	8,109

IPL	March 31, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$8	$8	$—	$—	$8	$44	$44	$—	$—	$44
Derivatives	19	—	4	15	19	29	—	3	26	29
Deferred proceeds	107	—	—	107	107	188	—	—	188	188
Liabilities:
Derivatives	6	—	6	—	6	12	—	12	—	12
Long-term debt	3,346	—	3,745	—	3,745	3,345	—	4,021	—	4,021

WPL	March 31, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$9	$—	$8	$1	$9	$5	$—	$2	$3	$5
Liabilities:
Derivatives	7	—	7	—	7	13	—	13	—	13
Long-term debt	2,131	—	2,495	—	2,495	2,130	—	2,690	—	2,690

Information for Alliant Energy’s and IPL’s fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions). Such amounts for WPL were not material.

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2021	2020	2021	2020
Beginning balance, January 1	$29	$21	$188	$188
Total net losses included in changes in net assets (realized/unrealized)	(6)	(3)	—	—
Settlements (a)	(7)	(4)	(81)	—
Ending balance, March 31	$16	$14	$107	$188
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($6)	($3)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2021	2020	2021	2020
Beginning balance, January 1	$26	$18	$188	$188
Total net losses included in changes in net assets (realized/unrealized)	(5)	(2)	—	—
Settlements (a)	(6)	(3)	(81)	—
Ending balance, March 31	$15	$13	$107	$188
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($6)	($2)	$—	$—

(a)Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for expected credit losses associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2021	$11	$5	$11	$4	$—	$1
December 31, 2020	18	11	17	9	1	2

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At March 31, 2021, Alliant Energy’s and WPL’s minimum future commitments for these projects were $10 million and $10 million, respectively.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2021, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$958	$466	$492
Coal	94	55	39
Other (a)	122	60	30
	$1,174	$581	$561

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2021.

NOTE 12(c) Guarantees and Indemnifications -
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

As of March 31, 2021, the currently known partnership obligations for the abandonment obligations are estimated at $68 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $68 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both March 31, 2021 and December 31, 2020, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $74 million as of March 31, 2021 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2021 and December 31, 2020.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2021, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At March 31, 2021, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$9	-	$25	$7	-	$19
Current and non-current environmental liabilities	$13			$9

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however, future capital investments and/or modifications to EGUs and electric and gas distribution systems to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Effluent Limitation Guidelines, Coal Combustion Residuals Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including the Clean Air Act.

NOTE 13. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2021
Revenues	$701	$170	$13	$884	$17	$901
Operating income	147	44	2	193	5	198
Net income attributable to Alliant Energy common shareowners				163	8	171
Three Months Ended March 31, 2020
Revenues	$730	$152	$12	$894	$22	$916
Operating income (loss)	146	41	4	191	(3)	188
Net income (loss) attributable to Alliant Energy common shareowners				173	(3)	170

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2021
Revenues	$386	$91	$12	$489
Operating income	72	30	1	103
Net income available for common stock				79
Three Months Ended March 31, 2020
Revenues	$425	$83	$11	$519
Operating income	67	27	3	97
Net income available for common stock				83

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2021
Revenues	$315	$79	$1	$395
Operating income	75	14	1	90
Net income				84
Three Months Ended March 31, 2020
Revenues	$305	$69	$1	$375
Operating income	79	14	1	94
Net income				90

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

	IPL		WPL
	2021	2020	2021	2020
Corporate Services billings	$40	$37	$35	$32
Sales credited	1	15	1	2
Purchases billed	143	81	26	20

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Net payables to Corporate Services	$73	$110	$60	$73

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2021	2020
ATC billings to WPL	$32	$28
WPL billings to ATC	3	3

WPL owed ATC net amounts of $9 million as of March 31, 2021 and $9 million as of December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2020 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2021 HIGHLIGHTS

Key highlights since the filing of the 2020 Form 10-K include the following:

Customer Investments:
•In March 2021, WPL filed a Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 414 MW of new solar generation by the end of 2023 in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW). In April 2021, WPL received an oral decision from the PSCW authorizing WPL to acquire, own and operate 675 MW of new solar generation in various Wisconsin counties, and a written order from the PSCW is currently expected in May 2021. A significant majority of the capital expenditures for these 1,089 MWs of solar generation projects were included in the anticipated construction and acquisition expenditures included in “Liquidity and Capital Resources” in the 2020 Form 10-K. WPL proposes to own and operate the solar generation projects, which are currently expected to qualify for 30% investment tax credits, through a tax equity partnership, with approximately 35% to 45% of the construction costs financed with capital from the tax equity partner. WPL requested to include $355 million and $585 million in rate base for the 414 MW and 675 MW of new solar generation, respectively, which reflects its portion of capital expenditures, less the amounts financed by the tax equity partner. The 1,089 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, and Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024 (595 MW in aggregate).

Rate Matters:
•In May 2021, WPL filed a notice with the PSCW of its intent to enter into a settlement agreement with certain intervenor groups for annual base rate increases of $70 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward looking Test Period. The key drivers for the proposed annual base rate increases include lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, tentative agreement has been reached proposing WPL maintain its current authorized return on common equity of 10%, implement a 54% common equity component of regulatory capital structure, as well as receive a recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by the end of 2022. WPL currently plans to file its related rate review request with the PSCW in the second quarter of 2021 and expects any rate changes granted from this request to be effective on January 1, 2022 and extend through the end of 2023.
•In April 2021, the IUB issued an order that new rules are to be adopted, which would establish minimum filing requirements for rate reviews using a forward-looking test period, and the related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues shall be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls with a standard of reasonableness of 50 basis points above or 50 basis points below the authorized return on common equity. The new rules are currently expected to be effective later in 2021.

Legislative Matters:
•In March 2021, the American Rescue Plan Act of 2021 (Act) was enacted. The most significant provision of the Act for Alliant Energy is reduced minimum pension plan funding requirements, which Alliant Energy is currently evaluating. The Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as provides financial support for certain of Alliant Energy’s residential, small business and non-profit customers.
•In April 2021, legislation was enacted in Iowa prohibiting counties and cities from regulating the sale of natural gas and propane.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended March 31 were as follows (dollars in millions, except per share amounts):

	2021		2020
	Income	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$166	$0.66	$175	$0.72
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	(3)	(0.01)	(13)	(0.05)
Alliant Energy Consolidated	$171	$0.68	$170	$0.70

Alliant Energy’s Utilities and Corporate Services net income decreased by $9 million for the three-month period, primarily due to timing of income taxes, higher depreciation expense and lower allowance for funds used during construction. These items were partially offset by higher earnings resulting from IPL’s and WPL’s increasing rate base and higher retail electric and gas sales due to temperatures in the first quarter of 2021 compared to the first quarter of 2020.

Alliant Energy’s Non-utility and Parent net income increased by $10 million for the three-month period primarily due to a credit loss charge in the first quarter of 2020 related to legacy guarantees associated with an affiliate of Whiting Petroleum.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2021	2020	2021	2020	2021	2020
Operating income	$198	$188	$103	$97	$90	$94
Electric utility revenues	$701	$730	$386	$425	$315	$305
Electric production fuel and purchased power expenses	(133)	(184)	(59)	(106)	(74)	(78)
Electric transmission service expense	(134)	(122)	(92)	(84)	(42)	(38)
Utility Electric Margin (non-GAAP)	434	424	235	235	199	189
Gas utility revenues	170	152	91	83	79	69
Cost of gas sold	(100)	(85)	(50)	(44)	(50)	(41)
Utility Gas Margin (non-GAAP)	70	67	41	39	29	28
Other utility revenues	13	12	12	11	1	1
Non-utility revenues	17	22	—	—	—	—
Other operation and maintenance expenses	(146)	(163)	(77)	(87)	(59)	(54)
Depreciation and amortization expenses	(164)	(146)	(94)	(86)	(69)	(59)
Taxes other than income tax expense	(26)	(28)	(14)	(15)	(11)	(11)
Operating income	$198	$188	$103	$97	$90	$94

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2021 compared to the same period in 2020 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$10	$—	$10
Total higher utility gas margin variance (Refer to details below)	3	2	1
Total lower (higher) other operation and maintenance expenses variance (Refer to details below)	17	10	(5)
Higher depreciation and amortization expense primarily due to additional plant in service in 2020 and 2021, including IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm	(18)	(8)	(10)
Other	(2)	2	—
	$10	$6	($4)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Retail	$636	$659	6,272	6,125	$157	$140	23,431	22,022
Sales for resale	45	57	1,071	1,879	N/A	N/A	N/A	N/A
Transportation/Other	20	14	19	18	13	12	24,690	28,816
	$701	$730	7,362	8,022	$170	$152	48,121	50,838

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Retail	$361	$388	3,582	3,482	$82	$75	12,138	11,621
Sales for resale	11	28	287	1,251	N/A	N/A	N/A	N/A
Transportation/Other	14	9	10	10	9	8	11,178	11,294
	$386	$425	3,879	4,743	$91	$83	23,316	22,915

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Retail	$275	$271	2,690	2,643	$75	$65	11,293	10,401
Sales for resale	34	29	784	628	N/A	N/A	N/A	N/A
Transportation/Other	6	5	9	8	4	4	13,512	17,522
	$315	$305	3,483	3,279	$79	$69	24,805	27,923

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 2% and 6%, respectively, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to changes in temperatures in Alliant Energy’s service territories, partially offset by the impact on sales of the additional day due to leap year in 2020.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2021	2020	Change	2021	2020	Change
IPL	$2	($3)	$5	$2	($2)	$4
WPL	1	(3)	4	—	(1)	1
Total Alliant Energy	$3	($6)	$9	$2	($3)	$5

Electric Sales for Resale - Alliant Energy’s and IPL’s electric sales for resale volume changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in sales for resale revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Gas Transportation/Other - Alliant Energy's and WPL's gas transportation/other sales volume changes were largely due to changes in the gas volumes supplied to WPL's natural gas-fired EGUs caused by the availability and dispatch of such EGUs. Changes in these transportation/other revenues did not have a significant impact on gas margins.

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2021 compared to the same period in 2020 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements due to increasing rate base (a) (b)	$13	$10	$3
Estimated changes in sales volumes caused by temperatures	9	5	4
Lower revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	(7)	(7)	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(5)	(5)	—
Other	—	(3)	3
	$10	$—	$10

(a)IPL’s final retail electric base rate increase was effective February 26, 2020. Effective with final rates, the recovery of, and return on, IPL’s new wind generation placed in service in 2019 and 2020 is provided through the renewable energy rider. The final rate increase includes a reduction for anticipated production tax credits for IPL’s new wind generation. This reduction is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from this new wind generation. In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the terms of its DAEC PPA by 5 years. The higher revenue requirements from the buyout payment, including a return on such costs, is being recovered from IPL’s retail customers from 2021 through the end of 2025.
(b)In December 2020, the PSCW issued an order authorizing WPL to maintain its current retail electric base rates through the end of 2021. WPL will utilize anticipated fuel-related cost savings and excess deferred income tax benefits in 2021 to offset the revenue requirement impacts of increasing electric rate base, including the Kossuth wind farm, which was placed in service in October 2020. The additional amount of excess deferred income tax benefits is recognized as a reduction in income tax expense.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three months ended March 31, 2021 compared to the same period in 2020 as follows (in millions):

	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	$5	$4	$1
Other	(2)	(2)	—
	$3	$2	$1

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2021 compared to the same period in 2020 as follows (in millions):

	Alliant Energy	IPL	WPL
Credit loss charge in 2020 related to guarantees for an affiliate of Whiting Petroleum	$8	$—	$—
Lower bad debt expense at IPL	7	7	—
Lower energy efficiency expense at IPL (primarily offset by lower revenues)	5	5	—
Other	(3)	(2)	(5)
	$17	$10	($5)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2021 compared to the same period in 2020 as follows (in millions):

	Alliant Energy	IPL	WPL
Lower allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm placed in service in 2020	($19)	($8)	($11)
Other	1	—	(2)
	($18)	($8)	($13)

Income Taxes - Refer to Note 8 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2020 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2021, Alliant Energy had $14 million of cash and cash equivalents, $664 million ($262 million at the parent company, $250 million at IPL and $152 million at WPL) of available capacity under the single revolving credit facility and $15 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2021 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Cash, cash equivalents and restricted cash, January 1	$56	$18	$50	$9	$3	$4
Cash flows from (used for):
Operating activities	145	160	(45)	25	148	148
Investing activities	(38)	(179)	98	(53)	(119)	(124)
Financing activities	(145)	60	(92)	44	(30)	(5)
Net increase (decrease)	(38)	41	(39)	16	(1)	19
Cash, cash equivalents and restricted cash, March 31	$18	$59	$11	$25	$2	$23

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Higher natural gas cost payments from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL (Refer to Note 2)	($20)	($20)	$—
Changes in credits issued to IPL’s retail electric customers through its tax benefit rider related to excess deferred income taxes amortization	(7)	(7)	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	14	9	5
Higher collections from IPL’s increasing base rate	10	10	—
Timing of intercompany payments and receipts	—	(56)	(15)
Other (primarily due to other changes in working capital)	(12)	(6)	10
	($15)	($70)	$—

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	$86	$86	$—
Lower utility construction and acquisition expenditures (a)	64	59	5
Other	(9)	6	—
	$141	$151	$5

(a)Largely due to lower expenditures for IPL’s and WPL’s expansion of wind generation and WPL’s West Riverside Energy Center, partially offset by higher expenditures for WPL’s solar generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($300)	$—	$—
Lower net proceeds from common stock issuances	(220)	—	—
Lower (higher) common stock dividends	(9)	(41)	1
Lower payments to retire long-term debt	300	—	—
Net changes in the amount of commercial paper and other short-term borrowings outstanding	14	—	(123)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(100)	100
Other	10	5	(3)
	($205)	($136)	($25)

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2021.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2020 Form 10-K and has not changed materially from the items reported in the 2020 Form 10-K, except for the items described in Notes 3 and 12.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2020 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2021 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2021.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None. Securities and Exchange Commission regulations require Alliant Energy, IPL and WPL to disclose information about certain proceedings arising under federal, state or local environmental provisions when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alliant Energy, IPL and WPL reasonably believe will exceed a specified threshold. Pursuant to the Securities and Exchange Commission regulations, Alliant Energy, IPL and WPL use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters to disclose for this period.

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2020 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2021 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	4,432	$49.35	—	N/A
February 1 through February 28	3,161	47.85	—	N/A
March 1 through March 31	484	48.77	—	N/A
	8,077	48.73	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2021.

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

