Form 10-Q
period 2021-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2021-08-06
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2021:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,257,856 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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
•inflation and interest rates;
•the ability to complete construction of solar generation projects within the cost targets set by regulators, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the solar generation project tax benefits for the benefit of customers;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Electric utility	$717	$675	$1,418	$1,405
Gas utility	69	59	239	211
Other utility	10	10	23	22
Non-utility	21	19	38	41
Total revenues	817	763	1,718	1,679
Operating expenses:
Electric production fuel and purchased power	138	164	271	348
Electric transmission service	121	72	255	194
Cost of gas sold	31	21	131	106
Other operation and maintenance	160	159	306	322
Depreciation and amortization	165	152	329	298
Taxes other than income taxes	26	27	52	55
Total operating expenses	641	595	1,344	1,323
Operating income	176	168	374	356
Other (income) and deductions:
Interest expense	69	70	138	139
Equity income from unconsolidated investments, net	(19)	(18)	(34)	(31)
Allowance for funds used during construction	(5)	(15)	(9)	(38)
Other	2	3	4	4
Total other (income) and deductions	47	40	99	74
Income before income taxes	129	128	275	282
Income tax benefit	(17)	(8)	(45)	(27)
Net income	146	136	320	309
Preferred dividend requirements of Interstate Power and Light Company	2	2	5	5
Net income attributable to Alliant Energy common shareowners	$144	$134	$315	$304
Weighted average number of common shares outstanding:
Basic	250.2	249.6	250.1	247.0
Diluted	250.6	249.8	250.5	247.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.58	$0.54	$1.26	$1.23
Diluted	$0.57	$0.54	$1.26	$1.23

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15	$54
Accounts receivable, less allowance for expected credit losses	377	412
Production fuel, at weighted average cost	57	66
Gas stored underground, at weighted average cost	32	46
Materials and supplies, at weighted average cost	119	105
Regulatory assets	95	81
Other	204	123
Total current assets	899	887
Property, plant and equipment, net	14,540	14,336
Investments:
ATC Holdings	336	331
Other	170	154
Total investments	506	485
Other assets:
Regulatory assets	1,900	1,929
Deferred charges and other	94	73
Total other assets	1,994	2,002
Total assets	$17,939	$17,710

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$308	$8
Commercial paper	535	389
Accounts payable	392	377
Regulatory liabilities	174	249
Other	230	274
Total current liabilities	1,639	1,297
Long-term debt, net (excluding current portion)	6,468	6,769
Other liabilities:
Deferred tax liabilities	1,865	1,814
Regulatory liabilities	1,080	1,057
Pension and other benefit obligations	477	511
Other	391	374
Total other liabilities	3,813	3,756
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,257,856 and 249,868,415 shares	3	2
Additional paid-in capital	2,722	2,704
Retained earnings	3,106	2,994
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust - 372,337 and 380,542 shares at a weighted average cost of $29.65 and $28.73 per share	(11)	(11)
Total Alliant Energy Corporation common equity	5,819	5,688
Cumulative preferred stock of Interstate Power and Light Company	200	200
Total equity	6,019	5,888
Total liabilities and equity	$17,939	$17,710

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$320	$309
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	329	298
Deferred tax benefit and tax credits	(42)	(29)
Equity component of allowance for funds used during construction	(6)	(27)
Other	8	27
Other changes in assets and liabilities:
Accounts receivable	(265)	(198)
Derivative assets	(68)	(16)
Regulatory liabilities	(69)	(63)
Deferred income taxes	93	82
Pension and other benefit obligations	(34)	(34)
Other	(59)	(30)
Net cash flows from operating activities	207	319
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(426)	(584)
Other	(32)	(24)
Cash receipts on sold receivables	295	210
Other	(27)	6
Net cash flows used for investing activities	(190)	(392)
Cash flows from (used for) financing activities:
Common stock dividends	(203)	(187)
Proceeds from issuance of common stock, net	15	235
Proceeds from issuance of long-term debt	—	1,050
Payments to retire long-term debt	(4)	(654)
Net change in commercial paper	146	(152)
Other	(11)	(28)
Net cash flows from (used for) financing activities	(57)	264
Net increase (decrease) in cash, cash equivalents and restricted cash	(40)	191
Cash, cash equivalents and restricted cash at beginning of period	56	18
Cash, cash equivalents and restricted cash at end of period	$16	$209
Supplemental cash flows information:
Cash paid during the period for:
Interest	($137)	($138)
Income taxes, net	($1)	($5)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$139	$208
Beneficial interest obtained in exchange for securitized accounts receivable	$154	$194

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Electric utility	$402	$388	$788	$813
Gas utility	43	34	134	117
Steam and other	10	10	22	21
Total revenues	455	432	944	951
Operating expenses:
Electric production fuel and purchased power	55	96	114	202
Electric transmission service	79	35	171	119
Cost of gas sold	22	13	72	57
Other operation and maintenance	81	97	158	184
Depreciation and amortization	93	89	187	175
Taxes other than income taxes	14	14	28	29
Total operating expenses	344	344	730	766
Operating income	111	88	214	185
Other (income) and deductions:
Interest expense	34	35	69	69
Allowance for funds used during construction	(3)	(5)	(5)	(15)
Other	2	—	2	2
Total other (income) and deductions	33	30	66	56
Income before income taxes	78	58	148	129
Income tax benefit	(10)	(4)	(22)	(18)
Net income	88	62	170	147
Preferred dividend requirements	2	2	5	5
Net income available for common stock	$86	$60	$165	$142
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$50
Accounts receivable, less allowance for expected credit losses	182	210
Income tax refunds receivable	15	26
Production fuel, at weighted average cost	38	48
Gas stored underground, at weighted average cost	12	20
Materials and supplies, at weighted average cost	72	63
Regulatory assets	72	52
Other	53	27
Total current assets	455	496
Property, plant and equipment, net	7,907	7,889
Other assets:
Regulatory assets	1,416	1,431
Deferred charges and other	47	33
Total other assets	1,463	1,464
Total assets	$9,825	$9,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126	$162
Regulatory liabilities	64	103
Other	180	182
Total current liabilities	370	447
Long-term debt, net	3,346	3,345
Other liabilities:
Deferred tax liabilities	1,054	1,035
Regulatory liabilities	583	573
Pension and other benefit obligations	171	186
Other	322	299
Total other liabilities	2,130	2,093
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,802	2,752
Retained earnings	944	979
Total Interstate Power and Light Company common equity	3,779	3,764
Cumulative preferred stock	200	200
Total equity	3,979	3,964
Total liabilities and equity	$9,825	$9,849

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$170	$147
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	187	175
Deferred tax benefit and tax credits	(11)	(21)
Other	(2)	(6)
Other changes in assets and liabilities:
Accounts receivable	(270)	(219)
Derivative assets	(27)	(15)
Accounts payable	1	26
Regulatory liabilities	(36)	—
Deferred income taxes	30	26
Other	(24)	(36)
Net cash flows from operating activities	18	77
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(191)	(310)
Cash receipts on sold receivables	295	210
Other	(6)	(25)
Net cash flows from (used for) investing activities	98	(125)
Cash flows from (used for) financing activities:
Common stock dividends	(200)	(118)
Capital contributions from parent	50	175
Proceeds from issuance of long-term debt	—	400
Payments to retire long-term debt	—	(200)
Other	(5)	(15)
Net cash flows from (used for) financing activities	(155)	242
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	194
Cash, cash equivalents and restricted cash at beginning of period	50	9
Cash, cash equivalents and restricted cash at end of period	$11	$203
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($69)	($72)
Income taxes, net	$27	$7
Significant non-cash investing and financing activities:
Accrued capital expenditures	$32	$94
Beneficial interest obtained in exchange for securitized accounts receivable	$154	$194

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Electric utility	$315	$287	$630	$592
Gas utility	26	25	105	94
Other	—	—	1	1
Total revenues	341	312	736	687
Operating expenses:
Electric production fuel and purchased power	84	67	158	145
Electric transmission service	42	37	84	75
Cost of gas sold	9	8	59	49
Other operation and maintenance	69	53	128	107
Depreciation and amortization	70	62	139	121
Taxes other than income taxes	12	13	23	24
Total operating expenses	286	240	591	521
Operating income	55	72	145	166
Other (income) and deductions:
Interest expense	26	27	52	52
Allowance for funds used during construction	(2)	(10)	(4)	(23)
Other	—	2	1	2
Total other (income) and deductions	24	19	49	31
Income before income taxes	31	53	96	135
Income tax benefit	(7)	(5)	(26)	(12)
Net income	$38	$58	$122	$147
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Accounts receivable, less allowance for expected credit losses	182	192
Production fuel, at weighted average cost	19	18
Gas stored underground, at weighted average cost	20	26
Materials and supplies, at weighted average cost	44	40
Regulatory assets	23	29
Other	92	54
Total current assets	383	362
Property, plant and equipment, net	6,203	6,022
Other assets:
Regulatory assets	484	498
Deferred charges and other	47	30
Total other assets	531	528
Total assets	$7,117	$6,912

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$192	$257
Accounts payable	203	154
Regulatory liabilities	110	146
Other	94	117
Total current liabilities	599	674
Long-term debt, net	2,131	2,130
Other liabilities:
Deferred tax liabilities	730	702
Regulatory liabilities	497	484
Finance lease obligations - Sheboygan Falls Energy Facility	37	42
Pension and other benefit obligations	205	222
Other	193	180
Total other liabilities	1,662	1,630
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,669	1,459
Retained earnings	990	953
Total Wisconsin Power and Light Company common equity	2,725	2,478
Total liabilities and equity	$7,117	$6,912

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$122	$147
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	139	121
Deferred tax benefit and tax credits	(35)	(12)
Other	10	(7)
Other changes in assets and liabilities:
Accounts receivable	9	23
Derivative assets	(41)	(1)
Regulatory liabilities	(33)	(63)
Deferred income taxes	63	53
Other	(34)	(5)
Net cash flows from operating activities	200	256
Cash flows used for investing activities:
Construction and acquisition expenditures	(235)	(274)
Other	(18)	14
Net cash flows used for investing activities	(253)	(260)
Cash flows from financing activities:
Common stock dividends	(85)	(84)
Capital contributions from parent	210	25
Proceeds from issuance of long-term debt	—	350
Payments to retire long-term debt	—	(150)
Net change in commercial paper	(65)	(130)
Other	(7)	(8)
Net cash flows from financing activities	53	3
Net decrease in cash, cash equivalents and restricted cash	—	(1)
Cash, cash equivalents and restricted cash at beginning of period	3	4
Cash, cash equivalents and restricted cash at end of period	$3	$3
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($52)	($50)
Income taxes, net	($27)	$1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$104	$114

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2020 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - In the second quarter of 2021, WPL received approval from MISO to retire Columbia Units 1 and 2, which had a net book value of approximately $475 million in aggregate as of June 30, 2021, and currently anticipates retiring Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024. Alliant Energy and WPL concluded that Columbia Units 1 and 2 met the criteria to be considered probable of abandonment as of June 30, 2021. WPL is currently allowed a full recovery of and a full return on these EGUs from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no disallowance was required as of June 30, 2021.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Tax-related	$914	$890	$865	$843	$49	$47
Pension and OPEB costs	559	580	281	291	278	289
Asset retirement obligations	123	119	85	81	38	38
Assets retired early	103	113	72	77	31	36
IPL’s DAEC PPA amendment	102	110	102	110	—	—
WPL’s Western Wisconsin gas distribution expansion investments	54	55	—	—	54	55
Derivatives	3	26	2	13	1	13
Other	137	117	81	68	56	49
	$1,995	$2,010	$1,488	$1,483	$507	$527

Other - In February 2021, portions of the central and southern U.S., including Alliant Energy’s service territories, experienced a prolonged period of very cold temperatures and a series of winter storms. These events created significant volatility and increases in commodity prices caused by higher demand for electricity and natural gas and disruptions in commodity supply, resulting in IPL under-recovering its natural gas costs. In March 2021, IPL received approval from the IUB to spread recovery of these higher natural gas costs from its retail customers through December 2021. As of June 30, 2021, IPL’s cumulative under-collection of these natural gas costs was $14 million, which is included in “Other” regulatory assets in the above table. The extreme temperatures in February 2021 did not impact WPL’s natural gas costs and IPL’s and WPL’s fuel-related costs to the extent of IPL’s natural gas costs.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Tax-related	$661	$732	$322	$331	$339	$401
Cost of removal obligations	373	367	245	238	128	129
Derivatives	81	28	40	25	41	3
Electric transmission cost recovery	48	68	23	39	25	29
WPL’s West Riverside liquidated damages	40	38	—	—	40	38
Other	51	73	17	43	34	30
	$1,254	$1,306	$647	$676	$607	$630

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the six months ended June 30, 2021, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily due to returning a portion of these excess deferred tax benefits back to customers.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In April 2021, IPL amended and extended through March 2023 the purchase commitment from the third party to which it sells its receivables. Effective April 2021, the limit on cash proceeds is $110 million. As of June 30, 2021, IPL had $65 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2021	2020	2021	2020
Maximum outstanding aggregate cash proceeds	$110	$65	$110	$96
Average outstanding aggregate cash proceeds	61	11	46	17

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2021	December 31, 2020
Customer accounts receivable	$125	$114
Unbilled utility revenues	88	92
Receivables sold to third party	213	206
Less: cash proceeds	45	1
Deferred proceeds	168	205
Less: allowance for expected credit losses	14	17
Fair value of deferred proceeds	$154	$188

As of June 30, 2021, outstanding receivables past due under the Receivables Agreement were $15 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2021	2020	2021	2020
Collections	$453	$453	$982	$994
Write-offs, net of recoveries	1	1	3	3

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2021	2020	2021	2020
ATC Holdings	($11)	($14)	($22)	($25)
Other	(8)	(4)	(12)	(6)
	($19)	($18)	($34)	($31)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2021	249,868,415
Shareowner Direct Plan	275,892
Equity-based compensation plans	113,549
Shares outstanding, June 30, 2021	250,257,856

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$3	$2,712	$3,063	($1)	($11)	$200	$5,966
Net income attributable to Alliant Energy common shareowners			144				144
Common stock dividends ($0.4025 per share)			(101)				(101)
Shareowner Direct Plan issuances		7					7
Equity-based compensation plans and other		3					3
Ending balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$2	$2,674	$2,834	$2	($10)	$200	$5,702
Net income attributable to Alliant Energy common shareowners			134				134
Common stock dividends ($0.38 per share)			(94)				(94)
Shareowner Direct Plan issuances		7					7
Equity-based compensation plans and other		2					2
Other comprehensive loss, net of tax				(3)			(3)
Ending balance, June 30, 2020	$2	$2,683	$2,874	($1)	($10)	$200	$5,748

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			315				315
Common stock dividends ($0.805 per share)			(203)				(203)
Shareowner Direct Plan issuances	1	14					15
Equity-based compensation plans and other		4					4
Ending balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$2	$2,446	$2,766	$1	($10)	$200	$5,405
Net income attributable to Alliant Energy common shareowners			304				304
Common stock dividends ($0.76 per share)			(187)				(187)
Equity forward settlements and Shareowner Direct Plan issuances		235					235
Equity-based compensation plans and other		2					2
Adoption of new accounting standard, net of tax			(9)				(9)
Other comprehensive loss, net of tax				(2)			(2)
Ending balance, June 30, 2020	$2	$2,683	$2,874	($1)	($10)	$200	$5,748

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$33	$2,752	$957	$200	$3,942
Net income available for common stock			86		86
Common stock dividends			(99)		(99)
Capital contributions from parent		50			50
Ending balance, June 30, 2021	$33	$2,802	$944	$200	$3,979
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$33	$2,448	$914	$200	$3,595
Net income available for common stock			60		60
Common stock dividends			(59)		(59)
Capital contributions from parent		75			75
Ending balance, June 30, 2020	$33	$2,523	$915	$200	$3,671

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			165		165
Common stock dividends			(200)		(200)
Capital contributions from parent		50			50
Ending balance, June 30, 2021	$33	$2,802	$944	$200	$3,979
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$33	$2,348	$891	$200	$3,472
Net income available for common stock			142		142
Common stock dividends			(118)		(118)
Capital contributions from parent		175			175
Ending balance, June 30, 2020	$33	$2,523	$915	$200	$3,671

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$66	$1,584	$995	$2,645
Net income			38	38
Common stock dividends			(43)	(43)
Capital contributions from parent		85		85
Ending balance, June 30, 2021	$66	$1,669	$990	$2,725
Three Months Ended June 30, 2020
Beginning balance, March 31, 2020	$66	$1,459	$911	$2,436
Net income			58	58
Common stock dividends			(42)	(42)
Ending balance, June 30, 2020	$66	$1,459	$927	$2,452

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$2,478
Net income			122	122
Common stock dividends			(85)	(85)
Capital contributions from parent		210		210
Ending balance, June 30, 2021	$66	$1,669	$990	$2,725
Six Months Ended June 30, 2020
Beginning balance, December 31, 2019	$66	$1,434	$864	$2,364
Net income			147	147
Common stock dividends			(84)	(84)
Capital contributions from parent		25		25
Ending balance, June 30, 2020	$66	$1,459	$927	$2,452

NOTE 6. DEBT
Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

June 30, 2021	Alliant Energy	IPL	WPL
Amount outstanding	$535	$—	$192
Weighted average interest rates	0.2%	N/A	0.1%
Available credit facility capacity	$465	$250	$108

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2021	2020	2021	2020	2021	2020
Maximum amount outstanding (based on daily outstanding balances)	$571	$271	$19	$8	$232	$182
Average amount outstanding (based on daily outstanding balances)	$452	$121	$1	$—	$177	$9
Weighted average interest rates	0.2%	0.5%	0.2%	0.5%	0.1%	0.5%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$578	$463	$19	$8	$275	$212
Average amount outstanding (based on daily outstanding balances)	$438	$252	$—	$—	$183	$88
Weighted average interest rates	0.2%	1.5%	0.2%	0.5%	0.1%	1.7%

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2021	2020	2021	2020	2021	2020
Electric Utility:
Retail - residential	$258	$251	$142	$136	$116	$115
Retail - commercial	175	163	115	109	60	54
Retail - industrial	210	197	116	114	94	83
Wholesale	47	40	15	13	32	27
Bulk power and other	27	24	14	16	13	8
Total Electric Utility	717	675	402	388	315	287
Gas Utility:
Retail - residential	39	33	24	18	15	15
Retail - commercial	19	15	12	8	7	7
Retail - industrial	3	2	2	2	1	—
Transportation/other	8	9	5	6	3	3
Total Gas Utility	69	59	43	34	26	25
Other Utility:
Steam	9	9	9	9	—	—
Other utility	1	1	1	1	—	—
Total Other Utility	10	10	10	10	—	—
Non-Utility and Other:
Transportation and other	21	19	—	—	—	—
Total Non-Utility and Other	21	19	—	—	—	—
Total revenues	$817	$763	$455	$432	$341	$312

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2021	2020	2021	2020	2021	2020
Electric Utility:
Retail - residential	$520	$517	$281	$283	$239	$234
Retail - commercial	347	346	225	229	122	117
Retail - industrial	412	407	228	235	184	172
Wholesale	87	80	26	27	61	53
Bulk power and other	52	55	28	39	24	16
Total Electric Utility	1,418	1,405	788	813	630	592
Gas Utility:
Retail - residential	138	124	76	67	62	57
Retail - commercial	72	60	39	32	33	28
Retail - industrial	8	6	5	4	3	2
Transportation/other	21	21	14	14	7	7
Total Gas Utility	239	211	134	117	105	94
Other Utility:
Steam	18	19	18	19	—	—
Other utility	5	3	4	2	1	1
Total Other Utility	23	22	22	21	1	1
Non-Utility and Other:
Transportation and other	38	41	—	—	—	—
Total Non-Utility and Other	38	41	—	—	—	—
Total revenues	$1,718	$1,679	$944	$951	$736	$687

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in Alliant Energy’s, IPL’s and WPL’s overall effective income tax rates for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily due to increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2021 increased revenue requirements, and increased production tax credits at IPL.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Overall income tax rate	(13%)	(6%)	(16%)	(10%)	(13%)	(7%)	(15%)	(14%)	(23%)	(9%)	(27%)	(9%)

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2021, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$322	$297	$3
State net operating losses	2021-2041	652	29	2
Federal tax credits	2022-2041	506	302	182

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$3	$2	$6	$5	$1	$1	$2	$2
Interest cost	9	11	17	22	1	1	2	3
Expected return on plan assets	(17)	(17)	(34)	(35)	(1)	(1)	(2)	(3)
Amortization of actuarial loss	9	8	19	17	1	1	2	2
Settlement losses (a)	—	—	—	4	—	—	—	—
	$4	$4	$8	$13	$2	$2	$4	$4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2	$2	$4	$3	$1	$1	$1	$1
Interest cost	4	5	8	10	—	—	1	1
Expected return on plan assets	(8)	(8)	(16)	(16)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	4	3	8	7	1	1	1	1
	$2	$2	$4	$4	$1	$1	$1	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$2	$2	$—	$1	$—	$1
Interest cost	4	4	8	9	1	—	1	1
Expected return on plan assets	(7)	(7)	(15)	(15)	—	—	—	—
Amortization of actuarial loss	4	4	9	8	—	1	1	1
	$2	$2	$4	$4	$1	$2	$2	$3

(a)Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Compensation expense	$2	$2	$5	$5	$2	$2	$3	$3	$1	$1	$2	$2
Income tax benefits	1	1	2	2	1	1	1	1	1	1	1	1

As of June 30, 2021, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $10 million, $5 million and $4 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2021, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	72,774	$46.19
Performance restricted stock units	72,774	48.61
Restricted stock units	79,862	48.61

As of June 30, 2021, 453,489 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the six months ended June 30, 2021 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$251	$177
Revisions in estimated cash flows	32	26
Liabilities settled	(4)	(3)
Accretion expense	4	3
Balance, June 30	$283	$203

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2021, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	16,242	2021-2022	179,960	2021-2028	5,148	2021-2023	4,284	2021-2022
IPL	4,936	2021-2022	94,049	2021-2028	1,946	2021-2023	—	—
WPL	11,306	2021-2022	85,911	2021-2027	3,202	2021-2023	4,284	2021-2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current derivative assets	$77	$24	$41	$20	$36	$4
Non-current derivative assets	25	10	15	9	10	1
Current derivative liabilities	1	9	1	3	—	6
Non-current derivative liabilities	3	16	1	9	2	7

During the three and six months ended June 30, 2021, Alliant Energy’s, IPL’s and WPL’s derivative assets increased and derivative liabilities decreased primarily as a result of higher natural gas prices. Based on IPL’s and WPL’s natural gas cost recovery mechanisms, this resulted in corresponding decreases in derivative regulatory assets and increases in derivative regulatory liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2021 and December 31, 2020, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at June 30, 2021 and December 31, 2020. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$6	$6	$—	$—	$6	$44	$44	$—	$—	$44
Derivatives	102	—	62	40	102	34	—	5	29	34
Deferred proceeds	154	—	—	154	154	188	—	—	188	188
Liabilities:
Derivatives	4	—	3	1	4	25	—	25	—	25
Long-term debt (incl. current maturities)	6,776	—	7,846	1	7,847	6,777	—	8,107	2	8,109

IPL	June 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$6	$6	$—	$—	$6	$44	$44	$—	$—	$44
Derivatives	56	—	25	31	56	29	—	3	26	29
Deferred proceeds	154	—	—	154	154	188	—	—	188	188
Liabilities:
Derivatives	2	—	1	1	2	12	—	12	—	12
Long-term debt	3,346	—	3,880	—	3,880	3,345	—	4,021	—	4,021

WPL	June 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$46	$—	$37	$9	$46	$5	$—	$2	$3	$5
Liabilities:
Derivatives	2	—	2	—	2	13	—	13	—	13
Long-term debt	2,131	—	2,593	—	2,593	2,130	—	2,690	—	2,690

Information for Alliant Energy’s and IPL’s fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions). Such amounts for WPL were not material.

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2021	2020	2021	2020
Beginning balance, April 1	$15	$14	$107	$188
Total net gains included in changes in net assets (realized/unrealized)	8	12	—	—
Purchases	21	14	—	—
Settlements (a)	(5)	(4)	47	6
Ending balance, June 30	$39	$36	$154	$194
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$8	$12	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2021	2020	2021	2020
Beginning balance, January 1	$29	$21	$188	$188
Total net gains included in changes in net assets (realized/unrealized)	1	9	—	—
Purchases	21	14	—	—
Settlements (a)	(12)	(8)	(34)	6
Ending balance, June 30	$39	$36	$154	$194
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$1	$9	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2021	2020	2021	2020
Beginning balance, April 1	$14	$13	$107	$188
Total net gains included in changes in net assets (realized/unrealized)	4	11	—	—
Purchases	16	11	—	—
Settlements (a)	(4)	(3)	47	6
Ending balance, June 30	$30	$32	$154	$194
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$4	$11	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2021	2020	2021	2020
Beginning balance, January 1	$26	$18	$188	$188
Total net gains (losses) included in changes in net assets (realized/unrealized)	(2)	9	—	—
Purchases	16	11	—	—
Settlements (a)	(10)	(6)	(34)	6
Ending balance, June 30	$30	$32	$154	$194
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($2)	$9	$—	$—
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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2021	$13	$26	$13	$17	$—	$9
December 31, 2020	18	11	17	9	1	2

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At June 30, 2021, Alliant Energy’s and WPL’s minimum future commitments for these projects were $25 million and $22 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2021, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$909	$456	$453
Coal	89	48	41
Other (a)	124	65	29
	$1,122	$569	$523

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2021.

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

As of June 30, 2021, the currently known partnership obligations for the abandonment obligations are estimated at $68 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $68 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both June 30, 2021 and December 31, 2020, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $74 million as of June 30, 2021 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2021 and December 31, 2020.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2021, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At June 30, 2021, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$9	-	$24	$6	-	$19
Current and non-current environmental liabilities	$12			$9

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

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2021
Revenues	$717	$69	$10	$796	$21	$817
Operating income (loss)	164	3	(1)	166	10	176
Net income attributable to Alliant Energy common shareowners				124	20	144
Three Months Ended June 30, 2020
Revenues	$675	$59	$10	$744	$19	$763
Operating income	152	7	1	160	8	168
Net income attributable to Alliant Energy common shareowners				118	16	134

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2021
Revenues	$1,418	$239	$23	$1,680	$38	$1,718
Operating income	311	47	1	359	15	374
Net income attributable to Alliant Energy common shareowners				287	28	315
Six Months Ended June 30, 2020
Revenues	$1,405	$211	$22	$1,638	$41	$1,679
Operating income	298	49	4	351	5	356
Net income attributable to Alliant Energy common shareowners				289	15	304

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2021
Revenues	$402	$43	$10	$455
Operating income	107	3	1	111
Net income available for common stock				86
Three Months Ended June 30, 2020
Revenues	$388	$34	$10	$432
Operating income	82	5	1	88
Net income available for common stock				60
Six Months Ended June 30, 2021
Revenues	$788	$134	$22	$944
Operating income	179	33	2	214
Net income available for common stock				165
Six Months Ended June 30, 2020
Revenues	$813	$117	$21	$951
Operating income	149	33	3	185
Net income available for common stock				142

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2021
Revenues	$315	$26	$—	$341
Operating income (loss)	57	—	(2)	55
Net income				38
Three Months Ended June 30, 2020
Revenues	$287	$25	$—	$312
Operating income	70	2	—	72
Net income				58
Six Months Ended June 30, 2021
Revenues	$630	$105	$1	$736
Operating income (loss)	132	14	(1)	145
Net income				122
Six Months Ended June 30, 2020
Revenues	$592	$94	$1	$687
Operating income	149	16	1	166
Net income				147

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020
Corporate Services billings	$48	$44	$88	$81	$41	$35	$76	$67
Sales credited	4	10	5	25	6	2	7	4
Purchases billed	99	57	242	138	21	20	47	40

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Net payables to Corporate Services	$126	$110	$72	$73

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2021	2020	2021	2020
ATC billings to WPL	$30	$25	$62	$53
WPL billings to ATC	6	3	9	6

WPL owed ATC net amounts of $9 million as of June 30, 2021 and $9 million as of December 31, 2020.

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

2021 HIGHLIGHTS

Key highlights since the filing of the 2020 Form 10-K include the following:

Customer Investments:
•In March 2021, WPL filed a Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 414 MW of new solar generation by the end of 2023 in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW). In June 2021, WPL received an order from the PSCW authorizing WPL to acquire, own and operate 675 MW of new solar generation in various Wisconsin counties. The 1,089 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, and Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024 (595 MW in aggregate), which are the last coal-fired EGUs at WPL. The retirement of these coal-fired EGUs supports Alliant Energy’s strategy, which is focused on meeting its customers’ energy needs in an economical, efficient and sustainable manner.

Rate Matters:
•In May 2021, WPL filed a proposed settlement with the PSCW for annual base rate increases of $70 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain intervenor groups. The key drivers for the proposed annual base rate increases include lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the settlement proposes WPL maintain its current authorized return on common equity of 10%, implement a 54% common equity component of regulatory capital structure, as well as receive a recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by the end of 2022. WPL currently expects any rate changes granted from this request to be effective on January 1, 2022 and extend through the end of 2023.
•In June 2021, the IUB adopted new rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and the related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues shall be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls with a standard of reasonableness of 50 basis points above or 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted.

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
•In April 2021, legislation was enacted in Iowa prohibiting counties and cities from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to a diversified base of retail customers and industries.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended June 30 were as follows (dollars in millions, except per share amounts):

	2021		2020
	Income	EPS	Income	EPS
Utilities and Corporate Services	$128	$0.51	$121	$0.48
ATC Holdings	8	0.03	10	0.04
Non-utility and Parent	8	0.03	3	0.02
Alliant Energy Consolidated	$144	$0.57	$134	$0.54

Alliant Energy’s Utilities and Corporate Services net income increased by $7 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base and higher retail electric and gas sales due to warmer temperatures in the second quarter of 2021 compared to the second quarter of 2020. These items were partially offset by higher depreciation expense, lower allowance for funds used during construction and higher WPL electric fuel-related costs, net of recoveries.

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2021	2020	2021	2020	2021	2020
Operating income	$176	$168	$111	$88	$55	$72
Electric utility revenues	$717	$675	$402	$388	$315	$287
Electric production fuel and purchased power expenses	(138)	(164)	(55)	(96)	(84)	(67)
Electric transmission service expense	(121)	(72)	(79)	(35)	(42)	(37)
Utility Electric Margin (non-GAAP)	458	439	268	257	189	183
Gas utility revenues	69	59	43	34	26	25
Cost of gas sold	(31)	(21)	(22)	(13)	(9)	(8)
Utility Gas Margin (non-GAAP)	38	38	21	21	17	17
Other utility revenues	10	10	10	10	—	—
Non-utility revenues	21	19	—	—	—	—
Other operation and maintenance expenses	(160)	(159)	(81)	(97)	(69)	(53)
Depreciation and amortization expenses	(165)	(152)	(93)	(89)	(70)	(62)
Taxes other than income tax expense	(26)	(27)	(14)	(14)	(12)	(13)
Operating income	$176	$168	$111	$88	$55	$72

	Alliant Energy		IPL		WPL
Six Months	2021	2020	2021	2020	2021	2020
Operating income	$374	$356	$214	$185	$145	$166
Electric utility revenues	$1,418	$1,405	$788	$813	$630	$592
Electric production fuel and purchased power expenses	(271)	(348)	(114)	(202)	(158)	(145)
Electric transmission service expense	(255)	(194)	(171)	(119)	(84)	(75)
Utility Electric Margin (non-GAAP)	892	863	503	492	388	372
Gas utility revenues	239	211	134	117	105	94
Cost of gas sold	(131)	(106)	(72)	(57)	(59)	(49)
Utility Gas Margin (non-GAAP)	108	105	62	60	46	45
Other utility revenues	23	22	22	21	1	1
Non-utility revenues	38	41	—	—	—	—
Other operation and maintenance expenses	(306)	(322)	(158)	(184)	(128)	(107)
Depreciation and amortization expenses	(329)	(298)	(187)	(175)	(139)	(121)
Taxes other than income tax expense	(52)	(55)	(28)	(29)	(23)	(24)
Operating income	$374	$356	$214	$185	$145	$166

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2021 compared to the same periods in 2020 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$19	$11	$6	$29	$11	$16
Total higher utility gas margin variance (Refer to details below)	—	—	—	3	2	1
Total lower (higher) other operation and maintenance expenses variance (Refer to details below)	(1)	16	(16)	16	26	(21)
Higher depreciation and amortization expense primarily due to additional plant in service in 2020 and 2021, including IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm	(13)	(4)	(8)	(31)	(12)	(18)
Other	3	—	1	1	2	1
	$8	$23	($17)	$18	$29	($21)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$643	$611	5,959	5,609	$61	$50	6,604	7,023
Sales for resale	58	51	1,487	1,630	N/A	N/A	N/A	N/A
Transportation/Other	16	13	16	18	8	9	23,056	25,888
	$717	$675	7,462	7,257	$69	$59	29,660	32,911
Six Months
Retail	$1,279	$1,270	12,231	11,734	$218	$190	30,035	29,045
Sales for resale	103	108	2,558	3,509	N/A	N/A	N/A	N/A
Transportation/Other	36	27	35	36	21	21	47,746	54,704
	$1,418	$1,405	14,824	15,279	$239	$211	77,781	83,749

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$373	$359	3,314	3,189	$38	$28	3,428	3,456
Sales for resale	17	22	386	1,074	N/A	N/A	N/A	N/A
Transportation/Other	12	7	7	8	5	6	9,241	8,813
	$402	$388	3,707	4,271	$43	$34	12,669	12,269
Six Months
Retail	$734	$747	6,896	6,671	$120	$103	15,566	15,077
Sales for resale	28	50	673	2,325	N/A	N/A	N/A	N/A
Transportation/Other	26	16	17	18	14	14	20,419	20,107
	$788	$813	7,586	9,014	$134	$117	35,985	35,184

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$270	$252	2,645	2,420	$23	$22	3,176	3,567
Sales for resale	41	29	1,101	556	N/A	N/A	N/A	N/A
Transportation/Other	4	6	9	10	3	3	13,815	17,075
	$315	$287	3,755	2,986	$26	$25	16,991	20,642
Six Months
Retail	$545	$523	5,335	5,063	$98	$87	14,469	13,968
Sales for resale	75	58	1,885	1,184	N/A	N/A	N/A	N/A
Transportation/Other	10	11	18	18	7	7	27,327	34,597
	$630	$592	7,238	6,265	$105	$94	41,796	48,565

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 6% and decreased 6%, respectively, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to changes in temperatures and COVID-19 impacts in Alliant Energy’s service territories. Alliant Energy’s retail electric and gas sales volumes increased 4% and 3%, respectively, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to changes in temperatures and COVID-19 impacts in Alliant Energy’s service territories, partially offset by the impact on sales of the additional day due to leap year in 2020. For the three and six months ended June 30, 2021, changes in COVID-19 impacts resulted in decreases for retail electric residential sales volumes and increases for retail electric commercial and industrial sales.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
IPL	$9	$2	$7	$11	($1)	$12	$—	$2	($2)	$2	$—	$2
WPL	8	3	5	9	—	9	—	—	—	—	(1)	1
Total Alliant Energy	$17	$5	$12	$20	($1)	$21	$—	$2	($2)	$2	($1)	$3

Electric Sales for Resale - Electric sales for resale volume changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in sales for resale revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Gas Transportation/Other - Gas transportation/other sales volume changes were largely due to changes in the gas volumes supplied to Alliant Energy’s natural gas-fired EGUs caused by the availability and dispatch of such EGUs. Changes in these transportation/other revenues did not have a significant impact on gas margins.

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements due to increasing rate base (a) (b)	$13	$9	$4	$26	$19	$7
Estimated changes in sales volumes caused by temperatures	12	7	5	21	12	9
Lower revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	(5)	(5)	—	(12)	(12)	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(3)	(3)	—	(8)	(8)	—
Higher WPL electric fuel-related costs, net of recoveries	(7)	—	(7)	(7)	—	(7)
Other (includes higher temperature-normalized sales primarily due to COVID-19 impacts)	9	3	4	9	—	7
	$19	$11	$6	$29	$11	$16

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
(b)In December 2020, the PSCW issued an order authorizing WPL to maintain its current retail electric base rates through the end of 2021. WPL will utilize anticipated fuel-related cost savings and excess deferred income tax benefits in 2021 to offset the revenue requirement impacts of increasing electric rate base, including the Kossuth wind farm, which was placed in service in October 2020. The lower fuel expense benefits are recognized in electric margin and the additional amount of excess deferred income tax benefits is recognized as a reduction in income tax expense.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	($2)	($2)	$—	$3	$2	$1
Other	2	2	—	—	—	—
	$—	$—	$—	$3	$2	$1

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower bad debt expense at IPL	$3	$3	$—	$10	$10	$—
Credit loss charge in 2020 related to guarantees for an affiliate of Whiting Petroleum	—	—	—	8	—	—
Lower energy efficiency expense at IPL (primarily offset by lower revenues)	3	3	—	8	8	—
Higher generation operation and maintenance expenses	(7)	(1)	(6)	(11)	(4)	(7)
Other	—	11	(10)	1	12	(14)
	($1)	$16	($16)	$16	$26	($21)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower allowance for funds used during construction primarily due to changes in construction work in progress balances related to IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm placed in service in 2020	($10)	($2)	($8)	($29)	($10)	($19)
Other	3	(1)	3	4	—	1
	($7)	($3)	($5)	($25)	($10)	($18)

Income Taxes - Refer to Note 8 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2020 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2021, Alliant Energy had $15 million of cash and cash equivalents, $465 million ($107 million at the parent company, $250 million at IPL and $108 million at WPL) of available capacity under the single revolving credit facility and $65 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2021 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Cash, cash equivalents and restricted cash, January 1	$56	$18	$50	$9	$3	$4
Cash flows from (used for):
Operating activities	207	319	18	77	200	256
Investing activities	(190)	(392)	98	(125)	(253)	(260)
Financing activities	(57)	264	(155)	242	53	3
Net increase (decrease)	(40)	191	(39)	194	—	(1)
Cash, cash equivalents and restricted cash, June 30	$16	$209	$11	$203	$3	$3

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Changes in the sales of accounts receivable at IPL	($45)	($45)	$—
Higher natural gas cost payments from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL (Refer to Note 2)	(14)	(14)	—
Refunds received in 2020 related to the MISO transmission owner return on equity complaint November 2019 FERC order	(13)	(10)	(3)
Changes in credits issued to IPL’s retail electric customers through its tax benefit rider related to excess deferred income taxes amortization	(12)	(12)	—
Credits issued to IPL’s retail electric customers in 2021 through its transmission cost rider for refunds received in 2020 for the MISO transmission owner return on equity complaints	(12)	(12)	—
Credits issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates	42	42	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	24	14	10
Changes in income taxes paid/refunded	4	20	(28)
Other (primarily due to other changes in working capital)	(86)	(42)	(35)
	($112)	($59)	($56)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower utility construction and acquisition expenditures (a)	$158	$119	$39
Changes in the amount of cash receipts on sold receivables	85	85	—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for West Riverside	(42)	—	(42)
Other	1	19	10
	$202	$223	$7

(a)Largely due to lower expenditures for IPL’s and WPL’s expansion of wind generation and WPL’s West Riverside Energy Center, partially offset by higher expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - As a result of rising prices for certain commodity, labor and other costs, as well as additional solar generation included in WPL’s Certificate of Authority filings, Alliant Energy, IPL and WPL currently expect higher construction expenditures for WPL’s 1,089 MW of solar generation and IPL’s 400 MW of solar generation than what was previously included in the anticipated construction and acquisition expenditures included in “Liquidity and Capital Resources” in the 2020 Form 10-K. In July 2021, WPL notified the PSCW that it currently expects estimated construction costs and related rate base additions associated with its 675 MW of new solar generation will exceed amounts approved by the PSCW in June 2021 by approximately 7-10%.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($1,050)	($400)	($350)
Lower net proceeds from common stock issuances	(220)	—	—
Higher common stock dividends	(16)	(82)	(1)
Lower payments to retire long-term debt	650	200	150
Net changes in the amount of commercial paper outstanding	298	—	65
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(125)	185
Other	17	10	1
	($321)	($397)	$50

WPL Solar Project Tax Equity Credits - WPL proposes to own and operate the 1,089 MWs of solar generation projects discussed in “2021 Highlights,” which are currently expected to qualify for 30% investment tax credits, through a tax equity partnership, with approximately 35% to 45% of the construction costs financed with capital from the tax equity partner. WPL requested the PSCW to include $355 million and $585 million in rate base for the 414 MW and 675 MW of new solar generation, respectively, which reflects its portion of capital expenditures, less the amounts expected to be financed by the tax equity partner.

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2021.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2020 Form 10-K and has not changed materially from the items reported in the 2020 Form 10-K, except for the items described in Notes 3 and 13.

OTHER MATTERS

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2020 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - Refer to Note 1(b) for discussion of the anticipated retirement of Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024, and Alliant Energy’s and WPL’s conclusion that these EGUs met the criteria to be considered probable of abandonment and no impairment was required as of June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2020 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2021 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2021.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2020 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2021 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	3,985	$54.20	—	N/A
May 1 through May 31	2,732	56.50	—	N/A
June 1 through June 30	97	57.85	—	N/A
	6,814	55.18	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2021.

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

