Form 10-Q
period 2021-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2021-11-05
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2021:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,360,787 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2020 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2020	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
AFUDC	Allowance for funds used during construction	IUB	Iowa Utilities Board
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company LLC	MISO	Midcontinent Independent System Operator, Inc.
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MW	Megawatt
Corporate Services	Alliant Energy Corporate Services, Inc.	MWh	Megawatt-hour
COVID-19	Novel coronavirus	N/A	Not applicable
DAEC	Duane Arnold Energy Center	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	SEC	Securities and Exchange Commission
Federal Tax Reform	Tax Cuts and Jobs Act	U.S.	United States of America
FERC	Federal Energy Regulatory Commission	West Riverside	West Riverside Energy Center
Financial Statements	Condensed Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•the direct or indirect effects resulting from the COVID-19 pandemic, including vaccine mandates and testing requirements, on sales volumes, margins, operations, employees, contractors, vendors, the ability to complete construction projects, supply chains, customers’ inability to pay bills, suspension of disconnects, the market value of the assets that fund pension plans and the potential for additional funding requirements, the ability of counterparties to meet their obligations, compliance with regulatory requirements, the ability to implement regulatory plans, economic conditions and access to capital markets;
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

•the impacts of changes in the tax code, including tax rates, minimum tax rates, and adjustments made to deferred tax assets and liabilities;
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
•inflation and interest rates;
•the ability to complete construction of solar generation projects within the cost targets set by regulators due to cost increases of materials, equipment and commodities including due to tariffs, labor issues or supply shortages, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the solar generation project tax benefits for the benefit of customers;
•disruptions to the supply of materials, equipment and commodities needed to construct solar generation projects, including due to shortages, labor issues or transportation issues, which may impact the ability to meet capacity requirements and result in increased capacity expense;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Electric utility	$939	$852	$2,357	$2,257
Gas utility	50	42	289	253
Other utility	13	10	36	32
Non-utility	22	16	60	57
Total revenues	1,024	920	2,742	2,599
Operating expenses:
Electric production fuel and purchased power	207	179	478	527
Electric transmission service	148	132	403	326
Cost of gas sold	18	11	149	117
Other operation and maintenance	171	143	477	465
Depreciation and amortization	165	156	494	454
Taxes other than income taxes	26	27	78	82
Total operating expenses	735	648	2,079	1,971
Operating income	289	272	663	628
Other (income) and deductions:
Interest expense	68	68	206	207
Equity income from unconsolidated investments, net	(13)	(15)	(47)	(46)
Allowance for funds used during construction	(7)	(13)	(16)	(51)
Other	3	3	7	7
Total other (income) and deductions	51	43	150	117
Income before income taxes	238	229	513	511
Income tax benefit	(21)	(20)	(66)	(47)
Net income	259	249	579	558
Preferred dividend requirements of Interstate Power and Light Company	3	3	8	8
Net income attributable to Alliant Energy common shareowners	$256	$246	$571	$550
Weighted average number of common shares outstanding:
Basic	250.3	249.7	250.2	247.9
Diluted	250.8	250.0	250.6	248.1
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$1.02	$0.99	$2.28	$2.22
Diluted	$1.02	$0.98	$2.28	$2.22

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20	$54
Accounts receivable, less allowance for expected credit losses	392	412
Production fuel, at weighted average cost	42	66
Gas stored underground, at weighted average cost	58	46
Materials and supplies, at weighted average cost	118	105
Regulatory assets	111	81
Other	274	123
Total current assets	1,015	887
Property, plant and equipment, net	14,738	14,336
Investments:
ATC Holdings	338	331
Other	176	154
Total investments	514	485
Other assets:
Regulatory assets	1,907	1,929
Deferred charges and other	155	73
Total other assets	2,062	2,002
Total assets	$18,329	$17,710

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$383	$8
Commercial paper	316	389
Accounts payable	361	377
Regulatory liabilities	231	249
Other	266	274
Total current liabilities	1,557	1,297
Long-term debt, net (excluding current portion)	6,692	6,769
Other liabilities:
Deferred tax liabilities	1,906	1,814
Regulatory liabilities	1,130	1,057
Pension and other benefit obligations	452	511
Other	407	374
Total other liabilities	3,895	3,756
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,360,787 and 249,868,415 shares	3	2
Additional paid-in capital	2,733	2,704
Retained earnings	3,261	2,994
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust - 377,875 and 380,542 shares at a weighted average cost of $30.14 and $28.73 per share	(11)	(11)
Total Alliant Energy Corporation common equity	5,985	5,688
Cumulative preferred stock of Interstate Power and Light Company	200	200
Total equity	6,185	5,888
Total liabilities and equity	$18,329	$17,710

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$579	$558
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	494	454
Deferred tax benefit and tax credits	(69)	(48)
Other	7	(17)
Other changes in assets and liabilities:
Accounts receivable	(397)	(316)
Derivative assets	(202)	(22)
Regulatory liabilities	25	(72)
Deferred income taxes	160	143
Pension and other benefit obligations	(59)	(61)
DAEC PPA amendment buyout payment	—	(110)
Other	(61)	(73)
Net cash flows from operating activities	477	436
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(772)	(935)
Other	(60)	(39)
Cash receipts on sold receivables	423	318
Other	(43)	(23)
Net cash flows used for investing activities	(452)	(679)
Cash flows from (used for) financing activities:
Common stock dividends	(304)	(281)
Proceeds from issuance of common stock, net	22	241
Proceeds from issuance of long-term debt	300	1,050
Payments to retire long-term debt	(4)	(654)
Net change in commercial paper	(73)	85
Other	2	(22)
Net cash flows from (used for) financing activities	(57)	419
Net increase (decrease) in cash, cash equivalents and restricted cash	(32)	176
Cash, cash equivalents and restricted cash at beginning of period	56	18
Cash, cash equivalents and restricted cash at end of period	$24	$194
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($197)	($197)
Income taxes, net	($1)	$6
Significant non-cash investing and financing activities:
Accrued capital expenditures	$91	$202
Beneficial interest obtained in exchange for securitized accounts receivable	$164	$201

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Electric utility	$555	$519	$1,343	$1,332
Gas utility	31	24	165	141
Steam and other	13	10	35	31
Total revenues	599	553	1,543	1,504
Operating expenses:
Electric production fuel and purchased power	101	102	215	304
Electric transmission service	103	93	274	212
Cost of gas sold	12	6	84	63
Other operation and maintenance	95	85	253	269
Depreciation and amortization	94	89	281	264
Taxes other than income taxes	14	16	42	45
Total operating expenses	419	391	1,149	1,157
Operating income	180	162	394	347
Other (income) and deductions:
Interest expense	34	35	103	104
Allowance for funds used during construction	(2)	(6)	(7)	(21)
Other	—	1	2	3
Total other (income) and deductions	32	30	98	86
Income before income taxes	148	132	296	261
Income tax benefit	(12)	(19)	(34)	(37)
Net income	160	151	330	298
Preferred dividend requirements	3	3	8	8
Net income available for common stock	$157	$148	$322	$290
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13	$50
Accounts receivable, less allowance for expected credit losses	205	210
Production fuel, at weighted average cost	32	48
Gas stored underground, at weighted average cost	33	20
Materials and supplies, at weighted average cost	71	63
Regulatory assets	86	52
Other	108	53
Total current assets	548	496
Property, plant and equipment, net	7,931	7,889
Other assets:
Regulatory assets	1,421	1,431
Deferred charges and other	78	33
Total other assets	1,499	1,464
Total assets	$9,978	$9,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140	$162
Regulatory liabilities	104	103
Other	171	182
Total current liabilities	415	447
Long-term debt, net	3,347	3,345
Other liabilities:
Deferred tax liabilities	1,079	1,035
Regulatory liabilities	616	573
Pension and other benefit obligations	161	186
Other	325	299
Total other liabilities	2,181	2,093
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,802	2,752
Retained earnings	1,000	979
Total Interstate Power and Light Company common equity	3,835	3,764
Cumulative preferred stock	200	200
Total equity	4,035	3,964
Total liabilities and equity	$9,978	$9,849

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$330	$298
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	281	264
Deferred tax benefit and tax credits	(13)	(42)
Other	(1)	(9)
Other changes in assets and liabilities:
Accounts receivable	(412)	(337)
Derivative assets	(86)	(12)
Regulatory assets	(33)	(32)
Regulatory liabilities	30	(11)
Deferred income taxes	56	62
Pension and other benefit obligations	(25)	(19)
DAEC PPA amendment buyout payment	—	(110)
Other	(32)	(33)
Net cash flows from operating activities	95	19
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(285)	(465)
Cash receipts on sold receivables	423	318
Other	(16)	(55)
Net cash flows from (used for) investing activities	122	(202)
Cash flows from (used for) financing activities:
Common stock dividends	(301)	(177)
Capital contributions from parent	50	345
Proceeds from issuance of long-term debt	—	400
Payments to retire long-term debt	—	(200)
Other	(3)	(9)
Net cash flows from (used for) financing activities	(254)	359
Net increase (decrease) in cash, cash equivalents and restricted cash	(37)	176
Cash, cash equivalents and restricted cash at beginning of period	50	9
Cash, cash equivalents and restricted cash at end of period	$13	$185
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($106)	($109)
Income taxes, net	$28	($12)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$30	$150
Beneficial interest obtained in exchange for securitized accounts receivable	$164	$201

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Electric utility	$384	$333	$1,014	$925
Gas utility	19	18	124	112
Other	—	—	1	1
Total revenues	403	351	1,139	1,038
Operating expenses:
Electric production fuel and purchased power	105	78	263	223
Electric transmission service	44	39	128	114
Cost of gas sold	6	4	65	53
Other operation and maintenance	66	65	194	172
Depreciation and amortization	70	65	209	186
Taxes other than income taxes	12	11	35	35
Total operating expenses	303	262	894	783
Operating income	100	89	245	255
Other (income) and deductions:
Interest expense	25	26	77	78
Allowance for funds used during construction	(5)	(6)	(9)	(29)
Other	2	1	3	3
Total other (income) and deductions	22	21	71	52
Income before income taxes	78	68	174	203
Income tax benefit	(15)	(5)	(41)	(17)
Net income	$93	$73	$215	$220
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Accounts receivable, less allowance for expected credit losses	175	192
Production fuel, at weighted average cost	10	18
Gas stored underground, at weighted average cost	25	26
Materials and supplies, at weighted average cost	45	40
Regulatory assets	25	29
Prepaid gross receipts tax	29	42
Other	99	12
Total current assets	412	362
Property, plant and equipment, net	6,367	6,022
Other assets:
Regulatory assets	486	498
Deferred charges and other	76	30
Total other assets	562	528
Total assets	$7,341	$6,912

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$3	$257
Accounts payable	160	154
Regulatory liabilities	127	146
Other	116	117
Total current liabilities	406	674
Long-term debt, net	2,429	2,130
Other liabilities:
Deferred tax liabilities	747	702
Regulatory liabilities	514	484
Finance lease obligations - Sheboygan Falls Energy Facility	34	42
Pension and other benefit obligations	193	222
Other	206	180
Total other liabilities	1,694	1,630
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,704	1,459
Retained earnings	1,042	953
Total Wisconsin Power and Light Company common equity	2,812	2,478
Total liabilities and equity	$7,341	$6,912

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$215	$220
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	209	186
Deferred tax benefit and tax credits	(63)	(9)
Other	12	(8)
Other changes in assets and liabilities:
Derivative assets	(116)	(10)
Regulatory liabilities	(5)	(61)
Deferred income taxes	108	79
Other	(11)	5
Net cash flows from operating activities	349	402
Cash flows used for investing activities:
Construction and acquisition expenditures	(487)	(470)
Other	(23)	5
Net cash flows used for investing activities	(510)	(465)
Cash flows from financing activities:
Common stock dividends	(126)	(127)
Capital contributions from parent	245	25
Proceeds from issuance of long-term debt	300	350
Payments to retire long-term debt	—	(150)
Net change in commercial paper	(254)	(29)
Other	(3)	(8)
Net cash flows from financing activities	162	61
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(2)
Cash, cash equivalents and restricted cash at beginning of period	3	4
Cash, cash equivalents and restricted cash at end of period	$4	$2
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($72)	($71)
Income taxes, net	($24)	$5
Significant non-cash investing and financing activities:
Accrued capital expenditures	$59	$50

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2020 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - In the second quarter of 2021, WPL received approval from MISO to retire Columbia Units 1 and 2, which had a net book value of approximately $470 million in aggregate as of September 30, 2021, and currently anticipates retiring Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024. Alliant Energy and WPL concluded that Columbia Units 1 and 2 met the criteria to be considered probable of abandonment as of September 30, 2021. WPL is currently allowed a full recovery of and a full return on these EGUs from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no disallowance was required as of September 30, 2021.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Tax-related	$931	$890	$881	$843	$50	$47
Pension and OPEB costs	549	580	276	291	273	289
Asset retirement obligations	124	119	85	81	39	38
Assets retired early	98	113	69	77	29	36
IPL’s DAEC PPA amendment	96	110	96	110	—	—
WPL’s Western Wisconsin gas distribution expansion investments	53	55	—	—	53	55
Commodity cost recovery	32	4	17	1	15	3
Derivatives	4	26	4	13	—	13
Other	131	113	79	67	52	46
	$2,018	$2,010	$1,507	$1,483	$511	$527

Commodity cost recovery - In February 2021, portions of the central and southern U.S., including Alliant Energy’s service territories, experienced a prolonged period of very cold temperatures and a series of winter storms. These events created significant volatility and increases in commodity prices caused by higher demand for electricity and natural gas and disruptions in commodity supply, resulting in IPL under-recovering its natural gas costs. In March 2021, IPL received approval from the IUB to spread recovery of these higher natural gas costs from its retail customers through December 2021. As of September 30, 2021, IPL’s cumulative under-collection of natural gas costs was $15 million. The extreme temperatures in February 2021 did not impact WPL’s natural gas costs and IPL’s and WPL’s fuel-related costs to the extent of IPL’s natural gas costs.

The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2021, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $12 million deferral as of September 30, 2021.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Tax-related	$611	$732	$313	$331	$298	$401
Cost of removal obligations	383	367	252	238	131	129
Derivatives	221	28	104	25	117	3
Electric transmission cost recovery	53	68	29	39	24	29
WPL’s West Riverside liquidated damages	40	38	—	—	40	38
Other	53	73	22	43	31	30
	$1,361	$1,306	$720	$676	$641	$630

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. During the nine months ended September 30, 2021, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily due to returning a portion of these excess deferred tax benefits back to customers.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In April 2021, IPL amended and extended through March 2023 the purchase commitment from the third party to which it sells its receivables. Effective April 2021, the limit on cash proceeds is $110 million. As of September 30, 2021, IPL had $60 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2021	2020	2021	2020
Maximum outstanding aggregate cash proceeds	$110	$1	$110	$96
Average outstanding aggregate cash proceeds	65	1	52	12

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2021	December 31, 2020
Customer accounts receivable	$145	$114
Unbilled utility revenues	83	92
Receivables sold to third party	228	206
Less: cash proceeds	50	1
Deferred proceeds	178	205
Less: allowance for expected credit losses	14	17
Fair value of deferred proceeds	$164	$188

As of September 30, 2021, outstanding receivables past due under the Receivables Agreement were $19 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2021	2020	2021	2020
Collections	$607	$561	$1,589	$1,555
Write-offs, net of recoveries	4	1	7	4

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2021	2020	2021	2020
ATC Holdings	($12)	($11)	($34)	($36)
Other	(1)	(4)	(13)	(10)
	($13)	($15)	($47)	($46)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2021	249,868,415
Shareowner Direct Plan	378,823
Equity-based compensation plans	113,549
Shares outstanding, September 30, 2021	250,360,787

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019
Net income attributable to Alliant Energy common shareowners			256				256
Common stock dividends ($0.4025 per share)			(101)				(101)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		5					5
Ending balance, September 30, 2021	$3	$2,733	$3,261	($1)	($11)	$200	$6,185
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$2	$2,683	$2,874	($1)	($10)	$200	$5,748
Net income attributable to Alliant Energy common shareowners			246				246
Common stock dividends ($0.38 per share)			(94)				(94)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		4			(1)		3
Ending balance, September 30, 2020	$2	$2,693	$3,026	($1)	($11)	$200	$5,909

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			571				571
Common stock dividends ($1.2075 per share)			(304)				(304)
Shareowner Direct Plan issuances	1	21					22
Equity-based compensation plans and other		8					8
Ending balance, September 30, 2021	$3	$2,733	$3,261	($1)	($11)	$200	$6,185
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$2	$2,446	$2,766	$1	($10)	$200	$5,405
Net income attributable to Alliant Energy common shareowners			550				550
Common stock dividends ($1.14 per share)			(281)				(281)
Equity forward settlements and Shareowner Direct Plan issuances		241					241
Equity-based compensation plans and other		6			(1)		5
Adoption of new accounting standard, net of tax			(9)				(9)
Other comprehensive loss, net of tax				(2)			(2)
Ending balance, September 30, 2020	$2	$2,693	$3,026	($1)	($11)	$200	$5,909

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$33	$2,802	$944	$200	$3,979
Net income available for common stock			157		157
Common stock dividends			(101)		(101)
Ending balance, September 30, 2021	$33	$2,802	$1,000	$200	$4,035
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$33	$2,523	$915	$200	$3,671
Net income available for common stock			148		148
Common stock dividends			(59)		(59)
Capital contributions from parent		170			170
Ending balance, September 30, 2020	$33	$2,693	$1,004	$200	$3,930

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			322		322
Common stock dividends			(301)		(301)
Capital contributions from parent		50			50
Ending balance, September 30, 2021	$33	$2,802	$1,000	$200	$4,035
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$33	$2,348	$891	$200	$3,472
Net income available for common stock			290		290
Common stock dividends			(177)		(177)
Capital contributions from parent		345			345
Ending balance, September 30, 2020	$33	$2,693	$1,004	$200	$3,930

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$66	$1,669	$990	$2,725
Net income			93	93
Common stock dividends			(41)	(41)
Capital contributions from parent		35		35
Ending balance, September 30, 2021	$66	$1,704	$1,042	$2,812
Three Months Ended September 30, 2020
Beginning balance, June 30, 2020	$66	$1,459	$927	$2,452
Net income			73	73
Common stock dividends			(43)	(43)
Ending balance, September 30, 2020	$66	$1,459	$957	$2,482

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$2,478
Net income			215	215
Common stock dividends			(126)	(126)
Capital contributions from parent		245		245
Ending balance, September 30, 2021	$66	$1,704	$1,042	$2,812
Nine Months Ended September 30, 2020
Beginning balance, December 31, 2019	$66	$1,434	$864	$2,364
Net income			220	220
Common stock dividends			(127)	(127)
Capital contributions from parent		25		25
Ending balance, September 30, 2020	$66	$1,459	$957	$2,482

NOTE 6. PREFERRED STOCK
In November 2021, IPL announced it will redeem all 8,000,000 outstanding shares of its 5.1% cumulative preferred stock in December 2021 at par value for approximately $200 million plus accrued and unpaid dividends up to the redemption date.

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In the third quarter of 2021, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $500 million for Alliant Energy at the parent company level, $100 million for IPL and $400 million for WPL, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, which currently expires in August 2023, classified as short-term debt was as follows (dollars in millions):

September 30, 2021	Alliant Energy	IPL	WPL
Amount outstanding	$316	$—	$3
Weighted average interest rates	0.2%	N/A	0.1%
Available credit facility capacity	$684	$100	$397

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2021	2020	2021	2020	2021	2020
Maximum amount outstanding (based on daily outstanding balances)	$648	$422	$8	$—	$320	$139
Average amount outstanding (based on daily outstanding balances)	$560	$252	$—	$—	$221	$83
Weighted average interest rates	0.2%	0.2%	0.2%	N/A	0.1%	0.2%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$648	$463	$19	$8	$320	$212
Average amount outstanding (based on daily outstanding balances)	$479	$252	$—	$—	$196	$86
Weighted average interest rates	0.2%	1.1%	0.2%	0.5%	0.1%	1.2%

NOTE 7(b) Long-term Debt - In September 2021, WPL issued $300 million of 1.95% debentures due 2031. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be disbursed for the construction and development of WPL’s wind and solar EGUs.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2021	2020	2021	2020	2021	2020
Electric Utility:
Retail - residential	$348	$328	$207	$189	$141	$139
Retail - commercial	232	210	160	142	72	68
Retail - industrial	265	241	158	149	107	92
Wholesale	55	47	18	17	37	30
Bulk power and other	39	26	12	22	27	4
Total Electric Utility	939	852	555	519	384	333
Gas Utility:
Retail - residential	24	22	14	12	10	10
Retail - commercial	13	10	8	6	5	4
Retail - industrial	3	2	3	1	—	1
Transportation/other	10	8	6	5	4	3
Total Gas Utility	50	42	31	24	19	18
Other Utility:
Steam	9	8	9	8	—	—
Other utility	4	2	4	2	—	—
Total Other Utility	13	10	13	10	—	—
Non-Utility and Other:
Travero and other	22	16	—	—	—	—
Total Non-Utility and Other	22	16	—	—	—	—
Total revenues	$1,024	$920	$599	$553	$403	$351

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2021	2020	2021	2020	2021	2020
Electric Utility:
Retail - residential	$868	$845	$488	$472	$380	$373
Retail - commercial	579	556	385	371	194	185
Retail - industrial	677	648	386	384	291	264
Wholesale	142	127	44	44	98	83
Bulk power and other	91	81	40	61	51	20
Total Electric Utility	2,357	2,257	1,343	1,332	1,014	925
Gas Utility:
Retail - residential	162	146	90	79	72	67
Retail - commercial	85	70	47	38	38	32
Retail - industrial	11	8	8	5	3	3
Transportation/other	31	29	20	19	11	10
Total Gas Utility	289	253	165	141	124	112
Other Utility:
Steam	27	27	27	27	—	—
Other utility	9	5	8	4	1	1
Total Other Utility	36	32	35	31	1	1
Non-Utility and Other:
Travero and other	60	57	—	—	—	—
Total Non-Utility and Other	60	57	—	—	—	—
Total revenues	$2,742	$2,599	$1,543	$1,504	$1,139	$1,038

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The decreases in Alliant Energy’s and WPL’s overall effective income tax rates for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to increased amortization of excess deferred taxes primarily at WPL, which were used to offset increases in WPL’s 2021 increased revenue requirements.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Overall income tax rate	(9%)	(9%)	(13%)	(9%)	(8%)	(14%)	(11%)	(14%)	(19%)	(7%)	(24%)	(8%)

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2021, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$170	$157	$1
State net operating losses	2021-2041	592	24	2
Federal tax credits	2022-2041	547	339	186

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2	$3	$8	$8	$1	$1	$3	$3
Interest cost	9	10	26	32	1	2	3	5
Expected return on plan assets	(17)	(17)	(51)	(52)	(1)	(1)	(3)	(4)
Amortization of prior service credit	(1)	—	(1)	—	—	—	—	—
Amortization of actuarial loss	10	9	29	26	1	—	3	2
Settlement losses (a)	—	—	—	4	—	—	—	—
	$3	$5	$11	$18	$2	$2	$6	$6

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$2	$5	$5	$—	$—	$1	$1
Interest cost	4	5	12	15	1	1	2	2
Expected return on plan assets	(8)	(8)	(24)	(24)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	5	4	13	11	—	—	1	1
	$2	$3	$6	$7	$—	$—	$1	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$3	$3	$1	$—	$1	$1
Interest cost	3	5	11	14	—	1	1	2
Expected return on plan assets	(8)	(8)	(23)	(23)	—	(1)	—	(1)
Amortization of actuarial loss	5	4	14	12	1	1	2	2
	$1	$2	$5	$6	$2	$1	$4	$4

(a)Settlement losses related to payments made to retired executives of Alliant Energy.

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Compensation expense	$4	$5	$9	$10	$2	$3	$5	$6	$2	$2	$4	$4
Income tax benefits	1	1	3	3	—	1	1	2	—	—	1	1

As of September 30, 2021, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $7 million, $4 million and $3 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2021, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	73,112	$46.19
Performance restricted stock units	73,112	48.66
Restricted stock units	80,152	48.65

As of September 30, 2021, 491,406 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in asset retirement obligations associated with long-lived assets for the nine months ended September 30, 2021 is as follows (in millions):

	Alliant Energy	IPL
Balance, January 1	$251	$177
Revisions in estimated cash flows	37	32
Liabilities settled	(10)	(8)
Liabilities incurred	1	—
Accretion expense	6	4
Balance, September 30	$285	$205

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2021, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	13,265	2021-2022	189,332	2021-2030	4,280	2021-2023	3,654	2021-2022
IPL	4,014	2021-2022	103,859	2021-2030	1,807	2021-2023	—	—
WPL	9,251	2021-2022	85,473	2021-2030	2,473	2021-2023	3,654	2021-2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current derivative assets	$158	$24	$72	$20	$86	$4
Non-current derivative assets	78	10	43	9	35	1
Current derivative liabilities	3	9	3	3	—	6
Non-current derivative liabilities	1	16	1	9	—	7

During the nine months ended September 30, 2021, Alliant Energy’s, IPL’s and WPL’s derivative assets increased and derivative liabilities decreased primarily as a result of higher natural gas prices. Based on IPL’s and WPL’s natural gas cost recovery mechanisms, this resulted in corresponding decreases in derivative regulatory assets and increases in derivative regulatory liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2021 and December 31, 2020, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at September 30, 2021 and December 31, 2020. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$9	$9	$—	$—	$9	$44	$44	$—	$—	$44
Derivatives	236	—	207	29	236	34	—	5	29	34
Deferred proceeds	164	—	—	164	164	188	—	—	188	188
Liabilities:
Derivatives	4	—	4	—	4	25	—	25	—	25
Long-term debt (incl. current maturities)	7,075	—	8,083	1	8,084	6,777	—	8,107	2	8,109

IPL	September 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$9	$9	$—	$—	$9	$44	$44	$—	$—	$44
Derivatives	115	—	96	19	115	29	—	3	26	29
Deferred proceeds	164	—	—	164	164	188	—	—	188	188
Liabilities:
Derivatives	4	—	4	—	4	12	—	12	—	12
Long-term debt	3,347	—	3,849	—	3,849	3,345	—	4,021	—	4,021

WPL	September 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$121	$—	$111	$10	$121	$5	$—	$2	$3	$5
Liabilities:
Derivatives	—	—	—	—	—	13	—	13	—	13
Long-term debt	2,429	—	2,869	—	2,869	2,130	—	2,690	—	2,690

Information for Alliant Energy’s and IPL’s fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions). Such amounts for WPL were not material.

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2021	2020	2021	2020
Beginning balance, July 1	$39	$36	$154	$194
Total net gains included in changes in net assets (realized/unrealized)	5	—	—	—
Transfers out of Level 3	(8)	—	—	—
Sales	—	(1)	—	—
Settlements (a)	(7)	(5)	10	7
Ending balance, September 30	$29	$30	$164	$201
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$5	($1)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2021	2020	2021	2020
Beginning balance, January 1	$29	$21	$188	$188
Total net gains included in changes in net assets (realized/unrealized)	6	8	—	—
Transfers out of Level 3	(8)	—	—	—
Purchases	21	14	—	—
Sales	—	(1)	—	—
Settlements (a)	(19)	(12)	(24)	13
Ending balance, September 30	$29	$30	$164	$201
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$6	$8	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2021	2020	2021	2020
Beginning balance, July 1	$30	$32	$154	$194
Total net gains (losses) included in changes in net assets (realized/unrealized)	2	(1)	—	—
Transfers out of Level 3	(8)	—	—	—
Sales	—	(1)	—	—
Settlements (a)	(5)	(4)	10	7
Ending balance, September 30	$19	$26	$164	$201
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$2	($1)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2021	2020	2021	2020
Beginning balance, January 1	$26	$18	$188	$188
Total net gains included in changes in net assets (realized/unrealized)	—	7	—	—
Transfers out of Level 3	(8)	—	—	—
Purchases	16	11	—	—
Sales	—	(1)	—	—
Settlements (a)	(15)	(9)	(24)	13
Ending balance, September 30	$19	$26	$164	$201
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$—	$7	$—	$—
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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2021	$7	$22	$5	$14	$2	$8
December 31, 2020	18	11	17	9	1	2

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At September 30, 2021, Alliant Energy’s and WPL’s minimum future commitments for these projects were $95 million and $93 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2021, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$985	$514	$471
Coal	82	54	28
Other (a)	134	71	39
	$1,201	$639	$538

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2021.

NOTE 14(c) Guarantees and Indemnifications -
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

As of September 30, 2021, the currently known partnership obligations for the abandonment obligations are estimated at $68 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $68 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both September 30, 2021 and December 31, 2020, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $67 million as of September 30, 2021 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2021 and December 31, 2020.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2021, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At September 30, 2021, such amounts for WPL were not material.

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

NOTE 15. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2021
Revenues	$939	$50	$13	$1,002	$22	$1,024
Operating income (loss)	290	(5)	(5)	280	9	289
Net income attributable to Alliant Energy common shareowners				250	6	256
Three Months Ended September 30, 2020
Revenues	$852	$42	$10	$904	$16	$920
Operating income (loss)	251	(1)	1	251	21	272
Net income attributable to Alliant Energy common shareowners				221	25	246

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2021
Revenues	$2,357	$289	$36	$2,682	$60	$2,742
Operating income (loss)	601	42	(4)	639	24	663
Net income attributable to Alliant Energy common shareowners				537	34	571
Nine Months Ended September 30, 2020
Revenues	$2,257	$253	$32	$2,542	$57	$2,599
Operating income	549	48	5	602	26	628
Net income attributable to Alliant Energy common shareowners				510	40	550

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2021
Revenues	$555	$31	$13	$599
Operating income (loss)	186	(3)	(3)	180
Net income available for common stock				157
Three Months Ended September 30, 2020
Revenues	$519	$24	$10	$553
Operating income	159	1	2	162
Net income available for common stock				148
Nine Months Ended September 30, 2021
Revenues	$1,343	$165	$35	$1,543
Operating income (loss)	365	30	(1)	394
Net income available for common stock				322
Nine Months Ended September 30, 2020
Revenues	$1,332	$141	$31	$1,504
Operating income	308	34	5	347
Net income available for common stock				290

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2021
Revenues	$384	$19	$—	$403
Operating income (loss)	104	(2)	(2)	100
Net income				93
Three Months Ended September 30, 2020
Revenues	$333	$18	$—	$351
Operating income (loss)	92	(2)	(1)	89
Net income				73
Nine Months Ended September 30, 2021
Revenues	$1,014	$124	$1	$1,139
Operating income (loss)	236	12	(3)	245
Net income				215
Nine Months Ended September 30, 2020
Revenues	$925	$112	$1	$1,038
Operating income	241	14	—	255
Net income				220

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020
Corporate Services billings	$50	$53	$138	$134	$37	$41	$113	$108
Sales credited	4	10	9	35	16	—	23	4
Purchases billed	105	110	347	248	24	39	71	79

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Net payables to Corporate Services	$109	$110	$80	$73

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2021	2020	2021	2020
ATC billings to WPL	$29	$27	$91	$80
WPL billings to ATC	4	2	13	8

WPL owed ATC net amounts of $8 million as of September 30, 2021 and $9 million as of December 31, 2020.

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

2021 HIGHLIGHTS

Key highlights since the filing of the 2020 Form 10-K include the following:

Customer Investments (refer to “Customer Investments” for details):
•In March 2021, WPL filed its second Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 414 MW of new solar generation in various Wisconsin counties.
•In June 2021, WPL received an order from the PSCW for its first Certificate of Authority authorizing WPL to acquire, own and operate 675 MW of new solar generation in various Wisconsin counties.
•In November 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of new solar generation and up to 75 MW of new battery storage.

Rate Matters:
•In May 2021, WPL filed a proposed settlement with the PSCW for annual base rate increases of $70 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain intervenor groups. In November 2021, WPL filed updated information with the PSCW to reflect anticipated increases in retail fuel-related costs in 2022. As a result, annual rates for WPL’s retail electric customers are currently expected to increase by an additional $45 million in 2022, for a total of $115 million. The key drivers for the proposed annual base rate increases include lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the settlement proposes WPL maintain its current authorized return on common equity of 10%, implement a 54% common equity component of regulatory capital structure, as well as receive a recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by the end of 2022. WPL currently expects any rate changes granted from this request to be effective on January 1, 2022 and extend through the end of 2023.
•In June 2021, the IUB adopted new rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and the related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues shall be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted.
•In August 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period gas subsequent proceeding, authorizing IPL to maintain its current retail gas rates.
•In November 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period electric subsequent proceeding, authorizing IPL to maintain its current retail electric rates.

Legislative Matters:
•In March 2021, the American Rescue Plan Act of 2021 (Act) was enacted. The most significant provision of the Act for Alliant Energy is reduced minimum pension plan funding requirements, which Alliant Energy adopted in August 2021. The Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as provides financial support for certain of Alliant Energy’s residential, small business and non-profit customers.
•In April 2021, legislation was enacted in Iowa prohibiting counties and cities from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to a diversified base of retail customers and industries.

Financings and Common Stock Dividends:
•In September 2021, WPL issued $300 million of 1.95% debentures due 2031. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be disbursed for the construction and development of WPL’s wind and solar EGUs.
•Refer to “Results of Operations” for discussion of expected issuances of common stock dividends and expected future issuances and retirements of long-term debt by the end of 2022.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended September 30 were as follows (dollars in millions, except per share amounts):

	2021		2020
	Income (Loss)	EPS	Income	EPS
Utilities and Corporate Services	$254	$1.01	$224	$0.89
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	(6)	(0.02)	14	0.06
Alliant Energy Consolidated	$256	$1.02	$246	$0.98

Alliant Energy’s Utilities and Corporate Services net income increased by $30 million for the three-month period, primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base, as well as higher sales due in part to the derecho windstorm in Iowa and COVID-19 sales impacts in the third quarter of 2020. These items were partially offset by higher depreciation expense and lower AFUDC.

Alliant Energy’s Non-utility and Parent net income decreased by $20 million for the three-month period, primarily due to an adjustment in 2020 to the credit loss liability related to legacy guarantees associated with an affiliate of Whiting Petroleum and timing of income taxes.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2021	2020	2021	2020	2021	2020
Operating income	$289	$272	$180	$162	$100	$89
Electric utility revenues	$939	$852	$555	$519	$384	$333
Electric production fuel and purchased power expenses	(207)	(179)	(101)	(102)	(105)	(78)
Electric transmission service expense	(148)	(132)	(103)	(93)	(44)	(39)
Utility Electric Margin (non-GAAP)	584	541	351	324	235	216
Gas utility revenues	50	42	31	24	19	18
Cost of gas sold	(18)	(11)	(12)	(6)	(6)	(4)
Utility Gas Margin (non-GAAP)	32	31	19	18	13	14
Other utility revenues	13	10	13	10	—	—
Non-utility revenues	22	16	—	—	—	—
Other operation and maintenance expenses	(171)	(143)	(95)	(85)	(66)	(65)
Depreciation and amortization expenses	(165)	(156)	(94)	(89)	(70)	(65)
Taxes other than income tax expense	(26)	(27)	(14)	(16)	(12)	(11)
Operating income	$289	$272	$180	$162	$100	$89

	Alliant Energy		IPL		WPL
Nine Months	2021	2020	2021	2020	2021	2020
Operating income	$663	$628	$394	$347	$245	$255
Electric utility revenues	$2,357	$2,257	$1,343	$1,332	$1,014	$925
Electric production fuel and purchased power expenses	(478)	(527)	(215)	(304)	(263)	(223)
Electric transmission service expense	(403)	(326)	(274)	(212)	(128)	(114)
Utility Electric Margin (non-GAAP)	1,476	1,404	854	816	623	588
Gas utility revenues	289	253	165	141	124	112
Cost of gas sold	(149)	(117)	(84)	(63)	(65)	(53)
Utility Gas Margin (non-GAAP)	140	136	81	78	59	59
Other utility revenues	36	32	35	31	1	1
Non-utility revenues	60	57	—	—	—	—
Other operation and maintenance expenses	(477)	(465)	(253)	(269)	(194)	(172)
Depreciation and amortization expenses	(494)	(454)	(281)	(264)	(209)	(186)
Taxes other than income tax expense	(78)	(82)	(42)	(45)	(35)	(35)
Operating income	$663	$628	$394	$347	$245	$255

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$43	$27	$19	$72	$38	$35
Total higher (lower) utility gas margin variance (Refer to details below)	1	1	(1)	4	3	—
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	(28)	(10)	(1)	(12)	16	(22)
Higher depreciation and amortization expense primarily due to additional plant in service in 2020 and 2021, including IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm	(9)	(5)	(5)	(40)	(17)	(23)
Other	10	5	(1)	11	7	—
	$17	$18	$11	$35	$47	($10)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$845	$779	7,031	6,762	$40	$34	3,264	3,500
Sales for resale	78	54	1,853	1,453	N/A	N/A	N/A	N/A
Transportation/Other	16	19	18	17	10	8	26,365	24,842
	$939	$852	8,902	8,232	$50	$42	29,629	28,342
Nine Months
Retail	$2,124	$2,049	19,262	18,496	$258	$224	33,299	32,545
Sales for resale	181	162	4,411	4,962	N/A	N/A	N/A	N/A
Transportation/Other	52	46	53	53	31	29	74,111	79,546
	$2,357	$2,257	23,726	23,511	$289	$253	107,410	112,091

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$525	$480	3,914	3,743	$25	$19	1,702	1,873
Sales for resale	21	25	487	765	N/A	N/A	N/A	N/A
Transportation/Other	9	14	9	9	6	5	9,308	9,020
	$555	$519	4,410	4,517	$31	$24	11,010	10,893
Nine Months
Retail	$1,259	$1,227	10,810	10,414	$145	$122	17,268	16,950
Sales for resale	49	75	1,160	3,090	N/A	N/A	N/A	N/A
Transportation/Other	35	30	26	27	20	19	29,727	29,127
	$1,343	$1,332	11,996	13,531	$165	$141	46,995	46,077

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Retail	$320	$299	3,117	3,019	$15	$15	1,562	1,627
Sales for resale	57	29	1,366	688	N/A	N/A	N/A	N/A
Transportation/Other	7	5	9	8	4	3	17,057	15,822
	$384	$333	4,492	3,715	$19	$18	18,619	17,449
Nine Months
Retail	$865	$822	8,452	8,082	$113	$102	16,031	15,595
Sales for resale	132	87	3,251	1,872	N/A	N/A	N/A	N/A
Transportation/Other	17	16	27	26	11	10	44,384	50,419
	$1,014	$925	11,730	9,980	$124	$112	60,415	66,014

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 4% and decreased 7%, respectively, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to COVID-19 impacts in Alliant Energy’s service territories, impacts from the derecho windstorm in IPL’s service territory in August 2020 and changes in temperatures. Alliant Energy’s retail electric and gas sales volumes increased 4% and 2%, respectively, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to changes in temperatures, COVID-19 impacts in Alliant Energy’s service territories and impacts from the derecho windstorm in IPL’s service territory in August 2020, partially offset by the impact on sales of the additional day due to leap year in 2020. For the three and nine months ended September 30, 2021, changes in COVID-19 impacts resulted in decreases for retail electric residential sales volumes and increases for retail electric commercial and industrial sales.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
IPL	$5	$3	$2	$16	$2	$14	($1)	$—	($1)	$1	$—	$1
WPL	—	3	(3)	9	3	6	—	—	—	—	(1)	1
Total Alliant Energy	$5	$6	($1)	$25	$5	$20	($1)	$—	($1)	$1	($1)	$2

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

Utility Electric Margin Variances - The following items contributed to increased utility electric margins for the three and nine months ended September 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements due to increasing rate base (a) (b)	$12	$9	$3	$38	$28	$10
Estimated changes in sales volumes caused by temperatures	(1)	2	(3)	20	14	6
Higher wholesale margins at WPL partially due to a new wholesale customer in 2021	2	—	2	4	—	4
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(3)	(3)	—	(11)	(11)	—
Higher (lower) revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	8	8	—	(4)	(4)	—
(Higher) lower WPL electric fuel-related costs, net of recoveries	5	—	5	(2)	—	(2)
Other (includes higher temperature-normalized sales primarily due to derecho windstorm in 2020 and COVID-19 impacts)	20	11	12	27	11	17
	$43	$27	$19	$72	$38	$35

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

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	($1)	($1)	$—	$2	$1	$1
Other	2	2	(1)	2	2	(1)
	$1	$1	($1)	$4	$3	$—

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher generation operation and maintenance expenses	($10)	($8)	($2)	($21)	($12)	($9)
Credit loss adjustments in 2020 related to guarantees for an affiliate of Whiting Petroleum	(15)	—	—	(7)	—	—
Lower energy efficiency expense at IPL (primarily offset by lower revenues)	2	2	—	10	10	—
(Higher) lower bad debt expense at IPL	(2)	(2)	—	8	8	—
Other	(3)	(2)	1	(2)	10	(13)
	($28)	($10)	($1)	($12)	$16	($22)

Other Income and Deductions Variances - The following items contributed to increased other income and deductions for the three and nine months ended September 30, 2021 compared to the same periods in 2020 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower interest expense	$—	$1	$1	$1	$1	$1
Lower AFUDC primarily due to changes in construction work in progress balances related to IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm placed in service in 2020	(6)	(4)	(1)	(35)	(14)	(20)
Other	(2)	1	(1)	1	1	—
	($8)	($2)	($1)	($33)	($12)	($19)

Income Taxes - Refer to Note 9 for details of effective income tax rates.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - In the fourth quarter of 2021, IPL currently expects to issue up to $300 million of long-term debt and redeem all of its cumulative preferred stock at par value for approximately $200 million plus accrued and unpaid dividends up to the redemption date. WPL and AEF currently expect to issue up to $300 million and $800 million of long-term debt, respectively, in 2022. WPL, AEF and Corporate Services have $250 million, $300 million and $75 million of long-term debt maturing in 2022, respectively. Alliant Energy currently expects to issue approximately $25 million of common stock in 2022 through its Shareowner Direct Plan.
•Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2022 annual common stock dividend to $1.71 per share, which is equivalent to a quarterly rate of $0.4275 per share, beginning with the February 2022 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect an increase in earnings in 2022 compared to 2021 due to impacts from increasing revenue requirements related to investments in the utility business, including WPL’s solar investments. WPL’s increased revenue requirements are expected to be offset by higher income tax expense as a result of lower tax benefits.
•Other Operation and Maintenance Expenses - Alliant Energy, IPL and WPL currently expect a decrease in other operation and maintenance expenses in 2022 compared to 2021 due to cost reductions resulting from operating efficiencies.
•Depreciation and Amortization Expenses - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expenses in 2022 compared to 2021 due to property additions, including WPL’s expansion of solar generation.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2022 compared to 2021 due to financings completed in 2021 and planned in 2021 and 2022 as discussed above.
•Allowance for Funds Used During Construction - Alliant Energy and WPL currently expect AFUDC to increase in 2022 compared to 2021 primarily due to increased construction work in progress balances related to WPL’s solar generation.

CUSTOMER INVESTMENTS

Renewable Generation
Alliant Energy’s cleaner energy strategy, or Clean Energy Blueprints, currently includes the planned development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022-2024, approximately 400 MW of solar generation at IPL with in-service dates in 2023-2024 and approximately 75 MW of battery storage in 2024 at IPL. Alliant Energy, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, including wind repowering, and additional solar generation and distributed energy resources, including community solar and energy storage systems. Estimated capital expenditures for these projects for 2021 through 2025 are included in the “Renewable projects” line in the construction and acquisition table in “Liquidity and Capital Resources.” These estimates include current expectations for higher costs for various projects, as supply constraints and commodity inflation continue to be prevalent in the solar market. In addition, these estimates reflect later expected in-service dates for certain solar projects to reflect the tight market for solar panels. IPL and WPL currently assume that a portion of the construction costs for the new solar generation will be financed by a tax equity partner, which is discussed in “IPL and WPL Solar Project Tax Equity Credits” in “Liquidity and Capital Resources.”

WPL’s Solar Generation and Distributed Energy Resources - In June 2021, WPL received an order from the PSCW for its first Certificate of Authority authorizing WPL to acquire, own and operate 675 MW of new solar generation in the following Wisconsin counties: Grant (200 MW), Sheboygan (150 MW), Wood (150 MW), Jefferson (75 MW), Richland (50 MW) and Rock (50 MW). In July 2021, WPL notified the PSCW that it currently expects estimated construction costs and related rate base additions associated with its 675 MW of new solar generation will exceed amounts approved by the PSCW in June 2021 by approximately 7-10%. In September 2021, WPL filed revised estimated construction costs and related rate base additions for its second Certificate of Authority with the PSCW for approval to acquire, construct, own, and operate up to 414 MW of new solar generation in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW). These projects are expected to be placed in-service in 2022-2024. The 1,089 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by the end of 2022, and Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024 (595 MW in aggregate), which are the last coal-fired EGUs at WPL. The retirement of these coal-fired EGUs supports Alliant Energy’s strategy, which is focused on meeting its customers’ energy needs in an economical, efficient and sustainable manner. As a result of WPL’s neighboring utilities anticipated exercise of their options to purchase a partial ownership interest in West Riverside, WPL anticipates additional capacity needs by 2024, which may include additional solar generation and distributed energy resources such as community solar and energy storage systems.

IPL’s Solar Generation and Distributed Energy Resources - In November 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024. The advance rate-making principles filing included requests for a fixed cost cap of $1,575/kilowatt, including AFUDC and transmission upgrade costs among other costs, and a return on common equity of 11.40%, and proposes that a portion of the construction be financed by tax equity partners. In addition, the filing included a request that any costs incurred in excess of the cost cap be incorporated into rates if determined to be reasonable and prudent. The 400 MW of new solar generation and 75 MW of battery storage would help replace a portion of the energy and capacity expected to be eliminated with the planned retirement of the coal-fired Lansing Generating Station (275 MW) by the end of 2022 and the expected reduction of energy and capacity resulting from the planned fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas by the end of 2021. In addition, IPL’s plans include additional distributed energy resources, including community solar and energy storage systems, to add energy and capacity.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2020 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2021, Alliant Energy had $20 million of cash and cash equivalents, $684 million ($187 million at the parent company, $100 million at IPL and $397 million at WPL) of available capacity under the single revolving credit facility and $60 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2021 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE); IPL’s Preferred Stock (PS)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Cash, cash equivalents and restricted cash, January 1	$56	$18	$50	$9	$3	$4
Cash flows from (used for):
Operating activities	477	436	95	19	349	402
Investing activities	(452)	(679)	122	(202)	(510)	(465)
Financing activities	(57)	419	(254)	359	162	61
Net increase (decrease)	(32)	176	(37)	176	1	(2)
Cash, cash equivalents and restricted cash, September 30	$24	$194	$13	$185	$4	$2

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
DAEC PPA amendment buyout payment in 2020	$110	$110	$—
Credits issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates	42	42	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	22	15	7
Changes in the sales of accounts receivable at IPL	(68)	(68)	—
Refunds received in 2020 related to the MISO transmission owner return on equity complaint FERC orders	(20)	(15)	(5)
Higher natural gas cost payments primarily from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL (Refer to Note 2)	(15)	(15)	—
Credits issued to IPL’s retail electric customers in 2021 through its transmission cost rider for refunds received in 2020 for the MISO transmission owner return on equity complaints	(14)	(14)	—
Changes in income taxes paid/refunded	(7)	40	(29)
Other (primarily due to other changes in working capital)	(9)	(19)	(26)
	$41	$76	($53)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	$163	$180	($17)
Changes in the amount of cash receipts on sold receivables	105	105	—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for West Riverside	(42)	—	(42)
Other	1	39	14
	$227	$324	($45)

(a)Largely due to lower expenditures for IPL’s and WPL’s expansion of wind generation, IPL’s and WPL’s electric and gas distribution systems and WPL’s West Riverside Energy Center, partially offset by higher expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology and improvements to ensure reliability of the electric and gas distribution systems. Construction and acquisition expenditures for 2021 through 2025 are currently anticipated as follows (in millions), and are focused on the transition to cleaner energy and strengthening the resiliency of Alliant Energy’s, IPL’s and WPL’s electric grid. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates do not reflect the assumption that a portion of the construction is expected to be financed by tax equity partners, as discussed below in “IPL and WPL Solar Project Tax Equity Credits.” Refer to "Customer Investments" for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy					IPL					WPL
	2021	2022	2023	2024	2025	2021	2022	2023	2024	2025	2021	2022	2023	2024	2025
Generation:
Renewable projects	$385	$550	$520	$1,270	$675	$20	$80	$200	$510	$340	$365	$470	$320	$760	$335
Other	90	105	185	190	90	55	65	150	140	45	35	40	35	50	45
Distribution:
Electric systems	490	445	560	605	625	265	210	300	340	350	225	235	260	265	275
Gas systems	70	70	80	70	75	35	35	40	35	35	35	35	40	35	40
Other	165	185	185	185	205	25	30	30	35	40	20	25	25	35	30
	$1,200	$1,355	$1,530	$2,320	$1,670	$400	$420	$720	$1,060	$810	$680	$805	$680	$1,145	$725

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2021 compared to the same period in 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($750)	($400)	($50)
Lower net proceeds from common stock issuances	(219)	—	—
Net changes in the amount of commercial paper outstanding	(158)	—	(225)
(Higher) lower common stock dividends	(23)	(124)	1
Lower payments to retire long-term debt	650	200	150
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(295)	220
Other	24	6	5
	($476)	($613)	$101

IPL and WPL Solar Project Tax Equity Credits - IPL and WPL each propose to own and operate their planned solar projects discussed in “Customer Investments,” which are currently expected to qualify for 26% to 30% investment tax credits, through a tax equity partnership, with approximately 25% to 45% of the construction costs financed with capital from the tax equity partner. Assuming a portion of the construction costs are financed by the tax equity partner, IPL would receive approximately $25 million in 2023 and $260 million in 2024 from the tax equity partner, and WPL would receive approximately $190 million in 2022, $100 million in 2023, $320 million in 2024 and $170 million in 2025 from the tax equity partner. IPL and WPL would expect to include their portion of capital expenditures, less the amounts financed by the tax equity partner, in their respective rate base.

Common Stock Issuances and Common Stock Dividends - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2021. Refer to “Results of Operations” for discussion of expected common stock dividends in 2022.

Short- and Long-term Debt - Refer to Note 7(a) for discussion of changes to Alliant Energy's, IPL's and WPL's credit facility capacity amounts in the third quarter of 2021. Refer to Note 7(b) for discussion of WPL’s issuance of long-term debt in 2021. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt by the end of 2022.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2020 Form 10-K and has not changed materially from the items reported in the 2020 Form 10-K, except for the items described in Notes 3, 7 and 14.

OTHER MATTERS

Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2020 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - Refer to Note 1(b) for discussion of the anticipated retirement of Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024, and Alliant Energy’s and WPL’s conclusion that these EGUs met the criteria to be considered probable of abandonment and no disallowance was required as of September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2020 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2021.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2020 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2021 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	3,753	$56.78	—	N/A
August 1 through August 31	2,526	61.64	—	N/A
September 1 through September 30	72	59.59	—	N/A
	6,351	58.74	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy, effective September 23, 2021 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed September 24, 2021 (File No. 1-9894))
4.1
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, National Association, as Original Trustee, and U.S. Bank National Association, as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

10.1#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.2#
Form of KEESA, by and between Alliant Energy and each of J.H. Gallegos, R.J. Durian, D.A. de Leon and T.L. Kouba (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2021.

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

