Form 10-K
period 2021-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2022-02-18
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2021:
Alliant Energy Corporation - $13.9 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2022:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,478,681 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2022 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2022 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2022 Annual Meeting of Shareowners	Fuel-related	Electric production fuel and purchased power
AEF	Alliant Energy Finance, LLC	GAAP	U.S. generally accepted accounting principles
AFUDC	Allowance for funds used during construction	GHG	Greenhouse gases
Alliant Energy	Alliant Energy Corporation	IPL	Interstate Power and Light Company
ARO	Asset retirement obligation	IRS	Internal Revenue Service
ATC	American Transmission Company LLC	ITC	ITC Midwest LLC
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	IUB	Iowa Utilities Board
ATI	AE Transco Investments, LLC	KWh	Kilowatt-hour
CA	Certificate of authority	Marshalltown	Marshalltown Generating Station
CAA	Clean Air Act	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCR	Coal combustion residuals	MGP	Manufactured gas plant
CO2	Carbon dioxide	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
CPCN	Certificate of Public Convenience and Necessity	N/A	Not applicable
CWIP	Construction work in progress	Note(s)	Combined Notes to Consolidated Financial Statements
DAEC	Duane Arnold Energy Center	OIP	Alliant Energy Omnibus Incentive Plan
DCP	Alliant Energy Deferred Compensation Plan	OPEB	Other postretirement benefits
DLIP	Alliant Energy Director Long Term Incentive Plan	PPA	Purchased power agreement
Dth	Dekatherm	PSCW	Public Service Commission of Wisconsin
EEP	Energy efficiency plan	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	Riverside	Riverside Energy Center
EPA	U.S. Environmental Protection Agency	SEC	Securities and Exchange Commission
EPS	Earnings per weighted average common share	U.S.	United States of America
Federal Tax Reform	Tax Cuts and Jobs Act	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

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
•the ability to complete construction of renewable generation and storage projects within the cost targets set by regulators due to cost increases of materials, equipment and commodities including due to tariffs, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the renewable generation and storage project tax benefits for the benefit of customers;
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
•the direct or indirect effects resulting from the ongoing COVID-19 pandemic and the spread of variant strains, including any vaccine mandates and testing requirements, on sales volumes, margins, operations, employees, labor markets, contractors, vendors, the ability to complete construction projects, supply chains, customers’ inability to pay bills, suspension of disconnects, the market value of the assets that fund pension plans and the potential for additional funding requirements, the ability of counterparties to meet their obligations, compliance with regulatory requirements, the ability to implement regulatory plans, economic conditions and access to capital markets;
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
•inflation and interest rates;
•disruptions to the supply of materials, equipment and commodities needed to construct solar generation and storage projects, including due to shortages, labor issues or transportation issues, which may impact the ability to meet capacity requirements and result in increased capacity expense;
•possible changes to MISO’s methodology establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar generation may be accredited with energy capacity and may require IPL and WPL to adjust their current resource plans, the need to add resources to comply with MISO’s proposal, or procure capacity in the market whereby such costs might not be recovered in rates;
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
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, availability of warranty coverage for equipment breakdowns or failures; performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;
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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build strong communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 985,000 electric and approximately 425,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2021, IPL supplied electric and natural gas service to approximately 500,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2021, WPL supplied electric and natural gas service to approximately 485,000 and 200,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

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

Corporate Venture Investments - includes various minority ownership interests in regional and national venture funds, including a coalition with different energy companies across the U.S., working together to help identify and research innovative products, technologies and business models within the emerging energy economy.

Non-utility Wind Farm - includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma.

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Travero - is a diversified supply chain solutions company, including a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa, which began operations in 2021.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) HUMAN CAPITAL MANAGEMENT - Alliant Energy’s core purpose is to serve customers and build strong communities. We constantly strive to attract, retain and develop a diverse and qualified workforce of high-performing employees, and create and foster an environment of inclusion and belonging for all employees.

Employees - At December 31, 2021, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,313	1,788	54%
IPL	1,185	822	69%
WPL	1,033	854	83%

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

We focus on the proactive management of our safety performance. Our comprehensive behavioral safety-based program consists of leading indicators, lagging indicators and targeted focus programs. We utilize a formal safety management system to capture and track best practices, near misses, job site briefings, safety observations, safety conversations and any unsafe conditions. This system provides the insights needed to help drive a positive safety culture and help ensure compliance with safety rules, processes and procedures. We also use this system to broadly share lessons learned in support of shaping the mindsets and behaviors needed to help prevent similar events from occurring elsewhere. Collectively, this information is used to evaluate the safety performance of the executive and management teams related to their goals, and safety metrics are factored into short-term incentive awards.

We maintain executive and local safety leadership teams to establish our safety vision, strategy and priorities, and ensure education and recognition of employee actions that improve our safety culture. This leadership provides strong support for sustained growth of both employee and public safety programs and initiatives.

Public safety is equally important as we interact with our customers to provide energy to their homes and businesses. We offer awareness campaigns, natural gas and electric public safety presentations, and free online resources and training programs and guidance to assist local emergency responders.

Refer to “Overview – COVID-19” in MDA for discussion of certain employee safety protocols related to COVID-19.

Total Rewards - Our market-competitive Total Rewards programs are designed to meet the varied and evolving needs of our employees. Through a variety of health, welfare and compensation programs, we offer employees choice and control, while supporting their financial, physical, and mental well-being. Tools and resources are provided to employees to help maintain and improve their health. Short- and long-term incentive plans are designed with a mix of operational and financial metrics that align employees with strategic corporate and social goals.

In addition to competitive salaries and wages, our Total Rewards programs include:
•competitive short- and long-term incentive compensation;
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
•Vacation Donation program; and
•Volunteer Grants & Matching Gifts program.

Diversity, Equity and Inclusion (DE&I) - A diverse, equitable and inclusive workplace is crucial for the success and retention of our employees, to attract future talent and to execute our purpose-driven strategy to serve our customers and build strong communities. It is one of our Values – “Care for others: Together we create a workplace where people feel like they belong and can use their unique backgrounds, talents and perspectives to their fullest potential.” Alliant Energy is driven by DE&I and believes the achievement of its strategic objectives can only be achieved with a focused and engaged workforce. Alliant Energy’s corporate officers group currently has approximately 40% gender diversity and 27% ethnic diversity.

Our efforts to create a diverse and inclusive workforce include:
•learning opportunities for employees, such as inviting employees to participate in area diversity summits and supporting company-wide listening sessions, speakers and programs;
•Employee Resource Groups that foster a diverse and inclusive workplace that supports employee well-being while promoting professional development and enhancing community relationships; and
•a DE&I Leadership Team that partners with the Human Resources recruiting department and hiring managers to attract more diverse applicants that represent the diversity of the communities we serve.

Our DE&I initiatives also include a focus on building a diverse Board of Directors. We believe it is in our shareowners’ best interest to have a diverse Board representing a wide breadth of experiences and perspectives. Our Board currently has approximately 40% gender diversity and 20% ethnic diversity.

Our 2021 DE&I accomplishments include:
•received a perfect score on the Corporate Equality Index administered by the Human Rights Campaign Foundation to benchmark LGBTQ+ rights, policies and practices;
•selected for the 2021 Bloomberg Gender-Equality Index; and
•held a Day of Understanding where executives met with employees and held conversations around creating a culture of belonging where employees can do the best work of their lives.

Alliant Energy’s short- and long-term incentive compensation plans include diversity metrics to drive leadership accountability for efforts to advance a diverse and inclusive culture.

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

Energy Policy Act of 2005 - The Energy Policy Act of 2005 requires creation of an Electric Reliability Organization to provide oversight by FERC. FERC designated North American Electric Reliability Corporation as the overarching Electric Reliability Organization. Midwest Reliability Organization, which is a regional member of North American Electric Reliability Corporation, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

Federal Power Act of 1935 - FERC also has jurisdiction, under the Federal Power Act of 1935, over certain electric utility facilities and operations, electric wholesale sales, interstate electric transmission rates, dividend payments, issuance of IPL’s securities, and accounting practices of Corporate Services, IPL and WPL.

Electric Wholesale Rates - FERC has authority over IPL's and WPL's wholesale electric market-based rates. Market-based rate authorization allows for wholesale sales of electricity within FERC’s wholesale markets, including the MISO market, and in transactions directly with third parties, based on the market value of the transactions. IPL and WPL also have FERC-approved cost of service formula-based rates related to the provision of firm full- and partial-requirement wholesale electric sales, which allow for true-ups to actual costs, including fuel costs.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce. IPL and WPL do not own or operate FERC-regulated electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily on the use of the ITC and ATC transmission systems, respectively.

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

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. In June 2021, the IUB adopted new rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and a related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues will be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted.

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

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for certain new EGUs located in Iowa, including any alternative energy production facility (such as a wind or solar facility), combined-cycle natural gas-fired EGU, and certain base-load EGUs with a nameplate generating capacity of 300 MW or more (such as nuclear-fired generation). Advance rate-making principles are also available for the repowering of an alternative energy production facility or certain significant alterations of an existing EGU. Upon approval of rate-making principles by the IUB, IPL must either build the EGU or repower the alternative energy production facility under the approved rate-making principles, or not at all.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide on retail base rate requests. However, the PSCW attempts to process retail base rate reviews in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels. Through 2023, any such deferral is required to be offset against the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by early 2023.

Public Benefits - WPL contributes 1.2% of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. In addition, WPL contributes to a program that provides assistance to income-eligible residents in Wisconsin. These contributions are recovered from customers through a monthly bill surcharge of the lesser of 3% of customers’ utilities bills or $750. Refer to Note 1(g) for discussion of the recovery of these costs from WPL’s retail electric and gas customers.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW and a project cost of $11.9 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers are subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades and Electric Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects, as well as electric distribution projects, with estimated project costs of $11.9 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $5 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

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

Environmental - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. There is currently significant regulatory uncertainty with respect to environmental rules and regulations discussed below. Given the evolving nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL develop and periodically update their compliance plans to address these environmental obligations. Prudent expenditures incurred by IPL and WPL to comply with environmental requirements are eligible to be recovered in rates from their customers. The following are major environmental matters that could potentially have a significant impact on financial condition and results of operations.

Climate Change and Greenhouse Gas Regulations - In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change, and therefore, threaten public health and welfare, which was the prerequisite for implementing CO2 reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing emphasis on climate change and evolving energy technologies are driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG directly emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs.

Clean Air Act Section 111(d) - In 2015, the EPA issued the Clean Power Plan under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs through broad electricity system-wide measures. This was replaced by the Affordable Clean Energy rule in 2019, to reduce CO2 emissions from existing coal-fueled EGUs through heat rate improvements. In 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the Affordable Clean Energy rule to the EPA for reconsideration. The EPA is working on a new set of Section 111(d) emission guidelines for states to implement Best System of Emission Reduction standards for GHG emissions from existing fossil-fueled EGUs, and has stated that it intends to issue a proposed rule in 2022 and a final rule in 2023, although such a timeline cannot be predicted with certainty. In addition, the Supreme Court granted review of appeals regarding the extent of the EPA’s authority under Section 111(d) to regulate GHG emissions, with a decision anticipated by June 2022. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and West Riverside are subject to the EPA’s Section 111(b) regulation and have been designed to achieve compliance with these standards. The EPA is reviewing the Section 111(b) standards, and has stated it intends to issue a proposed rule in 2022 and a final rule in 2023, although a timeline cannot be predicted with certainty. Litigation related to Section 111(b) is suspended while the EPA revises its Section 111(b) regulations, and Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which required changes to discharge limits for wastewater from certain IPL and WPL steam EGUs. In 2020, revised effluent limitation guidelines (2020 Reconsideration Rule) became effective, which incorporated flexibility to the 2015 rule, including a new subcategory for coal-fired EGUs that will be retired or converted to no longer burn coal before 2028. Compliance for existing steam-electric generating facilities is determined by each facility’s wastewater discharge permit and will generally be required by December 31, 2025. Projects required for compliance are facility-specific. Estimated capital expenditures to comply with the 2020 Reconsideration Rule for 2022 through 2025 are included in the “Other Generation” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources” in MDA. In January 2021, the current Presidential Administration issued an Executive Order requiring the review and possible revision of environmental regulations issued during the prior Administration. As a result, the EPA will undertake a supplemental rule-making to revise the 2020 Reconsideration Rule, and has stated that it intends to issue a proposed rule in 2022. As part of the rule-making process, the EPA is expected to determine whether more stringent limitations and standards are appropriate. The 2020 Reconsideration Rule will remain in effect while the EPA undertakes this new rule-making. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of the anticipated supplemental rule-making.

Land and Solid Waste -
Coal Combustion Residuals Rule - The CCR Rule, which became effective in 2015, regulates CCR as a non-hazardous waste. IPL and WPL have coal-fired EGUs with coal ash ponds and active CCR landfills that are impacted by this rule. Compliance obligations associated with the CCR Rule may be subject to change due to future EPA CCR Rule updates, on-going litigation related to the CCR Rule, and any actions taken to-date that may be challenged. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these updates.

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

3) STRATEGY - Refer to “Overview” in MDA for discussion of Alliant Energy’s strategy, which supports its mission to deliver energy solutions and exceptional service that its customers and communities count on - safely, efficiently, reliably and responsibly.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with its planned transition away from coal-fired EGUs by incorporating renewable energy such as solar generation, distributed energy resources including community solar and energy storage systems, as well as the actual and potential sale of partial interests in West Riverside to neighboring utilities. Long-term generation plans are intended to meet customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators and other various requirements.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The required installed capacity reserve margin is 17.9% and the required unforced capacity reserve margin is 8.7% for the June 1, 2022 through May 31, 2023 MISO planning year. IPL and WPL utilize accredited capacity from EGUs they own, and have rights to through PPAs, to meet a substantial portion of their current MISO planning reserve margin requirements and periodically rely on short-term market capacity purchases to supplement the accredited capacity from such EGUs.

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2021	2020	2019	2021	2020	2019
All fuels	$2.10	$2.22	$2.17	$2.62	$2.36	$2.55
Natural gas (a)	2.54	2.54	2.52	3.31	2.51	2.76
Coal	1.81	1.84	1.81	2.07	2.19	2.35

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

In November 2021, MISO issued proposals to change its methodology for procuring capacity in the energy market effective with the 2023/2024 MISO Planning Year, as a result of changes in the overall generation resource mix due to the shift to renewable generation and the retirement of certain fossil-fueled generation. MISO proposes to change the capacity construct from the current Summer-based annual construct to four distinct seasons to help ensure the continued reliability of the electric transmission grid. MISO’s proposal includes establishing planning reserve margin requirements for all market participants on a seasonal basis and determining a seasonal accredited capacity value for certain classes of generating resources. These changes, if implemented, may require IPL and WPL to adjust their current resource plans, and may result in limited accredited capacity for solar generation during the Winter season and higher accredited capacity for wind generation during the non-Summer seasons. IPL and WPL may need to develop and/or acquire additional resources in order to comply with the new methodology, as well as procure capacity in the market until the new resources are placed in service and accredited by MISO. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Electric Operating Information - Alliant Energy	2021	2020	2019
Revenues (in millions):
Residential	$1,115	$1,093	$1,092
Commercial	763	718	770
Industrial	893	841	889
Retail subtotal	2,771	2,652	2,751
Sales for resale	243	204	250
Other	67	64	63
Total	$3,081	$2,920	$3,064
Sales (000s MWh):
Residential	7,353	7,294	7,207
Commercial	6,383	6,107	6,466
Industrial	11,696	11,134	11,448
Retail subtotal	25,432	24,535	25,121
Sales for resale	5,805	6,046	6,594
Other	71	71	79
Total	31,308	30,652	31,794
Customers (End of Period):
Retail	981,570	974,144	968,485
Other	2,878	2,841	2,816
Total	984,448	976,985	971,301
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,486	5,496	5,626
Maximum winter peak hour demand (MW)	4,413	4,158	4,395
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 802)	974	800	805
Madison, Wisconsin (WPL) (normal - 687)	845	736	657
Sources of electric energy (000s MWh):
Gas	10,055	10,440	11,060
Purchased power:
Wind (b)	3,529	3,683	2,383
Nuclear	—	2,347	3,748
Other (b)	2,642	2,521	3,264
Wind (b)	5,231	4,872	2,896
Coal	10,218	7,021	8,643
Other (b)	226	254	239
Total	31,901	31,138	32,233
Revenue per KWh sold to retail customers (cents)	10.90	10.81	10.95
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

Electric Operating Information	IPL			WPL
	2021	2020	2019	2021	2020	2019
Revenues (in millions):
Residential	$620	$602	$601	$495	$491	$491
Commercial	508	474	510	255	244	260
Industrial	505	488	504	388	353	385
Retail subtotal	1,633	1,564	1,615	1,138	1,088	1,136
Sales for resale	74	88	128	169	116	122
Other	45	43	38	22	21	25
Total	$1,752	$1,695	$1,781	$1,329	$1,225	$1,283
Sales (000s MWh):
Residential	3,680	3,623	3,613	3,673	3,671	3,594
Commercial	4,022	3,835	4,109	2,361	2,272	2,357
Industrial	6,581	6,372	6,420	5,115	4,762	5,028
Retail subtotal	14,283	13,830	14,142	11,149	10,705	10,979
Sales for resale	1,807	3,485	4,479	3,998	2,561	2,115
Other	35	34	36	36	37	43
Total	16,125	17,349	18,657	15,183	13,303	13,137
Customers (End of Period):
Retail	496,435	494,258	492,830	485,135	479,886	475,655
Other	858	856	855	2,020	1,985	1,961
Total	497,293	495,114	493,685	487,155	481,871	477,616
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,892	2,951	2,944	2,680	2,609	2,682
Maximum winter peak hour demand (MW)	2,433	2,311	2,377	2,028	1,873	2,031
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 802)	974	800	805	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 687)	N/A	N/A	N/A	845	736	657
Sources of electric energy (000s MWh):
Gas	4,011	5,296	6,362	6,044	5,144	4,698
Purchased power:
Wind (b)	2,285	2,359	1,788	1,244	1,324	595
Nuclear	—	2,347	3,748	N/A	N/A	N/A
Other (b)	1,166	391	326	1,476	2,130	2,938
Wind (b)	4,088	3,843	2,067	1,143	1,029	829
Coal	4,756	3,185	4,470	5,462	3,836	4,173
Other (b)	12	12	11	214	242	228
Total	16,318	17,433	18,772	15,583	13,705	13,461
Revenue per KWh sold to retail customers (cents)	11.43	11.31	11.42	10.21	10.16	10.35
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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 1% and 7%, respectively, above their forecasted maximum daily system demand requirements from November 2021 through March 2022.

Gas Operating Information - Alliant Energy	2021	2020	2019
Revenues (in millions):
Residential	$257	$214	$259
Commercial	139	107	133
Industrial	17	12	16
Retail subtotal	413	333	408
Transportation/other	43	40	47
Total	$456	$373	$455
Sales (000s Dths):
Residential	26,795	27,809	30,791
Commercial	18,516	17,996	21,611
Industrial	2,868	3,003	3,448
Retail subtotal	48,179	48,808	55,850
Transportation/other	99,179	102,790	97,135
Total	147,358	151,598	152,985
Retail Customers (End of Period)	422,864	419,994	417,322
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,705)	6,539	6,625	7,262
Madison, Wisconsin (WPL) (normal - 6,992)	6,620	6,789	7,397
Revenue per Dth sold to retail customers	$8.57	$6.82	$7.31
Purchased gas costs per Dth sold to retail customers	$5.29	$3.67	$3.89

Gas Operating Information	IPL			WPL
	2021	2020	2019	2021	2020	2019
Revenues (in millions):
Residential	$146	$116	$149	$111	$98	$110
Commercial	79	59	75	60	48	58
Industrial	12	8	12	5	4	4
Retail subtotal	237	183	236	176	150	172
Transportation/other	28	25	28	15	15	19
Total	$265	$208	$264	$191	$165	$191
Sales (000s Dths):
Residential	13,873	14,521	16,078	12,922	13,288	14,713
Commercial	9,065	8,925	10,906	9,451	9,071	10,705
Industrial	1,943	2,062	2,514	925	941	934
Retail subtotal	24,881	25,508	29,498	23,298	23,300	26,352
Transportation/other	40,738	39,543	38,323	58,441	63,247	58,812
Total	65,619	65,051	67,821	81,739	86,547	85,164
Retail Customers (End of Period)	225,517	224,927	224,613	197,347	195,067	192,709
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	269,335	253,439	303,508	221,256	189,439	229,022
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,705)	6,539	6,625	7,262	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,992)	N/A	N/A	N/A	6,620	6,789	7,397
Revenue per Dth sold to retail customers	$9.53	$7.17	$8.00	$7.55	$6.44	$6.53
Purchased gas cost per Dth sold to retail customers	$5.96	$3.87	$4.06	$4.58	$3.45	$3.70
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

Risks Related to Business Operations
A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. We face threats from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, vulnerabilities such as the log4j vulnerability, fraud attempts, and phishing attacks. More of our workforce is working remotely due to the novel coronavirus (COVID-19) pandemic, which has increased the number of devices connected to the internet that impact our operations and therefore increase our cyber security risk. Incidents of ransomware attacks have been increasing in frequency and magnitude, including the ransomware attack that resulted in the operator of the Colonial Pipeline paying millions of dollars in ransom to hackers as a result of a cyber attack disabling the pipeline for several days in May 2021. Cyber attacks targeting electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. We have relied on a global supply chain for certain components of our operating and technology systems, which may increase our exposure to cyber attacks. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Due to the evolving nature of cyber attacks and cyber security, our current safeguards to protect our operating systems and information technology assets may not always be effective. We rely on third parties for software to protect against cyber attacks and we are at risk if such third parties are targets of cyber attacks. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

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

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including proliferation of customer and third party-owned generation, technological advances that reduce the costs of renewable energy and storage solutions for our customers, loss of service territory or franchises, energy efficiency measures, technological advances that improve energy efficiency, third-party disrupters, loss of wholesale customers, the adverse impact of tariffs on our customers, and economic conditions. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities and large-scale additions and upgrades to our electric and gas distribution systems. These construction projects are subject to various risks. These risks include: the inability to obtain necessary regulatory approvals and permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor including due to tariffs, labor issues, or supply shortages; delays caused by construction accidents or injuries; shortages in materials, equipment, inflation and qualified labor; changes to the scope or timing of the projects; general contractors, subcontractors, or equipment not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; the inability to successfully resolve warranty claims; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital or other proposed financing arrangements such as tax equity financing; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators. Inability to recover costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

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

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, public and employee safety, operator error and ruptured oil and chemical tanks. The operation of our natural gas transmission and distribution infrastructure also involves many risks, such as leaks, explosions, mechanical problems, members of the public and contractors coming into contact with our infrastructure, and employee and public safety. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting the ability to transmit electricity within our service territories. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electricity.

These risks could cause significant harm to employees, customers and the public including loss of human life, significant damage to property, adverse impacts on the environment and impairment of our operations, all of which could result in substantial financial losses to us. We are also responsible for compliance with new and changing regulatory standards involving safety, reliability and environmental compliance, including regulations under the Pipeline and Hazardous Materials Safety Administration, the Occupational Health and Safety Administration, the North American Electric Reliability Corporation and Transportation Security Authority. Failure to meet these regulatory standards could result in substantial fines. Lastly, we have obligations to provide electric and natural gas service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

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

The COVID-19 pandemic and the spread of variant strains could adversely affect our business functions, financial condition, results of operations and cash flows - The ongoing COVID-19 pandemic and the spread of variant strains has resulted in widespread impacts on the economy, including disruptions to supply chains, and reduced labor availability and productivity. The COVID-19 pandemic has impacted, and may continue to impact, the economic conditions in our service territories, which may adversely impact our sales and our customers’ abilities to pay their bills. Travel and transportation restrictions and closures of commercial spaces and industrial facilities have been imposed in and across the U.S., including in the service territories in which we operate. Governmental and regulatory responses to COVID-19 have included suspending service disconnects, which may increase customer account arrears, possibly increasing our allowance for expected credit losses and decreasing our cash flows.

Closures of commercial spaces and industrial facilities, stay-at-home trends, work-from-home trends, and business disruptions have impacted sales volumes. These trends may result in a reduction in demand for electricity and natural gas from retail customers. Negative impacts on the economy resulting from the continued pandemic could adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements. The negative impacts on the economy, labor markets, and supply chains could also adversely impact the ability of counterparties to meet contractual payment obligations, including guarantees, or deliver contracted commodities and other goods or services at the contracted price, which could increase company expenses. Our access to the capital markets could be adversely affected by COVID-19, which could cause us to need alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital.

Travel bans and restrictions, quarantines, and vaccine mandates have caused, and may continue to cause, disruptions in supply chains or access to labor that may adversely impact our planned construction projects, our ability to satisfy compliance requirements, or our operations, including our ability to maintain reliable electric and gas service. This may cause us to miss milestones on construction projects and experience operational delays, which, in the case of renewable energy projects, could delay our completion of such projects past the in-service dates required to qualify for the maximum general renewable tax credits for investments in such renewable energy projects. We have modified certain business practices to be consistent with government restrictions and best practices encouraged by government and regulatory authorities and developed risk mitigation plans for critical items and services required to continue our operations. The effects of these government restrictions could adversely impact implementation of our regulatory plans and our operations. If our workforce contracts COVID-19, it could negatively impact our operations, including our ability to maintain reliable electric and gas service.

The degree to which COVID-19 and the spread of the variant strains may impact our business operations, financial condition and results of operations is unknown at this time and will depend on future developments, including the continued spread of COVID-19 and its variants, the severity of the disease, the duration of the pandemic, possible resurgence of the disease at a later date, emergence of variants, speed, efficacy and adoption rates of vaccines, and further actions that may be taken by governmental and regulatory authorities.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas or coal to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the Midcontinent Independent System Operator, Inc. (MISO) energy market. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, increased demand including due to increased liquified natural gas demand from foreign countries, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs and where electric fuel cost recovery may be limited if WPL earns in excess of its authorized return on common equity. Increases in prices and costs due to disruptions that are not recovered in rates fully, in a timely manner, may adversely impact our financial condition and results of operations.

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

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, MISO and the Transportation Security Administration. The impacts on our operations include: our ability to site and construct new generating facilities, such as renewable energy projects, and recover associated costs, including our ability to continue to use a renewable energy rider in Iowa; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; possible changes to MISO’s methodology establishing capacity planning reserve margin requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar and wind generation may be accredited with energy capacity and may require IPL and WPL to adjust their current resource plans, the need to add additional resources to comply with MISO’s proposal, or procure capacity in the market whereby such costs might not be recovered in rates; the impact of the lack of availability of existing and new generating facilities has on our accredited capacity for such facilities pursuant to MISO’s methodology for establishing capacity planning reserve margin requirements; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements, such as tax equity financing to finance renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects or to record an impairment of our assets and may have a material adverse impact on our financial condition and results of operations. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have generated large taxable losses and tax credits that have resulted in significant federal and state net operating losses and tax credit carryforwards. We plan to utilize substantially all of these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the tax rates are increased or a minimum corporate income tax is implemented, as has been proposed by the current Presidential Administration, we may experience adverse impacts to our financial condition and results of operations.

Our utility business currently operates wind generating facilities, which generate production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the date the qualifying generating facilities are placed in service, the level of electricity output generated by our qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the in-service date, the amount of production tax credits that we can generate may be significantly reduced. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of wind energy resulting in unfavorable pricing for wind energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms resulting in a material adverse impact on our financial condition and results of operations. Our strategic plan includes developing solar generating facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the date the qualifying generating facilities begin and end construction and the costs of the qualifying generating facilities. If there is a disagreement on the dates construction began and ended or the qualifying costs, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal and containment, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty and could be changed by the current Presidential Administration. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in or new development of environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gas (GHG) emissions could negatively impact us - Regulators, customers and investors continue to raise concerns about climate change and GHG emissions. National regulatory action and international regulatory actions continue to evolve. We are focused on executing a long-term strategy to deliver reliable and affordable energy with lower carbon dioxide (CO2) emissions independent of changing policies and political landscape. However, it is unclear how these climate change concerns will ultimately impact us. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce CO2 emissions on a voluntary-basis, including faster adoption of lower CO2 emitting technologies and management of excess renewable energy credits. The timing and pace to fully achieve decarbonization is also contingent on the future development of technologies to reliably store and manage electricity, as well as electrification of other economic sectors. The EPA’s approach and timing for implementing rules to regulate CO2 emissions at fossil-fuel fired electric generating units remains undecided and subject to litigation and could change in the current Presidential Administration. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Potential future requirements to reduce CO2, methane and other GHGs from the energy and manufacturing sectors could affect our operations in various ways. Regulation or legislation mandating CO2 emissions reductions or other clean energy standards affecting utility companies could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with transition to a lower-carbon economy that may extend to our supply chain and natural gas operations. Regulation of oil and gas production could affect our upstream supply of natural gas for electricity generation and to provide directly to our residential and business customers from our local distribution company. This could result in rapid increased demand for alternative non-fossil energy sources and economy-wide electrification. Changes to regional and local climate trends such as the frequency, seasonality, and severity of weather conditions could directly and indirectly impact our company. Acute and chronic physical risks could disrupt our operations or affect our property. Furthermore, it could affect the timing of peak demand and overall energy consumption of our customers. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations and these could have a material adverse impact on our financial condition and results of operations.

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a workforce that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. We are also subject to collective bargaining agreements covering approximately 1,800 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. The primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries, primarily its utility subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to Alliant Energy, whether by dividends, distributions, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to Alliant Energy and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations, earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities have dividend payment restrictions based on the terms of regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

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

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategy is dependent upon our ability to access the capital markets. We have forecasted capital expenditures of approximately $7 billion over the next four years. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our businesses. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Increases in interest rates may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategy.

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, such as worsening credit metric impacts, negative changes to our regulatory environment, or general negative outlook for the utility industry, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, volatility of the capital markets, inflation or other factors, our financial condition and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2021, IPL’s and WPL’s facilities by primary fuel type were as follows:

IPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of Facility and Location	Dates	in MW	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	706	625
Emery Generating Station (Units 1-3); Mason City, IA	2004	603	532
Burlington Generating Station (Unit 1); Burlington, IA	1968	212	167
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	189	144
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	149	113
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	79	35
Total Gas		1,938	1,616
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299	89
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201	36
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200	28
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200	33
English Farms (69 Units); Poweshiek Co., IA	2019	172	27
Richland (53 Units); Sac Co., IA	2020	131	21
Franklin County (60 Units); Franklin Co., IA	2012	99	14
Total Wind		1,302	248
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	348	315
Lansing Generating Station (Unit 4); Lansing, IA	1977	275	206
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	179	157
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	164	140
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	65	29
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	32	28
Total Coal		1,063	875
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	90	66
Total Oil		90	66
Dubuque Solar Garden; Dubuque, IA	2017	5	2
Marshalltown Solar Garden; Marshalltown, IA	2020	3	1
Total Solar		8	3
Battery Storage; Decorah, Wellman and Marshalltown, IA	2019-2021	4	—
Total Battery Storage		4	—
Total capacity		4,405	2,808

WPL		Nameplate	Generating
	In-service	Capacity	Capacity
Name of Facility and Location	Dates	in MW	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	675	503
West Riverside Energy Center (Units 1-3); Beloit, WI (f)	2020	658	595
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	371	294
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (g)	1994	191	161
Total Gas		1,895	1,553
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201	26
Kossuth (56 Units); Kossuth Co., IA	2020	152	25
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68	8
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (h)	2008	59	7
Total Wind		480	66
Columbia Energy Center (Units 1-2); Portage, WI (i)	1975-1978	595	585
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	414	397
Total Coal		1,009	982
Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	1914-1940	33	12
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	1926-1939	10	6
Total Hydro		43	18
West Riverside Solar Garden, Beloit, WI (j)	2021	4	—
Total Solar		4	—
Total capacity		3,431	2,619

(a)Based on the accredited generating capacity of the EGUs as of December 31, 2021 included in MISO’s resource adequacy process for the planning period from June 2021 through May 2022. IPL’s Battery Storage did not receive any accredited generating capacity for the planning period from June 2021 through May 2022. Electricity generated from the West Riverside Solar Garden is used to offset electricity usage at the West Riverside Energy Center and does not receive any accredited generating capacity.
(b)Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 656 MW (generating capacity) EGU, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest in this 696 MW (nameplate capacity) / 610 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest in this 584 MW (nameplate capacity) / 501 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(e)Represents IPL’s 4% ownership interest in this 812 MW (nameplate capacity) / 708 MW (generating capacity) EGU, which is operated by MidAmerican Energy Company.
(f)Represents WPL’s 91% ownership interest in this 723 MW (nameplate capacity) / 654 MW (generating capacity) EGU, which is operated by WPL.
(g)Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.
(h)Represents WPL’s 42.64% ownership interest in this 138 MW (nameplate capacity) / 17 MW (generating capacity) EGU, which is operated by Invenergy Services, LLC.
(i)Represents WPL’s 53.5% ownership interest in this 1,112 MW (nameplate capacity) / 1,093 MW (generating capacity) EGU, which is operated by WPL.
(j)Represents WPL’s 91% ownership interest in this 4 MW (nameplate capacity) EGU, which is operated by WPL.

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

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2021 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2021 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The Sheboygan Falls Energy Facility was accredited with 295 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2021 through May 2022.

Travero - Includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa, which began operations in 2021.

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

Name	Age as of Filing Date	Registrant	Positions
John O. Larsen	58	Alliant Energy	Mr. Larsen has served as a director since February 2019, and as Chairman of the Board, President and Chief Executive Officer (CEO) since July 2019. He previously served as President and Chief Operating Officer since January 2019, as President from January 2018 to January 2019, and as Senior Vice President (VP) from February 2014 to January 2018.
		IPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as Senior VP since February 2014.
		WPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chairman of the Board since July 2019. He previously served as President since December 2010.
Robert J. Durian	51	Alliant Energy, IPL and WPL	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019; as Senior VP, CFO and Treasurer from January 2018 to February 2019; and as VP, CFO and Treasurer from December 2016 to January 2018.
James H. Gallegos	61	Alliant Energy, IPL and WPL	Mr. Gallegos has served as Executive VP, General Counsel and Corporate Secretary since February 2020. He previously served as Senior VP, General Counsel and Corporate Secretary since February 2015.
David A. de Leon	59	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
		WPL	Mr. de Leon has served as President since January 2019. He previously served as VP since April 2017 and as Director-Generation Construction from February 2014 to April 2017.
Terry L. Kouba	63	Alliant Energy and WPL	Mr. Kouba has served as Senior VP since January 2019. He previously served as VP since February 2014.
		IPL	Mr. Kouba has served as President since January 2019. He previously served as VP since February 2014.
Benjamin M. Bilitz	46	Alliant Energy, IPL and WPL	Mr. Bilitz has served as Chief Accounting Officer and Controller since December 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2021 was $61.47.

Shareowners - At December 31, 2021, there were 22,334 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2021, Alliant Energy announced an increase in its targeted 2022 annual common stock dividend to $1.71 per share, which is equivalent to a quarterly rate of $0.4275 per share, beginning with the February 2022 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2021 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	3,833	$55.96	—	N/A
November 1 to November 30	2,800	56.28	—	N/A
December 1 to December 31	72	59.22	—	N/A
	6,705	56.13	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2021 compared to 2020. Refer to MDA in the combined 2020 Form 10-K for details on certain financial information for 2020 compared to 2019.

OVERVIEW

Strategy and Mission
Alliant Energy’s mission is to deliver affordable energy solutions and exceptional service that its customers and communities count on - safely, efficiently, reliably and responsibly. The mission is supported by a strategy focused on meeting the evolving expectations of customers while providing an attractive return for investors, as well as serving its customers and building strong communities. This strategy includes the following key elements:

Providing affordable energy solutions to customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.
Key Highlights -
•Alliant Energy’s Clean Energy Blueprints, also known as its cleaner energy strategy, is expected to result in cost savings for its utility customers through the planned transition away from coal-fired EGUs and incorporation of additional renewable energy, renewable tax credits for investments in renewable energy projects, and utilization of renewable project tax equity financing under the current tax regulations.
•WPL maintaining flat base rates in 2021 by utilizing Federal Tax Reform benefits and expected lower fuel costs to offset higher revenue requirements from rate base additions.
•IPL’s renewable energy rider became effective February 26, 2020, which allows for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs incurred to fund IPL’s 1,000 MW of wind EGUs placed in service in 2019 and 2020, and related tax benefits, including production tax credits.

•Providing $35 million of billing credits to IPL’s retail electric customers beginning in the third quarter of 2020 through June 2021, largely driven by Federal Tax Reform benefits for customers.
•Significant fuel cost reductions achieved in 2021 as a result of expansion of renewable generation and shortening the term of IPL’s DAEC PPA by 5 years.
•Issuance of new long-term debt in 2021 at historically low interest rates for IPL ($300 million of 3.1% senior debentures due 2051) and WPL ($300 million of 1.95% green bonds due 2031).
•Redemption of IPL’s 5.1% cumulative preferred stock in 2021.
•Levelized cost recovery mechanism for the remaining net book value of Edgewater Unit 5, which helps reduce customer costs in 2022 and 2023.

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
Key Highlights (refer to “Customer Investments” for details) -
•Planned development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022 and 2023, approximately 400 MW of solar generation at IPL with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024 at IPL. In addition, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, including repowering of existing wind farms and additional solar generation and distributed energy resources, including community solar and energy storage systems.
•IPL’s December 2021 completion of the fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development in the communities it serves.
Key Highlights -
•WPL entered into a new wholesale power supply agreement, which was effective January 1, 2021 and brought approximately 55 MW of load to WPL’s electric system in 2021.
•Alliant Energy has various development-ready sites throughout Iowa and Wisconsin, including the 1,300-acre Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the 730-acre Prairie View Industrial Center Super Park in Ames, Iowa, which are rail-served ready-to-build manufacturing and industrial sites in close proximity to the regional airport and interstate freeways and access IPL’s electric services. The Big Cedar Industrial Center Mega-site also accesses Travero’s rail-served warehouse in Iowa. In addition, the Beaver Dam Commerce Park is a 520-acre ready-to-build manufacturing and industrial site in Beaver Dam, Wisconsin, with access to commercial and freight airports, interstate freeways and WPL’s electric services.

COVID-19
The outbreak of COVID-19 has become a global pandemic and Alliant Energy’s service territories are not immune to the challenges presented by COVID-19. Despite these challenges, Alliant Energy, IPL and WPL continue to focus on providing the critical, reliable service their customers depend on, while emphasizing the health and welfare of their employees, customers and communities. Alliant Energy, IPL and WPL have not experienced significant impacts on their overall business operations, financial condition, results of operations or cash flows; however, the degree to which the COVID-19 pandemic may impact such items in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities. Alliant Energy has mitigated the impact of any sales declines from COVID-19 by accelerating planned cost transformation activities. Actual and potential impacts from COVID-19 include, but are not limited to, the following:

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

While Alliant Energy has not experienced any significant issues to-date, it continues to monitor potential disruptions or constraints in materials and supplies from key suppliers. Alliant Energy’s construction projects are currently progressing as planned with added safety protocols, and while it continues to monitor its supply chain, Alliant Energy has experienced supply constraints and commodity inflation in the solar market. Alliant Energy’s wind farms under construction during the pandemic were placed in service in 2020 as previously planned to meet the timing requirements to qualify for the maximum renewable tax credits. In addition, Alliant Energy does not currently expect any material changes to its construction and acquisition expenditures plans disclosed in “Liquidity and Capital Resources” resulting from COVID-19.

Alliant Energy has not experienced, and currently does not expect, an interruption in its ability to provide electric and natural gas services to its customers. Alliant Energy currently expects to incur incremental direct expenses related to certain of these operational and supply chain impacts but does not expect them to have a material impact on its results of operations.

Customer Impacts - COVID-19 has resulted in various travel restrictions and closures of commercial spaces and industrial facilities in Alliant Energy’s service territories, especially early on in the pandemic. While the total expected impact of COVID-19 on future sales is currently unknown, Alliant Energy experienced higher electric residential sales and lower electric commercial and industrial sales in 2020, and lower electric residential sales and higher electric commercial and industrial sales in 2021. In addition, Alliant Energy has not experienced a material increase in customer bankruptcies in 2020 or 2021.

Liquidity and Capital Resources Impacts - Alliant Energy maintains a single credit facility, which allows borrowing capacity to shift among Alliant Energy (at the parent company level), IPL and WPL, as needed. In addition, IPL maintains a sales of accounts receivable program as an alternative financing source; however, if customer arrears were to exceed certain levels, IPL’s access to the program may be restricted. Alliant Energy, IPL and WPL currently expect to maintain compliance with the financial covenants of the credit facility agreement, and Alliant Energy currently expects to maintain compliance with the financial covenants in AEF’s term loan credit agreement. In addition, Alliant Energy currently expects to have adequate liquidity to fulfill its contractual obligations, access to capital markets and continue with its planned quarterly dividend payments.

Credit Risk Impacts - Alliant Energy has not experienced any material negative impacts related to customer arrears and bad debts as a result of the pandemic; however, if government funds are no longer available for customers to help pay their utility bills, it may negatively impact Alliant Energy’s customers’ willingness and ability to pay, which could negatively impact Alliant Energy’s cash flows from operations. Currently, Alliant Energy does not anticipate any material credit risk related to its commodity transactions.

Legislative Impacts - Refer to “Legislative Matters” for discussion of legislation that was enacted in 2020 related to impacts from COVID-19.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2021		2020
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$632	$2.52	$586	$2.36
ATC Holdings	31	0.12	34	0.14
Non-utility and Parent	(4)	(0.01)	(6)	(0.03)
Alliant Energy Consolidated	$659	$2.63	$614	$2.47

Alliant Energy’s Utilities and Corporate Services income increased $46 million in 2021 compared to 2020. The increase was primarily due to higher earnings resulting from IPL’s and WPL’s increasing rate base, as well as higher sales due in part to the derecho windstorm in Iowa and COVID-19 sales impacts in 2020. These items were partially offset by higher depreciation expense and lower AFUDC.

Operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Operating income	$795	$740	$460	$410	$308	$306
Electric utility revenues	$3,081	$2,920	$1,752	$1,695	$1,329	$1,225
Electric production fuel and purchased power expenses	(642)	(652)	(295)	(352)	(347)	(300)
Electric transmission service expense	(537)	(449)	(367)	(298)	(170)	(151)
Utility Electric Margin (non-GAAP)	1,902	1,819	1,090	1,045	812	774
Gas utility revenues	456	373	265	208	191	165
Cost of gas sold	(258)	(182)	(149)	(99)	(109)	(83)
Utility Gas Margin (non-GAAP)	198	191	116	109	82	82
Other utility revenues	49	49	46	44	3	5
Non-utility revenues	83	74	—	—	—	—
Other operation and maintenance expenses	(676)	(670)	(362)	(375)	(268)	(254)
Depreciation and amortization expenses	(657)	(615)	(375)	(356)	(276)	(254)
Taxes other than income tax expense	(104)	(108)	(55)	(57)	(45)	(47)
Operating income	$795	$740	$460	$410	$308	$306

Operating Income Variances - Variances between periods in operating income for 2021 compared to 2020 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$83	$45	$38
Total higher utility gas margin variance (Refer to details below)	7	7	—
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	(6)	13	(14)
Higher depreciation and amortization expense primarily due to additional plant in service in 2020 and 2021, including IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm	(42)	(19)	(22)
Other	13	4	—
	$55	$50	$2

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2021	2020	2021	2020	2021	2020	2021	2020
Alliant Energy
Retail	$2,771	$2,652	25,432	24,535	$413	$333	48,179	48,808
Sales for resale	243	204	5,805	6,046	N/A	N/A	N/A	N/A
Transportation/Other	67	64	71	71	43	40	99,179	102,790
	$3,081	$2,920	31,308	30,652	$456	$373	147,358	151,598
IPL
Retail	$1,633	$1,564	14,283	13,830	$237	$183	24,881	25,508
Sales for resale	74	88	1,807	3,485	N/A	N/A	N/A	N/A
Transportation/Other	45	43	35	34	28	25	40,738	39,543
	$1,752	$1,695	16,125	17,349	$265	$208	65,619	65,051
WPL
Retail	$1,138	$1,088	11,149	10,705	$176	$150	23,298	23,300
Sales for resale	169	116	3,998	2,561	N/A	N/A	N/A	N/A
Transportation/Other	22	21	36	37	15	15	58,441	63,247
	$1,329	$1,225	15,183	13,303	$191	$165	81,739	86,547

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 4% in 2021 compared to 2020, primarily due to changes in temperatures, COVID-19 impacts in Alliant Energy’s service territories and impacts from the derecho windstorm in IPL’s service territory in August 2020, partially offset by the impact on sales of the additional day due to leap year in 2020. Alliant Energy’s retail gas sales volumes decreased 1% in 2021 compared to 2020, primarily due to changes in temperatures and the impact on sales of the additional day due to leap year in 2020, partially offset by COVID-19 impacts in Alliant Energy’s service territories. In 2021, changes in COVID-19 impacts resulted in decreases for retail electric residential sales volumes and increases for retail electric commercial and industrial sales.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures were as follows (in millions):

	Electric Margins		Gas Margins
	2021	2020	2021	2020
IPL	$12	$1	($1)	$—
WPL	7	3	(2)	(1)
Total Alliant Energy	$19	$4	($3)	($1)

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements due to increasing rate base (a) (b)	$43	$29	$14
Estimated changes in sales volumes caused by temperatures	15	11	4
Higher wholesale margins at WPL partially due to a new wholesale customer in 2021	8	—	8
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(14)	(14)	—
Other (includes higher temperature-normalized sales primarily due to the derecho windstorm in 2020 and COVID-19 impacts)	31	19	12
	$83	$45	$38

(a)IPL’s final retail electric base rate increase was effective February 26, 2020. Effective with final rates, the recovery of, and return on, IPL’s new wind generation placed in service in 2019 and 2020 is provided through the renewable energy rider. The final rate increase includes a reduction for anticipated production tax credits for IPL’s new wind generation. This reduction is expected to be offset by a reduction in income tax expense resulting from production tax credits recognized from this new wind generation. In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the terms of its DAEC PPA by 5 years. The higher revenue requirements from the buyout payment, including a return on such costs, is being recovered from IPL’s retail customers from 2021 through the end of 2025. Refer to Note 2 for further discussion.
(b)In December 2020, the PSCW issued an order authorizing WPL to maintain its current retail electric base rates through the end of 2021. WPL utilized anticipated fuel-related cost savings and excess deferred income tax benefits in 2021 to offset the revenue requirement impacts of increasing electric rate base, including the Kossuth wind farm, which was placed in service in October 2020. The lower fuel expense benefits are recognized in electric margin and the additional amount of excess deferred income tax benefits is recognized as a reduction in income tax expense.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$7	$7	$—
Estimated changes in sales volumes caused by temperatures	(2)	(1)	(1)
Other	2	1	1
	$7	$7	$—

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
Higher generation operation and maintenance expenses	($17)	($12)	($5)
Credit loss adjustments in 2020 related to guarantees for an affiliate of Whiting Petroleum (Refer to Note 17(d))	(7)	—	—
Lower bad debt expense at IPL	13	13	—
Lower energy efficiency expense at IPL (primarily offset by changes in electric and gas revenues)	7	7	—
Other	(2)	5	(9)
	($6)	$13	($14)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower AFUDC primarily due to changes in CWIP balances related to IPL’s new wind generation, and WPL’s West Riverside Energy Center and Kossuth wind farm, placed in service in 2020	($30)	($15)	($15)
Other	8	7	—
	($22)	($8)	($15)

Income Taxes - Refer to Note 12 for details of effective income tax rates.

Preferred Dividend Requirements of IPL - Refer to Note 8 for details of the redemption of IPL’s 5.1% cumulative preferred stock in December 2021, including a $5 million non-cash charge recorded in 2021 related to this transaction.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - WPL and AEF currently expect to issue up to $600 million and $800 million of long-term debt, respectively, in 2022. WPL, AEF and Corporate Services have $250 million, $300 million and $75 million of long-term debt maturing in 2022, respectively. Alliant Energy currently expects to issue approximately $25 million of common stock in 2022 through its Shareowner Direct Plan.
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
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2022 compared to 2021 due to financings completed in 2021 and planned in 2022 as discussed above.
•Allowance for Funds Used During Construction - Alliant Energy and WPL currently expect AFUDC to increase in 2022 compared to 2021 primarily due to increased CWIP balances related to WPL’s solar generation.
•Preferred Dividend Requirements of IPL - Alliant Energy and IPL currently expect a decrease in preferred dividend requirements in 2022 compared to 2021 due to the redemption of IPL’s 5.1% cumulative preferred stock in December 2021.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward cleaner energy and sustainable customer solutions. These priorities include:

Environmental Stewardship
Alliant Energy’s environmental stewardship is focused on meeting its customers’ energy needs in an economical, efficient, reliable and sustainable manner. Alliant Energy proactively considers future environmental compliance requirements and proposed regulations in its planning, decision-making, construction and ongoing operations activities. Alliant Energy is focused on executing a long-term strategy to deliver reliable and affordable energy with lower emissions independent of changing policies and political landscape. To achieve these long-term goals, Alliant Energy will transition away from coal-fired EGUs by incorporating renewable energy, distributed energy resources, energy efficiency, demand response, highly-efficient natural gas-fired EGUs and other emerging technologies such as energy storage. Alliant Energy’s voluntary environmental-related goals and achievements include the following:

•Exceeded its 2020 targets by reducing air emissions for sulfur dioxide by over 90%, nitrogen oxide by over 80% and mercury by over 90% from 2005 levels.
•By 2030, reduce CO2 emissions by 50% from its owned fossil-fueled EGUs and reduce electric utility water supply by 75% from 2005 levels, and transition 100% of its owned light-duty fleet vehicles to be electric, as well as partner to plant more than 1 million trees by the end of 2030.
•By 2040, eliminate all coal-fired EGUs from its generating fleet.
•By 2050, achieve an aspirational goal of net-zero CO2 emissions from the electricity it generates.

Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

Renewable Generation
Alliant Energy has developed Clean Energy Blueprints, or its cleaner energy strategy, as a guide to meet customer demand for affordable, reliable and cleaner energy in Iowa and Wisconsin. This strategy includes the planned development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022 and 2023, approximately 400 MW of solar generation at IPL with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024 at IPL. In addition, WPL’s plans include up to 300 MW of additional capacity. Alliant Energy, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, repowering of existing wind farms, and distributed energy resources, including community solar and energy storage systems. Estimated capital expenditures for these planned projects for 2022 through 2025 are included in the “Renewable projects” line in the construction and acquisition table in “Liquidity and Capital Resources.” These estimates include current expectations for higher costs for various projects, as supply constraints and commodity inflation continue to be prevalent in the solar market. IPL and WPL currently assume that a portion of the construction costs for the new solar generation will be financed by a tax equity partner, which is discussed in “IPL and WPL Solar Project Tax Equity Financing” in “Liquidity and Capital Resources.” In addition, Alliant Energy completed the construction and acquisition of approximately 1,200 MW of wind generation in aggregate (approximately 1,000 MW at IPL and approximately 200 MW at WPL) from 2018 through 2020.

WPL’s Solar Generation and Distributed Energy Resources - In June 2021, WPL received an order from the PSCW for its first CA authorizing WPL to acquire, own, and operate 675 MW of new solar generation in the following Wisconsin counties: Grant (200 MW), Sheboygan (150 MW), Wood (150 MW), Jefferson (75 MW), Richland (50 MW) and Rock (50 MW). In July 2021, WPL notified the PSCW that it currently expects estimated construction costs and related rate base additions associated with its 675 MW of new solar generation will exceed amounts approved by the PSCW in June 2021 by approximately 7-10%. In September 2021 and January 2022, WPL filed revised estimated construction costs and related rate base additions for its second CA with the PSCW for approval to acquire, construct, own, and operate up to 414 MW of new solar generation in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW). These projects in the first and second CAs are expected to be placed in service in 2022 and 2023. The 1,089 MW of new solar generation would replace energy and capacity being eliminated with the planned retirement of the coal-fired Edgewater Generating Station (414 MW) by early 2023, and Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024 (595 MW in aggregate), which are the last coal-fired EGUs at WPL. The retirement of these coal-fired EGUs supports Alliant Energy’s strategy, which is focused on meeting its customers’ energy needs in an economical, efficient, reliable and sustainable manner. As a result of WPL’s neighboring utilities’ anticipated purchase of a partial ownership interest in West Riverside and any requirements resulting from MISO’s resource adequacy proposal that was issued in 2021, WPL anticipates additional capacity needs by 2024, which is expected to result in additional renewable energy resources and energy storage systems. WPL currently expects to request approval from the PSCW in 2022 for up to 300 MW of additional capacity.

IPL’s Solar Generation and Distributed Energy Resources - In November 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024. The advance rate-making principles filing included requests for a fixed cost cap of $1,575/kilowatt, including AFUDC and transmission upgrade costs among other costs, and a return on common equity of 11.40%, and proposes that a portion of the construction be financed by tax equity partners. In addition, the filing included a request that any costs incurred in excess of the cost cap be incorporated into rates if determined to be reasonable and prudent. The 400 MW of new solar generation and 75 MW of battery storage would help replace a portion of the energy and capacity expected to be eliminated with the planned retirement of the coal-fired Lansing Generating Station (275 MW) by the end of 2022 and the expected reduction of energy and capacity resulting from the December 2021 fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas. In addition, IPL’s plans include additional renewables and distributed energy resources, including community solar and energy storage systems, to add energy and capacity.

Complementary Generation Investments
WPL’s West Riverside Natural Gas-fired Generating Station - In 2020, WPL completed the construction of West Riverside, a 723 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin. WPL entered into agreements with neighboring utilities and electric cooperatives that provide each of them options to purchase a partial ownership interest in West Riverside. The purchase price for such options is based on the ownership interest acquired and the net book value of West Riverside on the date of the purchase. The exercise of the WPSC and MGE options is subject to PSCW approval, which is currently expected by early 2023, and the timing and ownership amounts of the options are as follows:

Counterparty	Option Amount and Timing
Wisconsin Public Service Corporation (WPSC)	100 MW were exercised January 2022; additionally, up to 100 MW may be exercised between May 15, 2022 and May 15, 2024 (a)
Madison Gas and Electric Company (MGE)	25 MW were exercised January 2022; additionally, up to 25 MW may be exercised between May 15, 2022 and May 15, 2025
Electric cooperatives	Approximately 60 MW were acquired January 2018

(a)Upon WPSC’s exercise of its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company, places in service prior to May 2030.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs in the next several years. In December 2021, completed the fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas. IPL currently expects to retire the coal-fired Lansing Generating Station (275 MW) by the end of 2022. WPL currently expects to retire the coal-fired Edgewater Generating Station (414 MW) by early 2023, Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on these EGUs.

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving reliability and resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2022 through 2025 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

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

Gas Pipeline Safety - In 2019, the Pipeline and Hazardous Materials Safety Administration published a final rule that updates safety requirements for gas transmission pipelines, and various updated procedures were implemented in 2020. Plans to address certain requirements for specific pipelines were developed and implemented, and remediation efforts must be completed by July 2035. In anticipation of these rule changes, Alliant Energy, IPL and WPL have been proactively replacing certain of IPL’s transmission pipelines and making modifications to certain of WPL’s transmission pipelines. Alliant Energy, IPL, and WPL also continue to evaluate the impact of this final rule and resulting remediation plans on their financial condition and results of operations.

Technology - Alliant Energy, IPL and WPL currently plan to make investments in technology to enhance productivity and efficiency through automation, customer self-service and telework. Estimated capital expenditures for expected and current technology projects for 2022 through 2025 are included in the “Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Non-utility business - Alliant Energy continues to explore growth of its Travero businesses and other limited scope opportunities outside of, but complimentary to, Alliant Energy’s core utility business. This non-utility strategy continues to evolve through exploration of modest strategic opportunities that are accretive to earnings and cash flows.

RATE MATTERS

Rate Reviews
Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

WPL’s Retail Electric and Gas Rate Reviews (2022/2023 Forward-looking Test Period) - In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain intervenor groups. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the PSCW authorized WPL to receive a recovery of and a return on the remaining net book value of Edgewater Unit 5 through 2023. Retail electric rate changes were effective on January 1, 2022 and extend through the end of 2023. Retail gas rate changes were effective on January 1, 2022 and extend through the end of 2022. WPL expects to file a limited reopener by August 2022 to adjust retail gas rates for the 2023 forward-looking Test Period, which will be limited to changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. WPL’s settlement extends, with certain modifications, an earnings sharing mechanism through 2023. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2022/2023 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 10.75%, and 100% of any excess earnings above 10.75%. Through 2023, any such deferral is required to be offset against the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by early 2023.

IPL’s Retail Electric and Gas Rate Reviews (2020 Forward-looking Test Period) - In 2019, IPL filed retail electric and gas rate review requests with the IUB covering the 2020 forward-looking Test Period. In January 2020, IPL received an order from the IUB approving IPL’s proposed settlement for its retail electric rate review. Final retail electric rates were effective February 26, 2020. In December 2019, IPL received an order from the IUB approving IPL’s proposed settlement for its retail gas rate review. Final retail gas rates were effective January 10, 2020. In 2021, the IUB issued orders for IPL’s 2020 forward-looking Test Period electric and gas subsequent proceedings, which compared actual revenues and costs to those initially forecasted by IPL, and authorized IPL to main its current retail electric and gas rates. Refer to Note 2 for details.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (2020 Test Period)
Marshalltown (b)	IUB	$559	11.00%	51.0%	2/26/2020
Emery (b)	IUB	165	12.23%	51.0%	2/26/2020
Whispering Willow - East (b)	IUB	163	11.70%	51.0%	2/26/2020
Renewable energy rider (c)	IUB	1,573	10.40%	51.0%	2/9/2021
Other (b)	IUB	3,767	9.50%	51.0%	2/26/2020
IPL Retail Gas (2020 Test Period) (b)	IUB	557	9.60%	51.0%	1/10/2020
IPL Wholesale Electric	FERC	198	10.97%	51.0%	1/1/2021
WPL Retail Electric and Gas
Electric (2022 Test Period) (d)	PSCW	4,196	10.00%	53.8%	1/1/2022
Gas (2022 Test Period) (d)	PSCW	471	10.00%	53.8%	1/1/2022
WPL Wholesale Electric	FERC	373	10.90%	55.0%	1/1/2021

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

LEGISLATIVE MATTERS

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The most significant provision of the CARES Act for Alliant Energy relates to an acceleration of refunds of existing alternative minimum tax credits to increase liquidity. In 2020, Alliant Energy received $11 million of credits that otherwise would have been received in 2021 and 2022. In addition, Alliant Energy deferred certain 2020 payroll taxes to 2021 and 2022. The CARES Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as financial support for certain of Alliant Energy’s residential, small business and non-profit customers.

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

In March 2021, the American Rescue Plan Act of 2021 (Act) was enacted. The most significant provision of the Act for Alliant Energy is reduced minimum pension plan funding requirements, which Alliant Energy adopted in August 2021. The Act also provides additional funding to the Low Income Home Energy Assistance Program, which assists certain of Alliant Energy’s customers with managing their energy costs, as well as provides financial support for certain of Alliant Energy’s residential, small business and non-profit customers.

In April 2021, legislation was enacted in Iowa prohibiting counties and cities from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to a diversified base of retail customers and industries.

In November 2021, the Infrastructure Investment and Jobs Act (IIJA Act) was enacted. The most significant provisions of the IIJA Act for Alliant Energy relate to a variety of infrastructure-related priorities, including transportation, environmental, energy and broadband infrastructure. In addition, the IIJA Act is intended to accelerate research, development, demonstration and deployment of carbon-free technologies, including hydrogen and carbon capture and storage.

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

COVID-19 Considerations - Refer to “Overview” in MDA for discussion of COVID-19 and the impacts on Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources.

Liquidity Position - At December 31, 2021, Alliant Energy had $39 million of cash and cash equivalents, $485 million ($171 million at the parent company, $250 million at IPL and $64 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with their authorized levels. Capital structures as of December 31, 2021 were as follows (Common Equity (CE); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans and solar construction that is expected to be partially financed by tax equity partners, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments, including certain lease obligations, in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include, among others, pension and OPEB obligations and the sales of accounts receivable program.

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Cash, cash equivalents and restricted cash, January 1	$56	$18	$50	$9	$3	$4
Cash flows from (used for):
Operating activities	582	501	153	(6)	371	466
Investing activities	(728)	(951)	91	(301)	(716)	(613)
Financing activities	130	488	(260)	348	344	146
Net increase (decrease)	(16)	38	(16)	41	(1)	(1)
Cash, cash equivalents and restricted cash, December 31	$40	$56	$34	$50	$2	$3

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
DAEC PPA amendment buyout payment in 2020 (Refer to Note 2)	$110	$110	$—
Credits issued to IPL’s retail electric customers in 2020 through its transmission cost rider for amounts previously collected in rates (Refer to Note 2)	42	42	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	13	10	3
Changes in levels of production fuel	4	21	(17)
Changes in the sales of accounts receivable at IPL	(70)	(70)	—
Timing of WPL’s fuel-related cost recoveries from customers	(27)	—	(27)
Refunds received in 2020 related to the MISO transmission owner return on equity complaint FERC orders	(20)	(15)	(5)
Credits issued to IPL’s retail electric customers in 2021 through its transmission cost rider for refunds received in 2020 for MISO transmission owner return on equity complaints	(14)	(14)	—
Changes in income taxes paid/refunded	(8)	65	(51)
Other (primarily due to other changes in working capital)	51	10	2
	$81	$159	($95)

Income Tax Payments and Refunds - Income tax (payments) refunds, including refunds of alternative minimum tax credits, were as follows (in millions):

	2021	2020
IPL	$47	($18)
WPL	(38)	13
Other subsidiaries	(12)	10
Alliant Energy	($3)	$5

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

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $2 million, $0 and $0 of pension plan contributions in 2022, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2021 measurement date. Refer to Note 13(a) for discussion of pension plan contributions in 2021 and the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	$223	$303	($80)
Changes in the amount of cash receipts on sold receivables	44	44	—
Refund from ATC in 2020 for construction deposits WPL previously provided to ATC for transmission network upgrades for West Riverside	(42)	—	(42)
Other	(2)	45	19
	$223	$392	($103)
(a)Largely due to lower expenditures for IPL’s and WPL’s expansion of wind generation, IPL’s and WPL’s electric and gas distribution systems and WPL’s West Riverside Energy Center, partially offset by higher expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology and improvements to ensure reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions), which are focused on the transition to cleaner energy and strengthening the resiliency of Alliant Energy’s, IPL’s and WPL’s electric grid. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Such estimates do not reflect the assumption that a portion of the construction is expected to be financed by tax equity partners, which is described in more detail below in “IPL and WPL Solar Project Tax Equity Financing.” Refer to “Customer Investments” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2022	2023	2024	2025	2022	2023	2024	2025	2022	2023	2024	2025
Generation:
Renewable projects	$845	$980	$1,135	$800	$80	$150	$505	$450	$765	$830	$630	$350
Other	100	90	95	80	55	50	45	35	45	40	50	45
Distribution:
Electric systems	435	555	590	615	210	300	330	350	225	255	260	265
Gas systems	75	110	75	75	30	35	35	35	45	75	40	40
Other	185	190	190	185	30	30	35	35	25	20	35	30
	$1,640	$1,925	$2,085	$1,755	$405	$565	$950	$905	$1,105	$1,220	$1,015	$730

Alliant Energy’s and IPL’s construction and acquisition expenditures for renewable projects in 2022 through 2024 include approximately $300 million in aggregate, a portion of which is expected to be reflected as “Other” cash flows used for investing activities in Alliant Energy’s and IPL’s cash flows.

West Riverside Options - WPL entered into agreements with neighboring utilities that provide them options to purchase a partial ownership interest in West Riverside. Upon exercise of such options, WPL will receive proceeds from the sale. Refer to “Customer Investments” for additional information, including timing for the actual and potential exercise of options.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2021 compared to 2020 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($650)	($100)	($50)
Lower net proceeds from common stock issuances	(219)	—	—
Payments to redeem cumulative preferred stock of IPL in 2021	(200)	(200)	—
Higher common stock dividends	(26)	(164)	(8)
Lower payments to retire long-term debt	649	200	150
Net changes in the amount of commercial paper outstanding	74	—	(110)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(354)	220
Other	14	10	(4)
	($358)	($608)	$198

IPL and WPL Solar Project Tax Equity Financing - IPL and WPL each propose to own and operate their planned solar projects, discussed in “Customer Investments,” which are currently expected to qualify for 26% to 30% investment tax credits, through a tax equity partnership, with approximately 25% to 45% of the construction costs financed with capital from the tax equity partner. This would allow IPL’s and WPL’s customers to share the costs of the solar projects with an investment partner for 10 years or less, while ensuring their customers receive energy, capacity, and renewable energy credit benefits from the projects. IPL and WPL would expect to purchase the tax equity partner’s interest in the solar projects within 10 years of operation, and then convert to a traditional ownership structure for the remainder of the useful life of the projects. Assuming a portion of the construction costs are financed by the tax equity partner, IPL would receive approximately $25 million in 2023, $200 million in 2024 and $60 million in 2025 from the tax equity partner, and WPL would receive approximately $165 million in 2022, $420 million in 2023, $230 million in 2024 and $190 million in 2025 from the tax equity partner. Changes to proposed solar project tax equity financing may result from a number of reasons, including changing legislation. IPL and WPL would expect to include their portion of capital expenditures, less the amounts financed by the tax equity partner, in their respective rate base.

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, AEF or Corporate Services. In 2021, IPL received authorization from FERC to issue securities in 2022 and 2023 as follows (in millions):

Long-term debt securities issuances in aggregate	$700
Short-term debt securities outstanding at any time (including borrowings from its parent)	400
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In 2017, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024. As of December 31, 2021, WPL also had authority to issue up to $700 million of long-term debt securities in aggregate through December 2023 pursuant to a September 2020 PSCW order.

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

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2020 and 2021, and “Results of Operations” for discussion of expected issuances of common stock in 2022.

Short-term Debt - In December 2021, Alliant Energy, IPL and WPL entered into a single revolving credit facility agreement, which expires in December 2026 and is discussed in Note 9(a). There are currently 13 lenders that participate in the credit facility, with respective commitments ranging from $20 million to $130 million. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise two extension options, each extending the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2021 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	57%	49%	49%

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

Long-term Debt - Refer to Note 9(b) for discussion of issuances and retirements of long-term debt in 2021 and “Results of Operations” for discussion of expected issuances of long-term debt in 2022. In 2020, IPL issued $400 million of 2.3% senior debentures due 2030, and a portion of the proceeds from the issuance was used by IPL to retire its $200 million 3.65% senior debentures that matured in 2020. In 2020, WPL issued $350 million of 3.65% debentures due 2050, and a portion of the proceeds from the issuance was used by WPL to reduce borrowings under the single revolving credit facility. In 2020, AEF entered into a $300 million variable-rate term loan credit agreement and used the borrowings under this agreement to retire its $300 million variable-rate term loan credit agreement that expired in 2020. In 2020, AEF issued $200 million of 1.4% senior notes due 2026, and a portion of the proceeds from the issuance was used to reduce Alliant Energy’s outstanding commercial paper.

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

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2023. In 2021 and 2020, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2021, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm and prior divestiture activities. Refer to Note 17(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2021, which include long-term debt maturities in Note 9(b), operating and finance leases in Note 10, capital purchase obligations in Note 17(a), and other purchase obligations in Note 17(b). At December 31, 2021, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 13(a) for anticipated pension and OPEB funding amounts. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2021, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2021, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $8 million, $0 and $2 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2021.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2021 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration. Refer to Note 12 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards and federal and state net operating loss carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2021. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards. Alliant Energy does not expect to utilize all of its federal net operating loss carryforwards until 2023, and therefore, currently does not expect to utilize 2002 vintage federal credit carryforwards prior to their expiration in 2022, resulting in valuation allowances that remain as of December 31, 2021. Federal credit carryforwards generated from 2003 through 2008, which amount to $12 million for Alliant Energy, are expected to be utilized within five years of expiration. All other federal credit carryforwards and federal net operating loss carryforwards are expected to be utilized more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require changes to valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and plant abandonment in 2021 included IPL’s and WPL’s generating units subject to early retirement.

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

Alliant Energy and IPL concluded that Lansing, and Alliant Energy and WPL concluded that Edgewater Unit 5 and Columbia Units 1 and 2, met the criteria to be considered probable of abandonment as of December 31, 2021. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGUs from both its retail and wholesale customers, and as a result, Alliant Energy, IPL and WPL concluded that no impairment was required as of December 31, 2021. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2021. Note 3 provides additional details of these assets anticipated to be retired early.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2021, unbilled revenues related to Alliant Energy’s utility operations were $195 million ($104 million at IPL and $91 million at WPL).

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2021	Impact on 2022 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2021	Impact on 2022 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$161	$11	$20	$2
1% change in expected rate of return	N/A	10	N/A	1
IPL
1% change in discount rate	75	6	7	1
1% change in expected rate of return	N/A	4	N/A	1
WPL
1% change in discount rate	71	6	7	1
1% change in expected rate of return	N/A	4	N/A	—

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

Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then currently available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of December 31, 2021, Alliant Energy currently estimates the exposure to be a portion of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, the creditworthiness of the other partners, Whiting Petroleum’s emergence from bankruptcy in the third quarter of 2020, and forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy. Note 1(l) provides discussion of the adoption of the new accounting standard for credit losses.

Note 17 provides further discussion of contingencies assessed at December 31, 2021 that may have a material impact on financial condition and results of operations, including various pending legal proceedings, guarantees and indemnifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Alliant Energy Corporation, through its wholly-owned subsidiaries Interstate Power and Light Company and Wisconsin Power and Light Company, is subject to rate regulation by the Federal Energy Regulatory Commission and the respective state commissions in Iowa and Wisconsin (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2021, the Company had a recorded consolidated regulatory assets balance of $1,940 million and regulatory liabilities balance of $1,271 million.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of the regulatory assets and regulatory liabilities.

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

•We obtained and evaluated the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

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

•We inquired of management about property, plant, and equipment, net that may be abandoned. We inspected minutes of the board of directors and other committees of the Company, regulatory orders and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of an abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 18, 2022

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,081	$2,920	$3,064
Gas utility	456	373	455
Other utility	49	49	46
Non-utility	83	74	83
Total revenues	3,669	3,416	3,648
Operating expenses:
Electric production fuel and purchased power	642	652	777
Electric transmission service	537	449	481
Cost of gas sold	258	182	222
Other operation and maintenance	676	670	712
Depreciation and amortization	657	615	567
Taxes other than income taxes	104	108	111
Total operating expenses	2,874	2,676	2,870
Operating income	795	740	778
Other (income) and deductions:
Interest expense	277	275	273
Equity income from unconsolidated investments, net	(62)	(61)	(53)
Allowance for funds used during construction	(25)	(55)	(93)
Other	5	14	15
Total other (income) and deductions	195	173	142
Income before income taxes	600	567	636
Income tax expense (benefit)	(74)	(57)	69
Net income	674	624	567
Preferred dividend requirements of Interstate Power and Light Company	15	10	10
Net income attributable to Alliant Energy common shareowners	$659	$614	$557
Weighted average number of common shares outstanding:
Basic	250.2	248.4	238.5
Diluted	250.7	248.7	239.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$2.63	$2.47	$2.34
Diluted	$2.63	$2.47	$2.33

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39	$54
Accounts receivable, less allowance for expected credit losses	440	412
Production fuel, at weighted average cost	51	66
Gas stored underground, at weighted average cost	82	46
Materials and supplies, at weighted average cost	113	105
Regulatory assets	104	81
Other	240	123
Total current assets	1,069	887
Property, plant and equipment, net	14,987	14,336
Investments:
ATC Holdings	338	331
Other	179	154
Total investments	517	485
Other assets:
Regulatory assets	1,836	1,929
Deferred charges and other	144	73
Total other assets	1,980	2,002
Total assets	$18,553	$17,710

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$633	$8
Commercial paper	515	389
Accounts payable	436	377
Accrued taxes	58	67
Regulatory liabilities	186	249
Other	226	207
Total current liabilities	2,054	1,297
Long-term debt, net (excluding current portion)	6,735	6,769
Other liabilities:
Deferred tax liabilities	1,927	1,814
Regulatory liabilities	1,085	1,057
Pension and other benefit obligations	374	511
Other	388	374
Total other liabilities	3,774	3,756
Commitments and contingencies (Note 17)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,474,529 and 249,868,415 shares outstanding	3	2
Additional paid-in capital	2,749	2,704
Retained earnings	3,250	2,994
Accumulated other comprehensive loss	—	(1)
Shares in deferred compensation trust - 383,532 and 380,542 shares at a weighted average cost of $30.59 and $28.73 per share	(12)	(11)
Total Alliant Energy Corporation common equity	5,990	5,688
Cumulative preferred stock of Interstate Power and Light Company	—	200
Total equity	5,990	5,888
Total liabilities and equity	$18,553	$17,710

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$674	$624	$567
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	657	615	567
Deferred tax expense (benefit) and tax credits	(78)	(66)	56
Equity component of allowance for funds used during construction	(18)	(39)	(66)
Other	35	37	20
Other changes in assets and liabilities:
Accounts receivable	(530)	(468)	(472)
Derivative assets	(142)	(7)	2
Regulatory assets	51	(130)	(16)
Regulatory liabilities	(66)	(113)	(40)
Deferred income taxes	193	171	54
Pension and other benefit obligations	(137)	27	(25)
DAEC PPA amendment buyout payment	—	(110)	—
Other	(57)	(40)	13
Net cash flows from operating activities	582	501	660
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,070)	(1,293)	(1,539)
Other	(99)	(73)	(101)
Cash receipts on sold receivables	502	458	413
Other	(61)	(43)	(60)
Net cash flows used for investing activities	(728)	(951)	(1,287)
Cash flows from financing activities:
Common stock dividends	(403)	(377)	(337)
Proceeds from issuance of common stock, net	28	247	390
Payments to redeem cumulative preferred stock of IPL	(200)	—	—
Proceeds from issuance of long-term debt	600	1,250	950
Payments to retire long-term debt	(8)	(657)	(256)
Net change in commercial paper	126	52	(104)
Other	(13)	(27)	(24)
Net cash flows from financing activities	130	488	619
Net increase (decrease) in cash, cash equivalents and restricted cash	(16)	38	(8)
Cash, cash equivalents and restricted cash at beginning of period	56	18	26
Cash, cash equivalents and restricted cash at end of period	$40	$56	$18
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($272)	($274)	($268)
Income taxes, net	($3)	$5	$21
Significant non-cash investing and financing activities:
Accrued capital expenditures	$141	$131	$196
Beneficial interest obtained in exchange for securitized accounts receivable	$214	$188	$188
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
	(in millions)
2019:
Beginning balance	$2	$2,046	$2,546	$2	($10)	$200	$4,786
Net income attributable to Alliant Energy common shareowners			557				557
Common stock dividends ($1.42 per share)			(337)				(337)
Equity forward settlements and Shareowner Direct Plan issuances		390					390
Equity-based compensation plans and other		10					10
Other comprehensive loss, net of tax				(1)			(1)
Ending balance	2	2,446	2,766	1	(10)	200	5,405
2020:
Net income attributable to Alliant Energy common shareowners			614				614
Common stock dividends ($1.52 per share)			(377)				(377)
Equity forward settlements and Shareowner Direct Plan issuances		247					247
Equity-based compensation plans and other		11			(1)		10
Adoption of new accounting standard, net of tax (refer to Note 1(l))			(9)				(9)
Other comprehensive loss, net of tax				(2)			(2)
Ending balance	2	2,704	2,994	(1)	(11)	200	5,888
2021:
Net income attributable to Alliant Energy common shareowners			659				659
Common stock dividends ($1.61 per share)			(403)				(403)
Shareowner Direct Plan issuances	1	27					28
Equity-based compensation plans and other		18			(1)		17
Redemption of IPL’s cumulative preferred stock						(200)	(200)
Other comprehensive income, net of tax				1			1
Ending balance	$3	$2,749	$3,250	$—	($12)	$—	$5,990

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Interstate Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Iowa (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2021, the Company had a recorded consolidated regulatory assets balance of $1,443 million and regulatory liabilities balance of $691 million.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of the regulatory assets and regulatory liabilities.

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

•We obtained and evaluated the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

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

•We inquired of management about property, plant, and equipment, net that may be abandoned. We inspected minutes of the board of directors and other committees of the Company, regulatory orders, and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of an abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 18, 2022

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Electric utility	$1,752	$1,695	$1,781
Gas utility	265	208	264
Steam and other	46	44	44
Total revenues	2,063	1,947	2,089
Operating expenses:
Electric production fuel and purchased power	295	352	435
Electric transmission service	367	298	340
Cost of gas sold	149	99	120
Other operation and maintenance	362	375	404
Depreciation and amortization	375	356	327
Taxes other than income taxes	55	57	60
Total operating expenses	1,603	1,537	1,686
Operating income	460	410	403
Other (income) and deductions:
Interest expense	139	139	127
Allowance for funds used during construction	(9)	(24)	(50)
Other	1	8	8
Total other (income) and deductions	131	123	85
Income before income taxes	329	287	318
Income tax expense (benefit)	(36)	(47)	24
Net income	365	334	294
Preferred dividend requirements	15	10	10
Net income available for common stock	$350	$324	$284
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34	$50
Accounts receivable, less allowance for expected credit losses	241	210
Income tax refunds receivable	8	26
Production fuel, at weighted average cost	29	48
Gas stored underground, at weighted average cost	40	20
Materials and supplies, at weighted average cost	70	63
Regulatory assets	73	52
Other	69	27
Total current assets	564	496
Property, plant and equipment, net	7,983	7,889
Other assets:
Regulatory assets	1,370	1,431
Deferred charges and other	79	33
Total other assets	1,449	1,464
Total assets	$9,996	$9,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173	$162
Accounts payable to associated companies	39	45
Regulatory liabilities	84	103
Accrued taxes	56	54
Accrued interest	36	34
Other	67	49
Total current liabilities	455	447
Long-term debt, net	3,643	3,345
Other liabilities:
Deferred tax liabilities	1,083	1,035
Regulatory liabilities	607	573
Pension and other benefit obligations	127	186
Other	312	299
Total other liabilities	2,129	2,093
Commitments and contingencies (Note 17)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,752
Retained earnings	929	979
Total Interstate Power and Light Company common equity	3,769	3,764
Cumulative preferred stock	—	200
Total equity	3,769	3,964
Total liabilities and equity	$9,996	$9,849

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from (used for) operating activities:
Net income	$365	$334	$294
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	375	356	327
Deferred tax expense (benefit) and tax credits	(14)	(52)	15
Equity component of allowance for funds used during construction	(7)	(17)	(35)
Other	11	12	1
Other changes in assets and liabilities:
Accounts receivable	(539)	(466)	(467)
Derivative assets	(55)	(7)	(5)
Regulatory assets	30	(93)	(11)
Accounts payable	15	6	(21)
Regulatory liabilities	1	(20)	2
Deferred income taxes	62	79	35
Pension and other benefit obligations	(59)	18	(11)
DAEC PPA amendment buyout payment	—	(110)	—
Other	(32)	(46)	49
Net cash flows from (used for) operating activities	153	(6)	173
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(384)	(687)	(1,020)
Cash receipts on sold receivables	502	458	413
Other	(27)	(72)	(60)
Net cash flows from (used for) investing activities	91	(301)	(667)
Cash flows from (used for) financing activities:
Common stock dividends	(400)	(236)	(168)
Capital contributions from parent	50	404	125
Payments to redeem cumulative preferred stock	(200)	—	—
Proceeds from issuance of long-term debt	300	400	600
Payments to retire long-term debt	—	(200)	—
Net change in commercial paper	—	—	(50)
Other	(10)	(20)	(16)
Net cash flows from (used for) financing activities	(260)	348	491
Net increase (decrease) in cash, cash equivalents and restricted cash	(16)	41	(3)
Cash, cash equivalents and restricted cash at beginning of period	50	9	12
Cash, cash equivalents and restricted cash at end of period	$34	$50	$9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($138)	($141)	($122)
Income taxes, net	$47	($18)	$7
Significant non-cash investing and financing activities:
Accrued capital expenditures	$57	$73	$112
Beneficial interest obtained in exchange for securitized accounts receivable	$214	$188	$188

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
	(in millions)
2019:
Beginning balance	$33	$2,223	$775	$200	$3,231
Net income available for common stock			284		284
Common stock dividends			(168)		(168)
Capital contributions from parent		125			125
Ending balance	33	2,348	891	200	3,472
2020:
Net income available for common stock			324		324
Common stock dividends			(236)		(236)
Capital contributions from parent		404			404
Ending balance	33	2,752	979	200	3,964
2021:
Net income available for common stock			350		350
Common stock dividends			(400)		(400)
Capital contributions from parent		50			50
Redemption of cumulative preferred stock				(200)	(200)
Other		5			5
Ending balance	$33	$2,807	$929	$—	$3,769

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

Wisconsin Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Wisconsin (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2021, the Company had a recorded consolidated regulatory assets balance of $497 million and regulatory liabilities balance of $580 million.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of the regulatory assets and regulatory liabilities.

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

•We obtained and evaluated the Company’s analysis supporting the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess the reasonability of management’s assertions.

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

•We inquired of management about property, plant, and equipment, net that may be abandoned. We inspected minutes of the board of directors and other committees of the Company, regulatory orders, and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of an abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 18, 2022

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Electric utility	$1,329	$1,225	$1,283
Gas utility	191	165	191
Other	3	5	2
Total revenues	1,523	1,395	1,476
Operating expenses:
Electric production fuel and purchased power	347	300	342
Electric transmission service	170	151	141
Cost of gas sold	109	83	102
Other operation and maintenance	268	254	261
Depreciation and amortization	276	254	236
Taxes other than income taxes	45	47	47
Total operating expenses	1,215	1,089	1,129
Operating income	308	306	347
Other (income) and deductions:
Interest expense	105	104	102
Allowance for funds used during construction	(16)	(31)	(43)
Other	2	3	6
Total other (income) and deductions	91	76	65
Income before income taxes	217	230	282
Income tax expense (benefit)	(51)	(19)	49
Net income	$268	$249	$233
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3
Accounts receivable, less allowance for expected credit losses	188	192
Production fuel, at weighted average cost	23	18
Gas stored underground, at weighted average cost	42	26
Materials and supplies, at weighted average cost	41	40
Regulatory assets	31	29
Prepaid gross receipts tax	40	42
Other	86	12
Total current assets	453	362
Property, plant and equipment, net	6,538	6,022
Other assets:
Regulatory assets	466	498
Deferred charges and other	61	30
Total other assets	527	528
Total assets	$7,518	$6,912

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250	$—
Commercial paper	236	257
Accounts payable	190	154
Accounts payable to associated companies	39	35
Regulatory liabilities	102	146
Other	73	82
Total current liabilities	890	674
Long-term debt, net (excluding current portion)	2,179	2,130
Other liabilities:
Deferred tax liabilities	753	702
Regulatory liabilities	478	484
Pension and other benefit obligations	159	222
Other	236	222
Total other liabilities	1,626	1,630
Commitments and contingencies (Note 17)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,704	1,459
Retained earnings	1,053	953
Total Wisconsin Power and Light Company common equity	2,823	2,478
Total liabilities and equity	$7,518	$6,912

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$268	$249	$233
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	276	254	236
Deferred tax expense (benefit) and tax credits	(79)	(15)	24
Other	11	2	(12)
Other changes in assets and liabilities:
Derivative assets	(87)	—	6
Regulatory liabilities	(67)	(93)	(42)
Deferred income taxes	132	90	20
Pension and other benefit obligations	(63)	11	(7)
Other	(20)	(32)	(35)
Net cash flows from operating activities	371	466	423
Cash flows used for investing activities:
Construction and acquisition expenditures	(686)	(606)	(519)
Other	(30)	(7)	(38)
Net cash flows used for investing activities	(716)	(613)	(557)
Cash flows from financing activities:
Common stock dividends	(168)	(160)	(144)
Capital contributions from parent	245	25	125
Proceeds from issuance of long-term debt	300	350	350
Payments to retire long-term debt	—	(150)	(250)
Net change in commercial paper	(21)	89	63
Other	(12)	(8)	(15)
Net cash flows from financing activities	344	146	129
Net decrease in cash, cash equivalents and restricted cash	(1)	(1)	(5)
Cash, cash equivalents and restricted cash at beginning of period	3	4	9
Cash, cash equivalents and restricted cash at end of period	$2	$3	$4
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($101)	($102)	($103)
Income taxes, net	($38)	$13	($29)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$81	$55	$82

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2019:
Beginning balance	$66	$1,309	$775	$2,150
Net income			233	233
Common stock dividends			(144)	(144)
Capital contributions from parent		125		125
Ending balance	66	1,434	864	2,364
2020:
Net income			249	249
Common stock dividends			(160)	(160)
Capital contributions from parent		25		25
Ending balance	66	1,459	953	2,478
2021:
Net income			268	268
Common stock dividends			(168)	(168)
Capital contributions from parent		245		245
Ending balance	$66	$1,704	$1,053	$2,823

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

IPL’s financial statements include the accounts of IPL and its consolidated subsidiaries, including IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa, and is engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

WPL’s financial statements include the accounts of WPL and its consolidated subsidiary. WPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin.

AEF is comprised of Travero, ATI, corporate venture investments, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Travero includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa, which began operations in 2021. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. Corporate venture investments includes various minority ownership interests in regional and national venture funds, including a coalition with different energy companies across the U.S., working together to help identify and research innovative products, technologies and business models within the emerging energy economy. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

In March 2020, COVID-19 was declared a global pandemic, which has resulted in widespread travel restrictions, closures of commercial spaces and industrial facilities, and more people working from home in Alliant Energy’s service territories. For 2020 and 2021, Alliant Energy, IPL and WPL considered the impact of COVID-19 on their overall business operations, financial condition, results of operations and cash flows, along with assumptions and estimates used. In 2020, Alliant Energy, IPL and WPL experienced higher electric residential sales and lower electric commercial and industrial sales as a result of the pandemic. In 2021, changes in COVID-19 impacts resulted in lower electric residential sales and higher electric commercial and industrial sales. The degree to which the COVID-19 pandemic may impact Alliant Energy, IPL and WPL in the future is currently unknown and will depend on future developments of the pandemic as well as possible additional actions by government and regulatory authorities.

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

NOTE 1(c) Income Taxes - The liability method of accounting is followed for deferred taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state apportionment. Changes in deferred tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not allow the impact of certain deferred tax expenses (benefits) to be included in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead recorded to regulatory assets or regulatory liabilities until these temporary differences reverse. In Wisconsin, the PSCW allows rate recovery of deferred tax expense on all temporary differences.

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

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2021, 2020 and 2019.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2021, Alliant Energy’s and IPL’s cash and cash equivalents included $32 million of money market fund investments, with an interest rate of 0.04%. At December 31, 2021 and 2020, Alliant Energy’s restricted cash related to requirements in Sheboygan Power, LLC’s debt agreement.

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

	IPL			WPL
	2021	2020	2019	2021	2020	2019
Electric - generation	3.4%	3.5%	3.8%	3.5%	3.5%	3.6%
Electric - distribution	2.9%	2.8%	2.9%	2.6%	2.6%	2.6%
Electric - other	5.7%	5.2%	5.3%	7.4%	6.1%	5.8%
Gas	3.3%	3.3%	3.3%	2.4%	2.4%	2.5%
Other	6.1%	6.3%	5.9%	5.4%	5.9%	5.6%

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

	2021	2020	2019
IPL (Wind generation CWIP)	7.0%	7.1%	7.4%
IPL (other CWIP)	7.2%	7.2%	7.5%
WPL (retail jurisdiction)	7.0%	7.0%	6.8%
WPL (wholesale jurisdiction)	5.6%	6.3%	6.9%

In accordance with their respective regulatory commission decisions, IPL applies its AFUDC rates to 100% of applicable CWIP balances and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its then most recent rate order, including West Riverside and the first and second solar generation CAs.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2021, the related amounts accrued for IPL and WPL were not material.

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

Cost of Gas Sold - Costs are incurred for the purchase, transportation and storage of natural gas to serve IPL’s and WPL’s gas customers and the costs associated with the natural gas delivered to customers are charged to “Cost of gas sold” in the income statements. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates periodically for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the income statements. The cumulative effects of the under-/over-collection of these costs are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

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

NOTE 1(i) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of, or are only allowed a partial return on, the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, or conclude it is probable recovery or a full return will be disallowed, then an impairment charge is recognized.

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

NOTE 1(j) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Revisions in estimated cash flows for IPL’s and WPL’s regulated operations are recorded as an increase or decrease to the ARO liability, with an offset to the asset cost, unless the asset is already retired and then the offset is recorded to regulatory assets or regulatory liabilities on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period the ARO expenditures are recovered from IPL’s customers. WPL’s regulatory assets related to AROs are recovered as a component of depreciation rates pursuant to PSCW and FERC orders. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets.

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

NOTE 1(l) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as impacts related to COVID-19, significant weather related matters including the derecho windstorm and related regulatory actions, and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts.

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

NOTE 1(n) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease, if known, is used to determine the present value of the lease payments. If the rate implicit in the lease is not known, the incremental borrowing rate is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and amortization, and interest expenses. Finance lease assets related to leased land for solar generation are amortized on a straight-line basis over the lease term, and are accounted for as operating leases for rate-making purposes. All other finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2021 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Tax-related	$934	$890	$884	$843	$50	$47
Pension and OPEB costs	462	580	228	291	234	289
AROs	128	119	89	81	39	38
Assets retired early	92	113	66	77	26	36
IPL’s DAEC PPA amendment	90	110	90	110	—	—
WPL’s Western Wisconsin gas distribution expansion investments	52	55	—	—	52	55
Commodity cost recovery	42	4	2	1	40	3
Derivatives	8	26	4	13	4	13
Other	132	113	80	67	52	46
	$1,940	$2,010	$1,443	$1,483	$497	$527

At December 31, 2021, IPL and WPL had $75 million and $13 million, respectively, of regulatory assets that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of retired analog electric meters, emission allowances and costs for certain construction projects. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the wholesale portion of under-collected costs, and costs for future expansion projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

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

AROs - Alliant Energy, IPL and WPL believe it is probable that certain differences between expenses accrued for AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets.

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

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2021	Recovery	Regulatory Approval
IPL	Sutherland Units 1 and 3	2017	$19	Return of and return on remaining net book value through 2027	IUB and FERC
IPL	M.L. Kapp Unit 2	2018	18	Return of and return on remaining net book value through 2029	IUB and FERC
IPL	Analog electric meters	2019	29	Return of remaining net book value through 2028	IUB and FERC
WPL	Nelson Dewey Units 1 and 2 and Edgewater Unit 3	2015	6	Return of and return on remaining net book value through 2022	PSCW and FERC
WPL	Edgewater Unit 4	2018	20	Return of and return on remaining net book value through 2028	PSCW and FERC

IPL’s DAEC PPA Amendment - In September 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The payment was included in “DAEC PPA amendment buyout payment” in Alliant Energy’s and IPL’s cash flows used for operating activities in 2020. The buyout payment, including a return on, will be recovered from IPL’s retail and wholesale customers from 2021 through the end of 2025, and is currently being amortized to “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements.

WPL’s Western Wisconsin gas distribution expansion investments - WPL made contributions in aid of construction to a third party for investments as part of its Western Wisconsin gas distribution expansion project. Pursuant to authorization by the PSCW, Alliant Energy and WPL have recorded a regulatory asset for these costs, and are authorized by the PSCW to recover these amounts from WPL’s retail gas customers in base rates from 2021 through the end of 2040.

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms. The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2021, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $37 million deferral as of December 31, 2021.

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

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Tax-related	$585	$732	$312	$331	$273	$401
Cost of removal obligations	384	367	252	238	132	129
Derivatives	166	28	77	25	89	3
Electric transmission cost recovery	51	68	27	39	24	29
WPL’s West Riverside liquidated damages	36	38	—	—	36	38
Other	49	73	23	43	26	30
	$1,271	$1,306	$691	$676	$580	$630

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities is not used to adjust revenue requirement calculations.

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by Federal Tax Reform. The majority of these benefits related to accelerated depreciation are subject to tax normalization rules. These rules limit the rate at which these tax benefits are allowed to be passed on to customers. In 2021, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities decreased primarily due to returning a portion of these excess deferred tax benefits back to customers.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated AROs or that have removal costs in addition to AROs. Alliant Energy, IPL and WPL record a regulatory liability for the amounts collected in rates for these future removal costs and reduce the regulatory liability for amounts spent on removal activities. Cash payments related to cost of removal obligations are included in “Other” in cash flows used for investing activities.

Electric transmission cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s electric transmission cost recovery mechanisms. In 2020, pursuant to an IUB order, IPL issued $42 million of credits to its retail electric customers through its transmission cost rider for amounts previously collected in rates, which resulted in a reduction to “Electric transmission service” expense in Alliant Energy’s and IPL’s income statements in 2020.

WPL’s West Riverside liquidated damages - Pursuant to terms included in the related West Riverside construction procurement contracts, WPL reached agreement with the contractor on liquidated damages in 2020. A significant portion of the liquidated damages was settled by WPL offsetting amounts owed to the contractor that were previously withheld for payment, which were non-cash investing activities. In December 2020, the PSCW authorized WPL to record the liquidated damages as a regulatory liability, which the PSCW authorized to be returned to WPL’s retail customers in 2022 and 2023.

Derecho Windstorm - In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration and rebuilding efforts in August 2020 and permanent repairs to the system continue. As of December 31, 2021, approximately $140 million of costs from the windstorm were recorded substantially to “Property, plant and equipment, net” on Alliant Energy’s and IPL’s balance sheets. In December 2020, IPL received approval from the IUB for utilization of a regulatory account to track certain incremental costs and benefits incurred resulting from the windstorm. These incremental costs and benefits were not addressed in the IUB’s order for IPL’s 2020 forward-looking Test Period electric subsequent proceeding, and are expected to be addressed in future regulatory proceedings. Tax benefits and the incremental operation and maintenance expenses resulting from the windstorm were deferred and recorded as a net regulatory liability of $8 million as of December 31, 2021, which is included in “Other” regulatory liabilities in the above table.

Rate Reviews -
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019. In October 2019, IPL reached a settlement agreement with certain intervenor groups for an annual retail electric base rate increase of $127 million. In January 2020, the IUB issued an order approving the settlement with final rates, which were effective February 26, 2020. The agreement includes both the recovery of and a return on IPL’s early retired EGUs, and the recovery of IPL’s retired analog electric meters. In addition, as discussed in Note 1(g), the net impact of certain costs and benefits resulting from IPL’s 1,000 MW expansion of wind generation in 2019 and 2020 is being recovered from its retail electric customers through the renewable energy rider. The agreement also includes IPL providing retail electric billing credits, which began in the third quarter of 2020 through June 2021, and in aggregate include $27 million of excess deferred tax benefits and $8 million from a partial refund of interim rates implemented in 2019. In 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period electric subsequent proceeding, which compared actual revenues and costs to those initially forecasted by IPL, and authorized IPL to maintain its current retail electric rates.

IPL’s Retail Gas Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers based on a 2020 forward-looking Test Period. In October 2019, IPL reached a settlement agreement with intervenor groups for an annual retail gas base rate increase of $12 million. In December 2019, the IUB issued an order approving the settlement with final rates, which were effective January 10, 2020. In 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period gas subsequent proceeding, which compared actual revenues and costs to those initially forecasted by IPL, and authorized IPL to maintain its current retail gas rates.

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

WPL’s Retail Electric and Gas Rate Review (2021 Forward-looking Test Period) - In December 2020, the PSCW issued an order authorizing WPL to maintain its then current retail electric and gas base rates, authorized return on common equity, regulatory capital structure and earnings sharing mechanism through the end of 2021. WPL utilized anticipated fuel-related cost savings and excess deferred income tax benefits in 2021 to offset the revenue requirement impacts of increasing electric and gas rate base, including the Kossuth wind farm, which was placed in service in October 2020, and the expansion of its gas distribution system in Western Wisconsin, which was placed in service in November 2020.

WPL’s Retail Fuel-related Rate Filing (2020 Forward-looking Test Period) - In December 2019, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 2%, effective January 1, 2020. The decrease primarily reflected a change in expected fuel-related costs in 2020.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Utility:
Electric plant:
Generation in service	$7,539	$8,222	$4,922	$4,884	$2,617	$3,338
Distribution in service	6,537	6,216	3,652	3,470	2,885	2,746
Other in service	540	536	363	358	177	178
Anticipated to be retired early (a)	2,094	1,269	487	459	1,607	810
Total electric plant	16,710	16,243	9,424	9,171	7,286	7,072
Gas plant in service	1,636	1,563	878	844	758	719
Other plant in service	621	534	398	354	223	180
Accumulated depreciation	(5,263)	(4,868)	(2,897)	(2,671)	(2,366)	(2,197)
Net plant	13,704	13,472	7,803	7,698	5,901	5,774
Leased Sheboygan Falls Energy Facility, net (b)	—	—	—	—	21	27
Leased land for solar generation, net	11	—	—	—	11	—
Construction work in progress	778	405	174	185	604	220
Other, net	7	7	6	6	1	1
Total utility	14,500	13,884	7,983	7,889	6,538	6,022
Non-utility and other:
Non-utility Generation, net (c)	75	79	—	—	—	—
Corporate Services and other, net (d)	412	373	—	—	—	—
Total non-utility and other	487	452	—	—	—	—
Total property, plant and equipment	$14,987	$14,336	$7,983	$7,889	$6,538	$6,022

(a)In 2020, IPL and WPL received approval from MISO to retire Lansing and Edgewater Unit 5, respectively, and currently anticipate retiring Lansing by the end of 2022 and Edgewater Unit 5 by early 2023. In 2021, WPL received approval from MISO to retire Columbia Units 1 and 2, and currently anticipates retiring Columbia Unit 1 by the end of 2023 and Columbia Unit 2 by the end of 2024. Alliant Energy and IPL concluded that Lansing, and Alliant Energy and WPL concluded that Edgewater Unit 5 and Columbia Units 1 and 2, met the criteria to be considered probable of abandonment as of December 31, 2021. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGUs from both its retail and wholesale customers, and as a result, Alliant Energy, IPL and WPL concluded that no disallowance was required as of December 31, 2021. As of December 31, 2021, net book values were $245 million for Lansing, $527 million for Edgewater Unit 5, and $460 million for Columbia Units 1 and 2 in aggregate.
(b)Less accumulated amortization of $100 million and $95 million for WPL as of December 31, 2021 and 2020, respectively. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(c)Less accumulated depreciation of $67 million and $63 million for Alliant Energy as of December 31, 2021 and 2020, respectively.
(d)Less accumulated depreciation of $245 million and $210 million for Alliant Energy as of December 31, 2021 and 2020, respectively.

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

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Equity	$18	$39	$66	$7	$17	$35	$11	$22	$31
Debt	7	16	27	2	7	15	5	9	12
	$25	$55	$93	$9	$24	$50	$16	$31	$43

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed in service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Other property, plant and equipment include

Travero assets (a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa, which began operations in 2021). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2021 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$599	$214	$11
George Neal Unit 4	25.7%	193	100	2
George Neal Unit 3	28.0%	173	74	3
Louisa Unit 1	4.0%	40	23	—
		1,005	411	16
WPL
Columbia Units 1-2	53.5%	802	314	6
West Riverside Energy Center and Solar Garden	91.0%	706	33	3
Forward Wind Energy Center	42.6%	118	48	—
		1,626	395	9
Alliant Energy		$2,631	$806	$25

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Customer	$93	$101	$—	$—	$82	$92
Unbilled utility revenues	91	82	—	—	91	82
Deferred proceeds	214	188	214	188	—	—
Other	53	59	28	23	25	35
Allowance for expected credit losses	(11)	(18)	(1)	(1)	(10)	(17)
	$440	$412	$241	$210	$188	$192

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

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. Effective April 2021, the limit on cash proceeds is $110 million. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. As of December 31, 2021, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2021	2020	2019	2021	2020	2019
Outstanding aggregate cash proceeds	$110	$96	$108	$46	$9	$36

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2021	2020
Customer accounts receivable	$125	$114
Unbilled utility revenues	104	92
Receivables sold to third party	229	206
Less: cash proceeds	1	1
Deferred proceeds	228	205
Less: allowance for expected credit losses	14	17
Fair value of deferred proceeds	$214	$188
Outstanding receivables past due	$22	$27

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2021	2020	2019
Collections	$2,134	$2,025	$2,193
Write-offs, net of recoveries	9	7	19

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2021	2021	2020	2021	2020	2019
ATC Holdings	16%, 20%	$338	$331	($43)	($47)	($45)
Non-utility wind farm in Oklahoma	50%	99	103	(4)	(8)	(5)
Corporate venture investments	Various	52	31	(13)	(4)	(1)
Other	Various	19	11	(2)	(2)	(2)
		$508	$476	($62)	($61)	($53)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2021	2020	2019
Revenues	$802	$801	$783
Operating income	357	376	359
Net income	358	343	340
As of December 31:
Current assets	112	121
Non-current assets	7,036	6,388
Current liabilities	455	317
Non-current liabilities	3,110	2,997
Noncontrolling interest	247	192

ATC Holdings - As of December 31, 2021, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America.

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

Corporate Venture Investments - Alliant Energy has various minority ownership interests in regional and national venture funds, including a coalition with different energy companies across the U.S., working together to help identify and research innovative products, technologies and business models within the emerging energy economy.

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2021	2020	2019
Shares outstanding, January 1	249,868,415	245,022,800	236,063,279
Equity forward agreements	—	4,275,127	8,358,973
Shareowner Direct Plan	492,565	472,283	501,808
Equity-based compensation plans	113,549	98,205	101,478
Other	—	—	(2,738)
Shares outstanding, December 31	250,474,529	249,868,415	245,022,800

At December 31, 2021, Alliant Energy had a total of 14 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

NOTE 8. PREFERRED STOCK
IPL is authorized to issue up to 16,000,000 shares of cumulative preferred stock in aggregate. Information related to IPL’s cumulative preferred stock at December 31, 2020 was as follows (dollars in millions):

Series	Liquidation Preference/Stated Value	Shares Authorized	Shares Outstanding	Carrying Value
5.1%	$25	8,000,000	8,000,000	$200

In December 2021, IPL redeemed all 8,000,000 outstanding shares of its 5.1% cumulative preferred stock at the $25 per share par value for $200 million plus accrued and unpaid dividends up to the redemption date. In 2021, Alliant Energy and IPL recorded a $5 million non-cash charge related to this transaction in “Preferred dividend requirements” in their income statements.

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2021, the short-term borrowing capacity under a single credit facility agreement, which expires in December 2026, totaled $1 billion ($450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper, and Alliant Energy’s and WPL’s borrowings under the single credit facility, classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2021	2020	2021	2020	2021	2020
Amount outstanding	$515	$389	$—	$—	$236	$257
Weighted average interest rates	0.2%	0.2%	N/A	N/A	0.2%	0.1%
Available credit facility capacity	$485	$611	$250	$250	$64	$43

	Alliant Energy		IPL		WPL
For the year ended	2021	2020	2021	2020	2021	2020
Maximum amount outstanding (based on daily outstanding balances)	$648	$495	$19	$8	$320	$266
Average amount outstanding (based on daily outstanding balances)	$459	$292	$—	$—	$172	$117
Weighted average interest rates	0.2%	0.7%	0.2%	0.5%	0.1%	0.7%

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2021			2020
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.25%, due 2024	$500	$500	$—	$500	$500	$—
3.4%, due 2025	250	250	—	250	250	—
5.5%, due 2025	50	50	—	50	50	—
4.1%, due 2028	500	500	—	500	500	—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030	400	400	—	400	400	—
6.45%, due 2033	100	100	—	100	100	—
6.3%, due 2034	125	125	—	125	125	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.1%, due 2051 (b)	300	300	—	—	—	—
	3,675	3,675	—	3,375	3,375	—
Debentures (a):
2.25%, due 2022	250	—	250	250	—	250
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
1.95%, due 2031 (c)	300	—	300	—	—	—
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050	350	—	350	350	—	350
	2,450	—	2,450	2,150	—	2,150
Other:
AEF term loan credit agreement through March 2022, 1% at December 31, 2021 (with Alliant Energy as guarantor)	300	—	—	300	—	—
Corporate Services 3.45% senior notes, due 2022 (a)	75	—	—	75	—	—
AEF 3.75% senior notes, due 2023 (with Alliant Energy as guarantor) (a)	400	—	—	400	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)	200	—	—	200	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2022 to 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	24	—	—	31	—	—
Other, 1% at December 31, 2021, due 2022 to 2025	1	—	—	2	—	—
	1,300	—	—	1,308	—	—
Subtotal	7,425	3,675	2,450	6,833	3,375	2,150
Current maturities	(633)	—	(250)	(8)	—	—
Unamortized debt issuance costs	(42)	(23)	(15)	(41)	(22)	(14)
Unamortized debt (discount) and premium, net	(15)	(9)	(6)	(15)	(8)	(6)
Long-term debt, net (d)	$6,735	$3,643	$2,179	$6,769	$3,345	$2,130

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.
(b)In November 2021, IPL issued $300 million of 3.1% senior debentures due 2051. The net proceeds from the issuance were used by IPL to retire its cumulative preferred stock in 2021 and for general corporate purposes.
(c)In September 2021, WPL issued $300 million of 1.95% debentures due 2031. The debentures were issued as green bonds, and an amount in excess of the net proceeds was disbursed for the construction and development of WPL’s wind and solar EGUs.
(d)There were no significant sinking fund requirements related to the outstanding long-term debt.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2021, long-term debt maturities for 2022 through 2026 were as follows (in millions):

	2022	2023	2024	2025	2026
IPL	$—	$—	$500	$300	$—
WPL	250	—	—	—	—
Corporate Services	75	—	—	—	—
AEF	308	408	9	—	200
Alliant Energy	$633	$408	$509	$300	$200

Fair Value of Long-term Debt - Refer to Note 16 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2021			December 31, 2020
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$14	$9	$5	$15	$9	$6
Other current liabilities	$2	$1	$1	$2	$1	$1
Other liabilities	12	8	4	13	8	5
Total operating lease liabilities	$14	$9	$5	$15	$9	$6
Weighted average remaining lease term	9 years	11 years	8 years	10 years	11 years	9 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business through 2025, the initial lease term. WPL is responsible for the operation of the EGU and has exclusive rights to its output. This finance lease contains two lease renewal periods, which are not included in the finance lease obligation, as well as an option to purchase the facility at the end of the initial lease term. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is therefore is not reflected in Alliant Energy’s amounts below.

Related to its investments in solar generation, WPL entered into land lease agreements with unaffiliated parties that commenced in 2021. The leases have various terms with optional renewal periods that are assumed to be extended through the end of the estimated useful lives of the solar generating facilities. The leases do not contain purchase options and are fixed lease payments.

Finance lease details are as follows (dollars in millions):

	Alliant Energy	WPL
	December 31, 2021	December 31, 2021	December 31, 2020
Property, plant and equipment, net:
Sheboygan Falls Energy Facility	n/a	$21	$27
Leased land for solar generation	$11	11	—
	$11	$32	$27
Other current liabilities:
Sheboygan Falls Energy Facility	n/a	$10	$9
Leased land for solar generation	$1	1	—
	1	11	9
Other liabilities:
Sheboygan Falls Energy Facility	n/a	31	42
Leased land for solar generation	11	11	—
	11	42	42
Total finance lease liabilities	$12	$53	$51
Weighted average remaining lease term	34 years	10 years	4 years
Weighted average discount rate	3%	9%	11%

	2021	2021	2020	2019
Depreciation and amortization expenses	$—	$6	$6	$6
Interest expense	—	5	6	7
Total finance lease expense	$—	$11	$12	$13

Expected Maturities - As of December 31, 2021, expected maturities of lease liabilities were as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$2	$2	$2	$2	$2	$7	$17	$3	$14
IPL	1	1	1	1	1	6	11	2	9
WPL	1	1	1	1	1	1	6	1	5
Finance Leases:
Alliant Energy	—	—	—	—	1	19	20	8	12
WPL	15	15	15	6	1	19	71	18	53

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

Revenues from Alliant Energy’s non-utility business customers are primarily from its Travero business, which includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa, which began operations in 2021.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Electric Utility:
Retail - residential	$1,115	$1,093	$1,092	$620	$602	$601	$495	$491	$491
Retail - commercial	763	718	770	508	474	510	255	244	260
Retail - industrial	893	841	889	505	488	504	388	353	385
Wholesale	187	168	177	57	57	64	130	111	113
Bulk power and other	123	100	136	62	74	102	61	26	34
Total Electric Utility	3,081	2,920	3,064	1,752	1,695	1,781	1,329	1,225	1,283
Gas Utility:
Retail - residential	257	214	259	146	116	149	111	98	110
Retail - commercial	139	107	133	79	59	75	60	48	58
Retail - industrial	17	12	16	12	8	12	5	4	4
Transportation/other	43	40	47	28	25	28	15	15	19
Total Gas Utility	456	373	455	265	208	264	191	165	191
Other Utility:
Steam	36	36	37	36	36	37	—	—	—
Other utility	13	13	9	10	8	7	3	5	2
Total Other Utility	49	49	46	46	44	44	3	5	2
Non-Utility and Other:
Travero and other	83	74	83	—	—	—	—	—	—
Total Non-Utility and Other	83	74	83	—	—	—	—	—	—
Total revenues	$3,669	$3,416	$3,648	$2,063	$1,947	$2,089	$1,523	$1,395	$1,476

NOTE 12. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current tax expense (benefit):
Federal	$1	$1	($7)	($21)	$6	($11)	$22	($11)	$12
State	3	8	24	(1)	(1)	24	6	7	13
IPL’s tax benefit riders	—	—	(4)	—	—	(4)	—	—	—
Deferred tax expense (benefit):
Federal	9	22	70	73	30	26	(75)	(9)	31
State	15	8	42	—	(2)	31	11	10	6
Production tax credits	(101)	(95)	(55)	(87)	(80)	(42)	(14)	(15)	(13)
Investment tax credits	(1)	(1)	(1)	—	—	—	(1)	(1)	—
	($74)	($57)	$69	($36)	($47)	$24	($51)	($19)	$49

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Statutory federal income tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
State income taxes, net of federal benefits	2	2	7	(1)	(1)	8	6	6	6
Amortization of excess deferred taxes (Refer to Note 2)	(18)	(13)	(1)	(4)	(5)	—	(43)	(26)	(2)
Production tax credits	(17)	(17)	(9)	(27)	(28)	(13)	(6)	(7)	(5)
Effect of rate-making on property-related differences	(1)	(3)	(6)	(2)	(4)	(10)	(1)	(2)	(3)
Adjustment for prior period taxes	1	1	1	2	1	3	—	—	—
IPL’s tax benefit riders	—	—	(1)	—	—	(1)	—	—	—
Other items, net	—	(1)	(1)	—	—	—	(1)	—	—
Overall income tax rate	(12%)	(10%)	11%	(11%)	(16%)	8%	(24%)	(8%)	17%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Deferred tax liabilities:
Property	$2,389	$2,232	$1,416	$1,312	$913	$854
ATC Holdings	123	116	—	—	—	—
Other	111	101	76	83	50	41
Total deferred tax liabilities	2,623	2,449	1,492	1,395	963	895
Deferred tax assets:
Federal credit carryforwards	560	454	345	258	192	175
Net operating losses carryforwards - federal	39	77	36	71	—	1
Net operating losses carryforwards - state	38	37	3	1	—	—
Other	65	73	25	30	18	18
Subtotal deferred tax assets	702	641	409	360	210	194
Valuation allowances	(6)	(6)	—	—	—	(1)
Total deferred tax assets	696	635	409	360	210	193
Total deferred tax liabilities, net	$1,927	$1,814	$1,083	$1,035	$753	$702

Carryforwards - At December 31, 2021, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$186	$172	$1
State net operating losses	2022-2041	619	28	2
Federal tax credits	2022-2041	560	345	192

Valuation Allowances - Alliant Energy currently expects its federal net operating losses carryforwards will not be fully utilized until 2023. Because taxable income must be reduced by federal net operating losses carryforwards prior to utilizing federal tax credit carryforwards, Alliant Energy currently does not expect to utilize 2002 vintage federal credit carryforwards prior to their expiration in 2022, resulting in valuation allowances as of December 31, 2021.

Uncertain Tax Positions - At December 31, 2021, 2020 and 2019, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2021, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2018	-	2020
Consolidated Iowa income tax returns (b)	2018	-	2020
Wisconsin combined tax returns (c)	2017	-	2020

(a)The 2018 and 2019 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
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

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2021			2020			2019			2021	2020	2019
Discount rate for benefit obligations	2.91%			2.57%			3.48%			2.81%	2.31%	3.40%
Discount rate for net periodic cost	2.57%			3.48%			4.34%			2.31%	3.40%	4.24%
Expected rate of return on plan assets	7.10%			7.10%			7.60%			4.80%	4.50%	5.44%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	4.18%			4.76%			5.52%			N/A	N/A	N/A
Rate of compensation increase	3.30%	-	4.50%	3.65%	-	4.50%	3.65%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2021	2020	2019	2021	2020	2019
Discount rate for benefit obligations	2.94%	2.61%	3.51%	2.80%	2.28%	3.39%
Discount rate for net periodic cost	2.61%	3.51%	4.35%	2.28%	3.39%	4.23%
Expected rate of return on plan assets	7.10%	7.10%	7.60%	5.10%	4.50%	5.60%
Rate of compensation increase	3.30%	3.65%	3.65%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2021	2020	2019	2021	2020	2019
Discount rate for benefit obligations	2.94%	2.64%	3.50%	2.79%	2.27%	3.39%
Discount rate for net periodic cost	2.64%	3.50%	4.35%	2.27%	3.39%	4.23%
Expected rate of return on plan assets	7.10%	7.10%	7.60%	4.02%	3.28%	3.81%
Rate of compensation increase	3.30%	3.65%	3.65%	N/A	N/A	N/A

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2021	2020	2019	2021	2020	2019
Service cost	$11	$11	$10	$4	$3	$3
Interest cost	34	43	50	5	7	9
Expected return on plan assets (a)	(69)	(70)	(60)	(5)	(5)	(5)
Amortization of prior service credit (b)	—	—	(1)	—	—	—
Amortization of actuarial loss (c)	39	34	36	5	3	3
Settlement losses (d)	—	12	—	—	—	—
	$15	$30	$35	$9	$8	$10

IPL	Defined Benefit Pension Plans			OPEB Plans
	2021	2020	2019	2021	2020	2019
Service cost	$7	$7	$6	$1	$1	$1
Interest cost	16	20	23	2	3	3
Expected return on plan assets (a)	(32)	(33)	(28)	(3)	(4)	(4)
Amortization of actuarial loss (c)	17	15	15	2	1	2
Settlement losses (d)	—	7	—	—	—	—
	$8	$16	$16	$2	$1	$2

WPL	Defined Benefit Pension Plans			OPEB Plans
	2021	2020	2019	2021	2020	2019
Service cost	$4	$4	$3	$1	$2	$1
Interest cost	15	19	21	2	3	3
Expected return on plan assets (a)	(31)	(31)	(26)	—	(1)	(1)
Amortization of prior service credit (b)	—	—	—	—	(1)	—
Amortization of actuarial loss (c)	19	16	18	2	2	2
	$7	$8	$16	$5	$5	$5

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

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2021	2020	2021	2020
Change in benefit obligation:
Net benefit obligation at January 1	$1,351	$1,280	$227	$214
Service cost	11	11	4	3
Interest cost	34	43	5	7
Plan participants’ contributions	—	—	5	4
Actuarial (gain) loss	(46)	132	(12)	18
Gross benefits paid	(99)	(115)	(19)	(19)
Net benefit obligation at December 31	1,251	1,351	210	227
Change in plan assets:
Fair value of plan assets at January 1	984	931	108	105
Actual return on plan assets	87	108	4	11
Employer contributions	39	60	8	7
Plan participants’ contributions	—	—	5	4
Gross benefits paid	(99)	(115)	(19)	(19)
Fair value of plan assets at December 31	1,011	984	106	108
Under funded status at December 31	($240)	($367)	($104)	($119)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2021	2020	2021	2020
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$13	$8
Current liabilities	(2)	(2)	(8)	(8)
Pension and other benefit obligations	(238)	(365)	(109)	(119)
Net amounts recognized at December 31	($240)	($367)	($104)	($119)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$429	$533	$38	$54
Prior service credit	(4)	(5)	(1)	(1)
	$425	$528	$37	$53

	Defined Benefit Pension Plans		OPEB Plans
IPL	2021	2020	2021	2020
Change in benefit obligation:
Net benefit obligation at January 1	$615	$581	$91	$86
Service cost	7	7	1	1
Interest cost	16	20	2	3
Plan participants’ contributions	—	—	2	1
Actuarial (gain) loss	(23)	60	(4)	8
Gross benefits paid	(48)	(53)	(8)	(8)
Net benefit obligation at December 31	567	615	84	91
Change in plan assets:
Fair value of plan assets at January 1	453	436	74	72
Actual return on plan assets	40	51	4	7
Employer contributions	17	19	2	2
Plan participants’ contributions	—	—	2	1
Gross benefits paid	(48)	(53)	(8)	(8)
Fair value of plan assets at December 31	462	453	74	74
Under funded status at December 31	($105)	($162)	($10)	($17)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2021	2020	2021	2020
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$10	$4
Current liabilities	—	(1)	(2)	(2)
Pension and other benefit obligations	(105)	(161)	(18)	(19)
Net amounts recognized at December 31	($105)	($162)	($10)	($17)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$180	$228	$13	$20
Prior service credit	(1)	(1)	—	—
	$179	$227	$13	$20

	Defined Benefit Pension Plans		OPEB Plans
WPL	2021	2020	2021	2020
Change in benefit obligation:
Net benefit obligation at January 1	$588	$550	$89	$85
Service cost	4	4	1	2
Interest cost	15	19	2	3
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss	(18)	55	(5)	5
Gross benefits paid	(43)	(40)	(8)	(8)
Net benefit obligation at December 31	546	588	81	89
Change in plan assets:
Fair value of plan assets at January 1	436	406	18	17
Actual return on plan assets	39	48	—	2
Employer contributions	18	22	5	5
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(43)	(40)	(8)	(8)
Fair value of plan assets at December 31	450	436	17	18
Under funded status at December 31	($96)	($152)	($64)	($71)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2021	2020	2021	2020
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3	$3
Current liabilities	—	—	(6)	(6)
Pension and other benefit obligations	(96)	(152)	(61)	(68)
Net amounts recognized at December 31	($96)	($152)	($64)	($71)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$188	$233	$18	$25
Prior service credit	(1)	(1)	(1)	(1)
	$187	$232	$17	$24

Actuarial gains related to benefit obligations in 2021 for defined benefit pension and OPEB plans were primarily due to increases in the discount rates. Actuarial losses related to benefit obligations in 2020 for defined benefit pension and OPEB plans were primarily due to decreases in the discount rates, partially offset by the impact of updated mortality projection tables.

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2021	2020	2021	2020
Accumulated benefit obligations	$1,214	$1,305	$210	$227
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,214	1,305	210	227
Fair value of plan assets	1,011	984	106	108
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,251	1,351	N/A	N/A
Fair value of plan assets	1,011	984	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2021	2020	2021	2020
Accumulated benefit obligations	$546	$589	$84	$91
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	546	589	84	91
Fair value of plan assets	462	453	74	74
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	567	615	N/A	N/A
Fair value of plan assets	462	453	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2021	2020	2021	2020
Accumulated benefit obligations	$532	$573	$81	$89
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	532	573	81	89
Fair value of plan assets	450	436	17	18
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	546	588	N/A	N/A
Fair value of plan assets	450	436	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2021	2020	2021	2020
Regulatory assets	$35	$44	$30	$34

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2022 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2	$—	$—
OPEB plans	8	2	6

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2022	2023	2024	2025	2026	2027 - 2031
Defined benefit pension benefits	$85	$83	$82	$82	$83	$387
OPEB	18	17	17	17	16	71
	$103	$100	$99	$99	$99	$458

IPL	2022	2023	2024	2025	2026	2027 - 2031
Defined benefit pension benefits	$41	$40	$39	$39	$38	$174
OPEB	7	7	7	7	7	28
	$48	$47	$46	$46	$45	$202

WPL	2022	2023	2024	2025	2026	2027 - 2031
Defined benefit pension benefits	$37	$36	$35	$35	$34	$163
OPEB	7	7	7	7	6	27
	$44	$43	$42	$42	$40	$190

Investment Strategy for Plan Assets - Investment strategies for defined benefit pension and OPEB plan assets combine preservation of principal and prudent risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. Investment risk of plan assets is mitigated through diversification, including U.S. and international equity, fixed income and global asset strategies. Global asset strategies may include investments in global equity, global debt and currencies.

Defined Benefit Pension Plan Assets - The asset mix of defined benefit pension plans is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investments include, but are not limited to, direct ownership of real estate, oil and gas limited partnerships, securities of the managers’ firms or affiliate firms, and Alliant Energy securities. At December 31, 2021, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	3%
Equity securities - U.S.	14%	-	54%	34%
Equity securities - international	11%	-	31%	21%
Global asset securities	5%	-	15%	9%
Fixed income securities	25%	-	45%	33%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment strategy of the Corporate Services 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. At December 31, 2021, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Equity securities - U.S.	0%	-	55%	35%
Fixed income securities	40%	-	100%	64%

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

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$35	$—	$35	$—	$46	$—	$46	$—
Equity securities - U.S.	256	256	—	—	182	182	—	—
Equity securities - international	—	—	—	—	151	151	—	—
Global asset securities	52	52	—	—	45	45	—	—
Fixed income securities	191	47	144	—	134	56	78	—
Total assets in fair value hierarchy	534	$355	$179	$—	558	$434	$124	$—
Assets measured at net asset value	477				426
Accrued investment income	1				1
Due to brokers, net (pending trades with brokers)	(1)				(1)
Total pension plan assets	$1,011				$984

82

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$16	$—	$16	$—	$21	$—	$21	$—
Equity securities - U.S.	117	117	—	—	84	84	—	—
Equity securities - international	—	—	—	—	69	69	—	—
Global asset securities	24	24	—	—	21	21	—	—
Fixed income securities	87	21	66	—	62	26	36	—
Total assets in fair value hierarchy	244	$162	$82	$—	257	$200	$57	$—
Assets measured at net asset value	218				196
Total pension plan assets	$462				$453

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$16	$—	$16	$—	$20	$—	$20	$—
Equity securities - U.S.	114	114	—	—	81	81	—	—
Equity securities - international	—	—	—	—	67	67	—	—
Global asset securities	23	23	—	—	20	20	—	—
Fixed income securities	85	21	64	—	59	25	34	—
Total assets in fair value hierarchy	238	$158	$80	$—	247	$193	$54	$—
Assets measured at net asset value	212				189
Total pension plan assets	$450				$436

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$5	$—	$5	$—	$2	$—	$2	$—
Equity securities - U.S.	11	11	—	—	4	4	—	—
Equity securities - international	—	—	—	—	3	3	—	—
Global asset securities	1	1	—	—	—	—	—	—
Fixed income securities	60	58	2	—	72	71	1	—
Total assets in fair value hierarchy	77	$70	$7	$—	81	$78	$3	$—
Assets measured at net asset value	29				27
Total OPEB plan assets	$106				$108

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$1	$—	$1	$—
Equity securities - U.S.	8	8	—	—	—	—	—	—
Fixed income securities	42	42	—	—	51	51	—	—
Total assets in fair value hierarchy	51	$50	$1	$—	52	$51	$1	$—
Assets measured at net asset value	23				22
Total OPEB plan assets	$74				$74

	2021				2020
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$—	$—	$—	$—
Equity securities - U.S.	1	1	—	—	—	—	—	—
Fixed income securities	15	15	—	—	18	18	—	—
Total OPEB plan assets	$17	$16	$1	$—	$18	$18	$—	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2021 and 2020.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 9% and 9% of total assets in the 401(k) savings plans at December 31, 2021 and 2020, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
401(k) costs	$26	$25	$25	$13	$13	$13	$12	$12	$12

NOTE 13(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. The 2020 OIP replaced the Amended and Restated 2010 OIP, which permitted similar grants. At December 31, 2021, performance shares and restricted stock units (performance- and time-vesting) were outstanding under the 2020 OIP and the Amended and Restated 2010 OIP, and 9 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Alliant Energy also granted cash-based long-term awards, including performance units, restricted cash awards and restricted units, to certain key employees, under the DLIP. At December 31, 2021, no awards were outstanding under the DLIP. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Compensation expense	$14	$16	$26	$8	$9	$15	$6	$6	$10
Income tax benefits	4	4	7	2	2	4	2	2	3

As of December 31, 2021, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $5 million, $3 million and $2 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2021, 653,956 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

Performance Shares - Equity Awards - Payouts of 2021, 2020 and 2019 performance shares are contingent upon achievement over a three-year period of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares granted in 2021, 2020 and 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these performance shares is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. The actual number of these performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at the grant date. A summary of the 2021, 2020 and 2019 performance shares activity, with amounts representing the target number of awards, was as follows:

	2021		2020		2019
	Performance Shares - Equity	Weighted Average Grant Date Fair Value	Performance Shares - Equity	Weighted Average Grant Date Fair Value	Performance Shares - Equity	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	129,156	$54.63	74,193	$47.44	—	$—
Granted	73,112	46.19	56,204	64.04	91,816	47.23
Forfeited	(5,839)	51.07	(1,241)	50.94	(17,623)	46.35
Nonvested awards, December 31	196,429	51.59	129,156	54.63	74,193	47.44

Performance Shares and Performance Units - Liability Awards - Payouts of performance shares granted prior to 2019 under the Amended and Restated 2010 OIP and performance units granted prior to 2019 under the DLIP to key employees were contingent upon achievement over three-year periods of specified performance criteria, which was total shareowner return relative to an investor-owned utility peer group. Performance shares granted prior to 2019 were able to be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Performance units granted prior to 2019 were paid out in cash. Alliant Energy assumed it would make future payouts of its performance shares granted prior to 2019 and performance units in cash; therefore, these performance shares and performance units were accounted for as liability awards. The fair value of each performance share and performance unit accounted for as a liability award was based on the closing market price of one share of Alliant Energy common stock at the end of the performance period. The actual payout for performance shares and performance units was dependent upon actual performance and may range from zero to 200% of the target number of awards. Compensation expense for these performance shares and performance units was recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of these performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2021	2020	2019	2021	2020	2019
Nonvested awards, January 1	68,307	131,872	203,188	16,801	34,574	57,761
Vested	(68,307)	(63,565)	(66,322)	(16,801)	(16,661)	(20,131)
Forfeited	—	—	(4,994)	—	(1,112)	(3,056)
Nonvested awards, December 31	—	68,307	131,872	—	16,801	34,574

Vested Awards - Certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares (granted prior to 2019)			Performance Units (granted prior to 2019)
	2021	2020	2019	2021	2020	2019
	2018 Grant	2017 Grant	2016 Grant	2018 Grant	2017 Grant	2016 Grant
Performance awards vested	68,307	63,565	66,322	16,801	16,661	20,131
Percentage of target number of performance awards	172.5%	155.0%	142.5%	172.5%	155.0%	142.5%
Aggregate payout value (in millions)	$7	$6	$4	$2	$2	$1
Payout - cash (in millions)	$5	$5	$4	$2	$2	$1
Payout - common stock shares issued	13,644	9,543	6,447	N/A	N/A	N/A

Restricted Stock Units - Equity Awards - Payouts of 2021, 2020 and 2019 restricted stock units are based on the expiration of a three-year time-vesting period. Restricted stock units granted in 2021, 2020 and 2019 are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these restricted stock units is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. A summary of the 2021, 2020 and 2019 restricted stock units activity was as follows:

	2021		2020		2019
	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value	Restricted Stock Units - Equity	Weighted Average Grant Date Fair Value
Nonvested units, January 1	146,549	$51.54	89,281	$46.04	—	$—
Granted	80,152	48.65	61,056	59.42	105,348	45.98
Forfeited	(8,882)	49.84	(3,788)	49.01	(16,067)	45.63
Nonvested units, December 31	217,819	50.54	146,549	51.54	89,281	46.04

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2019 were based on the expiration of a three-year time-vesting period and were able to be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Alliant Energy assumed it would make future payouts of its restricted stock units granted prior to 2019 in cash; therefore, restricted stock units granted prior to 2019 were accounted for as liability awards. The fair value of each restricted stock unit granted prior to 2019 was based on the closing market price of one share of Alliant Energy common stock at the end of the time-vesting period. Compensation expense was recorded ratably over the performance period based on the fair value of the awards at each reporting period. A summary of the restricted stock units granted prior to 2019 activity was as follows:

	2021	2020	2019
Nonvested units, January 1	58,550	113,033	174,163
Vested	(58,550)	(54,483)	(56,849)
Forfeited	—	—	(4,281)
Nonvested units, December 31	—	58,550	113,033

Performance Restricted Stock Units - Equity Awards - Payouts of performance restricted stock units are based upon achievement of certain performance targets during a three-year performance period, which currently includes specified growth of consolidated net income from continuing operations. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If minimum performance targets are not met during the performance period, these units are forfeited. Performance restricted stock units are to be paid out in shares and are accounted for as equity awards. The fair value of each performance restricted stock unit is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

85

	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	197,463	$47.31	206,065	$41.50	203,188	$37.23
Granted	73,112	48.66	56,204	59.37	91,816	46.10
Vested	(68,307)	38.60	(63,565)	39.12	(66,322)	33.93
Forfeited	(5,839)	50.46	(1,241)	49.25	(22,617)	44.00
Nonvested units, December 31	196,429	50.74	197,463	47.31	206,065	41.50

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

	2021	2020
Carrying value	$12	$11
Fair market value	24	20

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2021 and 2020, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $22 million and $22 million, respectively.

NOTE 14. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind farms, ash ponds, active ash landfills, coal yards, above ground storage tanks and solar generation. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Balance, January 1	$251	$196	$177	$134	$74	$62
Revisions in estimated cash flows	50	13	44	9	6	4
Liabilities settled	(17)	(13)	(13)	(9)	(4)	(4)
Liabilities incurred	3	48	—	38	3	10
Accretion expense	7	7	5	5	2	2
Balance, December 31	$294	$251	$213	$177	$81	$74

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

Notional Amounts - As of December 31, 2021, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	9,135	2022	191,670	2022-2030	3,193	2022-2023	3,024	2022
IPL	2,647	2022	100,560	2022-2030	1,270	2022-2023	—	—
WPL	6,488	2022	91,110	2022-2030	1,923	2022-2023	3,024	2022

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

	Alliant Energy		IPL		WPL
	2021	2020	2021	2020	2021	2020
Current derivative assets	$113	$24	$48	$20	$65	$4
Non-current derivative assets	63	10	36	9	27	1
Current derivative liabilities	8	9	4	3	4	6
Non-current derivative liabilities	1	16	—	9	1	7

In 2021, Alliant Energy’s, IPL’s and WPL’s derivative assets increased and derivative liabilities decreased primarily as a result of higher natural gas prices. Based on IPL’s and WPL’s natural gas cost recovery mechanisms, this resulted in corresponding decreases in derivative regulatory assets and increases in derivative regulatory liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2021 and 2020, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at December 31, 2021 and 2020. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2021					2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$32	$32	$—	$—	$32	$44	$44	$—	$—	$44
Derivatives	176	—	146	30	176	34	—	5	29	34
Deferred proceeds	214	—	—	214	214	188	—	—	188	188
Liabilities and equity:
Derivatives	9	—	8	1	9	25	—	25	—	25
Long-term debt (incl. current maturities)	7,368	—	8,329	1	8,330	6,777	—	8,107	2	8,109

IPL	2021					2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$32	$32	$—	$—	$32	$44	$44	$—	$—	$44
Derivatives	84	—	65	19	84	29	—	3	26	29
Deferred proceeds	214	—	—	214	214	188	—	—	188	188
Liabilities and equity:
Derivatives	4	—	3	1	4	12	—	12	—	12
Long-term debt	3,643	—	4,124	—	4,124	3,345	—	4,021	—	4,021

WPL	2021					2020
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$92	$—	$81	$11	$92	$5	$—	$2	$3	$5
Liabilities and equity:
Derivatives	5	—	5	—	5	13	—	13	—	13
Long-term debt (incl. current maturities)	2,429	—	2,862	—	2,862	2,130	—	2,690	—	2,690

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2021	2020	2021	2020
Beginning balance, January 1	$29	$21	$188	$188
Total net gains included in changes in net assets (realized/unrealized)	6	11	—	—
Purchases	21	14	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(26)	(16)	26	—
Ending balance, December 31	$29	$29	$214	$188
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$6	$11	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2021	2020	2021	2020
Beginning balance, January 1	$26	$18	$188	$188
Total net gains (losses) included in changes in net assets (realized/unrealized)	(3)	10	—	—
Purchases	16	11	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(20)	(12)	26	—
Ending balance, December 31	$18	$26	$214	$188
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($3)	$10	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2021	2020
Beginning balance, January 1	$3	$3
Total net gains included in changes in net assets (realized/unrealized)	9	1
Purchases	5	3
Settlements	(6)	(4)
Ending balance, December 31	$11	$3
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$9	$1

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2021	$9	$20	$8	$10	$1	$10
2020	18	11	17	9	1	2

NOTE 17. COMMITMENTS AND CONTINGENCIES
NOTE 17(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At December 31, 2021, Alliant Energy’s and WPL’s minimum future commitments in 2022 for these projects were $178 million and $177 million, respectively.

NOTE 17(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2021, the related minimum future commitments were as follows (in millions):

Alliant Energy	2022	2023	2024	2025	2026	Thereafter	Total
Natural gas	$307	$196	$144	$102	$88	$175	$1,012
Coal	63	46	25	3	—	—	137
Other (a)	82	14	8	5	2	25	136
	$452	$256	$177	$110	$90	$200	$1,285

IPL	2022	2023	2024	2025	2026	Thereafter	Total
Natural gas	$148	$108	$84	$52	$42	$65	$499
Coal	32	27	17	3	—	—	79
Other (a)	34	4	2	2	2	23	67
	$214	$139	$103	$57	$44	$88	$645

WPL	2022	2023	2024	2025	2026	Thereafter	Total
Natural gas	$159	$88	$60	$50	$46	$110	$513
Coal	31	19	8	—	—	—	58
Other (a)	33	1	1	1	1	—	37
	$223	$108	$69	$51	$47	$110	$608

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2021.

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

As of December 31, 2021, the currently known partnership obligations for the abandonment obligations are estimated at $60 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $60 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both December 31, 2021 and 2020, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $67 million as of December 31, 2021 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2021 and 2020.

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

Manufactured Gas Plant Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2021, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At December 31, 2021, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$8	-	$24	$6	-	$18
Current and non-current environmental liabilities	11			8

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include fuel switching or retiring Prairie Creek Units 1 and 3 by December 31, 2025. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to compliance with the terms of the Consent Decree from IPL’s electric customers.

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

NOTE 17(g) Collective Bargaining Agreements - At December 31, 2021, employees covered by collective bargaining agreements represented 54%, 69% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2022, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 26% and 83% of total employees of Alliant Energy and WPL, respectively.

NOTE 18. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2021 are:
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
•ATC Holdings, Non-utility, Parent and Other - includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF is comprised of Alliant Energy’s interest in ATC Holdings, Travero, a non-utility wind farm, corporate venture investments, the Sheboygan Falls Energy Facility and other non-utility holdings.

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

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2021	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,081	$456	$49	$3,586	$83	$3,669
Depreciation and amortization	591	54	6	651	6	657
Operating income (loss)	716	63	(11)	768	27	795
Interest expense				244	33	277
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(60)	(62)
Income tax expense (benefit)				(87)	13	(74)
Net income attributable to Alliant Energy common shareowners				618	41	659
Total assets	14,924	1,487	1,103	17,514	1,039	18,553
Investments in equity method subsidiaries	17	—	—	17	491	508
Construction and acquisition expenditures	980	90	—	1,070	99	1,169

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2020	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$2,920	$373	$49	$3,342	$74	$3,416
Depreciation and amortization	556	49	5	610	5	615
Operating income (loss)	643	74	(1)	716	24	740
Interest expense				243	32	275
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(59)	(61)
Income tax expense (benefit)				(66)	9	(57)
Net income attributable to Alliant Energy common shareowners				573	41	614
Total assets	14,358	1,413	990	16,761	949	17,710
Investments in equity method subsidiaries	11	—	—	11	465	476
Construction and acquisition expenditures	1,109	182	2	1,293	73	1,366

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2019	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,064	$455	$46	$3,565	$83	$3,648
Depreciation and amortization	513	47	3	563	4	567
Operating income	679	70	1	750	28	778
Interest expense				229	44	273
Equity income from unconsolidated investments, net	(1)	—	—	(1)	(52)	(53)
Income tax expense (benefit)				73	(4)	69
Net income attributable to Alliant Energy common shareowners				517	40	557
Total assets	13,659	1,269	856	15,784	917	16,701
Investments in equity method subsidiaries	9	—	—	9	449	458
Construction and acquisition expenditures	1,439	100	—	1,539	101	1,640

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

2021	Electric	Gas	Other	Total
Revenues	$1,752	$265	$46	$2,063
Depreciation and amortization	338	31	6	375
Operating income (loss)	420	43	(3)	460
Interest expense				139
Income tax benefit				(36)
Net income available for common stock				350
Total assets	8,602	819	575	9,996
Construction and acquisition expenditures	342	42	—	384

2020	Electric	Gas	Other	Total
Revenues	$1,695	$208	$44	$1,947
Depreciation and amortization	321	30	5	356
Operating income	358	50	2	410
Interest expense				139
Income tax benefit				(47)
Net income available for common stock				324
Total assets	8,518	766	565	9,849
Construction and acquisition expenditures	626	59	2	687

2019	Electric	Gas	Other	Total
Revenues	$1,781	$264	$44	$2,089
Depreciation and amortization	295	29	3	327
Operating income	360	39	4	403
Interest expense				127
Income taxes				24
Net income available for common stock				284
Total assets	8,075	734	468	9,277
Construction and acquisition expenditures	964	56	—	1,020

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

2021	Electric	Gas	Other	Total
Revenues	$1,329	$191	$3	$1,523
Depreciation and amortization	253	23	—	276
Operating income (loss)	296	20	(8)	308
Interest expense				105
Income tax benefit				(51)
Net income				268
Total assets	6,322	668	528	7,518
Construction and acquisition expenditures	638	48	—	686

2020	Electric	Gas	Other	Total
Revenues	$1,225	$165	$5	$1,395
Depreciation and amortization	235	19	—	254
Operating income (loss)	285	24	(3)	306
Interest expense				104
Income tax benefit				(19)
Net income				249
Total assets	5,840	647	425	6,912
Construction and acquisition expenditures	483	123	—	606

2019	Electric	Gas	Other	Total
Revenues	$1,283	$191	$2	$1,476
Depreciation and amortization	218	18	—	236
Operating income (loss)	319	31	(3)	347
Interest expense				102
Income taxes				49
Net income				233
Total assets	5,584	535	388	6,507
Construction and acquisition expenditures	475	44	—	519

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

	IPL			WPL
	2021	2020	2019	2021	2020	2019
Corporate Services billings	$180	$176	$185	$154	$142	$142
Sales credited	22	35	68	23	3	7
Purchases billed	441	329	331	116	108	120

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2021	2020
IPL	$110	$110
WPL	83	73

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2021	2020	2019
ATC billings to WPL	$122	$108	$109
WPL billings to ATC	18	10	13

As of December 31, 2021 and 2020, WPL owed ATC net amounts of $10 million and $9 million, respectively.

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

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2021 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2021.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2021, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 18, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2022 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2022 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2022 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Alliant Energy’s equity compensation plans as of December 31, 2021 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	365,362 (a)	$47.85	8,626,914 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	365,362	$47.85	8,626,914

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
(b)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2021, there were performance shares and restricted stock units (performance- and time-vesting) outstanding under the 2020 OIP.
(c)As of December 31, 2021, there were 383,532 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 13(c).
(d)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 for Alliant Energy, and the information required by Item 12 for each of IPL and WPL, is incorporated herein by reference to the relevant information in the 2022 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2022 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2022 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2021		2020		2021		2020
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,367	96%	$1,331	96%	$1,005	90%	$947	89%
Audit-related fees	49	4%	51	4%	85	8%	39	4%
Tax fees	3	—%	4	—%	18	2%	78	7%
All other fees	4	—%	3	—%	3	—%	2	—%
	$1,423	100%	$1,389	100%	$1,111	100%	$1,066	100%

IPL’s and WPL’s audit fees for 2021 and 2020 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiaries and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2021 and 2020 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2021 and 2020 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2021 and 2020 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2021 and 2020 for IPL and WPL consisted of license fees for accounting research software products and virtual seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data for Alliant Energy’s, IPL’s and WPL’s financial statements and Reports of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID No. 34).

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2021	2020	2019
	(in millions)
Operating expenses	$5	$7	$2
Operating loss	(5)	(7)	(2)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(664)	(625)	(562)
Interest expense	1	2	9
Other	1	4	7
Total other (income) and deductions	(662)	(619)	(546)
Income before income taxes	657	612	544
Income tax benefit	(5)	(4)	(15)
Net income	$662	$616	$559
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2021	2020
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$16	$32
Other	5	5
Total current assets	21	37
Investments:
Investments in consolidated subsidiaries	7,061	6,664
Other	2	2
Total investments	7,063	6,666
Other assets	96	88
Total assets	$7,180	$6,791

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$279	$132
Notes payable to affiliated companies	900	937
Other	4	29
Total current liabilities	1,183	1,098
Other liabilities	2	2
Common equity:
Common stock and additional paid-in capital	2,752	2,706
Retained earnings	3,255	2,996
Shares in deferred compensation trust	(12)	(11)
Total common equity	5,995	5,691
Total liabilities and equity	$7,180	$6,791
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2021	2020	2019
	(in millions)
Net cash flows from operating activities	$494	$396	$305
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(295)	(429)	(250)
Net change in notes receivable from and payable to affiliates	(21)	201	8
Dividends from consolidated subsidiaries in excess of equity earnings	50	—	—
Net cash flows used for investing activities	(266)	(228)	(242)
Cash flows used for financing activities:
Common stock dividends	(403)	(377)	(338)
Proceeds from issuance of common stock, net	28	247	390
Net change in commercial paper	147	(37)	(116)
Other	—	(1)	1
Net cash flows used for financing activities	(228)	(168)	(63)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($1)	($2)	($9)
Income taxes, net	4	10	14
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2021 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2021	$18	$12	$—	$19	$11
Year ended December 31, 2020	7	25	9	23	18
Year ended December 31, 2019	10	17	2	22	7
IPL (c)
Year ended December 31, 2021	$1	$6	$—	$6	$1
Year ended December 31, 2020	1	18	—	18	1
Year ended December 31, 2019	3	16	—	18	1
WPL
Year ended December 31, 2021	$17	$6	$—	$13	$10
Year ended December 31, 2020	6	7	9	5	17
Year ended December 31, 2019	7	1	2	4	6
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

3.2	Amended and Restated Bylaws of Alliant Energy, effective September 23, 2021 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, filed September 24, 2021 (File No. 1-9894))
3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))
3.4	Amended and Restated Bylaws of WPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed October 29, 2020 (File No. 0-337))
3.5	Amended and Restated Articles of Incorporation of IPL, effective December 20, 2021 (incorporated by reference to Exhibit 3.1 to IPL’s Form 8-K, filed December 21, 2021 (File No. 1-4117))
3.6	Amended and Restated Bylaws of IPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed October 29, 2020 (File No. 1-4117))
4.1
Amended and Restated Five-Year Master Credit Agreement, effective December 17, 2021, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed December 21, 2021 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.4
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

4.5
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.5a
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, N.A., as Original Trustee, and U.S. Bank N.A., as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

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

4.16	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))

Exhibit Number	Description
4.16a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.17
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

4.18
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.19
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of November 24, 2014, creating IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 24, 2014 (File No. 1-4117))

4.20a
Officer’s Certificate, dated as of November 15, 2017, reopening IPL’s 3.25% Senior Debentures due December 1, 2024 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 15, 2017 (File No. 1-4117))

4.21
Officer’s Certificate, dated as of August 18, 2015, creating IPL’s 3.40% Senior Debentures due August 15, 2025 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 18, 2015 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of September 15, 2016, creating IPL’s 3.70% Senior Debentures due September 15, 2046 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 15, 2016 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of September 26, 2018, creating IPL’s 4.10% Senior Debentures due September 26, 2028 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2018 (File No. 1-4117))

4.24
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

4.25
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.26
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

4.27
Officer’s Certificate, dated as of November 19, 2021, creating IPL’s 3.1% Senior Debentures due November 30, 2051 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 19, 2021 (File No. 1-4117))

4.28	Description of Common Stock of Alliant Energy (incorporated by reference to Exhibit 4.26 to Alliant Energy’s Form 10-K for the year 2019 (File No. 1-9894))
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
10.2b#
Form of Performance Share Agreement pursuant to the Amended and Restated OIP, amended in 2019 (incorporated by reference to Exhibit 10.6c to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))

10.2c#
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

10.3	2020 OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 9, 2020 (File No. 1-9894))
10.3a#	Form of Performance Share Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1a to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))
10.3b#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1b to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))
10.3c#
Form of Performance Restricted Stock Unit Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1c to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))

10.3d#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2022
10.3e#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2022
10.3f#	Form of Performance Restricted Stock Unit Agreement (Diversity Metric) pursuant to the 2020 OIP, amended in 2022
10.3g#	Form of Performance Restricted Stock Unit Agreement (Net Income Metric) pursuant to the 2020 OIP, amended in 2022
10.4#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.4a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.5#
IES Industries Inc. Amended and Restated Key Employee Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.6#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.6a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.6b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.7#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))

Exhibit Number	Description
10.7a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
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

10.11#
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

10.13#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.14#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2022
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 18th day of February 2022.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ John O. Larsen	By: /s/ John O. Larsen	By: /s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chair, President and Chief Executive Officer	Chair and Chief Executive Officer	Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 18th day of February 2022.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ John O. Larsen	/s/ John O. Larsen	/s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chair, President, Chief Executive Officer and Director (Principal Executive Officer)	Chair, Chief Executive Officer and Director (Principal Executive Officer)	Chair, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ N. Joy Falotico	/s/ N. Joy Falotico	/s/ N. Joy Falotico
N. Joy Falotico, Director	N. Joy Falotico, Director	N. Joy Falotico, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Singleton B. McAllister	/s/ Singleton B. McAllister	/s/ Singleton B. McAllister
Singleton B. McAllister, Director	Singleton B. McAllister, Director	Singleton B. McAllister, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Dean C. Oestreich	/s/ Dean C. Oestreich	/s/ Dean C. Oestreich
Dean C. Oestreich, Director	Dean C. Oestreich, Director	Dean C. Oestreich, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

/s/ Susan D. Whiting	/s/ Susan D. Whiting	/s/ Susan D. Whiting
Susan D. Whiting, Director	Susan D. Whiting, Director	Susan D. Whiting, Director

