Form 10-Q
period 2022-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2022-04-29
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2022:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,813,728 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2021 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2021	IPL	Interstate Power and Light Company
AEF	Alliant Energy Finance, LLC	IUB	Iowa Utilities Board
AFUDC	Allowance for funds used during construction	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Alliant Energy	Alliant Energy Corporation	MISO	Midcontinent Independent System Operator, Inc.
ATC	American Transmission Company LLC	MW	Megawatt
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
DAEC	Duane Arnold Energy Center	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	SEC	Securities and Exchange Commission
FERC	Federal Energy Regulatory Commission	U.S.	United States of America
Financial Statements	Condensed Consolidated Financial Statements	West Riverside	West Riverside Energy Center
FTR	Financial transmission right	Whiting Petroleum	Whiting Petroleum Corporation
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company

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
•the ability to complete construction of renewable generation and storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities including due to tariffs, duties or other assessments, such as any additional tariffs resulting from U.S. Department of Commerce investigations into the sourcing of solar project materials and equipment from certain countries, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the renewable generation and storage project tax benefits for the benefit of customers;
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
•the direct or indirect effects resulting from the ongoing novel coronavirus (COVID-19) pandemic and the spread of variant strains, including any vaccine mandates and testing requirements, on sales volumes, margins, operations, employees, labor markets, contractors, vendors, the ability to complete construction projects, supply chains, customers’ inability to pay bills, suspension of disconnects, the market value of the assets that fund pension plans and the potential for additional funding requirements, the ability of counterparties to meet their obligations, compliance with regulatory requirements, the ability to implement regulatory plans, economic conditions and access to capital markets;
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
•inflation and interest rates;
•disruptions to the supply of materials, equipment and commodities needed to construct solar generation and storage projects and maintain ongoing operations, including due to geopolitical issues, shortages, labor issues or transportation issues, which may, among other potential impacts, affect the ability to meet capacity requirements and result in increased capacity expense;
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
•changes in the price of delivered natural gas, transmission, purchased electricity and coal, and any resulting changes to counterparty credit risk, due to shifts in supply and demand caused by market conditions, regulations and MISO’s annual resource adequacy process;
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
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, availability of warranty coverage for equipment breakdowns or failures, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2021 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Revenues:
Electric utility	$773	$701
Gas utility	262	170
Other utility	11	13
Non-utility	22	17
Total revenues	1,068	901
Operating expenses:
Electric production fuel and purchased power	168	133
Electric transmission service	138	134
Cost of gas sold	168	100
Other operation and maintenance	153	146
Depreciation and amortization	166	164
Taxes other than income taxes	27	26
Total operating expenses	820	703
Operating income	248	198
Other (income) and deductions:
Interest expense	74	69
Equity income from unconsolidated investments, net	(15)	(15)
Allowance for funds used during construction	(11)	(4)
Other	—	2
Total other (income) and deductions	48	52
Income before income taxes	200	146
Income tax expense (benefit)	8	(28)
Net income	192	174
Preferred dividend requirements of Interstate Power and Light Company	—	3
Net income attributable to Alliant Energy common shareowners	$192	$171
Weighted average number of common shares outstanding:
Basic	250.6	250.0
Diluted	250.9	250.4
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.77	$0.68

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$67	$39
Accounts receivable, less allowance for expected credit losses	481	440
Production fuel, at weighted average cost	39	51
Gas stored underground, at weighted average cost	27	82
Materials and supplies, at weighted average cost	119	113
Regulatory assets	88	104
Other	271	240
Total current assets	1,092	1,069
Property, plant and equipment, net	15,192	14,987
Investments:
ATC Holdings	346	338
Other	187	179
Total investments	533	517
Other assets:
Regulatory assets	1,831	1,836
Deferred charges and other	191	144
Total other assets	2,022	1,980
Total assets	$18,839	$18,553

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$333	$633
Commercial paper	276	515
Accounts payable	383	436
Accrued taxes	66	58
Regulatory liabilities	251	186
Other	212	226
Total current liabilities	1,521	2,054
Long-term debt, net (excluding current portion)	7,383	6,735
Other liabilities:
Deferred tax liabilities	1,958	1,927
Regulatory liabilities	1,121	1,085
Pension and other benefit obligations	363	374
Other	416	388
Total other liabilities	3,858	3,774
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,813,728 and 250,474,529 shares outstanding	3	3
Additional paid-in capital	2,750	2,749
Retained earnings	3,336	3,250
Shares in deferred compensation trust - 381,397 and 383,532 shares at a weighted average cost of $31.17 and $30.59 per share	(12)	(12)
Total Alliant Energy Corporation common equity	6,077	5,990
Total liabilities and equity	$18,839	$18,553

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$192	$174
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	166	164
Deferred tax expense (benefit) and tax credits	18	(29)
Other	(6)	4
Other changes in assets and liabilities:
Accounts receivable	(161)	(126)
Gas stored underground	55	20
Derivative assets	(85)	6
Regulatory assets	19	(4)
Accounts payable	(37)	(6)
Regulatory liabilities	92	(60)
Deferred income taxes	15	58
Other	(17)	(56)
Net cash flows from operating activities	251	145
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(307)	(214)
Other	(23)	(17)
Cash receipts on sold receivables	115	209
Other	(8)	(16)
Net cash flows used for investing activities	(223)	(38)
Cash flows from (used for) financing activities:
Common stock dividends	(107)	(102)
Proceeds from issuance of long-term debt	650	—
Payments to retire long-term debt	(300)	—
Net change in commercial paper	(239)	(53)
Other	(1)	10
Net cash flows from (used for) financing activities	3	(145)
Net increase (decrease) in cash, cash equivalents and restricted cash	31	(38)
Cash, cash equivalents and restricted cash at beginning of period	40	56
Cash, cash equivalents and restricted cash at end of period	$71	$18
Supplemental cash flows information:
Cash paid during the period for:
Interest	($62)	($59)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$134	$64
Beneficial interest obtained in exchange for securitized accounts receivable	$227	$107

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions)
Revenues:
Electric utility	$400	$386
Gas utility	139	91
Steam and other	11	12
Total revenues	550	489
Operating expenses:
Electric production fuel and purchased power	67	59
Electric transmission service	97	92
Cost of gas sold	85	50
Other operation and maintenance	83	77
Depreciation and amortization	94	94
Taxes other than income taxes	14	14
Total operating expenses	440	386
Operating income	110	103
Other (income) and deductions:
Interest expense	37	35
Allowance for funds used during construction	(3)	(2)
Total other (income) and deductions	34	33
Income before income taxes	76	70
Income tax benefit	(11)	(12)
Net income	87	82
Preferred dividend requirements	—	3
Net income available for common stock	$87	$79
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62	$34
Accounts receivable, less allowance for expected credit losses	257	241
Income tax refunds receivable	25	8
Production fuel, at weighted average cost	28	29
Gas stored underground, at weighted average cost	11	40
Materials and supplies, at weighted average cost	71	70
Regulatory assets	60	73
Other	85	69
Total current assets	599	564
Property, plant and equipment, net	7,976	7,983
Other assets:
Regulatory assets	1,372	1,370
Deferred charges and other	103	79
Total other assets	1,475	1,449
Total assets	$10,050	$9,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135	$173
Accounts payable to associated companies	46	39
Regulatory liabilities	122	84
Accrued taxes	57	56
Accrued interest	35	36
Other	62	67
Total current liabilities	457	455
Long-term debt, net	3,644	3,643
Other liabilities:
Deferred tax liabilities	1,107	1,083
Regulatory liabilities	632	607
Pension and other benefit obligations	124	127
Other	311	312
Total other liabilities	2,174	2,129
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,807
Retained earnings	935	929
Total Interstate Power and Light Company common equity	3,775	3,769
Total liabilities and equity	$10,050	$9,996

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions)
Cash flows from (used for) operating activities:
Net income	$87	$82
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	94	94
Deferred tax expense (benefit) and tax credits	15	(2)
Other	(2)	(1)
Other changes in assets and liabilities:
Accounts receivable	(128)	(133)
Income tax refunds receivable	(17)	(3)
Gas stored underground	29	12
Derivative assets	(43)	10
Regulatory assets	9	(16)
Regulatory liabilities	59	(19)
Other	(14)	(69)
Net cash flows from (used for) operating activities	89	(45)
Cash flows from investing activities:
Construction and acquisition expenditures	(96)	(106)
Cash receipts on sold receivables	115	209
Other	(1)	(5)
Net cash flows from investing activities	18	98
Cash flows used for financing activities:
Common stock dividends	(81)	(101)
Other	2	9
Net cash flows used for financing activities	(79)	(92)
Net increase (decrease) in cash, cash equivalents and restricted cash	28	(39)
Cash, cash equivalents and restricted cash at beginning of period	34	50
Cash, cash equivalents and restricted cash at end of period	$62	$11
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($37)	($37)
Income taxes, net	$—	$7
Significant non-cash investing and financing activities:
Accrued capital expenditures	$27	$31
Beneficial interest obtained in exchange for securitized accounts receivable	$227	$107

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions)
Revenues:
Electric utility	$373	$315
Gas utility	123	79
Other	—	1
Total revenues	496	395
Operating expenses:
Electric production fuel and purchased power	101	74
Electric transmission service	41	42
Cost of gas sold	83	50
Other operation and maintenance	58	59
Depreciation and amortization	70	69
Taxes other than income taxes	12	11
Total operating expenses	365	305
Operating income	131	90
Other (income) and deductions:
Interest expense	27	26
Allowance for funds used during construction	(9)	(2)
Other	—	1
Total other (income) and deductions	18	25
Income before income taxes	113	65
Income tax expense (benefit)	21	(19)
Net income	$92	$84
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4	$2
Accounts receivable, less allowance for expected credit losses	211	188
Production fuel, at weighted average cost	11	23
Gas stored underground, at weighted average cost	16	42
Materials and supplies, at weighted average cost	45	41
Regulatory assets	28	31
Prepaid gross receipts tax	30	40
Other	102	86
Total current assets	447	453
Property, plant and equipment, net	6,747	6,538
Other assets:
Regulatory assets	459	466
Deferred charges and other	90	61
Total other assets	549	527
Total assets	$7,743	$7,518

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250	$250
Commercial paper	157	236
Accounts payable	185	190
Accounts payable to associated companies	34	39
Regulatory liabilities	129	102
Other	102	73
Total current liabilities	857	890
Long-term debt, net (excluding current portion)	2,180	2,179
Other liabilities:
Deferred tax liabilities	759	753
Regulatory liabilities	489	478
Pension and other benefit obligations	154	159
Other	253	236
Total other liabilities	1,655	1,626
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,884	1,704
Retained earnings	1,101	1,053
Total Wisconsin Power and Light Company common equity	3,051	2,823
Total liabilities and equity	$7,743	$7,518

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$92	$84
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70	69
Deferred tax benefit and tax credits	(2)	(28)
Other	(3)	4
Other changes in assets and liabilities:
Accounts receivable	(23)	9
Gas stored underground	26	9
Derivative assets	(42)	(4)
Accounts payable	(24)	(24)
Regulatory liabilities	32	(41)
Accrued taxes	21	8
Deferred income taxes	8	44
Other	12	18
Net cash flows from operating activities	167	148
Cash flows used for investing activities:
Construction and acquisition expenditures	(212)	(108)
Other	(5)	(11)
Net cash flows used for investing activities	(217)	(119)
Cash flows from (used for) financing activities:
Common stock dividends	(44)	(42)
Capital contributions from parent	180	125
Net change in commercial paper	(79)	(109)
Other	(5)	(4)
Net cash flows from (used for) financing activities	52	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	(1)
Cash, cash equivalents and restricted cash at beginning of period	2	3
Cash, cash equivalents and restricted cash at end of period	$4	$2
Supplemental cash flows information:
Cash paid during the period for:
Interest	($23)	($21)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$104	$32

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2021 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash, Cash Equivalents and Restricted Cash - At March 31, 2022, Alliant Energy’s and IPL’s cash and cash equivalents included $59 million of money market fund investments, with an interest rate of 0.3%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Tax-related	$949	$934	$896	$884	$53	$50
Pension and OPEB costs	453	462	224	228	229	234
Asset retirement obligations	134	128	94	89	40	39
Assets retired early	88	92	64	66	24	26
IPL’s DAEC PPA amendment	84	90	84	90	—	—
WPL’s Western Wisconsin gas distribution expansion investments	50	52	—	—	50	52
Commodity cost recovery	42	42	2	2	40	40
Other	119	140	68	84	51	56
	$1,919	$1,940	$1,432	$1,443	$487	$497

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Tax-related	$578	$585	$310	$312	$268	$273
Cost of removal obligations	391	384	256	252	135	132
Derivatives	258	166	125	77	133	89
Electric transmission cost recovery	50	51	29	27	21	24
WPL’s West Riverside liquidated damages	35	36	—	—	35	36
Other	60	49	34	23	26	26
	$1,372	$1,271	$754	$691	$618	$580

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2022, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2022	2021
Maximum outstanding aggregate cash proceeds	$36	$100
Average outstanding aggregate cash proceeds	4	30

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2022	December 31, 2021
Customer accounts receivable	$142	$125
Unbilled utility revenues	96	104
Receivables sold to third party	238	229
Less: cash proceeds	1	1
Deferred proceeds	237	228
Less: allowance for expected credit losses	10	14
Fair value of deferred proceeds	$227	$214

As of March 31, 2022, outstanding receivables past due under the Receivables Agreement were $24 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2022	2021
Collections	$561	$529
Write-offs, net of recoveries	2	2

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2022	2021
ATC Holdings	($11)	($11)
Other	(4)	(4)
	($15)	($15)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2022	250,474,529
Shareowner Direct Plan	116,431
Equity-based compensation plans	222,768
Shares outstanding, March 31, 2022	250,813,728

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Loss	Trust	of IPL	Equity
Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$—	$5,990
Net income attributable to Alliant Energy common shareowners			192				192
Common stock dividends ($0.4275 per share)			(107)				(107)
Shareowner Direct Plan issuances		7					7
Equity-based compensation plans and other		(6)	1				(5)
Ending balance, March 31, 2022	$3	$2,750	$3,336	$—	($12)	$—	$6,077
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			171				171
Common stock dividends ($0.4025 per share)			(102)				(102)
Shareowner Direct Plan issuances	1	7					8
Equity-based compensation plans and other		1					1
Ending balance, March 31, 2021	$3	$2,712	$3,063	($1)	($11)	$200	$5,966

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$—	$3,769
Net income available for common stock			87		87
Common stock dividends			(81)		(81)
Ending balance, March 31, 2022	$33	$2,807	$935	$—	$3,775
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			79		79
Common stock dividends			(101)		(101)
Ending balance, March 31, 2021	$33	$2,752	$957	$200	$3,942

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$2,823
Net income			92	92
Common stock dividends			(44)	(44)
Capital contributions from parent		180		180
Ending balance, March 31, 2022	$66	$1,884	$1,101	$3,051
Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$2,478
Net income			84	84
Common stock dividends			(42)	(42)
Capital contributions from parent		125		125
Ending balance, March 31, 2021	$66	$1,584	$995	$2,645

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2022	Alliant Energy	IPL	WPL
Amount outstanding	$276	$—	$157
Weighted average interest rates	0.6%	N/A	0.5%
Available credit facility capacity	$724	$250	$143

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2022	2021	2022	2021	2022	2021
Maximum amount outstanding (based on daily outstanding balances)	$577	$578	$—	$—	$252	$275
Average amount outstanding (based on daily outstanding balances)	$443	$424	$—	$—	$205	$189
Weighted average interest rates	0.3%	0.2%	—%	—%	0.3%	0.2%

NOTE 6(b) Long-term Debt - In February 2022, AEF issued $350 million of 3.6% senior notes due 2032. The net proceeds from the issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In March 2022, AEF entered into a $300 million variable rate (1% as of March 31, 2022) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2024, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that expired in March 2022.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2022	2021	2022	2021	2022	2021
Electric Utility:
Retail - residential	$293	$262	$150	$139	$143	$123
Retail - commercial	188	172	118	110	70	62
Retail - industrial	211	202	111	112	100	90
Wholesale	47	40	15	11	32	29
Bulk power and other	34	25	6	14	28	11
Total Electric Utility	773	701	400	386	373	315
Gas Utility:
Retail - residential	158	99	85	52	73	47
Retail - commercial	82	53	40	27	42	26
Retail - industrial	8	5	5	3	3	2
Transportation/other	14	13	9	9	5	4
Total Gas Utility	262	170	139	91	123	79
Other Utility:
Steam	9	9	9	9	—	—
Other utility	2	4	2	3	—	1
Total Other Utility	11	13	11	12	—	1
Non-Utility and Other:
Travero and other	22	17	—	—	—	—
Total Non-Utility and Other	22	17	—	—	—	—
Total revenues	$1,068	$901	$550	$489	$496	$395

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The increases in Alliant Energy’s and WPL’s overall effective income tax rates for the three months ended March 31, 2022 compared to the same period in 2021 were primarily due to decreased amortization of excess deferred taxes primarily at WPL.

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Overall income tax rate	4%	(19%)	(14%)	(17%)	19%	(29%)

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2022, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$94	$87	$1
State net operating losses	2022-2042	578	13	2
Federal tax credits	2022-2042	589	369	197

Iowa Tax Reform - In March 2022, Iowa tax reform was enacted, which would reduce the current 9.8% Iowa corporate income tax rate beginning in 2023 if certain state income tax revenue triggers are satisfied. Annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year. Rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%. Alliant Energy is currently unable to predict with certainty the timing or amount of any rate reductions. The majority of any reduction in income tax expense as a result of the lower Iowa corporate income tax rate is currently expected to reduce rates for IPL’s customers. In addition, after the 2023 corporate income tax rate is known in the fourth quarter of 2022, Alliant Energy currently expects to record a charge related to the remeasurement of accumulated deferred income tax assets at its non-utility businesses.

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

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2022	2021	2022	2021
Service cost	$2	$3	$1	$1
Interest cost	9	8	1	1
Expected return on plan assets	(17)	(17)	(1)	(1)
Amortization of actuarial loss	8	10	1	1
	$2	$4	$2	$2

	Defined Benefit Pension Plans		OPEB Plans
IPL	2022	2021	2022	2021
Service cost	$2	$2	$—	$—
Interest cost	4	4	1	1
Expected return on plan assets	(8)	(8)	(1)	(1)
Amortization of actuarial loss	3	4	—	—
	$1	$2	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2022	2021	2022	2021
Service cost	$1	$1	$—	$—
Interest cost	4	4	1	—
Expected return on plan assets	(8)	(8)	—	—
Amortization of actuarial loss	4	5	—	1
	$1	$2	$1	$1

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Compensation expense	$4	$3	$2	$1	$2	$1
Income tax benefits	1	1	1	—	—	—

As of March 31, 2022, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $15 million, $8 million and $6 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2022, performance shares, performance restricted stock units and restricted stock units were granted to key employees as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	70,240	$54.45
Performance restricted stock units	80,252	56.62
Restricted stock units	74,360	56.62

As of March 31, 2022, 322,288 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2022, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	3,304	2022	175,658	2022-2030	2,653	2022-2023	2,268	2022
IPL	784	2022	94,175	2022-2030	1,053	2022-2023	—	—
WPL	2,520	2022	81,483	2022-2030	1,600	2022-2023	2,268	2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current derivative assets	$151	$113	$68	$48	$83	$65
Non-current derivative assets	110	63	59	36	51	27
Current derivative liabilities	6	8	3	4	3	4
Non-current derivative liabilities	1	1	1	—	—	1

During the three months ended March 31, 2022, Alliant Energy’s, IPL’s and WPL’s derivative assets increased primarily as a result of higher natural gas prices. Based on IPL’s and WPL’s natural gas cost recovery mechanisms, this resulted in corresponding increases in derivative regulatory liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2022 and December 31, 2021, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2022 and December 31, 2021. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$59	$59	$—	$—	$59	$32	$32	$—	$—	$32
Derivatives	261	—	251	10	261	176	—	146	30	176
Deferred proceeds	227	—	—	227	227	214	—	—	214	214
Liabilities:
Derivatives	7	—	7	—	7	9	—	8	1	9
Long-term debt (incl. current maturities)	7,716	—	7,971	1	7,972	7,368	—	8,329	1	8,330

IPL	March 31, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$59	$59	$—	$—	$59	$32	$32	$—	$—	$32
Derivatives	127	—	120	7	127	84	—	65	19	84
Deferred proceeds	227	—	—	227	227	214	—	—	214	214
Liabilities:
Derivatives	4	—	4	—	4	4	—	3	1	4
Long-term debt	3,644	—	3,738	—	3,738	3,643	—	4,124	—	4,124

WPL	March 31, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$134	$—	$131	$3	$134	$92	$—	$81	$11	$92
Liabilities:
Derivatives	3	—	3	—	3	5	—	5	—	5
Long-term debt (incl. current maturities)	2,430	—	2,592	—	2,592	2,429	—	2,862	—	2,862

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2022	2021	2022	2021
Beginning balance, January 1	$29	$29	$214	$188
Total net losses included in changes in net assets (realized/unrealized)	(6)	(6)	—	—
Settlements (a)	(13)	(7)	13	(81)
Ending balance, March 31	$10	$16	$227	$107
The amount of total net losses for the period included in changes in net liabilities attributable to the change in unrealized losses relating to liabilities held at March 31	($5)	($6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2022	2021	2022	2021
Beginning balance, January 1	$18	$26	$214	$188
Total net losses included in changes in net assets (realized/unrealized)	(4)	(5)	—	—
Settlements (a)	(7)	(6)	13	(81)
Ending balance, March 31	$7	$15	$227	$107
The amount of total net losses for the period included in changes in net liabilities attributable to the change in unrealized losses relating to liabilities held at March 31	($4)	($6)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2022	2021
Beginning balance, January 1	$11	$3
Total net losses included in changes in net assets (realized/unrealized)	(2)	(1)
Settlements	(6)	(1)
Ending balance, March 31	$3	$1
The amount of total net losses for the period included in changes in net liabilities attributable to the change in unrealized losses relating to liabilities held at March 31	($1)	$—

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2022	$3	$7	$3	$4	$—	$3
December 31, 2021	9	20	8	10	1	10

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At March 31, 2022, Alliant Energy’s and WPL’s minimum future commitments for these projects were $214 million and $213 million, respectively.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2022, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$939	$472	$467
Coal	127	72	55
Other (a)	135	66	36
	$1,201	$610	$558

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2022.

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

As of March 31, 2022, the currently known partnership obligations for the abandonment obligations are estimated at $60 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $60 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both March 31, 2022 and December 31, 2021, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $67 million as of March 31, 2022 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2022 and December 31, 2021.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2022, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At March 31, 2022, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$10	-	$26	$7	-	$20
Current and non-current environmental liabilities	$12			$9

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

NOTE 12(e) Collective Bargaining Agreements - At March 31, 2022, employees covered by collective bargaining agreements represented 55%, 70% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2022, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 26% and 83% of total employees of Alliant Energy and WPL, respectively. While the process to renew the agreement is underway and a tentative agreement has been reached, Alliant Energy and WPL are currently unable to predict the outcome.

NOTE 13. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2022
Revenues	$773	$262	$11	$1,046	$22	$1,068
Operating income	181	57	3	241	7	248
Net income attributable to Alliant Energy common shareowners				179	13	192
Three Months Ended March 31, 2021
Revenues	$701	$170	$13	$884	$17	$901
Operating income	147	44	2	193	5	198
Net income attributable to Alliant Energy common shareowners				163	8	171

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2022
Revenues	$400	$139	$11	$550
Operating income	75	32	3	110
Net income available for common stock				87
Three Months Ended March 31, 2021
Revenues	$386	$91	$12	$489
Operating income	72	30	1	103
Net income available for common stock				79

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2022
Revenues	$373	$123	$—	$496
Operating income	106	25	—	131
Net income				92
Three Months Ended March 31, 2021
Revenues	$315	$79	$1	$395
Operating income	75	14	1	90
Net income				84

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

	IPL		WPL
	2022	2021	2022	2021
Corporate Services billings	$40	$40	$36	$35
Sales credited	—	1	18	1
Purchases billed	94	143	22	26

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Net payables to Corporate Services	$120	$110	$76	$83

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2022	2021
ATC billings to WPL	$34	$32
WPL billings to ATC	3	3

WPL owed ATC net amounts of $9 million as of March 31, 2022 and $10 million as of December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2021 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2022 HIGHLIGHTS

Key highlights since the filing of the 2021 Form 10-K include the following:

Customer Investments:
•In response to a petition from a U.S.-based solar panel assembler, in March 2022, the U.S. Department of Commerce initiated an investigation into whether the sourcing of solar project materials and equipment from certain Southeast Asian countries circumvent tariffs and duties imposed on such materials and equipment imported from China. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters; however, this could result in delays and/or higher costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, and impact Alliant Energy’s, IPL’s and WPL’s anticipated future construction and acquisition expenditures.
•In April 2022, the IUB issued an order approving IPL’s request for an extension of the procedural schedule related to its November 2021 advance rate-making principles filing with the IUB for up to 400 MW of new solar generation and 75 MW of battery storage. IPL requested an extension in order to review the proposed fixed cost cap included in its November 2021 filing given the cost pressures prevalent in the solar generation and battery storage markets, as well as narrow the selection of certain solar generation projects included in the filing. IPL currently expects a decision on its advance rate-making principles filing by the end of 2022.
•In April 2022, WPL received an oral decision from the PSCW for its second certificate of authority authorizing WPL to acquire, construct, own, and operate up to 414 MW of new solar generation in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW).

Legislative Matters:
•Refer to Note 8 for discussion of Iowa tax reform enacted in March 2022.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended March 31 were as follows (dollars in millions, except per share amounts):

	2022		2021
	Income	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$183	$0.73	$166	$0.66
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	1	0.01	(3)	(0.01)
Alliant Energy Consolidated	$192	$0.77	$171	$0.68

Alliant Energy’s Utilities and Corporate Services net income increased by $17 million for the three-month period, primarily due to higher AFUDC, higher earnings resulting from WPL’s increasing rate base, higher sales due to favorable temperature impacts compared to 2021, as well as higher temperature-normalized sales.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2022	2021	2022	2021	2022	2021
Operating income	$248	$198	$110	$103	$131	$90
Electric utility revenues	$773	$701	$400	$386	$373	$315
Electric production fuel and purchased power expenses	(168)	(133)	(67)	(59)	(101)	(74)
Electric transmission service expense	(138)	(134)	(97)	(92)	(41)	(42)
Utility Electric Margin (non-GAAP)	467	434	236	235	231	199
Gas utility revenues	262	170	139	91	123	79
Cost of gas sold	(168)	(100)	(85)	(50)	(83)	(50)
Utility Gas Margin (non-GAAP)	94	70	54	41	40	29
Other utility revenues	11	13	11	12	—	1
Non-utility revenues	22	17	—	—	—	—
Other operation and maintenance expenses	(153)	(146)	(83)	(77)	(58)	(59)
Depreciation and amortization expenses	(166)	(164)	(94)	(94)	(70)	(69)
Taxes other than income tax expense	(27)	(26)	(14)	(14)	(12)	(11)
Operating income	$248	$198	$110	$103	$131	$90

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2022 compared to the same period in 2021 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$33	$1	$32
Total higher utility gas margin variance (Refer to details below)	24	13	11
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	(7)	(6)	1
Higher depreciation and amortization expense primarily due to additional plant in service in 2021 and 2022	(2)	—	(1)
Other	2	(1)	(2)
	$50	$7	$41

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Retail	$692	$636	6,388	6,272	$248	$157	26,095	23,431
Sales for resale	68	45	1,945	1,071	N/A	N/A	N/A	N/A
Transportation/Other	13	20	17	19	14	13	29,877	24,690
	$773	$701	8,350	7,362	$262	$170	55,972	48,121

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Retail	$379	$361	3,651	3,582	$130	$82	13,601	12,138
Sales for resale	13	11	597	287	N/A	N/A	N/A	N/A
Transportation/Other	8	14	8	10	9	9	12,020	11,178
	$400	$386	4,256	3,879	$139	$91	25,621	23,316

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Retail	$313	$275	2,737	2,690	$118	$75	12,494	11,293
Sales for resale	55	34	1,348	784	N/A	N/A	N/A	N/A
Transportation/Other	5	6	9	9	5	4	17,857	13,512
	$373	$315	4,094	3,483	$123	$79	30,351	24,805

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 2% and 11%, respectively, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to changes in temperatures, COVID-19 impacts in 2021 and increases in the number of customers.

Estimated increases to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2022	2021	Change	2022	2021	Change
IPL	$5	$2	$3	$3	$2	$1
WPL	2	1	1	1	—	1
Total Alliant Energy	$7	$3	$4	$4	$2	$2

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2022 compared to the same period in 2021 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL due to increasing rate base (a)	$26	$—	$26
Higher revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	6	6	—
Estimated changes in sales volumes caused by temperatures	4	3	1
Lower revenues at IPL due to changes in the renewable energy rider (offset by changes in income tax)	(12)	(12)	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(2)	(2)	—
Other (includes higher temperature-normalized sales in 2022)	11	6	5
	$33	$1	$32

(a)In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain stakeholders. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 compared to 2021, and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. Retail electric rate changes were effective on January 1, 2022 and extend through the end of 2023. Retail gas rate changes were effective on January 1, 2022 and extend through the end of 2022. The higher fuel expense costs are recognized in electric margin and the lower amount of excess deferred income tax benefits is recognized as a reduction in income tax.

Utility Gas Margin Variances - The following items contributed to increased utility gas margins for the three months ended March 31, 2022 compared to the same period in 2021 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$9	$9	$—
Higher revenue requirements at WPL due to increasing rate base (refer to (a) above)	7	—	7
Estimated changes in sales volumes caused by temperatures	2	1	1
Other (includes higher temperature-normalized sales in 2022)	6	3	3
	$24	$13	$11

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2022 compared to the same period in 2021 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (primarily offset by higher revenues)	($9)	($9)	$—
Other	2	3	1
	($7)	($6)	$1

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2022 compared to the same period in 2021 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2021	($5)	($2)	($1)
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	7	1	7
Other	2	—	1
	$4	($1)	$7

Income Taxes - Refer to Note 8 for details of effective income tax rates.

Preferred Dividend Requirements of IPL - Alliant Energy’s and IPL’s preferred dividend requirements decreased for the three months ended March 31, 2022 compared to the same period in 2021 a due to the redemption of IPL’s 5.1% cumulative preferred stock in December 2021.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2021 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2022, Alliant Energy had $67 million of cash and cash equivalents, $724 million ($331 million at the parent company, $250 million at IPL and $143 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2022 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Cash, cash equivalents and restricted cash, January 1	$40	$56	$34	$50	$2	$3
Cash flows from (used for):
Operating activities	251	145	89	(45)	167	148
Investing activities	(223)	(38)	18	98	(217)	(119)
Financing activities	3	(145)	(79)	(92)	52	(30)
Net increase (decrease)	31	(38)	28	(39)	2	(1)
Cash, cash equivalents and restricted cash, March 31	$71	$18	$62	$11	$4	$2

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s increasing base rate	$33	$—	$33
Natural gas cost payments from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL in 2021	20	20	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	6	4	2
Changes in interest payments	(3)	—	(2)
Changes in income taxes paid/refunded	—	(7)	—
Timing of intercompany payments and receipts	—	60	16
Other (primarily due to other changes in working capital)	50	57	(30)
	$106	$134	$19

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	($94)	($94)	$—
(Higher) lower utility construction and acquisition expenditures (a)	(93)	10	(104)
Other	2	4	6
	($185)	($80)	($98)

(a)Largely due to higher expenditures for WPL’s solar generation, partially offset by lower expenditures for IPL’s and WPL’s electric and gas distribution systems.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL are currently evaluating potential impacts from cost pressures prevalent in the solar generation and battery storage markets, as well as the U.S. Department of Commerce investigation discussed in “2022 Highlights,” on the timing and estimated costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, which could impact their anticipated future construction and acquisition expenditures.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from issuance of long-term debt	$650	$—	$—
Higher payments to retire long-term debt	(300)	—	—
Net changes in the amount of commercial paper outstanding	(186)	—	30
(Higher) lower common stock dividends	(5)	20	(2)
Higher capital contributions from WPL’s parent company, Alliant Energy	—	—	55
Other	(11)	(7)	(1)
	$148	$13	$82

IPL and WPL Solar Project Tax Equity Financing - Alliant Energy, IPL and WPL are currently evaluating potential impacts from cost pressures prevalent in the solar generation and battery storage markets, as well as the U.S. Department of Commerce investigation discussed in “2022 Highlights,” on the timing and estimated costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, which could result in changes to their proposed solar project tax equity financing.

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2022.

Long-term Debt - Refer to Note 6(b) for discussion of AEF’s issuance of long-term debt in 2022. AEF’s current term loan credit agreement that expires in March 2024 includes an option to increase the amount outstanding up to $400 million in aggregate with the same maturity, subject to bank approval, and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2021 Form 10-K and has not changed materially from the items reported in the 2021 Form 10-K, except for the items described in Notes 3, 6 and 12.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2021 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2022 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2022.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2021 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2022 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	4,227	$60.98	—	N/A
February 1 through February 28	2,918	56.38	—	N/A
March 1 through March 31	594	60.58	—	N/A
	7,739	59.22	—

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
4.1
Indenture, dated as of February 28, 2022, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed March 1, 2022 (File No. 1-9894))

10.1
Term Loan Credit Agreement, dated as of March 3, 2022, among AEF, Alliant Energy, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 4, 2022 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of April 2022.

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

