Form 10-Q
period 2022-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2022-08-05
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2022:
Alliant Energy Corporation, Common Stock, $0.01 par value, 250,926,232 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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
•inflation and higher interest rates;

•changes in the price of delivered natural gas, transmission, purchased electricity and coal, particularly during elevated market prices, and any resulting changes to counterparty credit risk, due to shifts in supply and demand caused by market conditions, regulations and MISO’s annual resource adequacy process;
•changes to the creditworthiness of, or performance of obligations by, counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;
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
•disruptions to ongoing operations and the supply of materials, services, equipment and commodities needed to construct solar generation, battery storage and electric and gas distribution projects, which may result from geopolitical issues, supplier manufacturing constraints, labor issues or transportation issues, as well as affect the ability to meet capacity requirements and result in increased capacity expense;
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
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, availability of warranty coverage for equipment breakdowns or failures, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental operating, fuel-related and capital costs through rates;
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
•material changes in employee-related benefit and compensation costs, including settlement losses related to pension plans;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Electric utility	$812	$717	$1,586	$1,418
Gas utility	94	69	356	239
Other utility	13	10	23	23
Non-utility	24	21	47	38
Total revenues	943	817	2,012	1,718
Operating expenses:
Electric production fuel and purchased power	191	138	359	271
Electric transmission service	133	121	271	255
Cost of gas sold	48	31	216	131
Other operation and maintenance	166	160	320	306
Depreciation and amortization	166	165	332	329
Taxes other than income taxes	27	26	54	52
Total operating expenses	731	641	1,552	1,344
Operating income	212	176	460	374
Other (income) and deductions:
Interest expense	78	69	152	138
Equity income from unconsolidated investments, net	(16)	(19)	(32)	(34)
Allowance for funds used during construction	(13)	(5)	(24)	(9)
Other	—	2	1	4
Total other (income) and deductions	49	47	97	99
Income before income taxes	163	129	363	275
Income tax expense (benefit)	4	(17)	12	(45)
Net income	159	146	351	320
Preferred dividend requirements of Interstate Power and Light Company	—	2	—	5
Net income attributable to Alliant Energy common shareowners	$159	$144	$351	$315
Weighted average number of common shares outstanding:
Basic	250.9	250.2	250.7	250.1
Diluted	251.1	250.6	251.0	250.5
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.63	$0.58	$1.40	$1.26
Diluted	$0.63	$0.57	$1.40	$1.26

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19	$39
Accounts receivable, less allowance for expected credit losses	490	440
Production fuel, at weighted average cost	55	51
Gas stored underground, at weighted average cost	64	82
Materials and supplies, at weighted average cost	121	113
Regulatory assets	188	104
Other	371	240
Total current assets (a)	1,308	1,069
Property, plant and equipment, net (a)	15,453	14,987
Investments:
ATC Holdings	351	338
Other	195	179
Total investments	546	517
Other assets:
Regulatory assets	1,863	1,836
Deferred charges and other	221	144
Total other assets	2,084	1,980
Total assets	$19,391	$18,553

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$733	$633
Commercial paper	399	515
Accounts payable	584	436
Accrued taxes	58	58
Regulatory liabilities	218	186
Other	284	226
Total current liabilities	2,276	2,054
Long-term debt, net (excluding current portion)	6,981	6,735
Other liabilities:
Deferred tax liabilities	1,971	1,927
Regulatory liabilities	1,145	1,085
Pension and other benefit obligations	356	374
Other	496	388
Total other liabilities (a)	3,968	3,774
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 250,926,232 and 250,474,529 shares outstanding	3	3
Additional paid-in capital	2,759	2,749
Retained earnings	3,387	3,250
Shares in deferred compensation trust - 388,363 and 383,532 shares at a weighted average cost of $31.72 and $30.59 per share	(12)	(12)
Total Alliant Energy Corporation common equity	6,137	5,990
Noncontrolling interest	29	—
Total equity	6,166	5,990
Total liabilities and equity	$19,391	$18,553
(a)As of June 30, 2022, Alliant Energy’s assets of a consolidated VIE that may be used only to settle obligations of that VIE include $1 million of current assets and $428 million of property, plant and equipment, net, and Alliant Energy’s liabilities of that VIE that creditors do not have recourse to include $8 million of other liabilities. Refer to Note 1(b) for additional information.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$351	$320
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	332	329
Deferred tax expense (benefit) and tax credits	12	(42)
Other	(16)	2
Other changes in assets and liabilities:
Accounts receivable	(283)	(265)
Derivative assets	(183)	(68)
Regulatory assets	(116)	4
Accounts payable	95	11
Regulatory liabilities	74	(69)
Derivative liabilities	86	(22)
Deferred income taxes	34	93
Pension and other benefit obligations	(18)	(34)
Other	(68)	(52)
Net cash flows from operating activities	300	207
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(550)	(426)
Other	(43)	(32)
Cash receipts on sold receivables	233	295
Other	(10)	(27)
Net cash flows used for investing activities	(370)	(190)
Cash flows from (used for) financing activities:
Common stock dividends	(215)	(203)
Proceeds from issuance of long-term debt	650	—
Payments to retire long-term debt	(304)	(4)
Net change in commercial paper	(116)	146
Contributions from noncontrolling interest	29	—
Other	6	4
Net cash flows from (used for) financing activities	50	(57)
Net decrease in cash, cash equivalents and restricted cash	(20)	(40)
Cash, cash equivalents and restricted cash at beginning of period	40	56
Cash, cash equivalents and restricted cash at end of period	$20	$16
Supplemental cash flows information:
Cash paid during the period for:
Interest	($146)	($137)
Income taxes, net	($4)	($1)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$200	$139
Beneficial interest obtained in exchange for securitized accounts receivable	$244	$154

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Electric utility	$442	$402	$843	$788
Gas utility	52	43	191	134
Steam and other	12	10	22	22
Total revenues	506	455	1,056	944
Operating expenses:
Electric production fuel and purchased power	83	55	150	114
Electric transmission service	91	79	188	171
Cost of gas sold	27	22	112	72
Other operation and maintenance	87	81	171	158
Depreciation and amortization	95	93	189	187
Taxes other than income taxes	14	14	28	28
Total operating expenses	397	344	838	730
Operating income	109	111	218	214
Other (income) and deductions:
Interest expense	37	34	74	69
Allowance for funds used during construction	(3)	(3)	(5)	(5)
Other	—	2	(1)	2
Total other (income) and deductions	34	33	68	66
Income before income taxes	75	78	150	148
Income tax benefit	(12)	(10)	(23)	(22)
Net income	87	88	173	170
Preferred dividend requirements	—	2	—	5
Net income available for common stock	$87	$86	$173	$165
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13	$34
Accounts receivable, less allowance for expected credit losses	269	241
Income tax refunds receivable	8	8
Production fuel, at weighted average cost	37	29
Gas stored underground, at weighted average cost	27	40
Materials and supplies, at weighted average cost	73	70
Regulatory assets	111	73
Other	149	69
Total current assets	687	564
Property, plant and equipment, net	7,997	7,983
Other assets:
Regulatory assets	1,379	1,370
Deferred charges and other	121	79
Total other assets	1,500	1,449
Total assets	$10,184	$9,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$225	$173
Accounts payable to associated companies	37	39
Regulatory liabilities	100	84
Accrued taxes	51	56
Accrued interest	35	36
Other	115	67
Total current liabilities	563	455
Long-term debt, net	3,645	3,643
Other liabilities:
Deferred tax liabilities	1,106	1,083
Regulatory liabilities	651	607
Pension and other benefit obligations	121	127
Other	316	312
Total other liabilities	2,194	2,129
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,807
Retained earnings	942	929
Total Interstate Power and Light Company common equity	3,782	3,769
Total liabilities and equity	$10,184	$9,996

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$173	$170
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	189	187
Other	(9)	(13)
Other changes in assets and liabilities:
Accounts receivable	(256)	(270)
Derivative assets	(123)	(27)
Regulatory assets	(52)	(14)
Accounts payable	67	1
Regulatory liabilities	53	(36)
Derivative liabilities	63	(11)
Deferred income taxes	24	30
Other	(46)	1
Net cash flows from operating activities	83	18
Cash flows from investing activities:
Construction and acquisition expenditures	(172)	(191)
Cash receipts on sold receivables	233	295
Other	(1)	(6)
Net cash flows from investing activities	60	98
Cash flows used for financing activities:
Common stock dividends	(160)	(200)
Capital contributions from parent	—	50
Other	(4)	(5)
Net cash flows used for financing activities	(164)	(155)
Net decrease in cash, cash equivalents and restricted cash	(21)	(39)
Cash, cash equivalents and restricted cash at beginning of period	34	50
Cash, cash equivalents and restricted cash at end of period	$13	$11
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($74)	($69)
Income taxes, net	$19	$27
Significant non-cash investing and financing activities:
Accrued capital expenditures	$45	$32
Beneficial interest obtained in exchange for securitized accounts receivable	$244	$154

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Electric utility	$370	$315	$743	$630
Gas utility	42	26	165	105
Other	1	—	1	1
Total revenues	413	341	909	736
Operating expenses:
Electric production fuel and purchased power	108	84	209	158
Electric transmission service	41	42	83	84
Cost of gas sold	21	9	104	59
Other operation and maintenance	67	69	123	128
Depreciation and amortization	69	70	139	139
Taxes other than income taxes	12	12	24	23
Total operating expenses	318	286	682	591
Operating income	95	55	227	145
Other (income) and deductions:
Interest expense	28	26	55	52
Allowance for funds used during construction	(10)	(2)	(18)	(4)
Other	—	—	—	1
Total other (income) and deductions	18	24	37	49
Income before income taxes	77	31	190	96
Income tax expense (benefit)	14	(7)	34	(26)
Net income	$63	$38	$156	$122
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4	$2
Accounts receivable, less allowance for expected credit losses	208	188
Production fuel, at weighted average cost	18	23
Gas stored underground, at weighted average cost	37	42
Materials and supplies, at weighted average cost	46	41
Regulatory assets	77	31
Prepaid gross receipts tax	40	40
Other	113	86
Total current assets (a)	543	453
Property, plant and equipment, net (a)	6,985	6,538
Other assets:
Regulatory assets	484	466
Deferred charges and other	106	61
Total other assets	590	527
Total assets	$8,118	$7,518

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250	$250
Commercial paper	222	236
Accounts payable	300	190
Accounts payable to associated companies	20	39
Regulatory liabilities	118	102
Other	99	73
Total current liabilities	1,009	890
Long-term debt, net (excluding current portion)	2,180	2,179
Other liabilities:
Deferred tax liabilities	774	753
Regulatory liabilities	494	478
Pension and other benefit obligations	151	159
Other	327	236
Total other liabilities (a)	1,746	1,626
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	1,968	1,704
Retained earnings	1,120	1,053
Total Wisconsin Power and Light Company common equity	3,154	2,823
Noncontrolling interest	29	—
Total equity	3,183	2,823
Total liabilities and equity	$8,118	$7,518
(a)As of June 30, 2022, WPL’s assets of a consolidated VIE that may be used only to settle obligations of that VIE include $1 million of current assets and $428 million of property, plant and equipment, net, and WPL’s liabilities of that VIE that creditors do not have recourse to include $8 million of other liabilities. Refer to Note 1(b) for additional information.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$156	$122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	139	139
Deferred tax expense (benefit) and tax credits	10	(35)
Other	(6)	10
Other changes in assets and liabilities:
Accounts receivable	(17)	9
Derivative assets	(60)	(41)
Regulatory assets	(65)	17
Accounts payable	38	1
Regulatory liabilities	20	(33)
Derivative liabilities	23	(12)
Deferred income taxes	11	63
Other	(51)	(40)
Net cash flows from operating activities	198	200
Cash flows used for investing activities:
Construction and acquisition expenditures	(378)	(235)
Other	(6)	(18)
Net cash flows used for investing activities	(384)	(253)
Cash flows from financing activities:
Common stock dividends	(89)	(85)
Capital contributions from parent	265	210
Net change in commercial paper	(14)	(65)
Contributions from noncontrolling interest	29	—
Other	(3)	(7)
Net cash flows from financing activities	188	53
Net increase in cash, cash equivalents and restricted cash	2	—
Cash, cash equivalents and restricted cash at beginning of period	2	3
Cash, cash equivalents and restricted cash at end of period	$4	$3
Supplemental cash flows information:
Cash paid during the period for:
Interest	($54)	($52)
Income taxes, net	($31)	($27)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$150	$104

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

Note 1(b) Variable Interest Entities (VIEs) - A portion of WPL’s solar generation projects is financed, and is expected to be financed, with capital from tax equity partners through joint ventures.

In 2022, WPL 2022 Solar Holdco, LLC was formed as a joint venture to own and operate project companies responsible for the construction, ownership and operation of various solar generation assets. Members of the joint venture are a WPL subsidiary (the managing member) and a tax equity partner. In June 2022, the WPL subsidiary and the tax equity partner contributed $62 million and $29 million, respectively, to WPL 2022 Solar Holdco, LLC in exchange for membership interests. In June 2022, $88 million of the contributed funds were paid to WPL in exchange for equity interests in the project companies. Once asset construction is complete, the WPL subsidiary and the tax equity partner will make additional cash contributions based on the fair value of the solar generation assets. Earnings, tax attributes, and cash flows from the joint venture will be allocated to both the WPL subsidiary and the tax equity partner in varying percentages over the life of the partnership. Once the tax equity partner has earned its negotiated rate of return and the agreed upon contractual date has been reached, WPL has the option to purchase the remaining interest in the joint venture from the tax equity partner at fair value.

Alliant Energy and WPL consolidate this joint venture as it is a VIE in which WPL holds a variable interest, and WPL controls decisions that are significant to the joint venture’s ongoing operations and economic results (i.e., WPL is the primary beneficiary).

The joint venture is subject to profit sharing arrangements in which the allocation of the joint venture’s cash distributions and tax benefits to members is based on factors other than members' relative ownership percentages. As a result, WPL utilizes the Hypothetical Liquidation at Book Value (HLBV) method to allocate proceeds to each partner at the balance sheet date based on the liquidation provisions of the related joint venture's operating agreement and to adjust the amount of the VIE's net income attributable to Alliant Energy and WPL, as well as the noncontrolling interest during the period.

In each reporting period, the application of HLBV to WPL’s consolidated VIE results in a difference between the amount of profit from the consolidated joint venture and the amount included in WPL’s regulated rates. WPL is subject to GAAP provisions for regulated operations and recognizes a regulatory liability or regulatory asset for amounts representing the timing difference between WPL’s profit earned from the joint venture and the amount included in regulated rates for recovery of its solar generation projects. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover WPL’s investments over the useful life of the solar projects.

Refer to Note 6 for discussion of a noncontrolling interest associated with the joint venture.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Tax-related	$954	$934	$903	$884	$51	$50
Pension and OPEB costs	445	462	220	228	225	234
Asset retirement obligations	140	128	99	89	41	39
Derivatives	101	8	69	4	32	4
Commodity cost recovery	88	42	2	2	86	40
Assets retired early	82	92	61	66	21	26
IPL’s DAEC PPA amendment	78	90	78	90	—	—
WPL’s Western Wisconsin gas distribution expansion investments	50	52	—	—	50	52
Other	113	132	58	80	55	52
	$2,051	$1,940	$1,490	$1,443	$561	$497

Derivatives - Refer to Note 11 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the three and six months ended June 30, 2022, which result in comparable changes to regulatory assets/liabilities on the balance sheets.

Commodity cost recovery - The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. During the six months ended June 30, 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $40 million deferral of higher than expected fuel-related costs as of June 30, 2022.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Tax-related	$573	$585	$308	$312	$265	$273
Cost of removal obligations	396	384	258	252	138	132
Derivatives	288	166	153	77	135	89
WPL’s West Riverside liquidated damages	34	36	—	—	34	36
Electric transmission cost recovery	31	51	11	27	20	24
Other	41	49	21	23	20	26
	$1,363	$1,271	$751	$691	$612	$580

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
In June 2022, WPL announced revised expected timing for the retirements of its remaining coal-fired EGUs in order to help manage regional capacity and changing generation requirements across the MISO region. WPL currently expects to retire the Edgewater Generating Station (414 MW) by June 1, 2025, and Columbia Units 1 and 2 by June 1, 2026 (595 MW in aggregate). In addition, IPL currently expects to retire the coal-fired Lansing Generating Station (275 MW) in the first half of 2023. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2022, IPL had $95 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2022	2021	2022	2021
Maximum outstanding aggregate cash proceeds	$66	$110	$66	$110
Average outstanding aggregate cash proceeds	18	61	11	46

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2022	December 31, 2021
Customer accounts receivable	$150	$125
Unbilled utility revenues	119	104
Receivables sold to third party	269	229
Less: cash proceeds	15	1
Deferred proceeds	254	228
Less: allowance for expected credit losses	10	14
Fair value of deferred proceeds	$244	$214

As of June 30, 2022, outstanding receivables past due under the Receivables Agreement were $20 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2022	2021	2022	2021
Collections	$500	$453	$1,061	$982
Write-offs, net of recoveries	1	1	3	3

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2022	2021	2022	2021
ATC Holdings	($11)	($11)	($23)	($22)
Other	(5)	(8)	(9)	(12)
	($16)	($19)	($32)	($34)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2022	250,474,529
Shareowner Direct Plan	228,935
Equity-based compensation plans	222,768
Shares outstanding, June 30, 2022	250,926,232

Noncontrolling Interest - In the second quarter of 2022, WPL and the tax equity partner contributed to the joint venture associated with certain WPL solar generation projects. Earnings, tax attributes and cash flows from the joint venture will be allocated to both the WPL subsidiary and the tax equity partner in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on Alliant Energy’s and WPL’s balance sheets. Refer to Note 1(b) for additional information.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Trust	Interest	Equity
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$3	$2,750	$3,336	$—	($12)	$—	$6,077
Net income attributable to Alliant Energy common shareowners			159				159
Common stock dividends ($0.4275 per share)			(108)				(108)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		3					3
Contributions from noncontrolling interest						29	29
Ending balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Loss	Trust	of IPL	Equity
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$3	$2,712	$3,063	($1)	($11)	$200	$5,966
Net income attributable to Alliant Energy common shareowners			144				144
Common stock dividends ($0.4025 per share)			(101)				(101)
Shareowner Direct Plan issuances		7					7
Equity-based compensation plans and other		3					3
Ending balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Trust	Interest	Equity
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$—	$5,990
Net income attributable to Alliant Energy common shareowners			351				351
Common stock dividends ($0.855 per share)			(215)				(215)
Shareowner Direct Plan issuances		13					13
Equity-based compensation plans and other		(3)	1				(2)
Contributions from noncontrolling interest						29	29
Ending balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Loss	Trust	of IPL	Equity
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			315				315
Common stock dividends ($0.805 per share)			(203)				(203)
Shareowner Direct Plan issuances	1	14					15
Equity-based compensation plans and other		4					4
Ending balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$33	$2,807	$935	$—	$3,775
Net income available for common stock			87		87
Common stock dividends			(80)		(80)
Ending balance, June 30, 2022	$33	$2,807	$942	$—	$3,782
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$33	$2,752	$957	$200	$3,942
Net income available for common stock			86		86
Common stock dividends			(99)		(99)
Capital contributions from parent		50			50
Ending balance, June 30, 2021	$33	$2,802	$944	$200	$3,979

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$—	$3,769
Net income available for common stock			173		173
Common stock dividends			(160)		(160)
Ending balance, June 30, 2022	$33	$2,807	$942	$—	$3,782
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			165		165
Common stock dividends			(200)		(200)
Capital contributions from parent		50			50
Ending balance, June 30, 2021	$33	$2,802	$944	$200	$3,979

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$66	$1,884	$1,101	$—	$3,051
Net income			63		63
Common stock dividends			(44)		(44)
Capital contributions from parent		85			85
Contributions from noncontrolling interest				29	29
Other		(1)			(1)
Ending balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183
Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$66	$1,584	$995	$—	$2,645
Net income			38		38
Common stock dividends			(43)		(43)
Capital contributions from parent		85			85
Ending balance, June 30, 2021	$66	$1,669	$990	$—	$2,725

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$—	$2,823
Net income			156		156
Common stock dividends			(89)		(89)
Capital contributions from parent		265			265
Contributions from noncontrolling interest				29	29
Other		(1)			(1)
Ending balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183
Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$—	$2,478
Net income			122		122
Common stock dividends			(85)		(85)
Capital contributions from parent		210			210
Ending balance, June 30, 2021	$66	$1,669	$990	$—	$2,725

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

June 30, 2022	Alliant Energy	IPL	WPL
Amount outstanding	$399	$—	$222
Weighted average interest rates	1.8%	N/A	1.7%
Available credit facility capacity	$601	$250	$78

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2022	2021	2022	2021	2022	2021
Maximum amount outstanding (based on daily outstanding balances)	$441	$571	$—	$19	$222	$232
Average amount outstanding (based on daily outstanding balances)	$337	$452	$—	$1	$166	$177
Weighted average interest rates	1.0%	0.2%	—%	0.2%	0.9%	0.1%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$577	$578	$—	$19	$252	$275
Average amount outstanding (based on daily outstanding balances)	$390	$438	$—	$—	$185	$183
Weighted average interest rates	0.6%	0.2%	—%	0.2%	0.5%	0.1%

NOTE 7(b) Long-term Debt - In February 2022, AEF issued $350 million of 3.6% senior notes due 2032. The net proceeds from the issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In March 2022, AEF entered into a $300 million variable rate (2% as of June 30, 2022) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2024, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that expired in March 2022.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2022	2021	2022	2021	2022	2021
Electric Utility:
Retail - residential	$289	$258	$158	$142	$131	$116
Retail - commercial	196	175	127	115	69	60
Retail - industrial	244	210	136	116	108	94
Wholesale	54	47	16	15	38	32
Bulk power and other	29	27	5	14	24	13
Total Electric Utility	812	717	442	402	370	315
Gas Utility:
Retail - residential	51	39	28	24	23	15
Retail - commercial	27	19	14	12	13	7
Retail - industrial	3	3	2	2	1	1
Transportation/other	13	8	8	5	5	3
Total Gas Utility	94	69	52	43	42	26
Other Utility:
Steam	11	9	11	9	—	—
Other utility	2	1	1	1	1	—
Total Other Utility	13	10	12	10	1	—
Non-Utility and Other:
Travero and other	24	21	—	—	—	—
Total Non-Utility and Other	24	21	—	—	—	—
Total revenues	$943	$817	$506	$455	$413	$341

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2022	2021	2022	2021	2022	2021
Electric Utility:
Retail - residential	$581	$520	$308	$281	$273	$239
Retail - commercial	386	347	246	225	140	122
Retail - industrial	453	412	246	228	207	184
Wholesale	101	87	31	26	70	61
Bulk power and other	65	52	12	28	53	24
Total Electric Utility	1,586	1,418	843	788	743	630
Gas Utility:
Retail - residential	210	138	113	76	97	62
Retail - commercial	109	72	54	39	55	33
Retail - industrial	11	8	7	5	4	3
Transportation/other	26	21	17	14	9	7
Total Gas Utility	356	239	191	134	165	105
Other Utility:
Steam	20	18	20	18	—	—
Other utility	3	5	2	4	1	1
Total Other Utility	23	23	22	22	1	1
Non-Utility and Other:
Travero and other	47	38	—	—	—	—
Total Non-Utility and Other	47	38	—	—	—	—
Total revenues	$2,012	$1,718	$1,056	$944	$909	$736

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The increases in Alliant Energy’s and WPL’s overall effective income tax rates for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to decreased amortization of excess deferred taxes primarily at WPL.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Overall income tax rate	2%	(13%)	3%	(16%)	(16%)	(13%)	(15%)	(15%)	18%	(23%)	18%	(27%)

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2022, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	2037	$41	$38	$—
State net operating losses	2022-2042	556	10	2
Federal tax credits	2022-2042	620	396	201

Iowa Tax Reform - In March 2022, Iowa tax reform was enacted, which would reduce the current 9.8% Iowa corporate income tax rate beginning in 2023 if certain state income tax revenue triggers are satisfied. Annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%. Alliant Energy is currently unable to predict with certainty the timing or amount of any rate reductions. The majority of any reduction in income tax expense as a result of the lower Iowa corporate income tax rate is currently expected to reduce rates for IPL’s customers. In addition, after the 2023 corporate income tax rate is known in the fourth quarter of 2022, Alliant Energy currently expects to record a charge related to the remeasurement of accumulated deferred income tax assets at its non-utility businesses.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$2	$3	$4	$6	$1	$1	$2	$2
Interest cost	9	9	18	17	2	1	3	2
Expected return on plan assets	(17)	(17)	(34)	(34)	(2)	(1)	(3)	(2)
Amortization of actuarial loss	8	9	16	19	—	1	1	2
	$2	$4	$4	$8	$1	$2	$3	$4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$2	$3	$4	$1	$1	$1	$1
Interest cost	4	4	8	8	—	—	1	1
Expected return on plan assets	(8)	(8)	(16)	(16)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	4	4	7	8	—	1	—	1
	$1	$2	$2	$4	$—	$1	$—	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	4	4	8	8	—	1	1	1
Expected return on plan assets	(8)	(7)	(16)	(15)	—	—	—	—
Amortization of actuarial loss	4	4	8	9	1	—	1	1
	$1	$2	$2	$4	$1	$1	$2	$2

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Compensation expense	$3	$2	$7	$5	$1	$2	$4	$3	$1	$1	$3	$2
Income tax benefits	1	1	2	2	—	1	1	1	—	1	1	1

As of June 30, 2022, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $11 million, $6 million and $5 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2022, performance shares, performance restricted stock units and restricted stock units were granted to key employees under existing plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	73,762	$54.45
Performance restricted stock units	84,277	56.97
Restricted stock units	76,876	56.86

As of June 30, 2022, 261,301 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2022, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	818	2022,2024	20,382	2022-2023	234,755	2022-2030	2,216	2022-2023	1,512	2022
IPL	495	2022,2024	8,100	2022-2023	132,019	2022-2030	900	2022-2023	—	—
WPL	323	2022	12,282	2022-2023	102,736	2022-2030	1,316	2022-2023	1,512	2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current derivative assets	$217	$113	$131	$48	$86	$65
Non-current derivative assets	142	63	76	36	66	27
Current derivative liabilities	84	8	58	4	26	4
Non-current derivative liabilities	11	1	9	—	2	1

During the six months ended June 30, 2022, Alliant Energy’s, IPL’s and WPL’s derivative assets increased primarily due to the annual FTR auction operated by MISO and as a result of higher natural gas prices. Alliant Energy’s, IPL’s and WPL’s derivative liabilities increased primarily due to new natural gas contracts entered into in the second quarter of 2022. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2022 and December 31, 2021, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at

June 30, 2022 and December 31, 2021. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$9	$9	$—	$—	$9	$32	$32	$—	$—	$32
Derivatives	359	—	272	87	359	176	—	146	30	176
Deferred proceeds	244	—	—	244	244	214	—	—	214	214
Liabilities:
Derivatives	95	—	80	15	95	9	—	8	1	9
Long-term debt (incl. current maturities)	7,714	—	7,402	1	7,403	7,368	—	8,329	1	8,330

IPL	June 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$9	$9	$—	$—	$9	$32	$32	$—	$—	$32
Derivatives	207	—	138	69	207	84	—	65	19	84
Deferred proceeds	244	—	—	244	244	214	—	—	214	214
Liabilities:
Derivatives	67	—	56	11	67	4	—	3	1	4
Long-term debt	3,645	—	3,445	—	3,445	3,643	—	4,124	—	4,124

WPL	June 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$152	$—	$134	$18	$152	$92	$—	$81	$11	$92
Liabilities:
Derivatives	28	—	24	4	28	5	—	5	—	5
Long-term debt (incl. current maturities)	2,430	—	2,370	—	2,370	2,429	—	2,862	—	2,862

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2022	2021	2022	2021
Beginning balance, April 1	$10	$15	$227	$107
Total net gains (losses) included in changes in net assets (realized/unrealized)	(10)	8	—	—
Purchases	79	21	—	—
Settlements (a)	(7)	(5)	17	47
Ending balance, June 30	$72	$39	$244	$154
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($10)	$8	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2022	2021	2022	2021
Beginning balance, January 1	$29	$29	$214	$188
Total net gains (losses) included in changes in net assets (realized/unrealized)	(16)	1	—	—
Purchases	79	21	—	—
Settlements (a)	(20)	(12)	30	(34)
Ending balance, June 30	$72	$39	$244	$154
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($16)	$1	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2022	2021	2022	2021
Beginning balance, April 1	$7	$14	$227	$107
Total net gains (losses) included in changes in net assets (realized/unrealized)	(3)	4	—	—
Purchases	58	16	—	—
Settlements (a)	(4)	(4)	17	47
Ending balance, June 30	$58	$30	$244	$154
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($3)	$4	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2022	2021	2022	2021
Beginning balance, January 1	$18	$26	$214	$188
Total net losses included in changes in net assets (realized/unrealized)	(7)	(2)	—	—
Purchases	58	16	—	—
Settlements (a)	(11)	(10)	30	(34)
Ending balance, June 30	$58	$30	$244	$154
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($8)	($2)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2022	2021
Beginning balance, April 1	$3	$1
Total net gains (losses) included in changes in net assets (realized/unrealized)	(7)	4
Purchases	21	5
Settlements	(3)	(1)
Ending balance, June 30	$14	$9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($7)	$4

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2022	2021
Beginning balance, January 1	$11	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	(9)	3
Purchases	21	5
Settlements	(9)	(2)
Ending balance, June 30	$14	$9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($8)	$3

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2022	($11)	$83	($8)	$66	($3)	$17
December 31, 2021	9	20	8	10	1	10

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At June 30, 2022, Alliant Energy’s and WPL’s minimum future commitments for these projects were $332 million and $330 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2022, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,396	$691	$705
Coal	148	72	76
Other (a)	114	57	28
	$1,658	$820	$809

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2022.

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

As of June 30, 2022, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both June 30, 2022 and December 31, 2021, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $67 million as of June 30, 2022 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2022 and December 31, 2021.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2022, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At June 30, 2022, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$9	-	$25	$6	-	$19
Current and non-current environmental liabilities	$12			$8

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

NOTE 13(e) Collective Bargaining Agreements - In May 2022, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expired and a new agreement was reached, which expires May 31, 2026.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2022
Revenues	$812	$94	$13	$919	$24	$943
Operating income	195	8	1	204	8	212
Net income attributable to Alliant Energy common shareowners				150	9	159
Three Months Ended June 30, 2021
Revenues	$717	$69	$10	$796	$21	$817
Operating income (loss)	164	3	(1)	166	10	176
Net income attributable to Alliant Energy common shareowners				124	20	144

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2022
Revenues	$1,586	$356	$23	$1,965	$47	$2,012
Operating income	376	65	4	445	15	460
Net income attributable to Alliant Energy common shareowners				329	22	351
Six Months Ended June 30, 2021
Revenues	$1,418	$239	$23	$1,680	$38	$1,718
Operating income	311	47	1	359	15	374
Net income attributable to Alliant Energy common shareowners				287	28	315

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2022
Revenues	$442	$52	$12	$506
Operating income	104	4	1	109
Net income available for common stock				87
Three Months Ended June 30, 2021
Revenues	$402	$43	$10	$455
Operating income	107	3	1	111
Net income available for common stock				86
Six Months Ended June 30, 2022
Revenues	$843	$191	$22	$1,056
Operating income	179	36	3	218
Net income available for common stock				173
Six Months Ended June 30, 2021
Revenues	$788	$134	$22	$944
Operating income	179	33	2	214
Net income available for common stock				165

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2022
Revenues	$370	$42	$1	$413
Operating income	91	4	—	95
Net income				63
Three Months Ended June 30, 2021
Revenues	$315	$26	$—	$341
Operating income (loss)	57	—	(2)	55
Net income				38
Six Months Ended June 30, 2022
Revenues	$743	$165	$1	$909
Operating income	197	29	1	227
Net income				156
Six Months Ended June 30, 2021
Revenues	$630	$105	$1	$736
Operating income (loss)	132	14	(1)	145
Net income				122

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021
Corporate Services billings	$51	$48	$91	$88	$42	$41	$78	$76
Sales credited	—	4	—	5	13	6	31	7
Purchases billed	129	99	223	242	39	21	61	47

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Net payables to Corporate Services	$112	$110	$63	$83

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2022	2021	2022	2021
ATC billings to WPL	$35	$30	$69	$62
WPL billings to ATC	5	6	8	9

WPL owed ATC net amounts of $9 million as of June 30, 2022 and $10 million as of December 31, 2021.

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

2022 HIGHLIGHTS

Key highlights since the filing of the 2021 Form 10-K include the following:

Customer Investments:
•In response to a petition from a U.S.-based solar panel assembler, in March 2022, the U.S. Department of Commerce initiated an investigation into whether the sourcing of solar project materials and equipment from certain Southeast Asian countries circumvent tariffs and duties imposed on such materials and equipment imported from China. In June 2022, a presidential executive order postponed through 2024 any additional tariffs on solar project materials and equipment while the U.S. Department of Commerce completes its investigation. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including from any related legal challenges; however, this could result in delays and/or higher costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, and impact Alliant Energy’s, IPL’s and WPL’s anticipated future construction and acquisition expenditures.
•In June 2022, the PSCW issued an order approving WPL’s second certificate of authority to acquire, construct, own, and operate up to 414 MW of new solar generation in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW).

•In June 2022, IPL filed for a revised fixed cost cap of $1,934/kilowatt with the IUB related to IPL’s November 2021 advance rate-making principles filing for up to 400 MW of solar generation with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024, which reflects higher materials, labor and shipping costs. The revised fixed cost cap includes allowance for funds used during construction and transmission upgrade costs among other costs, and excludes estimated tax equity partner contributions. IPL currently expects a decision from the IUB on its filing by the end of 2022.
•Refer to Note 3 for discussion of revised expected timing for the retirements of various IPL and WPL coal-fired EGUs.
•Refer to Notes 1(b) and 6 for discussion of contributions to the joint venture associated with certain WPL solar generation projects made in the second quarter of 2022 by WPL and the tax equity partner.

Rate Matters:
•In June 2022, WPL filed a limited reopener request with the PSCW to increase annual retail gas rates for the 2023 forward-looking Test Period by approximately $10 million, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. In July 2022, WPL filed a request with the PSCW to decrease annual retail electric rates by approximately $37 million effective January 1, 2023, which reflects a change in expected fuel-related costs in 2023. WPL currently expects decisions from the PSCW on its requests by the end of 2022.

Legislative Matters:
•Refer to Note 9 for discussion of Iowa tax reform enacted in March 2022.

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

Financial Results Overview - Alliant Energy’s net income (loss) and EPS attributable to Alliant Energy common shareowners for the three months ended June 30 were as follows (dollars in millions, except per share amounts):

	2022		2021
	Income (Loss)	EPS	Income	EPS
Utilities and Corporate Services	$154	$0.61	$128	$0.51
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	(3)	(0.01)	8	0.03
Alliant Energy Consolidated	$159	$0.63	$144	$0.57

Alliant Energy’s Utilities and Corporate Services net income increased by $26 million for the three-month period, primarily due to higher AFUDC, timing of income tax expense and higher temperature-normalized sales. These items were partially offset by higher interest expense.

Alliant Energy’s Non-utility and Parent net income decreased by $11 million for the three-month period primarily due to the timing of income taxes.

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2022	2021	2022	2021	2022	2021
Operating income	$212	$176	$109	$111	$95	$55
Electric utility revenues	$812	$717	$442	$402	$370	$315
Electric production fuel and purchased power expenses	(191)	(138)	(83)	(55)	(108)	(84)
Electric transmission service expense	(133)	(121)	(91)	(79)	(41)	(42)
Utility Electric Margin (non-GAAP)	488	458	268	268	221	189
Gas utility revenues	94	69	52	43	42	26
Cost of gas sold	(48)	(31)	(27)	(22)	(21)	(9)
Utility Gas Margin (non-GAAP)	46	38	25	21	21	17
Other utility revenues	13	10	12	10	1	—
Non-utility revenues	24	21	—	—	—	—
Other operation and maintenance expenses	(166)	(160)	(87)	(81)	(67)	(69)
Depreciation and amortization expenses	(166)	(165)	(95)	(93)	(69)	(70)
Taxes other than income tax expense	(27)	(26)	(14)	(14)	(12)	(12)
Operating income	$212	$176	$109	$111	$95	$55

	Alliant Energy		IPL		WPL
Six Months	2022	2021	2022	2021	2022	2021
Operating income	$460	$374	$218	$214	$227	$145
Electric utility revenues	$1,586	$1,418	$843	$788	$743	$630
Electric production fuel and purchased power expenses	(359)	(271)	(150)	(114)	(209)	(158)
Electric transmission service expense	(271)	(255)	(188)	(171)	(83)	(84)
Utility Electric Margin (non-GAAP)	956	892	505	503	451	388
Gas utility revenues	356	239	191	134	165	105
Cost of gas sold	(216)	(131)	(112)	(72)	(104)	(59)
Utility Gas Margin (non-GAAP)	140	108	79	62	61	46
Other utility revenues	23	23	22	22	1	1
Non-utility revenues	47	38	—	—	—	—
Other operation and maintenance expenses	(320)	(306)	(171)	(158)	(123)	(128)
Depreciation and amortization expenses	(332)	(329)	(189)	(187)	(139)	(139)
Taxes other than income tax expense	(54)	(52)	(28)	(28)	(24)	(23)
Operating income	$460	$374	$218	$214	$227	$145

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2022 compared to the same periods in 2021 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$30	$—	$32	$64	$2	$63
Total higher utility gas margin variance (Refer to details below)	8	4	4	32	17	15
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	(6)	(6)	2	(14)	(13)	5
Other	4	—	2	4	(2)	(1)
	$36	($2)	$40	$86	$4	$82

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$729	$643	6,127	5,959	$81	$61	7,605	6,604
Sales for resale	69	58	1,456	1,487	N/A	N/A	N/A	N/A
Transportation/Other	14	16	15	16	13	8	22,382	23,056
	$812	$717	7,598	7,462	$94	$69	29,987	29,660
Six Months
Retail	$1,420	$1,279	12,516	12,231	$330	$218	33,701	30,035
Sales for resale	137	103	3,402	2,558	N/A	N/A	N/A	N/A
Transportation/Other	29	36	31	35	26	21	52,260	47,746
	$1,586	$1,418	15,949	14,824	$356	$239	85,961	77,781

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$421	$373	3,434	3,314	$44	$38	3,778	3,428
Sales for resale	13	17	422	386	N/A	N/A	N/A	N/A
Transportation/Other	8	12	8	7	8	5	10,154	9,241
	$442	$402	3,864	3,707	$52	$43	13,932	12,669
Six Months
Retail	$800	$734	7,085	6,896	$174	$120	17,380	15,566
Sales for resale	26	28	1,019	673	N/A	N/A	N/A	N/A
Transportation/Other	17	26	16	17	17	14	22,174	20,419
	$843	$788	8,120	7,586	$191	$134	39,554	35,985

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$308	$270	2,693	2,645	$37	$23	3,827	3,176
Sales for resale	56	41	1,034	1,101	N/A	N/A	N/A	N/A
Transportation/Other	6	4	7	9	5	3	12,228	13,815
	$370	$315	3,734	3,755	$42	$26	16,055	16,991
Six Months
Retail	$620	$545	5,431	5,335	$156	$98	16,321	14,469
Sales for resale	111	75	2,383	1,885	N/A	N/A	N/A	N/A
Transportation/Other	12	10	15	18	9	7	30,086	27,327
	$743	$630	7,829	7,238	$165	$105	46,407	41,796

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 3% and 15%, respectively, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to COVID-19 impacts in 2021 and increases in the number of retail customers. Alliant Energy’s retail electric and gas sales volumes increased 2% and 12%, respectively, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to changes in temperatures, COVID-19 impacts in 2021 and increases in the number of retail customers.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
IPL	$7	$9	($2)	$11	$11	$—	$2	$—	$2	$4	$2	$2
WPL	8	8	—	10	9	1	—	—	—	2	—	2
Total Alliant Energy	$15	$17	($2)	$21	$20	$1	$2	$—	$2	$6	$2	$4

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL due to increasing rate base (a)	$26	$—	$26	$53	$—	$53
Higher revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	5	5	—	11	11	—
Lower revenues at IPL due to changes in the renewable energy rider (mostly offset by changes in income tax)	(6)	(6)	—	(18)	(18)	—
Other (includes higher temperature-normalized sales in 2022)	5	1	6	18	9	10
	$30	$—	$32	$64	$2	$63

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

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$2	$2	$—	$11	$11	$—
Higher revenue requirements at WPL due to increasing rate base (refer to (a) above)	2	—	2	9	—	9
Other (includes higher temperature-normalized sales in 2022)	4	2	2	12	6	6
	$8	$4	$4	$32	$17	$15

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	$—	$—	$—	($8)	($8)	$—
Non-utility Travero (mostly offset by higher revenues)	(4)	—	—	(7)	—	—
Other	(2)	(6)	2	1	(5)	5
	($6)	($6)	$2	($14)	($13)	$5

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2022 and 2021 and higher interest rates	($9)	($3)	($2)	($14)	($5)	($3)
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	8	—	8	15	—	14
Other	(1)	2	—	1	3	1
	($2)	($1)	$6	$2	($2)	$12

Income Taxes - Refer to Note 9 for details of effective income tax rates.

Preferred Dividend Requirements of IPL - Alliant Energy’s and IPL’s preferred dividend requirements decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to the redemption of IPL’s 5.1% cumulative preferred stock in December 2021.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2021 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2022, Alliant Energy had $19 million of cash and cash equivalents, $601 million ($273 million at the parent company, $250 million at IPL and $78 million at WPL) of available capacity under the single revolving credit facility and $95 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2022 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Cash, cash equivalents and restricted cash, January 1	$40	$56	$34	$50	$2	$3
Cash flows from (used for):
Operating activities	300	207	83	18	198	200
Investing activities	(370)	(190)	60	98	(384)	(253)
Financing activities	50	(57)	(164)	(155)	188	53
Net increase (decrease)	(20)	(40)	(21)	(39)	2	—
Cash, cash equivalents and restricted cash, June 30	$20	$16	$13	$11	$4	$3

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s increasing base rate	$62	$—	$62
Lower contributions to qualified defined benefit pension plans	19	9	9
Natural gas cost payments from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL in 2021	14	14	—
Credits issued to IPL’s retail electric customers in 2021 through its transmission cost rider for refunds received in 2020 for MISO transmission owner return on equity complaints	12	12	—
Timing of WPL’s fuel-related cost recoveries from customers	(37)	—	(37)
Timing of intercompany payments and receipts	—	(1)	(10)
Other (primarily due to other changes in working capital)	23	31	(26)
	$93	$65	($2)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($124)	$19	($143)
Changes in the amount of cash receipts on sold receivables	(62)	(62)	—
Other	6	5	12
	($180)	($38)	($131)

(a)Largely due to higher expenditures for WPL’s solar generation, partially offset by lower expenditures for IPL’s and WPL’s electric and gas distribution systems.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL are currently evaluating potential impacts from cost pressures prevalent in the solar generation and battery storage markets and the pending U.S. Department of Commerce investigation on the timing and estimated costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, which could impact their anticipated future construction and acquisition expenditures. Refer to “2022 Highlights” for further discussion of the U.S. Department of Commerce investigation, as well as information on IPL’s revised fixed cost cap filing with the IUB in June 2022 for up to 400 MW of solar generation and approximately 75 MW of battery storage.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from issuance of long-term debt	$650	$—	$—
Capital contributions from noncontrolling interest	29	—	29
Higher payments to retire long-term debt	(300)	—	—
Net changes in the amount of commercial paper outstanding	(262)	—	51
(Higher) lower common stock dividends	(12)	40	(4)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(50)	55
Other	2	1	4
	$107	($9)	$135

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

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2022.

Long-term Debt - Refer to Note 7(b) for discussion of AEF’s issuance of long-term debt in 2022. AEF’s current term loan credit agreement that expires in March 2024 includes an option to increase the amount outstanding up to $400 million in aggregate with the same maturity, subject to bank approval, and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In June 2022, Standard & Poor’s Ratings Services changed WPL’s outlook from stable to negative. This outlook change is not expected to have a material impact on Alliant Energy and WPL’s liquidity or collateral obligations.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2021 Form 10-K and has not changed materially from the items reported in the 2021 Form 10-K, except for the items described in Notes 4, 7 and 13.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2021 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2022.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2021 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2022 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	4,080	$63.56	—	N/A
May 1 through May 31	2,849	58.90	—	N/A
June 1 through June 30	52	58.30	—	N/A
	6,981	61.62	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2022.

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

