Form 10-Q
period 2022-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2022-11-08
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2022:
Alliant Energy Corporation, Common Stock, $0.01 par value, 251,021,830 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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
•inflation and higher interest rates;
•changes in the price of delivered natural gas, transmission, purchased electricity and coal, particularly during elevated market prices, and any resulting changes to counterparty credit risk, due to shifts in supply and demand caused by market conditions, regulations and MISO’s seasonal resource adequacy process;
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
•the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire, as well as the ability to transfer tax credits that may be generated in the future at adequate pricing;
•the impacts of changes in the tax code, including tax rates, minimum tax rates, and adjustments made to deferred tax assets and liabilities;

•employee workforce factors, including the ability to hire and retain employees with specialized skills, impacts from employee retirements, changes in key executives, ability to create desired corporate culture, collective bargaining agreements and negotiations, work stoppages or restructurings;
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
•the direct or indirect effects resulting from the ongoing novel coronavirus (COVID-19) pandemic and the spread of variant strains;
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
•changes to MISO’s methodology establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar generation may be accredited with energy capacity and may require IPL and WPL to adjust their current resource plans, the need to add resources to comply with MISO’s methodology, or procure capacity in the market whereby such costs might not be recovered in rates;
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
•impacts on equity income from unconsolidated investments from changes in valuations of the assets held, as well as potential changes to ATC’s authorized return on equity;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Electric utility	$1,039	$939	$2,624	$2,357
Gas utility	62	50	418	289
Other utility	11	13	35	36
Non-utility	23	22	70	60
Total revenues	1,135	1,024	3,147	2,742
Operating expenses:
Electric production fuel and purchased power	274	207	633	478
Electric transmission service	157	148	428	403
Cost of gas sold	26	18	242	149
Other operation and maintenance	172	171	492	477
Depreciation and amortization	169	165	501	494
Taxes other than income taxes	28	26	82	78
Total operating expenses	826	735	2,378	2,079
Operating income	309	289	769	663
Other (income) and deductions:
Interest expense	83	68	235	206
Equity income from unconsolidated investments, net	(5)	(13)	(37)	(47)
Allowance for funds used during construction	(10)	(7)	(34)	(16)
Other	—	3	—	7
Total other (income) and deductions	68	51	164	150
Income before income taxes	241	238	605	513
Income tax expense (benefit)	14	(21)	26	(66)
Net income	227	259	579	579
Preferred dividend requirements of Interstate Power and Light Company	—	3	—	8
Net income attributable to Alliant Energy common shareowners	$227	$256	$579	$571
Weighted average number of common shares outstanding:
Basic	251.0	250.3	250.8	250.2
Diluted	251.3	250.8	251.1	250.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.90	$1.02	$2.31	$2.28

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$344	$39
Accounts receivable, less allowance for expected credit losses	509	440
Production fuel, at weighted average cost	49	51
Gas stored underground, at weighted average cost	124	82
Materials and supplies, at weighted average cost	126	113
Regulatory assets	177	104
Other	364	240
Total current assets	1,693	1,069
Property, plant and equipment, net	15,858	14,987
Investments:
ATC Holdings	351	338
Other	200	179
Total investments	551	517
Other assets:
Regulatory assets	1,864	1,836
Deferred charges and other	239	144
Total other assets	2,103	1,980
Total assets	$20,205	$18,553

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$658	$633
Commercial paper	383	515
Accounts payable	786	436
Accrued taxes	86	58
Regulatory liabilities	229	186
Other	280	226
Total current liabilities	2,422	2,054
Long-term debt, net (excluding current portion)	7,570	6,735
Other liabilities:
Deferred tax liabilities	1,919	1,927
Regulatory liabilities	1,158	1,085
Pension and other benefit obligations	349	374
Other	522	388
Total other liabilities	3,948	3,774
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 251,021,830 and 250,474,529 shares outstanding	3	3
Additional paid-in capital	2,767	2,749
Retained earnings	3,508	3,250
Shares in deferred compensation trust - 395,224 and 383,532 shares at a weighted average cost of $32.23 and $30.59 per share	(13)	(12)
Total Alliant Energy Corporation common equity	6,265	5,990
Total liabilities and equity	$20,205	$18,553

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$579	$579
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	501	494
Deferred tax expense (benefit) and tax credits	8	(69)
Other	(8)	7
Other changes in assets and liabilities:
Accounts receivable	(425)	(397)
Derivative assets	(184)	(202)
Regulatory assets	(102)	(21)
Accounts payable	90	—
Derivative liabilities	89	(21)
Regulatory liabilities	89	25
Deferred income taxes	(15)	160
Pension and other benefit obligations	(25)	(59)
Other	(112)	(19)
Net cash flows from operating activities	485	477
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(873)	(772)
Other	(69)	(60)
Cash receipts on sold receivables	358	423
Other	(15)	(43)
Net cash flows used for investing activities	(599)	(452)
Cash flows from (used for) financing activities:
Common stock dividends	(322)	(304)
Proceeds from issuance of long-term debt	1,238	300
Payments to retire long-term debt	(379)	(4)
Net change in commercial paper	(132)	(73)
Contributions from noncontrolling interest	29	—
Distributions to noncontrolling interest	(29)	—
Other	16	24
Net cash flows from (used for) financing activities	421	(57)
Net increase (decrease) in cash, cash equivalents and restricted cash	307	(32)
Cash, cash equivalents and restricted cash at beginning of period	40	56
Cash, cash equivalents and restricted cash at end of period	$347	$24
Supplemental cash flows information:
Cash paid during the period for:
Interest	($220)	($197)
Income taxes, net	($7)	($1)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$403	$91
Beneficial interest obtained in exchange for securitized accounts receivable	$248	$164

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Electric utility	$596	$555	$1,438	$1,343
Gas utility	33	31	224	165
Steam and other	11	13	34	35
Total revenues	640	599	1,696	1,543
Operating expenses:
Electric production fuel and purchased power	140	101	290	215
Electric transmission service	115	103	303	274
Cost of gas sold	14	12	126	84
Other operation and maintenance	90	95	260	253
Depreciation and amortization	95	94	285	281
Taxes other than income taxes	15	14	43	42
Total operating expenses	469	419	1,307	1,149
Operating income	171	180	389	394
Other (income) and deductions:
Interest expense	37	34	111	103
Allowance for funds used during construction	(3)	(2)	(8)	(7)
Other	(1)	—	(2)	2
Total other (income) and deductions	33	32	101	98
Income before income taxes	138	148	288	296
Income tax benefit	(16)	(12)	(39)	(34)
Net income	154	160	327	330
Preferred dividend requirements	—	3	—	8
Net income available for common stock	$154	$157	$327	$322
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45	$34
Accounts receivable, less allowance for expected credit losses	286	241
Income tax refunds receivable	1	8
Production fuel, at weighted average cost	31	29
Gas stored underground, at weighted average cost	66	40
Materials and supplies, at weighted average cost	77	70
Regulatory assets	108	73
Other	134	69
Total current assets	748	564
Property, plant and equipment, net	8,013	7,983
Other assets:
Regulatory assets	1,315	1,370
Deferred charges and other	132	79
Total other assets	1,447	1,449
Total assets	$10,208	$9,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$232	$173
Accounts payable to associated companies	37	39
Regulatory liabilities	105	84
Accrued taxes	69	56
Accrued interest	35	36
Other	112	67
Total current liabilities	590	455
Long-term debt, net	3,645	3,643
Other liabilities:
Deferred tax liabilities	1,029	1,083
Regulatory liabilities	656	607
Pension and other benefit obligations	118	127
Other	314	312
Total other liabilities	2,117	2,129
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,807
Retained earnings	1,016	929
Total Interstate Power and Light Company common equity	3,856	3,769
Total liabilities and equity	$10,208	$9,996

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$327	$330
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	285	281
Deferred tax benefit and tax credits	(24)	(13)
Other	(8)	(1)
Other changes in assets and liabilities:
Accounts receivable	(397)	(412)
Derivative assets	(118)	(86)
Regulatory assets	18	(33)
Accounts payable	71	5
Derivative liabilities	62	(9)
Regulatory liabilities	61	30
Deferred income taxes	(30)	56
Pension and other benefit obligations	(9)	(25)
Other	(72)	(28)
Net cash flows from operating activities	166	95
Cash flows from investing activities:
Construction and acquisition expenditures	(269)	(285)
Cash receipts on sold receivables	358	423
Other	(5)	(16)
Net cash flows from investing activities	84	122
Cash flows used for financing activities:
Common stock dividends	(240)	(301)
Capital contributions from parent	—	50
Other	1	(3)
Net cash flows used for financing activities	(239)	(254)
Net increase (decrease) in cash, cash equivalents and restricted cash	11	(37)
Cash, cash equivalents and restricted cash at beginning of period	34	50
Cash, cash equivalents and restricted cash at end of period	$45	$13
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($111)	($106)
Income taxes, net	$33	$28
Significant non-cash investing and financing activities:
Accrued capital expenditures	$43	$30
Beneficial interest obtained in exchange for securitized accounts receivable	$248	$164

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Electric utility	$443	$384	$1,186	$1,014
Gas utility	29	19	194	124
Other	—	—	1	1
Total revenues	472	403	1,381	1,139
Operating expenses:
Electric production fuel and purchased power	134	105	343	263
Electric transmission service	42	44	125	128
Cost of gas sold	13	6	117	65
Other operation and maintenance	70	66	193	194
Depreciation and amortization	71	70	211	209
Taxes other than income taxes	11	12	35	35
Total operating expenses	341	303	1,024	894
Operating income	131	100	357	245
Other (income) and deductions:
Interest expense	31	25	86	77
Allowance for funds used during construction	(7)	(5)	(26)	(9)
Other	—	2	—	3
Total other (income) and deductions	24	22	60	71
Income before income taxes	107	78	297	174
Income tax expense (benefit)	16	(15)	50	(41)
Net income	$91	$93	$247	$215
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$299	$2
Accounts receivable, less allowance for expected credit losses	211	188
Production fuel, at weighted average cost	18	23
Gas stored underground, at weighted average cost	58	42
Materials and supplies, at weighted average cost	47	41
Regulatory assets	69	31
Prepaid gross receipts tax	31	40
Other	130	86
Total current assets	863	453
Property, plant and equipment, net	7,371	6,538
Other assets:
Regulatory assets	549	466
Deferred charges and other	115	61
Total other assets	664	527
Total assets	$8,898	$7,518

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$250	$250
Commercial paper	—	236
Accounts payable	470	190
Accounts payable to associated companies	51	39
Regulatory liabilities	124	102
Other	93	73
Total current liabilities	988	890
Long-term debt, net (excluding current portion)	2,769	2,179
Other liabilities:
Deferred tax liabilities	783	753
Regulatory liabilities	502	478
Pension and other benefit obligations	148	159
Other	352	236
Total other liabilities	1,785	1,626
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,123	1,704
Retained earnings	1,167	1,053
Total Wisconsin Power and Light Company common equity	3,356	2,823
Total liabilities and equity	$8,898	$7,518

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$247	$215
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	211	209
Deferred tax expense (benefit) and tax credits	11	(63)
Other	(7)	12
Other changes in assets and liabilities:
Derivative assets	(66)	(116)
Regulatory assets	(120)	11
Deferred income taxes	20	108
Other	(17)	(27)
Net cash flows from operating activities	279	349
Cash flows used for investing activities:
Construction and acquisition expenditures	(604)	(487)
Other	(8)	(23)
Net cash flows used for investing activities	(612)	(510)
Cash flows from financing activities:
Common stock dividends	(133)	(126)
Capital contributions from parent	420	245
Proceeds from issuance of long-term debt	588	300
Net change in commercial paper	(236)	(254)
Contributions from noncontrolling interest	29	—
Distributions to noncontrolling interest	(29)	—
Other	(9)	(3)
Net cash flows from financing activities	630	162
Net increase in cash, cash equivalents and restricted cash	297	1
Cash, cash equivalents and restricted cash at beginning of period	2	3
Cash, cash equivalents and restricted cash at end of period	$299	$4
Supplemental cash flows information:
Cash paid during the period for:
Interest	($78)	($72)
Income taxes, net	($51)	($24)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$355	$59

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2022, Alliant Energy’s, IPL’s and WPL’s cash and cash equivalents included $334 million, $39 million and $295 million of money market fund investments, respectively, with weighted average interest rates of 3%.

NOTE 1(c) Variable Interest Entities (VIEs) - In 2022, WPL 2022 Solar Holdco, LLC was formed as a joint venture to own and operate project companies responsible for the construction, ownership and operation of various solar generation assets. Members of the joint venture were a WPL subsidiary (the managing member) and a tax equity partner. In the second quarter of 2022, the WPL subsidiary and the tax equity partner contributed $62 million and $29 million, respectively, to WPL 2022 Solar Holdco, LLC in exchange for membership interests, and $88 million of the contributed funds were paid to WPL in exchange for equity interests in the project companies. In the second quarter of 2022, Alliant Energy and WPL consolidated this joint venture as it was a VIE in which WPL held a variable interest, and WPL controlled decisions that were significant to the joint venture’s ongoing operations and economic results (i.e., WPL was the primary beneficiary).

In August 2022, the Inflation Reduction Act of 2022 was enacted. Following its enactment, WPL evaluated the provisions of the new legislation and determined that retaining full ownership of the solar projects is expected to result in lower costs for its customers. As a result, in the third quarter of 2022, WPL and the tax equity partner terminated the tax equity partnership, and WPL returned the $29 million of initial funding to the tax equity partner. Alliant Energy and WPL no longer expect their solar generation project construction costs to be financed with capital from tax equity partners, which would result in higher rate base amounts compared to those previously approved by the PSCW for WPL’s planned approximately 1,100 MW of solar generation. Alliant Energy and WPL concluded that no disallowance of anticipated higher rate base amounts was required as of September 30, 2022 given full ownership of WPL's planned solar generation is expected to result in lower costs for WPL's customers.

Refer to Note 6 for discussion of a noncontrolling interest that was initially associated with the joint venture prior to the termination of the tax equity partnership.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Tax-related	$913	$934	$842	$884	$71	$50
Pension and OPEB costs	436	462	216	228	220	234
Asset retirement obligations	145	128	104	89	41	39
Commodity cost recovery	129	42	2	2	127	40
Derivatives	102	8	67	4	35	4
Assets retired early	75	92	56	66	19	26
IPL’s DAEC PPA amendment	72	90	72	90	—	—
WPL’s Western Wisconsin gas distribution expansion investments	49	52	—	—	49	52
Other	120	132	64	80	56	52
	$2,041	$1,940	$1,423	$1,443	$618	$497

Tax-related - Refer to Note 9 for discussion of Iowa Tax Reform, which resulted in a decrease in Alliant Energy’s and IPL’s tax-related regulatory assets in the third quarter of 2022.

Commodity cost recovery - The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. During the nine months ended September 30, 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $83 million deferral of higher than expected fuel-related costs as of September 30, 2022.

Derivatives - Refer to Note 11 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the nine months ended September 30, 2022, which result in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Tax-related	$582	$585	$304	$312	$278	$273
Cost of removal obligations	398	384	258	252	140	132
Derivatives	312	166	164	77	148	89
WPL’s West Riverside liquidated damages	33	36	—	—	33	36
Electric transmission cost recovery	16	51	4	27	12	24
Other	46	49	31	23	15	26
	$1,387	$1,271	$761	$691	$626	$580

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

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2022, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2022	2021	2022	2021
Maximum outstanding aggregate cash proceeds	$36	$110	$66	$110
Average outstanding aggregate cash proceeds	3	65	8	52

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2022	December 31, 2021
Customer accounts receivable	$169	$125
Unbilled utility revenues	92	104
Receivables sold to third party	261	229
Less: cash proceeds	1	1
Deferred proceeds	260	228
Less: allowance for expected credit losses	12	14
Fair value of deferred proceeds	$248	$214

As of September 30, 2022, outstanding receivables past due under the Receivables Agreement were $20 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2022	2021	2022	2021
Collections	$670	$607	$1,731	$1,589
Write-offs, net of recoveries	3	4	6	7

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2022	2021	2022	2021
ATC Holdings	($7)	($12)	($29)	($34)
Other	2	(1)	(8)	(13)
	($5)	($13)	($37)	($47)

Refer to Note 13(e) for discussion of a reduction in earnings recorded in the third quarter of 2022 related to a court decision, which is currently expected to reduce the base return on equity authorized for MISO transmission owners, including ATC.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2022	250,474,529
Shareowner Direct Plan	324,533
Equity-based compensation plans	222,768
Shares outstanding, September 30, 2022	251,021,830

Noncontrolling Interest - In the second quarter of 2022, WPL and the tax equity partner contributed to a joint venture associated with certain WPL solar generation projects. The tax equity partner's contributions were represented as a noncontrolling interest within total equity on Alliant Energy’s and WPL’s balance sheets as of June 30, 2022. In the third quarter of 2022, WPL and the tax equity partner terminated the tax equity partnership and WPL returned the tax equity partner’s initial contributions, resulting in the reversal of the noncontrolling interest within total equity on Alliant Energy’s and WPL’s balance sheets as of September 30, 2022. Refer to Note 1(c) for additional information.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Trust	Interest	Equity
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166
Net income attributable to Alliant Energy common shareowners			227				227
Common stock dividends ($0.4275 per share)			(106)				(106)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		2			(1)		1
Distributions to noncontrolling interest						(29)	(29)
Ending balance, September 30, 2022	$3	$2,767	$3,508	$—	($13)	$—	$6,265

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Loss	Trust	of IPL	Equity
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$3	$2,722	$3,106	($1)	($11)	$200	$6,019
Net income attributable to Alliant Energy common shareowners			256				256
Common stock dividends ($0.4025 per share)			(101)				(101)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		5					5
Ending balance, September 30, 2021	$3	$2,733	$3,261	($1)	($11)	$200	$6,185

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Trust	Interest	Equity
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$—	$5,990
Net income attributable to Alliant Energy common shareowners			579				579
Common stock dividends ($1.2825 per share)			(322)				(322)
Shareowner Direct Plan issuances		19					19
Equity-based compensation plans and other		(1)	1		(1)		(1)
Contributions from noncontrolling interest						29	29
Distributions to noncontrolling interest						(29)	(29)
Ending balance, September 30, 2022	$3	$2,767	$3,508	$—	($13)	$—	$6,265

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Loss	Trust	of IPL	Equity
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			571				571
Common stock dividends ($1.2075 per share)			(304)				(304)
Shareowner Direct Plan issuances	1	21					22
Equity-based compensation plans and other		8					8
Ending balance, September 30, 2021	$3	$2,733	$3,261	($1)	($11)	$200	$6,185

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$33	$2,807	$942	$—	$3,782
Net income available for common stock			154		154
Common stock dividends			(80)		(80)
Ending balance, September 30, 2022	$33	$2,807	$1,016	$—	$3,856
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$33	$2,802	$944	$200	$3,979
Net income available for common stock			157		157
Common stock dividends			(101)		(101)
Ending balance, September 30, 2021	$33	$2,802	$1,000	$200	$4,035

IPL	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$—	$3,769
Net income available for common stock			327		327
Common stock dividends			(240)		(240)
Ending balance, September 30, 2022	$33	$2,807	$1,016	$—	$3,856
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$33	$2,752	$979	$200	$3,964
Net income available for common stock			322		322
Common stock dividends			(301)		(301)
Capital contributions from parent		50			50
Ending balance, September 30, 2021	$33	$2,802	$1,000	$200	$4,035

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183
Net income			91		91
Common stock dividends			(44)		(44)
Capital contributions from parent		155			155
Distributions to noncontrolling interest				(29)	(29)
Ending balance, September 30, 2022	$66	$2,123	$1,167	$—	$3,356
Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$66	$1,669	$990	$—	$2,725
Net income			93		93
Common stock dividends			(41)		(41)
Capital contributions from parent		35			35
Ending balance, September 30, 2021	$66	$1,704	$1,042	$—	$2,812

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$—	$2,823
Net income			247		247
Common stock dividends			(133)		(133)
Capital contributions from parent		420			420
Contributions from noncontrolling interest				29	29
Distributions to noncontrolling interest				(29)	(29)
Other		(1)			(1)
Ending balance, September 30, 2022	$66	$2,123	$1,167	$—	$3,356
Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$66	$1,459	$953	$—	$2,478
Net income			215		215
Common stock dividends			(126)		(126)
Capital contributions from parent		245			245
Ending balance, September 30, 2021	$66	$1,704	$1,042	$—	$2,812

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

September 30, 2022	Alliant Energy	IPL	WPL
Amount outstanding	$383	$—	$—
Weighted average interest rates	3.4%	N/A	N/A
Available credit facility capacity	$617	$250	$300

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2022	2021	2022	2021	2022	2021
Maximum amount outstanding (based on daily outstanding balances)	$449	$648	$—	$8	$251	$320
Average amount outstanding (based on daily outstanding balances)	$353	$560	$—	$—	$110	$221
Weighted average interest rates	2.4%	0.2%	—%	0.2%	2.0%	0.1%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$577	$648	$—	$19	$252	$320
Average amount outstanding (based on daily outstanding balances)	$377	$479	$—	$—	$160	$196
Weighted average interest rates	1.2%	0.2%	—%	0.2%	0.9%	0.1%

In October 2022, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $500 million for Alliant Energy at the parent company level, $200 million for IPL and $300 million for WPL, within the $1 billion total commitment.

NOTE 7(b) Long-term Debt - In February 2022, AEF issued $350 million of 3.6% senior notes due 2032. The net proceeds from the issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In March 2022, AEF entered into a $300 million variable rate (3% as of September 30, 2022) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2024, and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that expired in March 2022.

In August 2022, WPL issued $600 million of 3.95% debentures due 2032. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be disbursed for the development and acquisition of WPL’s solar EGUs.

In September 2022, Corporate Services retired its $75 million, 3.45% senior notes due 2022.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2022	2021	2022	2021	2022	2021
Electric Utility:
Retail - residential	$376	$348	$222	$207	$154	$141
Retail - commercial	243	232	165	160	78	72
Retail - industrial	289	265	172	158	117	107
Wholesale	68	55	19	18	49	37
Bulk power and other	63	39	18	12	45	27
Total Electric Utility	1,039	939	596	555	443	384
Gas Utility:
Retail - residential	28	24	14	14	14	10
Retail - commercial	18	13	8	8	10	5
Retail - industrial	4	3	3	3	1	—
Transportation/other	12	10	8	6	4	4
Total Gas Utility	62	50	33	31	29	19
Other Utility:
Steam	9	9	9	9	—	—
Other utility	2	4	2	4	—	—
Total Other Utility	11	13	11	13	—	—
Non-Utility and Other:
Travero and other	23	22	—	—	—	—
Total Non-Utility and Other	23	22	—	—	—	—
Total revenues	$1,135	$1,024	$640	$599	$472	$403

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2022	2021	2022	2021	2022	2021
Electric Utility:
Retail - residential	$956	$868	$529	$488	$427	$380
Retail - commercial	628	579	411	385	217	194
Retail - industrial	743	677	418	386	325	291
Wholesale	168	142	49	44	119	98
Bulk power and other	129	91	31	40	98	51
Total Electric Utility	2,624	2,357	1,438	1,343	1,186	1,014
Gas Utility:
Retail - residential	237	162	127	90	110	72
Retail - commercial	127	85	62	47	65	38
Retail - industrial	15	11	10	8	5	3
Transportation/other	39	31	25	20	14	11
Total Gas Utility	418	289	224	165	194	124
Other Utility:
Steam	29	27	29	27	—	—
Other utility	6	9	5	8	1	1
Total Other Utility	35	36	34	35	1	1
Non-Utility and Other:
Travero and other	70	60	—	—	—	—
Total Non-Utility and Other	70	60	—	—	—	—
Total revenues	$3,147	$2,742	$1,696	$1,543	$1,381	$1,139

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. The increases in Alliant Energy’s and WPL’s overall effective income tax rates for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to decreased amortization of excess deferred taxes primarily at WPL.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Overall income tax rate	6%	(9%)	4%	(13%)	(12%)	(8%)	(14%)	(11%)	15%	(19%)	17%	(24%)

Deferred Tax Assets and Liabilities -
Carryforwards - In the third quarter of 2022, Alliant Energy, IPL and WPL fully utilized their respective federal net operating losses carryforwards. At September 30, 2022, the remaining carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2022-2042	$500	$9	$2
Federal tax credits	2022-2042	655	437	208

Iowa Tax Reform - In March 2022, Iowa tax reform was enacted. Annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year, and reduce such rates if certain state income tax revenue triggers are satisfied. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%, compared to the current 9.8% Iowa corporate income tax rate. In September 2022, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 8.4%, effective January 1, 2023. Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcement of the new Iowa corporate income tax rate, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured based upon the new rate effective January 1, 2023, which resulted in a $76 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a decrease in their deferred tax liabilities in the third quarter of 2022. The reduction in tax-related regulatory assets is expected to provide cost benefits to IPL’s customers in the future. Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rate effective January 1, 2023, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and a decrease in deferred income tax assets on Alliant Energy’s balance sheet in the third quarter of 2022. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$3	$2	$7	$8	$—	$1	$2	$3
Interest cost	9	9	27	26	1	1	4	3
Expected return on plan assets	(18)	(17)	(52)	(51)	—	(1)	(3)	(3)
Amortization of prior service credit	—	(1)	—	(1)	—	—	—	—
Amortization of actuarial loss	8	10	24	29	1	1	2	3
	$2	$3	$6	$11	$2	$2	$5	$6

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$4	$5	$—	$—	$1	$1
Interest cost	4	4	12	12	1	1	2	2
Expected return on plan assets	(7)	(8)	(23)	(24)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	3	5	10	13	—	—	—	1
	$1	$2	$3	$6	$—	$—	$—	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$1	$2	$3	$—	$1	$—	$1
Interest cost	4	3	12	11	1	—	2	1
Expected return on plan assets	(7)	(8)	(23)	(23)	—	—	—	—
Amortization of actuarial loss	4	5	12	14	—	1	1	2
	$1	$1	$3	$5	$1	$2	$3	$4

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Compensation expense	$3	$4	$9	$9	$2	$2	$5	$5	$1	$2	$4	$4
Income tax benefits	1	1	3	3	—	—	1	1	—	—	1	1

As of September 30, 2022, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $8 million, $5 million and $3 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2022, performance shares, performance restricted stock units and restricted stock units were granted to key employees under existing plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	74,106	$54.45
Performance restricted stock units	84,670	57.01
Restricted stock units	77,122	56.88

As of September 30, 2022, 285,909 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2022, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	1,379	2022-2024	14,454	2022-2023	249,508	2022-2032	1,566	2022-2023	756	2022
IPL	768	2022-2024	6,165	2022-2023	135,193	2022-2030	669	2022-2023	—	—
WPL	611	2022-2023	8,289	2022-2023	114,315	2022-2032	897	2022-2023	756	2022

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Current derivative assets	$200	$113	$117	$48	$83	$65
Non-current derivative assets	160	63	85	36	75	27
Current derivative liabilities	71	8	54	4	17	4
Non-current derivative liabilities	27	1	12	—	15	1

During the nine months ended September 30, 2022, Alliant Energy’s, IPL’s and WPL’s derivative assets increased primarily due to the annual FTR auction operated by MISO and as a result of higher natural gas prices. Alliant Energy’s, IPL’s and WPL’s derivative liabilities increased primarily due to new natural gas contracts entered into in the second quarter of 2022. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2022 and December 31, 2021, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2022
Derivative assets	$360	$308	$202	$165	$158	$143
Derivative liabilities	98	46	66	29	32	17
December 31, 2021
Derivative assets	176	171	84	83	92	88
Derivative liabilities	9	4	4	3	5	1

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

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$334	$334	$—	$—	$334	$32	$32	$—	$—	$32
Derivatives	360	—	295	65	360	176	—	146	30	176
Deferred proceeds	248	—	—	248	248	214	—	—	214	214
Liabilities:
Derivatives	98	—	78	20	98	9	—	8	1	9
Long-term debt (incl. current maturities)	8,228	—	7,473	1	7,474	7,368	—	8,329	1	8,330

IPL	September 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$39	$39	$—	$—	$39	$32	$32	$—	$—	$32
Derivatives	202	—	150	52	202	84	—	65	19	84
Deferred proceeds	248	—	—	248	248	214	—	—	214	214
Liabilities:
Derivatives	66	—	47	19	66	4	—	3	1	4
Long-term debt	3,645	—	3,228	—	3,228	3,643	—	4,124	—	4,124

WPL	September 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$295	$295	$—	$—	$295	$—	$—	$—	$—	$—
Derivatives	158	—	145	13	158	92	—	81	11	92
Liabilities:
Derivatives	32	—	31	1	32	5	—	5	—	5
Long-term debt (incl. current maturities)	3,019	—	2,778	—	2,778	2,429	—	2,862	—	2,862

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2022	2021	2022	2021
Beginning balance, July 1	$72	$39	$244	$154
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1)	5	—	—
Transfers out of Level 3	—	(8)	—	—
Settlements (a)	(26)	(7)	4	10
Ending balance, September 30	$45	$29	$248	$164
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($1)	$5	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2022	2021	2022	2021
Beginning balance, January 1	$29	$29	$214	$188
Total net gains (losses) included in changes in net assets (realized/unrealized)	(17)	6	—	—
Transfers out of Level 3	—	(8)	—	—
Purchases	79	21	—	—
Settlements (a)	(46)	(19)	34	(24)
Ending balance, September 30	$45	$29	$248	$164
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($17)	$6	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2022	2021	2022	2021
Beginning balance, July 1	$58	$30	$244	$154
Total net gains (losses) included in changes in net assets (realized/unrealized)	(6)	2	—	—
Transfers out of Level 3	—	(8)	—	—
Settlements (a)	(19)	(5)	4	10
Ending balance, September 30	$33	$19	$248	$164
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($6)	$2	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2022	2021	2022	2021
Beginning balance, January 1	$18	$26	$214	$188
Total net losses included in changes in net assets (realized/unrealized)	(13)	—	—	—
Transfers out of Level 3	—	(8)	—	—
Purchases	58	16	—	—
Settlements (a)	(30)	(15)	34	(24)
Ending balance, September 30	$33	$19	$248	$164
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($14)	$—	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2022	2021
Beginning balance, July 1	$14	$9
Total net gains included in changes in net assets (realized/unrealized)	5	3
Settlements	(7)	(2)
Ending balance, September 30	$12	$10
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$5	$3

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2022	2021
Beginning balance, January 1	$11	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	(4)	6
Purchases	21	5
Settlements	(16)	(4)
Ending balance, September 30	$12	$10
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($3)	$6

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2022	($14)	$59	($15)	$48	$1	$11
December 31, 2021	9	20	8	10	1	10

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At September 30, 2022, Alliant Energy’s and WPL’s minimum future commitments for these projects were $208 million and $206 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2022, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,608	$742	$866
Coal	197	95	102
Other (a)	126	57	28
	$1,931	$894	$996

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2022.

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

As of September 30, 2022, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both September 30, 2022 and December 31, 2021, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $59 million as of September 30, 2022 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2022 and December 31, 2021.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2022, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At September 30, 2022, such amounts for WPL were not material.

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

NOTE 13(e) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with FERC requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC Midwest LLC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings, which may result in additional changes to the base return on equity authorized for the MISO transmission owners. As a result of the August 2022 court decision, Alliant Energy recorded a $5 million reduction in “Equity income from unconsolidated investments” in its income statement for the three and nine months ended September 30, 2022 to reflect the anticipated reduction in the base return on equity authorized for the MISO transmission owners. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2022
Revenues	$1,039	$62	$11	$1,112	$23	$1,135
Operating income (loss)	304	(3)	1	302	7	309
Net income (loss) attributable to Alliant Energy common shareowners				245	(18)	227
Three Months Ended September 30, 2021
Revenues	$939	$50	$13	$1,002	$22	$1,024
Operating income (loss)	290	(5)	(5)	280	9	289
Net income attributable to Alliant Energy common shareowners				250	6	256

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2022
Revenues	$2,624	$418	$35	$3,077	$70	$3,147
Operating income	680	62	4	746	23	769
Net income attributable to Alliant Energy common shareowners				574	5	579
Nine Months Ended September 30, 2021
Revenues	$2,357	$289	$36	$2,682	$60	$2,742
Operating income (loss)	601	42	(4)	639	24	663
Net income attributable to Alliant Energy common shareowners				537	34	571

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2022
Revenues	$596	$33	$11	$640
Operating income (loss)	174	(3)	—	171
Net income available for common stock				154
Three Months Ended September 30, 2021
Revenues	$555	$31	$13	$599
Operating income (loss)	186	(3)	(3)	180
Net income available for common stock				157
Nine Months Ended September 30, 2022
Revenues	$1,438	$224	$34	$1,696
Operating income	353	33	3	389
Net income available for common stock				327
Nine Months Ended September 30, 2021
Revenues	$1,343	$165	$35	$1,543
Operating income (loss)	365	30	(1)	394
Net income available for common stock				322

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2022
Revenues	$443	$29	$—	$472
Operating income	130	—	1	131
Net income				91
Three Months Ended September 30, 2021
Revenues	$384	$19	$—	$403
Operating income (loss)	104	(2)	(2)	100
Net income				93
Nine Months Ended September 30, 2022
Revenues	$1,186	$194	$1	$1,381
Operating income	327	29	1	357
Net income				247
Nine Months Ended September 30, 2021
Revenues	$1,014	$124	$1	$1,139
Operating income (loss)	236	12	(3)	245
Net income				215

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021
Corporate Services billings	$45	$50	$136	$138	$39	$37	$117	$113
Sales credited	11	4	11	9	31	16	62	23
Purchases billed	119	105	342	347	42	24	103	71

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Net payables to Corporate Services	$113	$110	$88	$83

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2022	2021	2022	2021
ATC billings to WPL	$38	$29	$107	$91
WPL billings to ATC	6	4	14	13

WPL owed ATC net amounts of $9 million as of September 30, 2022 and $10 million as of December 31, 2021.

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
•In June 2022, IPL filed for a revised fixed cost cap of $1,934/kilowatt with the IUB related to IPL’s November 2021 advance rate-making principles filing for up to 400 MW of solar generation with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage in 2024, which reflects higher materials, labor and shipping costs. The revised fixed cost cap includes allowance for funds used during construction and transmission upgrade costs among other costs. In September 2022, IPL provided the IUB with a summary of the Inflation Reduction Act of 2022, as well as an economic analysis indicating full ownership for its planned solar and battery storage projects is currently expected to result in lower costs for its customers compared to previous plans to utilize tax equity financing. IPL currently expects a decision from the IUB on its filing by the end of 2022.
•In August 2022, FERC approved MISO’s proposal to change its methodology for procuring capacity in the energy market effective with the 2023/2024 MISO Planning Year, as a result of changes in the overall generation resource mix due to the shift to renewable generation and the retirement of certain fossil-fueled generation. The capacity construct will change from the current Summer-based annual construct to four distinct seasons to help ensure the continued reliability of the electric transmission grid. FERC’s approval also includes establishing planning reserve margin requirements for all market participants on a seasonal basis and determining a seasonal accredited capacity value for certain classes of generating resources, including higher accredited capacity for wind generation during the Spring, Fall and Winter seasons and lower accredited capacity for solar generation during the Winter season. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, but anticipate additional generating resources will be needed to comply with the requirements of the new capacity construct. Refer to “Liquidity and Capital Resources” for discussion of proposed changes to IPL’s and WPL’s current resource plans resulting from these matters.
•In September 2022, WPL filed a request with the PSCW for approval to construct, own and operate 175 MW of battery storage, with 100 MW and 75 MW at the Grant County and Wood County solar projects, respectively. Estimated capital expenditures for these planned projects for 2023 through 2025 are included in the “Renewables and battery storage” line in the construction and acquisition table in “Liquidity and Capital Resources.”
•In September 2022, after the enactment of the Inflation Reduction Act of 2022, WPL informed the PSCW of its decision to retain full ownership of its planned solar projects instead of financing a portion of the projects with tax equity partners, which is currently expected to result in lower costs for its customers compared to previous plans to utilize tax equity financing.
•In September 2022, WPL completed the construction of the Bear Creek Solar Garden in Richland County, Wisconsin (50 MW).
•In October 2022, WPL completed the construction of the North Rock Solar Garden in Rock County, Wisconsin (50 MW).
•Refer to Note 3 for discussion of revised expected timing for the retirements of various IPL and WPL coal-fired EGUs.

Rate Matters:
•In June 2022, WPL filed a limited reopener request with the PSCW to increase annual retail gas rates for the 2023 forward-looking Test Period by approximately $10 million, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. WPL currently expects a decision from the PSCW on its request by the end of 2022.
•In August 2022, the PSCW authorized WPL to collect $37 million in 2023 from its retail electric customers, plus interest, for an under-collection of fuel-related costs incurred by WPL in 2021 that were higher than fuel-related costs used to determine rates for such period. In addition, in November 2022, WPL filed updated fuel-related cost information for 2023 with the PSCW, which reflects an increase in annual retail electric rates of approximately $63 million in 2023 compared to WPL’s approved 2022 fuel-related costs. WPL currently expects a decision from the PSCW on its request by the end of 2022.

•WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2023 for the 2024/2025 forward-looking Test Period. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage. Any rate changes granted from this pending request are expected to be effective on January 1, 2024, with a decision from the PSCW expected by the end of 2023.
•IPL currently expects to file a retail electric and gas rate review with the IUB by the first half of 2024. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage.

Legislative Matters:
•Refer to Note 9 for discussion of Iowa tax reform enacted in March 2022.
•In August 2022, the Inflation Reduction Act of 2022 was enacted. The most significant provisions of the new legislation for Alliant Energy, IPL and WPL relate to a 10-year extension of tax credits for clean energy projects, a new production tax credit eligible for solar projects, a new stand-alone investment tax credit for battery storage projects and the right to transfer future renewable credits to other corporate taxpayers. The new legislation also includes a requirement for corporations with income over $1 billion to pay a 15% minimum tax; however, Alliant Energy is currently below this income level. Alliant Energy, IPL and WPL currently expect to utilize various provisions of the new legislation to enhance the tax benefits expected from their announced approximately 1,500 MW of solar and 250 MW of battery storage projects, including transferring the future tax credits from such projects to other corporate taxpayers and opting to retain full ownership of such projects instead of financing a portion of the projects with tax equity partners. Compared to previous plans to utilize tax equity financing, the impact of these changes is expected to result in lower costs for IPL's and WPL's customers, higher rate base amounts, additional financing needs expected to be satisfied with additional long-term debt and common stock issuances, and improvements in long-term cash flows over the life of the solar and battery storage projects.

Financings and Common Stock Dividends:
•Refer to “Results of Operations” for discussion of expected future issuances of common stock and common stock dividends, and expected future issuances and retirements of long-term debt, by the end of 2023.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended September 30 were as follows (dollars in millions, except per share amounts):

	2022		2021
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$249	$0.99	$254	$1.01
ATC Holdings	5	0.02	8	0.03
Non-utility and Parent	(27)	(0.11)	(6)	(0.02)
Alliant Energy Consolidated	$227	$0.90	$256	$1.02

Alliant Energy’s Utilities and Corporate Services net income decreased by $5 million for the three-month period, primarily due to higher interest expense and the timing of income taxes.

Alliant Energy’s Non-utility and Parent net income decreased by $21 million for the three-month period, primarily due to higher interest expense, the timing of income taxes and the impact of the Iowa corporate income tax rate change.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2022	2021	2022	2021	2022	2021
Operating income	$309	$289	$171	$180	$131	$100
Electric utility revenues	$1,039	$939	$596	$555	$443	$384
Electric production fuel and purchased power expenses	(274)	(207)	(140)	(101)	(134)	(105)
Electric transmission service expense	(157)	(148)	(115)	(103)	(42)	(44)
Utility Electric Margin (non-GAAP)	608	584	341	351	267	235
Gas utility revenues	62	50	33	31	29	19
Cost of gas sold	(26)	(18)	(14)	(12)	(13)	(6)
Utility Gas Margin (non-GAAP)	36	32	19	19	16	13
Other utility revenues	11	13	11	13	—	—
Non-utility revenues	23	22	—	—	—	—
Other operation and maintenance expenses	(172)	(171)	(90)	(95)	(70)	(66)
Depreciation and amortization expenses	(169)	(165)	(95)	(94)	(71)	(70)
Taxes other than income tax expense	(28)	(26)	(15)	(14)	(11)	(12)
Operating income	$309	$289	$171	$180	$131	$100

	Alliant Energy		IPL		WPL
Nine Months	2022	2021	2022	2021	2022	2021
Operating income	$769	$663	$389	$394	$357	$245
Electric utility revenues	$2,624	$2,357	$1,438	$1,343	$1,186	$1,014
Electric production fuel and purchased power expenses	(633)	(478)	(290)	(215)	(343)	(263)
Electric transmission service expense	(428)	(403)	(303)	(274)	(125)	(128)
Utility Electric Margin (non-GAAP)	1,563	1,476	845	854	718	623
Gas utility revenues	418	289	224	165	194	124
Cost of gas sold	(242)	(149)	(126)	(84)	(117)	(65)
Utility Gas Margin (non-GAAP)	176	140	98	81	77	59
Other utility revenues	35	36	34	35	1	1
Non-utility revenues	70	60	—	—	—	—
Other operation and maintenance expenses	(492)	(477)	(260)	(253)	(193)	(194)
Depreciation and amortization expenses	(501)	(494)	(285)	(281)	(211)	(209)
Taxes other than income tax expense	(82)	(78)	(43)	(42)	(35)	(35)
Operating income	$769	$663	$389	$394	$357	$245

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$24	($10)	$32	$87	($9)	$95
Total higher utility gas margin variance (Refer to details below)	4	—	3	36	17	18
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	(1)	5	(4)	(15)	(7)	1
Total higher depreciation and amortization expense	(4)	(1)	(1)	(7)	(4)	(2)
Other	(3)	(3)	1	5	(2)	—
	$20	($9)	$31	$106	($5)	$112

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$908	$845	6,788	7,031	$50	$40	3,584	3,264
Sales for resale	115	78	1,759	1,853	N/A	N/A	N/A	N/A
Transportation/Other	16	16	16	18	12	10	30,982	26,365
	$1,039	$939	8,563	8,902	$62	$50	34,566	29,629
Nine Months
Retail	$2,327	$2,124	19,304	19,262	$379	$258	37,284	33,299
Sales for resale	251	181	5,161	4,411	N/A	N/A	N/A	N/A
Transportation/Other	46	52	46	53	39	31	83,241	74,111
	$2,624	$2,357	24,511	23,726	$418	$289	120,525	107,410

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$559	$525	3,736	3,914	$25	$25	1,739	1,702
Sales for resale	28	21	581	487	N/A	N/A	N/A	N/A
Transportation/Other	9	9	9	9	8	6	9,743	9,308
	$596	$555	4,326	4,410	$33	$31	11,482	11,010
Nine Months
Retail	$1,358	$1,259	10,821	10,810	$199	$145	19,118	17,268
Sales for resale	53	49	1,600	1,160	N/A	N/A	N/A	N/A
Transportation/Other	27	35	25	26	25	20	31,917	29,727
	$1,438	$1,343	12,446	11,996	$224	$165	51,035	46,995

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Retail	$349	$320	3,052	3,117	$25	$15	1,845	1,562
Sales for resale	87	57	1,178	1,366	N/A	N/A	N/A	N/A
Transportation/Other	7	7	7	9	4	4	21,239	17,057
	$443	$384	4,237	4,492	$29	$19	23,084	18,619
Nine Months
Retail	$969	$865	8,483	8,452	$180	$113	18,166	16,031
Sales for resale	198	132	3,561	3,251	N/A	N/A	N/A	N/A
Transportation/Other	19	17	21	27	14	11	51,324	44,384
	$1,186	$1,014	12,065	11,730	$194	$124	69,490	60,415

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 3% and were unchanged for the three and nine months ended September 30, 2022 compared to the same periods in 2021, respectively, primarily due to changes in sales volumes of commercial and industrial customers due to standby service customers that can use other generation, as well as maintenance outages at certain large customers. Alliant Energy’s retail gas sales volumes increased 10% and 12% for the three and nine months ended September 30, 2022 compared to the same periods in 2021, respectively, primarily due to changes in temperatures and increases in the number of retail customers.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
IPL	$4	$5	($1)	$15	$16	($1)	$—	($1)	$1	$4	$1	$3
WPL	—	—	—	10	9	1	—	—	—	2	—	2
Total Alliant Energy	$4	$5	($1)	$25	$25	$—	$—	($1)	$1	$6	$1	$5

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL due to increasing rate base (a)	$32	$—	$32	$85	$—	$85
Higher revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income tax)	—	—	—	11	11	—
Lower revenues at IPL due to changes in the renewable energy rider (mostly offset by changes in income tax)	(4)	(4)	—	(23)	(23)	—
Other	(4)	(6)	—	14	3	10
	$24	($10)	$32	$87	($9)	$95

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

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$1	$1	$—	$12	$12	$—
Higher revenue requirements at WPL due to increasing rate base (refer to (a) above)	1	—	1	10	—	10
Other (includes higher sales in 2022)	2	(1)	2	14	5	8
	$4	$—	$3	$36	$17	$18

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	$—	$—	$—	($8)	($8)	$—
Non-utility Travero (mostly offset by higher revenues)	(2)	—	—	(9)	—	—
Other	1	5	(4)	2	1	1
	($1)	$5	($4)	($15)	($7)	$1

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and nine months ended September 30, 2022 compared to the same periods in 2021 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2022 and 2021 and higher interest rates	($15)	($3)	($6)	($29)	($8)	($9)
(Lower) higher equity income from unconsolidated investments, net (refer to Note 5 for details)	(8)	—	—	(10)	—	1
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	3	1	2	18	1	17
Other	3	1	2	7	4	2
	($17)	($1)	($2)	($14)	($3)	$11

Income Taxes - Refer to Note 9 for details of effective income tax rates.

Preferred Dividend Requirements of IPL - Alliant Energy’s and IPL’s preferred dividend requirements decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to the redemption of IPL’s 5.1% cumulative preferred stock in December 2021.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $250 million of common stock in 2023 through one or more offerings and its Shareowner Direct Plan. IPL, WPL (subject to regulatory approval) and AEF currently expect to issue up to $300 million, $300 million, and $450 million of long-term debt, respectively, by the end of 2023. WPL and AEF have $250 million and $400 million of long-term debt maturing in 2022 and 2023, respectively.
•Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2023 annual common stock dividend to $1.81 per share, which is equivalent to a quarterly rate of $0.4525 per share, beginning with the February 2023 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect an increase in earnings in 2023 compared to 2022 due to impacts from increasing revenue requirements related to investments in the utility business, including WPL’s solar investments.
•Other Operation and Maintenance Expenses - Alliant Energy, IPL and WPL currently expect a decrease in other operation and maintenance expenses in 2023 compared to 2022 largely due to cost reductions resulting from operating efficiencies.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2023 compared to 2022 due to financings completed in 2022 and planned by the end of 2023 as discussed above, as well as expected higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2021 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2022, Alliant Energy had $344 million of cash and cash equivalents, $617 million ($67 million at the parent company, $250 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2022 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Cash, cash equivalents and restricted cash, January 1	$40	$56	$34	$50	$2	$3
Cash flows from (used for):
Operating activities	485	477	166	95	279	349
Investing activities	(599)	(452)	84	122	(612)	(510)
Financing activities	421	(57)	(239)	(254)	630	162
Net increase (decrease)	307	(32)	11	(37)	297	1
Cash, cash equivalents and restricted cash, September 30	$347	$24	$45	$13	$299	$4

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s retail electric and gas base rate increases	$95	$—	$95
Lower contributions to qualified defined benefit pension plans	37	17	18
Natural gas cost payments from extreme temperatures in February 2021 resulting in under-recovered natural gas costs at IPL in 2021	15	15	—
Credits issued to IPL’s retail electric customers in 2021 through its transmission cost rider for refunds received in 2020 for MISO transmission owner return on equity complaints	14	14	—
Timing of WPL’s fuel-related cost recoveries from customers	(71)	—	(71)
Changes in levels of gas stored underground and prepaid gas costs	(35)	(13)	(22)
Changes in interest payments	(23)	(5)	(6)
Changes in income taxes paid/refunded	(6)	5	(27)
Other (primarily due to other changes in working capital)	(18)	38	(57)
	$8	$71	($70)

As discussed in “2022 Highlights,” the Inflation Reduction Act of 2022 provides the right to transfer future renewable tax credits to other corporate taxpayers, which is expected to result in future cash flows from operating activities for Alliant Energy, IPL and WPL.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($101)	$16	($117)
Changes in the amount of cash receipts on sold receivables	(65)	(65)	—
Other	19	11	15
	($147)	($38)	($102)

(a)Largely due to higher expenditures for WPL’s solar generation, partially offset by lower expenditures for IPL’s and WPL’s electric and gas distribution systems.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology, and improvements to ensure reliability of the electric and gas distribution systems. Construction and acquisition expenditures for 2022 through 2026 are currently anticipated as follows (in millions), which are focused on the transition to cleaner energy and strengthening the resiliency and reliability of IPL’s and WPL’s electric grid. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable.

	Alliant Energy					IPL					WPL
	2022	2023	2024	2025	2026	2022	2023	2024	2025	2026	2022	2023	2024	2025	2026
Generation:
Renewables and battery storage	$775	$900	$1,205	$725	$1,060	$40	$325	$625	$260	$670	$735	$575	$580	$465	$390
Other	80	100	315	490	335	40	55	55	70	100	40	45	260	420	235
Distribution:
Electric systems	465	550	595	545	535	250	320	360	300	280	215	230	235	245	255
Gas systems	75	80	85	85	85	35	35	40	40	40	40	45	45	45	45
Other	145	220	210	175	180	25	45	40	45	45	20	35	30	30	30
	$1,540	$1,850	$2,410	$2,020	$2,195	$390	$780	$1,120	$715	$1,135	$1,050	$930	$1,150	$1,205	$955

New MISO Seasonal Capacity Construct - As discussed in “2022 Highlights,” in August 2022, FERC approved MISO’s proposal to change its methodology for procuring capacity in the energy market effective with the 2023/2024 MISO Planning Year. IPL and WPL currently plan to construct and/or acquire additional renewable, battery and natural gas resources to comply with the requirements of this new methodology and have reflected the estimated capital expenditures for these projects in the "Renewables and battery storage" and "Other” Generation lines in the construction and acquisition table above.

Renewables and Battery Storage - Alliant Energy, IPL and WPL continue to evaluate potential impacts from cost pressures prevalent in the solar generation and battery storage markets and the pending U.S. Department of Commerce investigation on the timing and estimated costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, which could impact their anticipated future construction and acquisition expenditures. Refer to “2022 Highlights” for further discussion of the U.S. Department of Commerce investigation and regulatory filings with the IUB and PSCW related to future renewable and battery storage projects, including recent filings by IPL and WPL announcing plans to shift away from tax equity partnerships to traditional ownership for future renewable and battery storage projects following the enactment of the Inflation Reduction Act of 2022.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2022 compared to the same period in 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from issuance of long-term debt	$938	$—	$288
Capital contributions from noncontrolling interest	29	—	29
Higher payments to retire long-term debt	(375)	—	—
Net changes in the amount of commercial paper outstanding	(59)	—	18
Distributions to noncontrolling interest	(29)	—	(29)
(Higher) lower common stock dividends	(18)	61	(7)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(50)	175
Other	(8)	4	(6)
	$478	$15	$468

IPL and WPL Solar Project Tax Equity Financing - As discussed in Note 1(c) and “2022 Highlights,” with the August 2022 enactment of the Inflation Reduction Act of 2022, IPL and WPL currently expect to retain full ownership of their planned solar generation projects instead of financing a portion of the construction costs with capital from tax equity partners.

Common Stock Issuances and Common Stock Dividends - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2022. Refer to “Results of Operations” for discussion of expected issuances of common stock and common stock dividends in 2023.

Long-term Debt - Refer to Note 7(b) for discussion of AEF’s and WPL’s issuance of long-term debt and Corporate Services’ retirement of long-term debt in 2022. AEF’s current term loan credit agreement that expires in March 2024 includes an option to increase the amount outstanding up to $400 million in aggregate with the same maturity, subject to bank approval, and includes substantially the same financial covenants that are included in Alliant Energy’s credit facility agreement. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt by the end of 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2022.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2021 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2022 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	4,429	$57.92	—	N/A
August 1 through August 31	2,668	63.83	—	N/A
September 1 through September 30	61	58.18	—	N/A
	7,158	60.12	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

On November 4, 2022, the Board of Directors of Alliant Energy Corporation (the “Company”) approved an amendment and restatement of the Amended and Restated Bylaws of the Company, effective November 8, 2022. The amendments update Section 3.14 related to notice of shareowner business and nomination of directors by conforming the bylaw provision to universal proxy rules promulgated by the SEC, requiring additional information be provided by shareowners utilizing the bylaw provision, and amending the deadline to submit proposals or nominees under the bylaws to not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting except in certain circumstances. The amendments also include certain technical and clarifying changes to the bylaws.

The foregoing summary is qualified in its entirety by reference to the copy of the Amended and Restated Bylaws of Alliant Energy filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. A blackline of the Amended and Restated Bylaws against the prior version of the bylaws is filed herewith as Exhibit 3.2.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy, effective November 8, 2022
3.2	Amended and Restated Bylaws of Alliant Energy, effective November 8, 2022 (marked to show changes against prior version)
4.1
Officers’ Certificate, dated as of August 15, 2022, creating WPL’s 3.950% Debentures due September 1, 2032 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 15, 2022 (File No. 0-337))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2022.

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

