Form 10-K
period 2022-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2023-02-24
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Alliant Energy Corporation ☒
Interstate Power and Light Company ☐
Wisconsin Power and Light Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Alliant Energy Corporation ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Alliant Energy Corporation ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2022:
Alliant Energy Corporation - $14.7 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2023:
Alliant Energy Corporation, Common Stock, $0.01 par value, 251,137,522 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2023 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2023 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2023 Annual Meeting of Shareowners	Fuel-related	Electric production fuel and purchased power
AEF	Alliant Energy Finance, LLC	GAAP	U.S. generally accepted accounting principles
AFUDC	Allowance for funds used during construction	GHG	Greenhouse gases
Alliant Energy	Alliant Energy Corporation	IPL	Interstate Power and Light Company
ARO	Asset retirement obligation	IRS	Internal Revenue Service
ATC	American Transmission Company LLC	ITC	ITC Midwest LLC
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	IUB	Iowa Utilities Board
ATI	AE Transco Investments, LLC	KWh	Kilowatt-hour
CA	Certificate of authority	Marshalltown	Marshalltown Generating Station
CAA	Clean Air Act	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCR	Coal combustion residuals	MGP	Manufactured gas plant
CO2	Carbon dioxide	MISO	Midcontinent Independent System Operator, Inc.
Corporate Services	Alliant Energy Corporate Services, Inc.	MW	Megawatt
COVID-19	Novel coronavirus	MWh	Megawatt-hour
CPCN	Certificate of Public Convenience and Necessity	N/A	Not applicable
CSAPR	Cross-State Air Pollution Rule	Note(s)	Combined Notes to Consolidated Financial Statements
CWIP	Construction work in progress	OIP	Alliant Energy Omnibus Incentive Plan
DAEC	Duane Arnold Energy Center	OPEB	Other postretirement benefits
DCP	Alliant Energy Deferred Compensation Plan	PPA	Purchased power agreement
Dth	Dekatherm	PSCW	Public Service Commission of Wisconsin
EEP	Energy efficiency plan	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	Riverside	Riverside Energy Center
EPA	U.S. Environmental Protection Agency	SEC	Securities and Exchange Commission
EPS	Earnings per weighted average common share	U.S.	United States of America
Federal Tax Reform	Tax Cuts and Jobs Act	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	Whiting Petroleum	Whiting Petroleum Corporation
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company

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

•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, decreases in sales volumes, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;
•the ability to obtain regulatory approval for construction projects with acceptable conditions;
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
•disruptions to ongoing operations and the supply of materials, services, equipment and commodities needed to construct solar generation, battery storage and electric and gas distribution projects, which may result from geopolitical issues, supplier manufacturing constraints, labor issues or transportation issues, and thus affect the ability to meet capacity requirements and result in increased capacity expense;
•federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders;
•the ability to utilize tax credits generated to date, and those that may be generated in the future, before they expire, as well as the ability to transfer tax credits that may be generated in the future at adequate pricing;
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
•changes to MISO’s resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar generation may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s new process, or procure capacity in the market whereby such costs might not be recovered in rates;
•the direct or indirect effects resulting from the ongoing COVID-19 pandemic and the spread of variant strains;
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the CCR rule, future changes in environmental laws and regulations, including changes to CSAPR emissions allowances and federal, state or local regulations for CO2 emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;
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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build stronger communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 995,000 electric and approximately 425,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2022, IPL supplied electric and natural gas service to approximately 500,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2022, WPL supplied electric and natural gas service to approximately 495,000 and 200,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

3) CORPORATE SERVICES - provides administrative services to Alliant Energy, IPL, WPL and AEF.

4) AEF - Alliant Energy’s non-utility holdings are organized under AEF, which manages a portfolio of wholly-owned subsidiaries and additional holdings, including the following distinct platforms:

ATI - currently holds all of Alliant Energy’s interest in ATC Holdings. ATC Holdings is comprised of a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds an interest in Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America.

Corporate Venture Investments - includes various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help advance the transition towards a cleaner, more sustainable, and inclusive energy future, by identifying and researching innovative technologies and business models within the emerging energy economy.

Non-utility Wind Farm - includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma.

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

Travero - is a diversified supply chain solutions company, including a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) HUMAN CAPITAL MANAGEMENT - Alliant Energy’s core purpose is to serve customers and build stronger communities. We constantly strive to attract, retain and develop a diverse and qualified workforce of high-performing employees, and create and foster an environment of inclusion and belonging for all employees.

Employees - At December 31, 2022, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,129	1,692	54%
IPL	1,080	755	70%
WPL	1,001	825	82%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires August 31, 2024. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires May 31, 2026.

Safety - Safety is integral to our company’s culture. It is one of our Values - “Live safety. Everyone. Always. Our first priority is that nobody gets hurt.” Alliant Energy is committed to providing a safe environment for our employees, visitors, customers, contractors, vendors and the communities in which we live and work.

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
•adoption assistance;
•legal planning assistance;
•Employee Assistance program;
•tuition reimbursement;
•Vacation Donation program; and
•Volunteer Grants and Matching Gifts program.

Diversity, Equity and Inclusion (DE&I) - A diverse, equitable and inclusive workplace is crucial for the success and retention of our employees, to attract future talent and to execute our purpose-driven strategy to serve our customers and build stronger communities. It is one of our Values - “Care for others: Together we create a workplace where people feel like they belong and can use their unique backgrounds, talents and perspectives to their fullest potential.” Alliant Energy is driven by DE&I and believes the achievement of its strategic objectives can only be achieved with a focused and engaged workforce. Alliant Energy’s corporate officers group currently has approximately 40% gender diversity and 27% ethnic diversity.

Our efforts to create a diverse and inclusive workforce have focused on reducing bias, building diverse teams, and listening and acting on employee feedback, and include:
•learning opportunities for employees, such as inviting employees to participate in area diversity summits and supporting company-wide listening sessions, speakers and programs;
•capturing and acting upon employee feedback through employee sentiment surveys;
•Employee Resource Groups that foster a diverse and inclusive workplace that supports employee well-being while promoting professional development and enhancing community relationships; and
•a DE&I Leadership Team that partners with the Human Resources recruiting department and hiring managers to attract more diverse applicants that represent the diversity of the communities we serve.

Our DE&I initiatives also include a focus on building a diverse Board of Directors. We believe it is in our shareowners’ best interest to have a diverse Board representing a wide breadth of experiences and perspectives. Our Board currently has approximately 50% gender diversity and 20% ethnic diversity.

Our 2022 DE&I accomplishments include:
•received a perfect score on the Corporate Equality Index administered by the Human Rights Campaign Foundation to benchmark LGBTQ+ rights, policies and practices;
•selected for the 2022 Bloomberg Gender-Equality Index;
•held our third annual Day of Understanding, with 85% voluntary company-wide participation, where leaders facilitated conversations around creating a culture of inclusion and belonging, helping to ensure employees are seen, heard and valued; and
•all people-leaders completed training on reducing unconscious bias in the interview process.

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

In addition, we have an apprenticeship program that combines supervised, structured on-the-job training with related instruction to produce highly skilled trade and technical workers. Our program builds lifetime skills and comprehensive knowledge in the high-demand technical trades necessary for our success. The program gives us the flexibility to tailor training to match our needs - training employees in our facilities, on our equipment, and consistent with our safety standards and employee expectations. We instill company Values, methods and procedures from day one.

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

IUB - IPL is subject to regulation by the IUB for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, the construction of EGUs, and the acquisition, sale or lease of assets with values that exceed 3% of IPL’s revenues. In 2021, legislation was enacted in Iowa prohibiting counties and cities from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to a diversified base of retail customers and industries.

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. In 2021, the IUB adopted rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and a related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues will be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted. In addition, the rules require that IPL must receive an order from the IUB related to the subsequent proceeding review before it can file another rate review.

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

Electric Generating Units - IPL must obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUB in order to construct a new, or significantly alter (including fuel switching) an existing, EGU located in Iowa with 25 MW or more of nameplate generating capacity. IPL’s ownership and operation of EGUs (including those located outside the state of Iowa) to serve Iowa customers is subject to retail utility rate regulation by the IUB.

Gas Pipeline Projects - IPL must obtain a pipeline permit from the IUB related to the siting of utility gas pipelines in Iowa that will be operated at a pressure over 150 pounds per square inch and will transport gas to a distribution system or single, large volume customer.

Advance Rate-making Principles - Iowa law allows Iowa utilities to request rate-making principles prior to making certain generation investments in Iowa. As a result, IPL may file for, and the IUB must render a decision on, rate-making principles for certain new EGUs located in Iowa, including any alternative energy production facility (such as a wind or solar facility, as well as battery storage constructed in combination with these facilities), combined-cycle natural gas-fired EGU, and certain base-load EGUs with a nameplate generating capacity of 300 MW or more (such as nuclear-fired generation). Stand-alone battery storage facilities will be considered for advance rate-making principles on a case-by-case basis. Advance rate-making principles are also available for the repowering of an alternative energy production facility or certain significant alterations of an existing EGU. Upon approval of rate-making principles by the IUB, IPL must either construct the EGU or repower the alternative energy production facility under the approved rate-making principles, or not at all. If rate-making principles are not approved by the IUB, IPL may construct the facility, subject to other applicable approvals (such as a GCU Certificate), subject to recovery in future rate reviews.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes, which are based on forward-looking test periods. There is no statutory time limit for the PSCW to decide on retail base rate requests. However, the PSCW attempts to process retail base rate reviews in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Currently, WPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels. Through 2023, any such deferral is required to be offset against the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by June 1, 2025.

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

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU (including battery storage) with a capacity of less than 100 MW and a project cost of $12.4 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers are subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades and Electric Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects, as well as electric distribution projects, with estimated project costs of $12.4 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $5.9 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

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

Department of Homeland Security Transportation Security Administration - Alliant Energy, IPL and WPL are subject to regulation for physical and cyber security of their natural gas pipeline systems, and are applying, and monitoring for changes to, these requirements to their pipeline systems.

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

Air Quality -
Climate Change and Greenhouse Gas Regulations - In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change, and therefore, threaten public health and welfare, which was the prerequisite for implementing CO2 reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing emphasis on climate change and evolving energy technologies are driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG directly emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at its EGUs.

Clean Air Act Section 111(d) - In 2015, the EPA issued the Clean Power Plan under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs through broad electricity system-wide measures. This was replaced by the Affordable Clean Energy rule in 2019, to reduce CO2 emissions from existing coal-fueled EGUs through heat rate improvements. In 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the Affordable Clean Energy rule to the EPA for reconsideration. In 2022, the Supreme Court issued a ruling limiting the extent of the EPA’s authority under Section 111(d) to emissions reduction technologies and operational improvements. The EPA is working on a new set of Section 111(d) emission guidelines for states to implement Best System of Emission Reduction standards for GHG emissions from existing fossil-fueled EGUs, and has stated that it intends to issue a proposed rule in 2023 and a final rule in 2024, although a timeline cannot be predicted with certainty. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown and West Riverside are subject to the EPA’s Section 111(b) regulation and have been designed to achieve compliance with these standards. The EPA is reviewing the Section 111(b) standards, and has stated it intends to issue a proposed rule in 2023 and a final rule in 2024, although a timeline cannot be predicted with certainty. Litigation related to Section 111(b) is suspended while the EPA revises its Section 111(b) regulations, and Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these standards.

Cross-State Air Pollution Rule - CSAPR is a regional sulfur dioxide and nitrogen oxides cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR emission allowances may be banked for future year compliance. CSAPR establishes state-specific annual sulfur dioxide and nitrogen oxides emission caps and ozone season nitrogen oxides emission caps. In 2022, the EPA proposed revisions to the CSAPR state-specific ozone season nitrogen oxides emission caps and utility-specific emission allowances for certain states, including Wisconsin, beginning in 2023. The proposed rule does not apply to Iowa; however, Iowa could be included in the final rule, which is currently expected in 2023. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines, which required changes to discharge limits for wastewater from certain IPL and WPL steam EGUs. In 2020, revised effluent limitation guidelines (2020 Reconsideration Rule) became effective, which incorporated flexibility to the 2015 rule, including a new subcategory for coal-fired EGUs that will be retired or converted to no longer burn coal before 2028. Compliance for existing steam-electric generating facilities is determined by each facility’s wastewater discharge permit and will generally be required by December 31, 2025. Projects required for compliance are facility-specific. In 2021, the current Presidential Administration issued an Executive Order requiring the review and possible revision of environmental regulations issued during the prior Administration. As a result, the EPA expects to undertake a supplemental rule-making to revise the guidelines for steam-electric generating facilities. As part of the rule-making process, the EPA is expected to determine whether more stringent limitations and standards are appropriate. The 2020 Reconsideration Rule will remain in effect while the EPA undertakes this new rule-making. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of the anticipated supplemental rule-making.

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

Manufactured Gas Plant Sites - Refer to Note 17(e) for discussion of IPL’s and WPL’s MGP sites.

Renewable Energy Standards - Iowa and Wisconsin have renewable energy standards, which establish the minimum amount of energy IPL and WPL must supply from renewable resources. IPL primarily relies upon renewable energy generated from the wind resources it owns and renewable energy acquired under PPAs to meet these requirements. WPL utilizes its current renewable portfolio, which primarily consists of wind, solar and hydro energy, both owned and acquired under PPAs, to meet these requirements. IPL and WPL currently exceed their respective renewable energy standards requirements.

3) STRATEGY - Refer to “Overview” in MDA for discussion of Alliant Energy’s strategy, which supports its mission to deliver energy solutions and exceptional service that its customers and communities count on - affordably, safely, reliably and sustainably.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with its planned transition away from coal-fired EGUs by considering additional renewable energy such as solar generation, repowering of existing wind farms and distributed energy resources, including community solar and energy storage systems, natural gas resources, and the actual and potential sale of partial interests in West Riverside to neighboring utilities. Long-term generation plans are intended to meet customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators and other various requirements.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. IPL and WPL utilize accredited capacity from EGUs they own, and have rights to through PPAs, to meet a substantial portion of their current MISO planning reserve margin requirements and periodically rely on short-term market capacity purchases to supplement the accredited capacity from such EGUs. Refer to “Customer Investments” in MDA for discussion of MISO’s new seasonal resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the June 1, 2023 through May 31, 2024 MISO Planning Year. The new seasonal capacity reserve margins are as follows:

	June 2023 - August 2023	September 2023 - November 2023	December 2023 - February 2024	March 2024 - May 2024
Required installed capacity reserve margin	15.9%	25.8%	41.2%	39.3%
Required unforced capacity reserve margin	7.4%	14.9%	25.5%	24.5%

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2022	2021	2020	2022	2021	2020
All fuels	$4.37	$2.10	$2.22	$4.47	$2.62	$2.36
Natural gas (a)	5.76	2.54	2.54	6.02	3.31	2.51
Coal	2.31	1.81	1.84	2.43	2.07	2.19

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

Electric Transmission - IPL and WPL do not own electric transmission service assets and currently receive transmission services from ITC and ATC, respectively. ITC and ATC are independent, for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate. As a result, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable, or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s escrow for recovery of electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Refer to Note 17(g) for discussion of a court decision, which is currently expected to reduce the base return on equity authorized for MISO transmission owners, including ATC.

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

Resource Adequacy - MISO has resource adequacy requirements to help ensure adequate resources to meet forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs is available to meet these requirements. In order for an EGU to receive accredited capacity, it must meet MISO capacity accreditation requirements, which can include satisfying transmission requirements identified in its interconnection agreement prior to the MISO planning year. Refer to “Customer Investments” in MDA for discussion of MISO’s new seasonal resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the 2023/2024 MISO Planning Year.

Electric Operating Information - Alliant Energy	2022	2021	2020
Revenues (in millions):
Residential	$1,233	$1,115	$1,093
Commercial	821	763	718
Industrial	965	893	841
Retail subtotal	3,019	2,771	2,652
Sales for resale:
Wholesale	233	187	168
Bulk power and other	111	56	36
Other	58	67	64
Total	$3,421	$3,081	$2,920
Sales (000s MWh):
Residential	7,479	7,353	7,294
Commercial	6,436	6,383	6,107
Industrial	11,494	11,696	11,134
Retail subtotal	25,409	25,432	24,535
Sales for resale:
Wholesale	2,866	2,787	2,525
Bulk power and other	3,734	3,018	3,521
Other	62	71	71
Total	32,071	31,308	30,652
Customers (End of Period):
Retail	989,369	981,570	974,144
Other	2,903	2,878	2,841
Total	992,272	984,448	976,985
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,629	5,486	5,496
Maximum winter peak hour demand (MW)	4,415	4,413	4,158
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 807)	908	974	800
Madison, Wisconsin (WPL) (normal - 695)	787	845	736
Sources of electric energy (000s MWh):
Gas	11,438	10,055	10,440
Purchased power:
Wind (b)	4,422	3,529	3,683
Nuclear	—	—	2,347
Other (b)	2,803	2,642	2,521
Wind (b)	6,424	5,231	4,872
Coal	7,416	10,218	7,021
Other (b)	239	226	254
Total	32,742	31,901	31,138
Revenue per KWh sold to retail customers (cents)	11.88	10.90	10.81
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

Electric Operating Information	IPL			WPL
	2022	2021	2020	2022	2021	2020
Revenues (in millions):
Residential	$673	$620	$602	$560	$495	$491
Commercial	536	508	474	285	255	244
Industrial	538	505	488	427	388	353
Retail subtotal	1,747	1,633	1,564	1,272	1,138	1,088
Sales for resale:
Wholesale	64	57	57	169	130	111
Bulk power and other	13	17	31	98	39	5
Other	35	45	43	23	22	21
Total	$1,859	$1,752	$1,695	$1,562	$1,329	$1,225
Sales (000s MWh):
Residential	3,793	3,680	3,623	3,686	3,673	3,671
Commercial	4,049	4,022	3,835	2,387	2,361	2,272
Industrial	6,428	6,581	6,372	5,066	5,115	4,762
Retail subtotal	14,270	14,283	13,830	11,139	11,149	10,705
Sales for resale:
Wholesale	771	738	723	2,095	2,049	1,802
Bulk power and other	1,401	1,069	2,762	2,333	1,949	759
Other	33	35	34	29	36	37
Total	16,475	16,125	17,349	15,596	15,183	13,303
Customers (End of Period):
Retail	498,515	496,435	494,258	490,854	485,135	479,886
Other	867	858	856	2,036	2,020	1,985
Total	499,382	497,293	495,114	492,890	487,155	481,871
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,895	2,892	2,951	2,800	2,680	2,609
Maximum winter peak hour demand (MW)	2,449	2,433	2,311	2,046	2,028	1,873
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 807)	908	974	800	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 695)	N/A	N/A	N/A	787	845	736
Sources of electric energy (000s MWh):
Gas	4,625	4,011	5,296	6,813	6,044	5,144
Purchased power:
Wind (b)	2,985	2,285	2,359	1,437	1,244	1,324
Nuclear	—	—	2,347	N/A	N/A	N/A
Other (b)	835	1,166	391	1,968	1,476	2,130
Wind (b)	4,991	4,088	3,843	1,433	1,143	1,029
Coal	3,305	4,756	3,185	4,111	5,462	3,836
Other (b)	13	12	12	226	214	242
Total	16,754	16,318	17,433	15,988	15,583	13,705
Revenue per KWh sold to retail customers (cents)	12.24	11.43	11.31	11.42	10.21	10.16
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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 6%, respectively, above their forecasted maximum daily system demand requirements from November 2022 through March 2023.

Gas Operating Information - Alliant Energy	2022	2021	2020
Revenues (in millions):
Residential	$371	$257	$214
Commercial	197	139	107
Industrial	20	17	12
Retail subtotal	588	413	333
Transportation/other	54	43	40
Total	$642	$456	$373
Sales (000s Dths):
Residential	31,109	26,795	27,809
Commercial	21,097	18,516	17,996
Industrial	2,815	2,868	3,003
Retail subtotal	55,021	48,179	48,808
Transportation/other	104,812	99,179	102,790
Total	159,833	147,358	151,598
Retail Customers (End of Period)	426,153	422,864	419,994
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,697)	7,222	6,539	6,625
Madison, Wisconsin (WPL) (normal - 6,976)	7,210	6,620	6,789
Revenue per Dth sold to retail customers	$10.69	$8.57	$6.82
Purchased gas costs per Dth sold to retail customers	$6.97	$5.29	$3.67

Gas Operating Information	IPL			WPL
	2022	2021	2020	2022	2021	2020
Revenues (in millions):
Residential	$202	$146	$116	$169	$111	$98
Commercial	101	79	59	96	60	48
Industrial	14	12	8	6	5	4
Retail subtotal	317	237	183	271	176	150
Transportation/other	34	28	25	20	15	15
Total	$351	$265	$208	$291	$191	$165
Sales (000s Dths):
Residential	16,250	13,873	14,521	14,859	12,922	13,288
Commercial	10,257	9,065	8,925	10,840	9,451	9,071
Industrial	1,985	1,943	2,062	830	925	941
Retail subtotal	28,492	24,881	25,508	26,529	23,298	23,300
Transportation/other	43,264	40,738	39,543	61,548	58,441	63,247
Total	71,756	65,619	65,051	88,077	81,739	86,547
Retail Customers (End of Period)	226,284	225,517	224,927	199,869	197,347	195,067
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	259,474	269,335	253,439	201,980	221,256	189,439
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,697)	7,222	6,539	6,625	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,976)	N/A	N/A	N/A	7,210	6,620	6,789
Revenue per Dth sold to retail customers	$11.13	$9.53	$7.17	$10.22	$7.55	$6.44
Purchased gas cost per Dth sold to retail customers	$7.17	$5.96	$3.87	$6.77	$4.58	$3.45
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

Risks Related to Business Operations
A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. We face threats from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, vulnerabilities such as the log4j vulnerability, fraud attempts, and phishing attacks. More of our workforce is working remotely, which increases the number of devices connected to the internet that impact our operations and increases our cyber security risk. Incidents of ransomware attacks have been increasing in frequency and magnitude, including the ransomware attack that resulted in the operator of the Colonial Pipeline paying millions of dollars in ransom to hackers as a result of a cyber attack disabling the pipeline for several days in 2021. Cyber attacks targeting electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. We have relied on a global supply chain for certain components of our operating and technology systems, which may increase our exposure to cyber attacks. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Due to the evolving nature of cyber attacks and cyber security, our current safeguards to protect our operating systems and information technology assets may not always be effective. We rely on third parties for software to protect against cyber attacks and we are at risk if such third parties are targets of cyber attacks. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

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

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including proliferation of customer and third party-owned generation, technological advances that reduce the costs of renewable energy and storage solutions for our customers, government policies, such as the Inflation Reduction Act of 2022, which incentivize customer and third party-owned generation, loss of service territory or franchises, energy efficiency measures, technological advances that improve energy efficiency, third-party disrupters, loss of wholesale customers, the adverse impact of tariffs on our customers, and economic conditions. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities and large-scale additions and upgrades to our electric and gas distribution systems. These construction projects are subject to various risks. These risks include: the inability to obtain necessary regulatory approvals and permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor including due to inflation, tariffs, labor issues, or supply shortages; delays caused by construction accidents or injuries; shortages in materials, equipment, or qualified labor; changes to the scope or timing of the projects; general contractors, subcontractors, or equipment not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; the inability to successfully resolve warranty claims; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital or other financing arrangements; and other adverse economic conditions. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators. We may not be able to meet capacity requirements to comply with electric demand planning reserve margins if a construction project is not completed or is delayed. Inability to recover costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

Supply chain disruptions could negatively impact our operations and implementation of our strategy - Our operations and strategy depend on the global supply chain to procure the equipment, materials and other resources necessary to provide services in a safe and reliable manner and construct new utility infrastructure. The global supply chain has experienced, and is expected to continue to experience, disruptions due to a multitude of factors, such as geopolitical issues, supplier manufacturing constraints, labor issues, transportation issues, resource availability, long lead times, tariffs, tighter credit markets, inflation, the COVID-19 pandemic and weather. These disruptions have impacted, and are expected to continue to impact, our ability to receive critical materials, supplies and services in a timely and economic manner. This could have an adverse impact by increasing costs and delaying the construction, maintenance or repair of items that are needed to support normal operations or are necessary to our construction projects to implement our strategy. Inability to recover higher costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

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

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, public and employee safety, operator error and ruptured oil and chemical tanks. The operation of our natural gas distribution and transportation infrastructure also involves many risks, such as leaks, explosions, mechanical problems, members of the public and contractors coming into contact with our infrastructure, and employee and public safety. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting the ability to transmit electricity within our service territories. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electricity.

These risks could cause significant harm to employees, customers and the public, including loss of human life, significant damage to property, adverse impacts on the environment and impairment of our operations, all of which could result in substantial financial losses to us. We are also responsible for compliance with new and changing regulatory standards involving safety, reliability and environmental compliance, including regulations under the Pipeline and Hazardous Materials Safety Administration, the Occupational Health and Safety Administration, the North American Electric Reliability Corporation and Transportation Security Administration. Failure to meet these regulatory standards could result in substantial fines. Lastly, we have obligations to provide electric and natural gas service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas or coal to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, labor shortages, employee strikes, transportation issues, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices, forced to purchase electricity from higher-cost generating resources in the Midcontinent Independent System Operator, Inc. (MISO) energy market and/or required to purchase replacement capacity to comply with electric demand planning reserve margins. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, increased demand including due to increased liquified natural gas demand from foreign countries, limited global suppliers of natural gas, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs and where electric fuel cost recovery may be limited if WPL earns in excess of its authorized return on common equity. Increases in prices and costs due to disruptions that are not recovered in rates fully, in a timely manner, may adversely impact our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. Further, competitors may not be subject to the same operating, regulatory and financial requirements that we are, potentially causing a substantial competitive disadvantage for us. Changes in public policy, such as new tax incentives that we cannot take advantage of or efforts to deregulate the utility industry, could provide an advantage to competitors. Changes in technology could also alter the channels through which electric customers produce, store, buy or utilize power, which could reduce the revenues or increase the expenses of our utility companies. Increased competition in our primary retail electric service territories may have an adverse impact on our financial condition and results of operations.

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

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, MISO and the Transportation Security Administration. The impacts on our operations include: our ability to site and construct new generating facilities, such as renewable energy projects, and recover associated costs, including our ability to continue to use a renewable energy rider in Iowa; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; changes to MISO’s resource adequacy process establishing seasonal capacity planning reserve margin and capacity accreditation requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar generation may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s new process, or procure capacity in the market whereby such costs might not be recovered in rates; the impact of the lack of availability of existing and new generating facilities has on our accredited capacity for such facilities pursuant to MISO’s new seasonal resource adequacy process; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements for our renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects or to record an impairment of our assets and may have a material adverse impact on our financial condition and results of operations. Our regulators or legislatures could change regulations or laws to permit third parties to provide renewable energy directly to our customers without being treated as a utility, potentially causing a competitive disadvantage for us. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have generated large tax credit carryforwards. We plan to utilize all of these tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. The Inflation Reduction Act of 2022 allows for the sale or transfer of renewable tax credits to other taxpayers. We plan to sell a substantial amount of our eligible renewable tax credits in future years. This is a new market that will require regulations and guidance from taxing authorities. It is unclear what terms and pricing the sale of renewable tax credits will require. If we are unable to sell renewable tax credits at reasonable terms, that could materially impact our tax credit carryforward position. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the tax rates are increased, we may experience adverse impacts to our financial condition and results of operations.

Our utility business currently operates wind and solar generating facilities, which generate production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the date the qualifying generating facilities are placed in service, the level of electricity output generated by our qualifying generating facilities and sold to an unrelated buyer, and the applicable tax credit rate. If there is a disagreement on the in-service date, the amount of production tax credits that we can generate may be significantly reduced. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of energy resulting in unfavorable pricing for wind or solar energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind or solar facilities resulting in a material adverse impact on our financial condition and results of operations.

Our strategic plan includes developing storage facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the date the qualifying generating facilities begin and end construction and the costs of the qualifying generating facilities. If there is a disagreement on the dates construction began and ended or the qualifying costs, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations.

The Inflation Reduction Act of 2022 introduced new labor requirements that are required to qualify for the full value of renewable tax credits. Failure to meet these requirements on future renewable projects could result in a significant reduction in the amount of renewable tax credits, which could adversely impact our financial condition and results of operations.

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

Actions related to global climate change and reducing greenhouse gas (GHG) emissions could negatively impact us - Regulators, customers and investors continue to raise concerns about climate change and GHG emissions. National regulatory action and international regulatory actions continue to evolve. We are focused on executing a long-term strategy to deliver safe, reliable and affordable energy with lower carbon dioxide (CO2) emissions independent of changing policies and political landscape. However, it is unclear how these climate change concerns will ultimately impact us. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce CO2 emissions on a voluntary-basis, including faster adoption of lower CO2 emitting technologies and management of excess renewable energy credits. The timing and pace to fully achieve decarbonization is also contingent on the future development of technologies to reliably store and manage electricity, as well as electrification of other economic sectors. The EPA’s approach and timing for implementing rules to regulate CO2 emissions at fossil-fuel fired electric generating units remains undecided and subject to litigation and could change in the current Presidential Administration. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Potential future requirements to reduce CO2, methane and other GHGs from the energy and manufacturing sectors could affect our operations in various ways. Regulation or legislation mandating CO2 emissions reductions or other clean energy standards affecting utility companies could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with transition to a lower-carbon economy that may extend to our supply chain and natural gas operations. Regulation of oil and gas production could affect our upstream supply of natural gas for electricity generation and to provide directly to our residential and business customers from our local distribution company. This could result in rapid increased demand for alternative non-fossil energy sources and economy-wide electrification. Changes to regional and local climate trends such as the frequency, seasonality, and severity of weather conditions could directly and indirectly impact our company. Acute and chronic physical risks could disrupt our operations or affect our property. Furthermore, it could affect the timing of peak demand and overall energy consumption of our customers. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations and these could have a material adverse impact on our financial condition and results of operations.

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a workforce that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. We have seen an increase in retirements due to our aging workforce and the recent impact of rising interest rates on pension plan benefits. The labor market for our employees is very competitive, increasing the likelihood that we may lose critical employees or have difficulty hiring qualified employees for critical roles. Critical employees are being hired at a higher cost. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. The competitive employment market also increases the amounts we pay our employees in critical positions. We are also subject to collective bargaining agreements covering approximately 1,700 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

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

We are subject to risks related to inflation - We have recently experienced a significant increase in inflation. The impact of supply chain disruptions, COVID-19 and other factors continue to create uncertainty in near-term economic conditions, including whether inflation will continue and at what rate. Increases in inflation raise our costs for labor, materials and services. Inflation may also cause interest rates to increase, increasing our cost of capital. Failure to timely recover these increased costs in rates may adversely impact our financial condition and results of operations. Further, increased costs due to inflation will directly and indirectly increase customer costs, which may decrease demand for energy and adversely impact our financial condition and results of operations.

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

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategy is dependent upon our ability to access the capital markets. We have forecasted capital expenditures of approximately $8 billion over the next four years. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our businesses. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Increases in interest rates will cause the cost of capital to increase and may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2022, IPL’s and WPL’s facilities by primary fuel type were as follows:

IPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	528
Emery Generating Station (Units 1-3); Mason City, IA	2004	514
Burlington Generating Station (Unit 1); Burlington, IA	1968	162
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	141
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	99
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	32
Total Gas		1,476
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200
English Farms (69 Units); Poweshiek Co., IA	2019	172
Richland (53 Units); Sac Co., IA	2020	131
Franklin County (60 Units); Franklin Co., IA	2012	99
Total Wind		1,302
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	309
Lansing Generating Station (Unit 4); Lansing, IA	1977	146
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	158
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	137
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	31
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	29
Total Coal		810
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	63
Total Oil		63
Dubuque Solar Facility; Dubuque, IA	2017	5
Marshalltown Solar Facility; Marshalltown, IA	2020	3
Total Solar		8
Battery Storage; Decorah, Wellman and Marshalltown, IA	2019-2021	4
Total Battery Storage		4
Total capacity		3,663

WPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	438
West Riverside Energy Center (Units 1-3); Beloit, WI (f)	2020	436
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	289
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (g)	1994	162
Total Gas		1,325
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201
Kossuth (56 Units); Kossuth Co., IA	2020	152
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (h)	2008	59
Total Wind		480
Columbia Energy Center (Units 1-2); Portage, WI (i)	1975-1978	584
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	356
Total Coal		940
Wood County Solar Facility, Wood Co., WI	2022	150
Bear Creek Solar Facility, Richland Co., WI	2022	50
North Rock Solar Facility, Rock Co., WI	2022	50
West Riverside Solar Facility, Beloit, WI (j)	2021	4
Customer- and Community-hosted Solar; various locations in WI	2021-2022	4
Total Solar		258
Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	1914-1940	13
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	1926-1939	6
Total Hydro		19
Battery Storage; Portage, WI	2022	5
Total Battery Storage		5
Total capacity		3,027

(a)Based on the accredited generating capacity included in MISO’s resource adequacy process for the planning period from June 2022 through May 2023, except for wind facilities, solar facilities and battery storage, which are based on nameplate capacity.
(b)Represents IPL’s 48% ownership interest, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest, which is operated by MidAmerican Energy Company.
(e)Represents IPL’s 4% ownership interest, which is operated by MidAmerican Energy Company.
(f)Represents WPL’s 91% ownership interest, which is operated by WPL.
(g)Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.
(h)Represents WPL’s 42.64% ownership interest, which is operated by Invenergy Services, LLC.
(i)Represents WPL’s 53.5% ownership interest, which is operated by WPL.
(j)Represents WPL’s 91% ownership interest, which is operated by WPL.

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

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2022 consisted primarily of a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2022 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The Sheboygan Falls Energy Facility was accredited with 291 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2022 through May 2023.

Travero - Includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; and a rail-served warehouse in Iowa.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT EXECUTIVE OFFICERS
The executive officers of Alliant Energy, IPL and WPL for which information must be included are the same; however, different positions may be held at the various registrants. None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL announced as of the date of this filing are as follows:

Name	Age as of Filing Date	Registrant	Positions
John O. Larsen	59	Alliant Energy	Mr. Larsen has served as a director since February 2019, and as Chair of the Board, President and Chief Executive Officer (CEO) since July 2019. He previously served as President and Chief Operating Officer (COO) since January 2019, and as President from January 2018 to January 2019. Mr. Larsen’s service as President will end in February 2023 with the effectiveness of Ms. Barton’s appointment.
		IPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chair of the Board since July 2019. He previously served as Senior Vice President (VP) since February 2014. Mr. Larsen’s service as CEO will end in February 2023 with the effectiveness of Ms. Barton’s appointment.
		WPL	Mr. Larsen has served as CEO since January 2019, as a director since February 2019, and as Chair of the Board since July 2019. He previously served as President since December 2010. Mr. Larsen’s service as CEO will end in February 2023 with the effectiveness of Ms. Barton’s appointment.
Lisa M. Barton	57	Alliant Energy	Ms. Barton was selected to become President and COO effective February 27, 2023. She previously served as Executive VP and COO of American Electric Power Company, Inc. (AEP) from January 2021 to November 2022, Executive VP - Utilities of AEP from January 2020 to December 2020, and as Executive VP - Transmission of AEP from 2011 to 2019.
		IPL and WPL	Ms. Barton was selected to become CEO effective February 27, 2023.
Robert J. Durian	52	Alliant Energy, IPL and WPL	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019; and as Senior VP, CFO and Treasurer from January 2018 to February 2019.

Name	Age as of Filing Date	Registrant	Positions
David A. de Leon	60	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019. He previously served as VP since April 2017.
		WPL	Mr. de Leon has served as President since January 2019. He previously served as VP since April 2017.
Terry L. Kouba	64	Alliant Energy and WPL	Mr. Kouba has served as Senior VP since January 2019. He previously served as VP since February 2014.
		IPL	Mr. Kouba has served as President since January 2019. He previously served as VP since February 2014.
Michael Luhrs	50	Alliant Energy, IPL and WPL	Mr. Luhrs has served as Senior VP since April 2022. He previously was with Duke Energy, Inc. as VP - Integrated Grid Strategy and Solutions from 2021 to 2022, VP - Market Strategy and Solutions from 2019 to 2021, and as VP - Retail Programs from 2013 to 2018.
Benjamin M. Bilitz	48	Alliant Energy, IPL and WPL	Mr. Bilitz has served as Chief Accounting Officer and Controller since December 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2022 was $55.21.

Shareowners - At December 31, 2022, there were 21,556 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2022, Alliant Energy announced an increase in its targeted 2023 annual common stock dividend to $1.81 per share, which is equivalent to a quarterly rate of $0.4525 per share, beginning with the February 2023 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2022 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	5,101	$50.28	—	N/A
November 1 to November 30	3,224	53.66	—	N/A
December 1 to December 31	43	55.30	—	N/A
	8,368	51.61	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2022 compared to 2021. Refer to MDA in the combined 2021 Form 10-K for details on certain financial information for 2021 compared to 2020.

OVERVIEW

Mission, Purpose and Strategy
Alliant Energy’s mission is to deliver affordable energy solutions and exceptional service that its customers and communities count on - affordably, safely, reliably, and sustainably. This mission aligns with Alliant Energy’s purpose - to serve customers and build stronger communities - which guides it through the ever-changing dynamics of the economy and the energy industry. Alliant Energy takes its responsibility as a corporate citizen seriously and remains a careful steward of the environment and supports the communities in its service territories. Alliant Energy’s mission and purpose is supported by a strategy focused on meeting the evolving expectations of customers while providing an attractive return for investors, and pursuing emerging technologies and safe, sustainable methods of energy production. This strategy includes the following key elements:

Providing affordable energy solutions to customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.

Key Highlights -
•Alliant Energy’s Clean Energy Blueprint, also known as its cleaner energy strategy, continues to add clean energy resources in Iowa and Wisconsin, which directly reinvests in the communities Alliant Energy serves through the addition of skilled jobs, economic development and increased tax revenue. The execution of Alliant Energy’s strategy is expected to result in cost benefits for its utility customers by continuing to add renewable energy projects that generate fuel cost benefits and renewable tax credits that are provided to its electric customers. Alliant Energy, IPL and WPL currently expect to utilize various provisions of the Inflation Reduction Act of 2022 to enhance the tax benefits expected from their announced solar and battery storage projects, including transferring certain future tax credits from such projects to other corporate taxpayers.
•In 2022, Alliant Energy’s wind generation was the highest in its history, which resulted in renewable tax credits and fuel cost savings for its customers.
•Reductions in Iowa corporate income tax rates resulting from tax reform enacted in March 2022 are expected to provide cost benefits to IPL’s customers in the future.
•IPL maintaining flat base rates for its retail electric and gas customers in 2021 and 2022.
•IPL’s renewable energy rider became effective February 26, 2020, which allows for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs incurred to fund IPL’s 1,000 MW of wind EGUs placed in service in 2019 and 2020, and related tax benefits, including production tax credits, that are provided to its electric customers.
•Providing $35 million of billing credits to IPL’s retail electric customers beginning in the third quarter of 2020 through June 2021, largely driven by Federal Tax Reform benefits for customers.
•Significant fuel cost reductions achieved in 2021 and 2022 as a result of shortening the term of IPL’s DAEC PPA by 5 years.
•Issuance of new long-term debt at historically low interest rates for IPL ($300 million of 3.1% senior debentures due 2051) and WPL ($300 million of 1.95% green bonds due 2031) in 2021, and WPL ($600 million of 3.95% green bonds due 2032) in 2022.
•Redemption of IPL’s 5.1% cumulative preferred stock in 2021.
•Levelized cost recovery mechanism for the remaining net book value of Edgewater Unit 5, which helps reduce customer costs in 2022 and 2023.

Making customer-focused investments - Alliant Energy’s strategic priorities include making significant customer-focused investments toward cleaner energy and resilient and sustainable customer solutions. Alliant Energy’s strategy drives a capital allocation process focused on: 1) transitioning its generation portfolio to meet the growing interest of customers for reliable and sustainable sources of energy, 2) upgrading its electric and gas distribution systems to strengthen safety and resiliency, as well as enable distributed energy solutions in its service territories, and 3) enhancing its customers’ and employees’ experience with evolving technology and greater flexibility.

Key Highlights (refer to “Customer Investments” for details) -
•Planned development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022-2024, approximately 275 MW of battery storage at WPL with in-service dates in 2024 and 2025, approximately 400 MW of solar generation at IPL with in-service dates in 2023 and 2024, and approximately 75 MW of battery storage at IPL with in-service dates in 2024. In addition, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, including repowering of existing wind farms and additional solar generation and distributed energy resources, including community solar and energy storage systems.
•Plans to construct and/or acquire additional renewable, battery and natural gas resources to meet the requirements of MISO’s new seasonal resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the 2023/2024 MISO Planning Year.
•WPL’s completion of new solar generation in Wisconsin in 2022, including 150 MW in Wood County, 50 MW in Richland County, and 50 MW in Rock County.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development in the communities it serves.

Key Highlights -
•Alliant’s Energy’s economic development efforts resulted in being named a Top Utility in Economic Development by Site Selection Magazine for the fourth year in a row, and in 2022 being awarded the Chairman’s Award for Workforce Development Leadership by the Center for Energy Workforce Development.
•Alliant Energy continues to partner with its commercial and industrial customers to help develop renewable solutions to enhance their sustainability initiatives, including planned solar facilities in Iowa and Wisconsin.
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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2022		2021
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$690	$2.74	$632	$2.52
ATC Holdings	29	0.12	31	0.12
Non-utility and Parent	(33)	(0.13)	(4)	(0.01)
Alliant Energy Consolidated	$686	$2.73	$659	$2.63

Alliant Energy’s Utilities and Corporate Services net income increased by $58 million in 2022 compared to 2021. The increase was primarily due to higher revenue requirements and AFUDC from WPL capital investments and higher electric and gas margins, including the impacts of temperatures. These items were partially offset by higher depreciation expense.

Alliant Energy’s Non-utility and Parent net income decreased by $29 million in 2022 compared to 2021, primarily due to higher financing expense and the impact of the Iowa state income tax rate change.

Operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Operating income	$928	$795	$453	$460	$452	$308
Electric utility revenues	$3,421	$3,081	$1,859	$1,752	$1,562	$1,329
Electric production fuel and purchased power expenses	(830)	(642)	(383)	(295)	(447)	(347)
Electric transmission service expense	(573)	(537)	(407)	(367)	(166)	(170)
Utility Electric Margin (non-GAAP)	2,018	1,902	1,069	1,090	949	812
Gas utility revenues	642	456	351	265	291	191
Cost of gas sold	(389)	(258)	(206)	(149)	(183)	(109)
Utility Gas Margin (non-GAAP)	253	198	145	116	108	82
Other utility revenues	49	49	46	46	3	3
Non-utility revenues	93	83	—	—	—	—
Other operation and maintenance expenses	(704)	(676)	(369)	(362)	(278)	(268)
Depreciation and amortization expenses	(671)	(657)	(381)	(375)	(283)	(276)
Taxes other than income tax expense	(110)	(104)	(57)	(55)	(47)	(45)
Operating income	$928	$795	$453	$460	$452	$308

Operating Income Variances - Variances between periods in operating income for 2022 compared to 2021 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$116	($21)	$137
Total higher utility gas margin variance (Refer to details below)	55	29	26
Total higher other operation and maintenance expenses variance (Refer to details below)	(28)	(7)	(10)
Total higher depreciation and amortization expense	(14)	(6)	(7)
Other	4	(2)	(2)
	$133	($7)	$144

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2022	2021	2022	2021	2022	2021	2022	2021
Alliant Energy
Retail	$3,019	$2,771	25,409	25,432	$588	$413	55,021	48,179
Sales for resale:
Wholesale	233	187	2,866	2,787	N/A	N/A	N/A	N/A
Bulk power and other	111	56	3,734	3,018	N/A	N/A	N/A	N/A
Transportation/Other	58	67	62	71	54	43	104,812	99,179
	$3,421	$3,081	32,071	31,308	$642	$456	159,833	147,358
IPL
Retail	$1,747	$1,633	14,270	14,283	$317	$237	28,492	24,881
Sales for resale:
Wholesale	64	57	771	738	N/A	N/A	N/A	N/A
Bulk power and other	13	17	1,401	1,069	N/A	N/A	N/A	N/A
Transportation/Other	35	45	33	35	34	28	43,264	40,738
	$1,859	$1,752	16,475	16,125	$351	$265	71,756	65,619
WPL
Retail	$1,272	$1,138	11,139	11,149	$271	$176	26,529	23,298
Sales for resale:
Wholesale	169	130	2,095	2,049	N/A	N/A	N/A	N/A
Bulk power and other	98	39	2,333	1,949	N/A	N/A	N/A	N/A
Transportation/Other	23	22	29	36	20	15	61,548	58,441
	$1,562	$1,329	15,596	15,183	$291	$191	88,077	81,739

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes were unchanged in 2022 compared to 2021 primarily due to increases in sales volumes to residential and commercial customers caused by changes in temperatures, offset by decreases in sales volumes to industrial customers caused by maintenance outages and labor-related disruptions at certain large customers. Alliant Energy’s retail gas sales volumes increased 14% in 2022 compared to 2021, primarily due to changes in temperatures and increases in the number of retail gas customers.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures were as follows (in millions):

	Electric Margins		Gas Margins
	2022	2021	2022	2021
IPL	$16	$12	$5	($1)
WPL	10	7	2	(2)
Total Alliant Energy	$26	$19	$7	($3)

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL due to increasing rate base (a)	$121	$—	$121
Higher revenues at IPL due to changes in credits on customers’ bills related to excess deferred income tax benefits amortization through the tax benefit rider (offset by changes in income taxes)	11	11	—
Estimated changes in sales volumes caused by temperatures	7	4	3
Lower revenues at IPL related to changes in the renewable energy rider (mostly offset by changes in income taxes caused by higher production tax credits)	(37)	(37)	—
Other (includes higher wholesale margins at WPL)	14	1	13
	$116	($21)	$137

(a)In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain stakeholders. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 compared to 2021, and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. Retail electric rate changes were effective on January 1, 2022 and extend through the end of 2023. Retail gas rate changes were effective on January 1, 2022 and extended through the end of 2022. The higher fuel expense costs are recognized in electric margin and the lower amount of excess deferred income tax benefits is recognized as an increase in income tax expense.

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$17	$17	$—
Higher revenue requirements at WPL due to increasing rate base (refer to (a) above)	17	—	17
Estimated changes in sales volumes caused by temperatures	10	6	4
Other (includes higher sales in 2022)	11	6	5
	$55	$29	$26

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	($15)	($15)	$—
Non-utility Travero (mostly offset by higher revenues)	(9)	—	—
Other	(4)	8	(10)
	($28)	($7)	($10)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2022 and 2021, and higher interest rates	($48)	($9)	($16)
Lower equity income from unconsolidated investments, net (refer to Note 6 for details of a reduction recorded in 2022 related to the MISO return on equity complaint)	(11)	—	—
Higher AFUDC primarily due to changes in CWIP balances related to WPL’s solar generation	35	2	33
Other (refer to Note 13(a) for details of IPL’s qualified pension plan settlement losses)	(1)	(5)	3
	($25)	($12)	$20

Income Taxes - Refer to Note 12 for details of effective income tax rates, including the impact of Iowa tax reform in 2022.

Preferred Dividend Requirements of IPL - Refer to Note 8 for details of the redemption of IPL’s 5.1% cumulative preferred stock in 2021, including a $5 million non-cash charge recorded in 2021 related to this transaction.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $250 million of common stock in 2023 through the distribution agreement for the sale from time to time of up to $225 million of common stock that was executed in December 2022, and its Shareowner Direct Plan. Alliant Energy and its subsidiaries currently expect to issue up to $1.2 billion of long-term debt in 2023. AEF has $400 million of long-term debt maturing in 2023.
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
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2023 compared to 2022 due to financings completed in 2022 and planned in 2023 as discussed above, as well as expected higher interest rates.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward cleaner energy and resilient and sustainable customer solutions. These priorities include:

Clean Energy Blueprint
Alliant Energy has developed a Clean Energy Blueprint, or its cleaner energy strategy, as a guide to meet customer demand for affordable, safe, reliable and sustainable energy in Iowa and Wisconsin. This strategy includes the planned development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022-2024, approximately 275 MW of battery storage at WPL with in-service dates in 2024 and 2025, approximately 400 MW of solar generation at IPL with in-service dates in 2023 and 2024 and approximately 75 MW of battery storage at IPL with in-service dates in 2024. In order to support reliable and sustainable energy and meet the MISO’s new seasonal resource adequacy requirements, Alliant Energy, IPL and WPL continue to evaluate additional opportunities for renewable generation, distributed energy resources and natural gas resources, as well as repower existing wind farms. Estimated capital expenditures for these planned projects for 2023 through 2026 are included in the “Renewables and battery storage” line in the construction and acquisition table in “Liquidity and Capital Resources.” These estimates include current expectations for higher costs for various projects, as supply constraints and commodity inflation continue to be prevalent in the solar market. In addition, Alliant Energy completed the construction and acquisition of approximately 1,200 MW of wind generation in aggregate (approximately 1,000 MW at IPL and approximately 200 MW at WPL) from 2018 through 2020.

WPL’s Solar Generation and Distributed Energy Resources - In June 2021, WPL received an order from the PSCW for its first CA authorizing WPL to acquire, own, and operate 675 MW of new solar generation in the following Wisconsin counties: Grant (200 MW), Sheboygan (150 MW), Wood (150 MW), Jefferson (75 MW), Richland (50 MW) and Rock (50 MW). In June 2022, WPL received an order from the PSCW for its second CA authorizing WPL to acquire, construct, own, and operate up to 414 MW of new solar generation in the following Wisconsin counties: Dodge (150 MW), Waushara (99 MW), Rock (65 MW), Grant (50 MW) and Green (50 MW). The Wood, Richland and Rock County projects were placed in service in 2022, and the remaining projects in the first and second CAs are expected to be placed in service in 2023 and 2024. The 1,089 MW of new solar generation is expected to replace energy and capacity being eliminated with the planned retirements of the coal-fired Edgewater Generating Station (414 MW) by June 1, 2025, and Columbia Units 1 and 2 (595 MW in aggregate) by June 1, 2026, which are the last coal-fired EGUs at WPL. The retirement of these coal-fired EGUs supports Alliant Energy’s strategy, which is focused on meeting its customers’ energy needs in an affordable, safe, reliable and sustainable manner.

In September 2022, WPL filed a request with the PSCW for approval to construct, own and operate 175 MW of battery storage, with 100 MW and 75 MW at the Grant County and Wood County solar projects, respectively, with in-service dates in 2024. In January 2023, WPL filed a request with the PSCW for approval to construct, own and operate approximately 99 MW of battery storage at the Edgewater Generating Station, with an in-service date in 2025.

IPL’s Solar Generation and Distributed Energy Resources - In November 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation with in-service dates in 2023 and 2024 and 75 MW of battery storage in 2024. The advance rate-making principles filing included requests for a fixed cost cap, including AFUDC and transmission upgrade costs among other costs, and a return on common equity of 11.40%, and proposed that a portion of the construction be financed by tax equity partners. In September 2022, IPL provided the IUB with a summary of the Inflation Reduction Act of 2022, as well as an economic analysis indicating full ownership for these planned solar and battery storage projects is currently expected to result in more cost benefits for its customers compared to previous plans to utilize tax equity financing.

In November 2022, the IUB denied these advance rate-making principles filings and IPL requested reconsideration of the IUB’s decision. In December 2022, the IUB issued an order granting reconsideration of 200 MW of solar generation, and denied reconsideration of the other 200 MW of solar generation and 75 MW of battery storage. In January 2023, IPL filed additional information with the IUB related to the 400 MW of solar generation and 75 MW of battery storage, including a revised fixed cost cap of $1,845/kilowatt, based on updated materials, labor and shipping costs. In addition, IPL filed a request for judicial review in January 2023 regarding the denial of advance rate-making principles for the other 200 MW of solar generation and 75 MW of battery storage. In February 2023, the IUB issued an order stating that it will not issue a decision on the advance rate-making principles for the 200 MW of solar that was granted reconsideration until it receives clarity regarding its authority to issue the advance rate-making principles while the judicial review is also pending. IPL believes these solar generation and battery storage projects are in the best interests of its customers, and if advance rate-making principles are not approved by the IUB or approval by the IUB is expected to be delayed, IPL may decide to proceed with constructing the solar generation and battery storage subject to other applicable approvals (such as a GCU Certificate), and seek recovery in future rate reviews.

The 400 MW of new solar generation and 75 MW of battery storage would help replace a portion of the energy and capacity expected to be eliminated with the planned retirement of the coal-fired Lansing Generating Station (275 MW) in the first half of 2023 and the reduction of energy and capacity resulting from the December 2021 fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas. In addition, IPL’s plans include additional renewables and distributed energy resources, including community solar and energy storage systems, to add energy and capacity.

New MISO Seasonal Resource Adequacy Process - In August 2022, FERC approved MISO’s proposal to change its resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the 2023/2024 MISO Planning Year, to help ensure the reliability of electricity in the MISO region. The process will change from the current Summer-based annual construct to four distinct seasons to help ensure the continued reliability of the electric transmission grid throughout each year. FERC’s approval also establishes planning reserve margin requirements for all market participants on a seasonal basis and determines a seasonal accredited capacity value for certain classes of generating resources, including higher accredited capacity for wind generation during the Spring, Fall and Winter seasons and higher accredited capacity for solar generation during the Summer season. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, but plan to construct and/or acquire additional renewable, battery and natural gas resources to meet the requirements of the new seasonal resource adequacy process and have reflected the estimated capital expenditures for these projects in the “Renewables and battery storage” and “Other” Generation lines in the construction and acquisition table in “Liquidity and Capital Resources.”

WPL’s West Riverside Natural Gas-fired Generating Station - In 2020, WPL completed the construction of West Riverside, a 723 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin. WPL entered into agreements with neighboring utilities and electric cooperatives that provide each of them options to purchase a partial ownership interest in West Riverside. The purchase price for such options is based on the ownership interest acquired and the net book value of West Riverside on the date of the purchase. The timing and ownership amount of the options are as follows:

Counterparty	Option Amount and Timing
Wisconsin Public Service Corporation (WPSC)	100 MW were exercised January 2022 and are pending PSCW approval; additionally, up to 100 MW may be exercised prior to May 16, 2024 subject to PSCW approval (a)
Madison Gas and Electric Company (MGE)	25 MW were exercised January 2022 and approved by the PSCW in December 2022; additionally, up to 25 MW may be exercised prior to May 16, 2025 subject to PSCW approval
Electric cooperatives	Approximately 60 MW were acquired January 2018

(a)Upon WPSC’s exercise of its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that either WPSC or its affiliated utility, Wisconsin Electric Power Company, places in service prior to May 2030.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs in the next several years. IPL currently expects to retire the coal-fired Lansing Generating Station (275 MW) in the first half of 2023, and fuel switch or retire Prairie Creek Units 1 and 3 (65 MW in aggregate) by December 31, 2025. WPL currently expects to retire the coal-fired Edgewater Generating Station (414 MW) by June 1, 2025, and Columbia Units 1 and 2 (595 MW in aggregate) by June 1, 2026. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on these EGUs.

Environmental Stewardship - Alliant Energy’s environmental stewardship is focused on meeting its customers’ energy needs affordably, safely, reliably and sustainably. Alliant Energy proactively considers future environmental compliance requirements and proposed regulations in its planning, decision-making, construction and ongoing operations activities. Alliant Energy is focused on executing a long-term strategy to deliver reliable and affordable energy with lower emissions independent of changing policies and political landscape. To achieve these long-term goals, Alliant Energy will transition away from coal-fired EGUs by incorporating renewable energy, distributed energy resources, energy efficiency, demand response, natural gas-fired EGUs and other technologies such as energy storage. Alliant Energy’s voluntary environmental-related goals and achievements include the following:

•Exceeded its 2020 targets by reducing air emissions for sulfur dioxide by over 90%, nitrogen oxides by over 80% and mercury by over 90% from 2005 levels.
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

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving reliability and resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2023 through 2026 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Fiber Optic Telecommunication Network - Alliant Energy is currently installing fiber optic routes between its facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network focused on less densely populated rural areas among financially disadvantaged customers and communities.

Gas Pipeline Expansion - IPL and WPL currently expect to make investments to extend various gas distribution systems to provide natural gas to unserved or underserved areas in their service territories.

Gas Pipeline Safety - The Pipeline and Hazardous Materials Safety Administration published various final rules from 2019 through 2022 that updated safety requirements for gas transmission pipelines, and updated procedures were implemented to address these rules. Plans to address certain requirements for specific pipelines were developed and implemented, with identified remediation efforts to be completed by July 2035. In anticipation of these rule changes, Alliant Energy, IPL and WPL have been proactively replacing certain of IPL’s transmission pipelines, making modifications to certain of WPL’s transmission pipelines, and updating practices for assessment and operation of these pipelines. Alliant Energy, IPL, and WPL also continue to evaluate the impact of these final rules and resulting remediation plans on their financial condition and results of operations.

Technology - Alliant Energy, IPL and WPL currently plan to make investments in technology to enhance productivity and efficiency through automation, customer self-service and telework. Estimated capital expenditures for expected and current technology projects for 2023 through 2026 are included in the “Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Non-utility business - Alliant Energy continues to explore growth of its Travero businesses and other limited scope opportunities outside of, but complementary to, Alliant Energy’s core utility business. This non-utility strategy continues to evolve through exploration of modest strategic opportunities that are accretive to earnings and cash flows.

RATE MATTERS

Rate Reviews
Retail Base Rate Filings - Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred to provide electric and gas service to retail customers. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

WPL’s Retail Electric and Gas Rate Reviews (2022/2023 Forward-looking Test Period) - In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain stakeholders. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the PSCW authorized WPL to receive a recovery of and a return on the remaining net book value of Edgewater Unit 5 through 2023. Retail electric rate changes were effective on January 1, 2022 and extend through the end of 2023. Retail gas rate changes were effective from January 1, 2022 through the end of 2022.

In December 2022, the PSCW issued an order authorizing an additional annual base rate increase of $9 million for WPL’s retail gas customers, covering the 2023 forward-looking Test Period, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. These retail gas rate changes were effective on January 1, 2023 and extend through the end of 2023.

WPL’s settlement extends, with certain modifications, an earnings sharing mechanism through 2023. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.25% during the 2022/2023 Test Period. WPL must defer 50% of its excess earnings between 10.25% and 10.75%, and 100% of any excess earnings above 10.75%. Through 2023, any such deferral is required to be offset against the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by June 1, 2025.

WPL’s Retail Fuel-related Rate Filing (2021 Forward-looking Test Period) - In August 2022, the PSCW authorized WPL to collect $37 million in 2023 from its retail electric customers, plus interest, for an under-collection of fuel-related costs incurred by WPL in 2021 that were higher than fuel-related costs used to determine rates for such period.

WPL’s Retail Fuel-related Rate Filing (2023 Forward-looking Test Period) - In December 2022, the PSCW authorized WPL to collect $47 million in higher rates in 2023 from its retail electric customers to reflect an increase in expected fuel-related costs for 2023 compared to WPL’s approved 2022 fuel-related costs.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (2020 Test Period)
Marshalltown (b)	IUB	$559	11.00%	51.0%	2/26/2020
Emery (b)	IUB	165	12.23%	51.0%	2/26/2020
Whispering Willow - East (b)	IUB	163	11.70%	51.0%	2/26/2020
Renewable energy rider (c)	IUB	1,577	10.10%	51.0%	4/15/2022
Other (b)	IUB	3,767	9.50%	51.0%	2/26/2020
IPL Retail Gas (2020 Test Period) (b)	IUB	557	9.60%	51.0%	1/10/2020
IPL Wholesale Electric	FERC	162	10.97%	51.0%	1/1/2022
WPL Retail Electric and Gas
Electric (2023 Test Period) (d)	PSCW	4,573	10.00%	54.1%	1/1/2023
Gas (2023 Test Period) (d)	PSCW	471	10.00%	54.1%	1/1/2023
WPL Wholesale Electric	FERC	424	10.90%	55.0%	1/1/2022

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

Planned Rate Reviews - WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2023 for the 2024/2025 forward-looking Test Period. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage. Any rate changes granted from this pending request are expected to be effective on January 1, 2024, with a decision from the PSCW expected by the end of 2023.

IPL currently expects to file a retail electric and gas rate review with the IUB by the first half of 2024. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage.

LEGISLATIVE MATTERS

In August 2022, the Inflation Reduction Act of 2022 was enacted. The most significant provisions of the new legislation for Alliant Energy, IPL and WPL relate to a 10-year extension of tax credits for clean energy projects, a new production tax credit eligible for solar projects, a new stand-alone investment tax credit for battery storage projects and the right to transfer future renewable credits to other corporate taxpayers. The new legislation also includes a requirement for corporations with income over $1 billion to pay a 15% minimum tax; however, Alliant Energy is currently below this income level. Alliant Energy, IPL and WPL currently expect to utilize various provisions of the new legislation to enhance the tax benefits expected from their announced solar and battery storage projects, including transferring the future tax credits from such projects to other corporate taxpayers and opting to retain full ownership of such projects instead of financing a portion of the projects with tax equity partners. Compared to previous plans to utilize tax equity financing, the impact of these changes is expected to result in more cost benefits for IPL's and WPL's customers, higher rate base amounts, additional financing needs expected to be satisfied with additional long-term debt and common stock issuances, and improvements in long-term cash flows over the life of the solar and battery storage projects.

Refer to Note 12 for discussion of Iowa tax reform enacted in March 2022.

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

Liquidity Position - At December 31, 2022, Alliant Energy had $20 million of cash and cash equivalents, $358 million ($148 million at the parent company, $100 million at IPL and $110 million at WPL) of available capacity under the single revolving credit facility and $30 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with the authorized levels approved by regulators. Capital structures as of December 31, 2022 were as follows (Common Equity (CE); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Cash, cash equivalents and restricted cash, January 1	$40	$56	$34	$50	$2	$3
Cash flows from (used for):
Operating activities	486	582	83	153	299	371
Investing activities	(933)	(728)	215	91	(1,033)	(716)
Financing activities	431	130	(317)	(260)	737	344
Net increase (decrease)	(16)	(16)	(19)	(16)	3	(1)
Cash, cash equivalents and restricted cash, December 31	$24	$40	$15	$34	$5	$2
Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Timing of WPL’s fuel-related cost recoveries from retail electric customers	($80)	$—	($80)
Changes in the sales of accounts receivable at IPL	(41)	(41)	—
Changes in interest payments	(39)	(10)	(10)
Changes in levels of production fuel	(19)	(16)	(3)
Changes in levels of gas stored underground	(15)	—	(15)
Lower (higher) contributions to qualified defined benefit pension plans	(13)	(33)	18
Changes in income taxes paid/refunded	(3)	(11)	(18)
Higher collections from WPL’s retail electric and gas base rate increases	121	—	121
Changes in cash collateral and deposit balances at Corporate Services	38	—	—
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	17	10	7
Timing of intercompany payments and receipts	—	7	(26)
Other (primarily due to other changes in working capital)	(62)	24	(66)
	($96)	($70)	($72)

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2022	2021
IPL	$36	$47
WPL	(56)	(38)
Other subsidiaries	14	(12)
Alliant Energy	($6)	($3)

Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments over the next few years based on their current credit carryforward positions; however, some tax payments and refunds may occur for state taxes and between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 12 for discussion of the carryforward positions.

As discussed in “Legislative Matters,” the Inflation Reduction Act of 2022 provides the right to transfer future renewable tax credits to other corporate taxpayers, which is expected to result in future cash flows from operating activities for Alliant Energy, IPL and WPL beginning as early as 2023.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $12 million, $1 million and $10 million of pension plan contributions in 2023, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2022 measurement date. Refer to Note 13(a) for discussion of pension plan contributions in 2022 and the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($322)	$12	($334)
Changes in the amount of cash receipts on sold receivables	96	96	—
Other	21	16	17
	($205)	$124	($317)

(a)Largely due to higher expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions), which are focused on the transition to cleaner energy and strengthening the resiliency and reliability of IPL’s and WPL’s electric grid. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Refer to “Customer Investments” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2023	2024	2025	2026	2023	2024	2025	2026	2023	2024	2025	2026
Generation:
Renewables and battery storage	$900	$1,205	$725	$1,060	$325	$625	$260	$670	$575	$580	$465	$390
Other	100	315	490	335	55	55	70	100	45	260	420	235
Distribution:
Electric systems	550	595	545	535	320	360	300	280	230	235	245	255
Gas systems	80	85	85	85	35	40	40	40	45	45	45	45
Other	220	210	175	180	45	40	45	45	35	30	30	30
	$1,850	$2,410	$2,020	$2,195	$780	$1,120	$715	$1,135	$930	$1,150	$1,205	$955

Renewables and Battery Storage - Alliant Energy, IPL and WPL continue to evaluate potential impacts from cost pressures prevalent in the solar generation and battery storage markets on the timing and estimated costs for IPL’s and WPL’s planned development and acquisition of additional renewable energy, which could impact their anticipated future construction and acquisition expenditures. Refer to “Customer Investments” for further discussion of regulatory filings with the IUB and PSCW related to future renewable and battery storage projects.

West Riverside Options - WPL entered into agreements with neighboring utilities that provide them options to purchase a partial ownership interest in West Riverside. Upon exercise of such options, WPL will receive proceeds from the sale. Refer to “Customer Investments” for additional information, including timing for the actual and potential exercise of options.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2022 compared to 2021 (in millions):

	Alliant Energy	IPL	WPL
Higher (lower) net proceeds from issuance of long-term debt	$738	($300)	$288
Payments to redeem cumulative preferred stock of IPL in 2021	200	200	—
Net changes in the amount of commercial paper outstanding	1	—	75
Higher payments to retire long-term debt	(625)	—	(250)
(Higher) lower common stock dividends	(25)	79	(8)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(50)	285
Other	12	14	3
	$301	($57)	$393

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

State Regulatory Financing Authorizations - In 2017, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2024. In February 2023, WPL received authorization from the PSCW to issue up to $1.2 billion of long-term debt securities in aggregate through December 2025.

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

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors and is dependent upon, among other factors, regulatory limitations, earnings, cash flows, capital requirements and general financial condition of subsidiaries. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Refer to “Results of Operations” for discussion of expected common stock dividends in 2023.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2021 and 2022, and “Results of Operations” for discussion of expected issuances of common stock in 2023.

Short-term Debt - In 2021, Alliant Energy, IPL and WPL entered into a single revolving credit facility agreement, which expires in December 2026 and is discussed in Note 9(a). There are currently 13 lenders that participate in the credit facility, with respective commitments ranging from $20 million to $130 million. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise two extension options, each extending the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2022 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	58%	49%	48%

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

Long-term Debt - Refer to Note 9(b) for discussion of issuances and retirements of long-term debt in 2022 and 2023, and “Results of Operations” for discussion of expected issuances of long-term debt in 2023. In 2021, IPL issued $300 million of 3.1% senior debentures due 2051, and the net proceeds from the issuance were used by IPL to retire its cumulative preferred stock in 2021 and for general corporate purposes. In 2021, WPL issued $300 million of 1.95% green bond debentures due 2031, and an amount in excess of the net proceeds was disbursed for the construction and development of WPL’s wind and solar EGUs.

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

Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa2, respectively, for the senior notes issued by AEF in 2018, 2020 and 2022 (with Alliant Energy as guarantor). Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2023. IPL currently expects to amend and extend the purchase commitment. In 2022 and 2021, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2022, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm and prior divestiture activities. Refer to Note 17(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2022, which include long-term debt maturities in Note 9(b), operating and finance leases in Note 10, capital purchase obligations in Note 17(a), and other purchase obligations in Note 17(b). At December 31, 2022, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 13(a) for anticipated pension and OPEB funding amounts. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2022, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Primary market risk exposures are associated with commodity prices, counterparty credit risk, investment prices and interest rates. Risk management policies are used to monitor and assist in mitigating these market risks and derivative instruments are used to manage some of the exposures related to commodity prices and interest rates. Refer to Notes 1(h) and 15 for further discussion of derivative instruments, and Note 1(g) for details of utility cost recovery mechanisms that significantly reduce commodity risk.

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

Counterparty Credit Risk - Alliant Energy, IPL, and WPL are exposed to credit risk related to losses resulting from counterparties’ nonperformance of their contractual obligations. Alliant Energy, IPL and WPL maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations. Alliant Energy, IPL, and WPL conduct credit reviews for all counterparties and employ credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored, and when necessary, activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase Alliant Energy’s, IPL’s and WPL’s credit risk.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2022, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $11 million, $1 million and $3 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2022.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2022 include estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize federal credit carryforwards prior to their expiration. Refer to Note 12 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2022. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize all of these carryforwards prior to their expiration. Federal credit carryforwards generated from 2004 through 2008 are expected to be utilized within five years of expiration. All other federal credit carryforwards are expected to be utilized more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and/or plant abandonment in 2022 included IPL’s and WPL’s generating units subject to early retirement and WPL’s solar generation projects recently completed and under construction.

Generating Units Subject to Early Retirement - Alliant Energy, IPL and WPL evaluate future plans for their electric generation fleet and have announced the early retirement of certain EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining net book value of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU.

Alliant Energy and IPL concluded that Lansing (expected to be retired in the first half of 2023), and Alliant Energy and WPL concluded that Edgewater Unit 5 (expected to be retired by June 1, 2025) and Columbia Units 1 and 2 (expected to be retired by June 1, 2026), met the criteria to be considered probable of abandonment as of December 31, 2022. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGUs from both its retail and wholesale customers, and as a result, Alliant Energy, IPL and WPL concluded that no impairment was required as of December 31, 2022. Upon retirement of Lansing, which is currently expected in the first half of 2023, IPL anticipates reclassifying the remaining net book value, which was $233 million as of December 31, 2022, from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. Continued recovery of the remaining net book value of Lansing is expected to be addressed in future rate reviews. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2022. Note 3 provides additional details of these assets anticipated to be retired early.

WPL’s Solar Generation Projects Recently Completed and Under Construction - As discussed in “Customer Investments,” WPL previously received authorization from the PSCW to acquire, construct, own and/or operate approximately 1,100 MW of new solar generation, which includes various projects in various Wisconsin counties. In 2022, WPL completed the construction of three solar projects, and the remaining solar projects are currently expected to be placed in service in 2023 and 2024. Alliant Energy and WPL review property, plant and equipment for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If WPL is disallowed recovery of any portion of, or is only allowed a partial return on, the carrying value of the solar generation projects recently completed or under construction, then an impairment charge is recognized.

In July 2021, WPL notified the PSCW that it expected estimated construction costs associated with approximately 675 MW of new solar generation will exceed amounts previously approved by the PSCW by approximately 7-10%. In addition, the prior authorization received from the PSCW for approximately 1,100 MW of new solar generation assumed that a portion of the construction costs would be financed by a tax equity partner. Following the enactment of the Inflation Reduction Act of 2022, WPL determined that retaining full ownership of the approximately 1,100 MW of new solar generation is expected to result in more cost benefits for its customers. Alliant Energy and WPL no longer expect their solar generation project construction costs to be financed with capital from tax equity partners, which would result in higher rate base amounts compared to those previously approved by the PSCW for WPL’s planned approximately 1,100 MW of solar generation. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of December 31, 2022 given construction costs were reasonably and prudently incurred and full ownership of WPL’s planned solar generation is expected to result in more cost benefits for WPL's customers.

Unbilled Revenues - Unbilled revenues are primarily associated with utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue is based on estimates of daily system demand volumes, customer usage by class, temperature impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on results of operations. As of December 31, 2022, unbilled revenues related to Alliant Energy’s utility operations were $247 million ($132 million at IPL and $115 million at WPL).

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2022	Impact on 2023 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2022	Impact on 2023 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$87	$6	$13	$—
1% change in expected rate of return	N/A	7	N/A	1
IPL
1% change in discount rate	40	3	5	—
1% change in expected rate of return	N/A	3	N/A	1
WPL
1% change in discount rate	39	3	5	—
1% change in expected rate of return	N/A	3	N/A	—

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

Effective January 1, 2020 upon the adoption of the new accounting standard for credit losses, certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies. These estimates require significant judgment and result in recognition of a credit loss liability sooner than the previous accounting standards, which required recognition when the contingency became probable and could be reasonably estimated based on then currently available information. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of December 31, 2022, Alliant Energy currently estimates the exposure to be a portion of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, the creditworthiness of the other partners, Whiting Petroleum’s emergence from bankruptcy in the third quarter of 2020 as well as subsequent bankruptcy developments, payments by Whiting Petroleum related to abandonment obligations, forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy, and Whiting Petroleum’s business combination with Oasis Petroleum Inc. in the third quarter of 2022. Note 1(l) provides discussion of the adoption of the new accounting standard for credit losses.

Note 17 provides further discussion of contingencies assessed at December 31, 2022 that may have a material impact on financial condition and results of operations, including various pending legal proceedings, guarantees and indemnifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Alliant Energy Corporation, through its wholly-owned subsidiaries Interstate Power and Light Company and Wisconsin Power and Light Company, is subject to rate regulation by the Federal Energy Regulatory Commission and the respective state commissions in Iowa and Wisconsin (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2022, the Company had a recorded consolidated regulatory assets balance of $2,046 million and regulatory liabilities balance of $1,324 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of recovery in future customer rates for regulatory assets and the likelihood of a probable refund to customers or reduction in future customer rates for regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained the Company’s analysis supporting the probability of recovery for regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery in future customer rates or represent a probable refund to customers or reduction in future customer rates.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders issued by the regulatory agencies for the Company and other relevant public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by certain stakeholders, and other publicly available information to assess the likelihood of recovery in future customer rates based on precedents of the regulatory agencies’ treatment of similar costs under similar circumstances. We evaluated the external information and whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

•We inquired of management about property, plant, and equipment, net that may be abandoned. We inspected minutes of the board of directors and other committees of the Company, regulatory orders and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of an abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2023

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,421	$3,081	$2,920
Gas utility	642	456	373
Other utility	49	49	49
Non-utility	93	83	74
Total revenues	4,205	3,669	3,416
Operating expenses:
Electric production fuel and purchased power	830	642	652
Electric transmission service	573	537	449
Cost of gas sold	389	258	182
Other operation and maintenance	704	676	670
Depreciation and amortization	671	657	615
Taxes other than income taxes	110	104	108
Total operating expenses	3,277	2,874	2,676
Operating income	928	795	740
Other (income) and deductions:
Interest expense	325	277	275
Equity income from unconsolidated investments, net	(51)	(62)	(61)
Allowance for funds used during construction	(60)	(25)	(55)
Other	6	5	14
Total other (income) and deductions	220	195	173
Income before income taxes	708	600	567
Income tax expense (benefit)	22	(74)	(57)
Net income	686	674	624
Preferred dividend requirements of Interstate Power and Light Company	—	15	10
Net income attributable to Alliant Energy common shareowners	$686	$659	$614
Weighted average number of common shares outstanding:
Basic	250.9	250.2	248.4
Diluted	251.2	250.7	248.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$2.73	$2.63	$2.47

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20	$39
Accounts receivable, less allowance for expected credit losses	516	440
Production fuel, at weighted average cost	53	51
Gas stored underground, at weighted average cost	132	82
Materials and supplies, at weighted average cost	140	113
Regulatory assets	166	104
Other	223	240
Total current assets	1,250	1,069
Property, plant and equipment, net	16,247	14,987
Investments:
ATC Holdings	358	338
Other	201	179
Total investments	559	517
Other assets:
Regulatory assets	1,880	1,836
Deferred charges and other	227	144
Total other assets	2,107	1,980
Total assets	$20,163	$18,553

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$408	$633
Commercial paper	642	515
Accounts payable	756	436
Regulatory liabilities	206	186
Other	351	284
Total current liabilities	2,363	2,054
Long-term debt, net (excluding current portion)	7,668	6,735
Other liabilities:
Deferred tax liabilities	1,943	1,927
Regulatory liabilities	1,118	1,085
Pension and other benefit obligations	277	374
Other	518	388
Total other liabilities	3,856	3,774
Commitments and contingencies (Note 17)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 251,134,966 and 250,474,529 shares outstanding	3	3
Additional paid-in capital	2,777	2,749
Retained earnings	3,509	3,250
Shares in deferred compensation trust - 402,134 and 383,532 shares at a weighted average cost of $32.63 and $30.59 per share	(13)	(12)
Total Alliant Energy Corporation common equity	6,276	5,990
Total liabilities and equity	$20,163	$18,553

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$686	$674	$624
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	671	657	615
Deferred tax expense (benefit) and tax credits	13	(78)	(66)
Other	(18)	17	(2)
Other changes in assets and liabilities:
Accounts receivable	(672)	(530)	(468)
Regulatory assets	(108)	51	(130)
Derivative assets	(61)	(142)	(7)
Accounts payable	78	37	(3)
Regulatory liabilities	22	(66)	(113)
Derivative liabilities	70	(17)	(12)
Deferred income taxes	4	193	171
Pension and other benefit obligations	(97)	(137)	27
DAEC PPA amendment buyout payment	—	—	(110)
Other	(102)	(77)	(25)
Net cash flows from operating activities	486	582	501
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,392)	(1,070)	(1,293)
Other	(92)	(99)	(73)
Cash receipts on sold receivables	598	502	458
Other	(47)	(61)	(43)
Net cash flows used for investing activities	(933)	(728)	(951)
Cash flows from financing activities:
Common stock dividends	(428)	(403)	(377)
Proceeds from issuance of common stock, net	25	28	247
Payments to redeem cumulative preferred stock of IPL	—	(200)	—
Proceeds from issuance of long-term debt	1,338	600	1,250
Payments to retire long-term debt	(633)	(8)	(657)
Net change in commercial paper	127	126	52
Contributions from noncontrolling interest	29	—	—
Distributions to noncontrolling interest	(29)	—	—
Other	2	(13)	(27)
Net cash flows from financing activities	431	130	488
Net increase (decrease) in cash, cash equivalents and restricted cash	(16)	(16)	38
Cash, cash equivalents and restricted cash at beginning of period	40	56	18
Cash, cash equivalents and restricted cash at end of period	$24	$40	$56
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($311)	($272)	($274)
Income taxes, net	($6)	($3)	$5
Significant non-cash investing and financing activities:
Accrued capital expenditures	$382	$141	$131
Beneficial interest obtained in exchange for securitized accounts receivable	$185	$214	$188
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Interest	Equity
	(in millions)
2020:
Beginning balance	$2	$2,446	$2,766	$1	($10)	$200	$—	$5,405
Net income attributable to Alliant Energy common shareowners			614					614
Common stock dividends ($1.52 per share)			(377)					(377)
Equity forward settlements and Shareowner Direct Plan issuances		247						247
Equity-based compensation plans and other		11			(1)			10
Adoption of new accounting standard, net of tax (refer to Note 1(l))			(9)					(9)
Other comprehensive loss, net of tax				(2)				(2)
Ending balance	2	2,704	2,994	(1)	(11)	200	—	5,888
2021:
Net income attributable to Alliant Energy common shareowners			659					659
Common stock dividends ($1.61 per share)			(403)					(403)
Shareowner Direct Plan issuances	1	27						28
Equity-based compensation plans and other		18			(1)			17
Redemption of IPL’s cumulative preferred stock						(200)		(200)
Other comprehensive income, net of tax				1				1
Ending balance	3	2,749	3,250	—	(12)	—	—	5,990
2022:
Net income attributable to Alliant Energy common shareowners			686					686
Common stock dividends ($1.71 per share)			(428)					(428)
Shareowner Direct Plan issuances		25						25
Equity-based compensation plans and other		3	1		(1)			3
Contributions from noncontrolling interest							29	29
Distributions to noncontrolling interest							(29)	(29)
Ending balance	$3	$2,777	$3,509	$—	($13)	$—	$—	$6,276

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Interstate Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Iowa (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2022, the Company had a recorded consolidated regulatory assets balance of $1,386 million and regulatory liabilities balance of $754 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of recovery in future customer rates for regulatory assets and the likelihood of a probable refund to customers or reduction in future customer rates for regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained the Company’s analysis supporting the probability of recovery for regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery in future customer rates or represent a probable refund to customers or reduction in future customer rates.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders issued by the regulatory agencies for the Company and other relevant public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by certain stakeholders, and other publicly available information to assess the likelihood of recovery in future customer rates based on precedents of the regulatory agencies’ treatment of similar costs under similar circumstances. We evaluated the external information and whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

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

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2023

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Electric utility	$1,859	$1,752	$1,695
Gas utility	351	265	208
Steam and other	46	46	44
Total revenues	2,256	2,063	1,947
Operating expenses:
Electric production fuel and purchased power	383	295	352
Electric transmission service	407	367	298
Cost of gas sold	206	149	99
Other operation and maintenance	369	362	375
Depreciation and amortization	381	375	356
Taxes other than income taxes	57	55	57
Total operating expenses	1,803	1,603	1,537
Operating income	453	460	410
Other (income) and deductions:
Interest expense	148	139	139
Allowance for funds used during construction	(11)	(9)	(24)
Other	6	1	8
Total other (income) and deductions	143	131	123
Income before income taxes	310	329	287
Income tax benefit	(50)	(36)	(47)
Net income	360	365	334
Preferred dividend requirements	—	15	10
Net income available for common stock	$360	$350	$324
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15	$34
Accounts receivable, less allowance for expected credit losses	259	241
Production fuel, at weighted average cost	23	29
Gas stored underground, at weighted average cost	60	40
Materials and supplies, at weighted average cost	83	70
Regulatory assets	85	73
Other	93	77
Total current assets	618	564
Property, plant and equipment, net	8,046	7,983
Other assets:
Regulatory assets	1,301	1,370
Deferred charges and other	110	79
Total other assets	1,411	1,449
Total assets	$10,075	$9,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239	$173
Accounts payable to associated companies	28	39
Accrued taxes	52	56
Accrued interest	35	36
Regulatory liabilities	114	84
Other	113	67
Total current liabilities	581	455
Long-term debt, net	3,646	3,643
Other liabilities:
Deferred tax liabilities	1,047	1,083
Regulatory liabilities	640	607
Pension and other benefit obligations	62	127
Other	291	312
Total other liabilities	2,040	2,129
Commitments and contingencies (Note 17)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,807
Retained earnings	968	929
Total Interstate Power and Light Company common equity	3,808	3,769
Total liabilities and equity	$10,075	$9,996

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from (used for) operating activities:
Net income	$360	$365	$334
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Depreciation and amortization	381	375	356
Deferred tax benefit and tax credits	(13)	(14)	(52)
Equity component of allowance for funds used during construction	(8)	(7)	(17)
Other	—	11	12
Other changes in assets and liabilities:
Accounts receivable	(611)	(539)	(466)
Regulatory assets	56	30	(93)
Derivative assets	(54)	(55)	(7)
Gas stored underground, at weighted average cost	(20)	(20)	2
Accounts payable	65	15	6
Regulatory liabilities	53	1	(20)
Derivative liabilities	42	(8)	(5)
Deferred income taxes	(24)	62	79
Pension and other benefit obligations	(65)	(59)	18
DAEC PPA amendment buyout payment	—	—	(110)
Other	(79)	(4)	(43)
Net cash flows from (used for) operating activities	83	153	(6)
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(372)	(384)	(687)
Cash receipts on sold receivables	598	502	458
Other	(11)	(27)	(72)
Net cash flows from (used for) investing activities	215	91	(301)
Cash flows from (used for) financing activities:
Common stock dividends	(321)	(400)	(236)
Capital contributions from parent	—	50	404
Payments to redeem cumulative preferred stock	—	(200)	—
Proceeds from issuance of long-term debt	—	300	400
Payments to retire long-term debt	—	—	(200)
Other	4	(10)	(20)
Net cash flows from (used for) financing activities	(317)	(260)	348
Net increase (decrease) in cash, cash equivalents and restricted cash	(19)	(16)	41
Cash, cash equivalents and restricted cash at beginning of period	34	50	9
Cash, cash equivalents and restricted cash at end of period	$15	$34	$50
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($148)	($138)	($141)
Income taxes, net	$36	$47	($18)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$56	$57	$73
Beneficial interest obtained in exchange for securitized accounts receivable	$185	$214	$188

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
	(in millions)
2020:
Beginning balance	$33	$2,348	$891	$200	$3,472
Net income available for common stock			324		324
Common stock dividends			(236)		(236)
Capital contributions from parent		404			404
Ending balance	33	2,752	979	200	3,964
2021:
Net income available for common stock			350		350
Common stock dividends			(400)		(400)
Capital contributions from parent		50			50
Redemption of cumulative preferred stock				(200)	(200)
Other		5			5
Ending balance	33	2,807	929	—	3,769
2022:
Net income available for common stock			360		360
Common stock dividends			(321)		(321)
Ending balance	$33	$2,807	$968	$—	$3,808

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Wisconsin Power and Light Company is subject to rate regulation by the Federal Energy Regulatory Commission and state commission in Wisconsin (collectively the “regulatory agencies”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification. As of December 31, 2022, the Company had a recorded consolidated regulatory assets balance of $660 million and regulatory liabilities balance of $570 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of recovery in future customer rates for regulatory assets and the likelihood of a probable refund to customers or reduction in future customer rates for regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained the Company’s analysis supporting the probability of recovery for regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery in future customer rates or represent a probable refund to customers or reduction in future customer rates.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on recorded regulatory asset and liability balances.

•We read relevant regulatory orders issued by the regulatory agencies for the Company and other relevant public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by certain stakeholders, and other publicly available information to assess the likelihood of recovery in future customer rates based on precedents of the regulatory agencies’ treatment of similar costs under similar circumstances. We evaluated the external information and whether there were matters in such information that would be contradictory to the assessment of recovery of the Company’s regulatory assets or refund of regulatory liabilities.

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

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including the regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2023

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Electric utility	$1,562	$1,329	$1,225
Gas utility	291	191	165
Other	3	3	5
Total revenues	1,856	1,523	1,395
Operating expenses:
Electric production fuel and purchased power	447	347	300
Electric transmission service	166	170	151
Cost of gas sold	183	109	83
Other operation and maintenance	278	268	254
Depreciation and amortization	283	276	254
Taxes other than income taxes	47	45	47
Total operating expenses	1,404	1,215	1,089
Operating income	452	308	306
Other (income) and deductions:
Interest expense	121	105	104
Allowance for funds used during construction	(49)	(16)	(31)
Other	(1)	2	3
Total other (income) and deductions	71	91	76
Income before income taxes	381	217	230
Income tax expense (benefit)	66	(51)	(19)
Net income	$315	$268	$249

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5	$2
Accounts receivable, less allowance for expected credit losses	244	188
Production fuel, at weighted average cost	29	23
Gas stored underground, at weighted average cost	73	42
Materials and supplies, at weighted average cost	54	41
Regulatory assets	81	31
Prepaid gross receipts tax	42	40
Other	60	86
Total current assets	588	453
Property, plant and equipment, net	7,722	6,538
Other assets:
Regulatory assets	579	466
Deferred charges and other	98	61
Total other assets	677	527
Total assets	$8,987	$7,518

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$250
Commercial paper	290	236
Accounts payable	456	190
Regulatory liabilities	92	102
Other	111	112
Total current liabilities	949	890
Long-term debt, net (excluding current portion)	2,770	2,179
Other liabilities:
Deferred tax liabilities	789	753
Regulatory liabilities	478	478
Pension and other benefit obligations	140	159
Other	370	236
Total other liabilities	1,777	1,626
Commitments and contingencies (Note 17)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,233	1,704
Retained earnings	1,192	1,053
Total Wisconsin Power and Light Company common equity	3,491	2,823
Total liabilities and equity	$8,987	$7,518

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$315	$268	$249
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	283	276	254
Deferred tax expense (benefit) and tax credits	4	(79)	(15)
Other	(15)	11	2
Other changes in assets and liabilities:
Accounts receivable	(53)	3	(1)
Regulatory assets	(163)	21	(37)
Derivative assets	(7)	(87)	—
Regulatory liabilities	(31)	(67)	(93)
Deferred income taxes	32	132	90
Pension and other benefit obligations	(19)	(63)	11
Other	(47)	(44)	6
Net cash flows from operating activities	299	371	466
Cash flows used for investing activities:
Construction and acquisition expenditures	(1,020)	(686)	(606)
Other	(13)	(30)	(7)
Net cash flows used for investing activities	(1,033)	(716)	(613)
Cash flows from financing activities:
Common stock dividends	(176)	(168)	(160)
Capital contributions from parent	530	245	25
Proceeds from issuance of long-term debt	588	300	350
Payments to retire long-term debt	(250)	—	(150)
Net change in commercial paper	54	(21)	89
Contributions from noncontrolling interest	29	—	—
Distributions to noncontrolling interest	(29)	—	—
Other	(9)	(12)	(8)
Net cash flows from financing activities	737	344	146
Net increase (decrease) in cash, cash equivalents and restricted cash	3	(1)	(1)
Cash, cash equivalents and restricted cash at beginning of period	2	3	4
Cash, cash equivalents and restricted cash at end of period	$5	$2	$3
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($111)	($101)	($102)
Income taxes, net	($56)	($38)	$13
Significant non-cash investing and financing activities:
Accrued capital expenditures	$319	$81	$55

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
	(in millions)
2020:
Beginning balance	$66	$1,434	$864	$—	$2,364
Net income			249		249
Common stock dividends			(160)		(160)
Capital contributions from parent		25			25
Ending balance	66	1,459	953	—	2,478
2021:
Net income			268		268
Common stock dividends			(168)		(168)
Capital contributions from parent		245			245
Ending balance	66	1,704	1,053	—	2,823
2022:
Net income			315		315
Common stock dividends			(176)		(176)
Capital contributions from parent		530			530
Contributions from noncontrolling interest				29	29
Distributions to noncontrolling interest				(29)	(29)
Other		(1)			(1)
Ending balance	$66	$2,233	$1,192	$—	$3,491

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

WPL’s financial statements include the accounts of WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin.

AEF is comprised of Travero, ATI, corporate venture investments, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Travero includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. Corporate venture investments includes various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help advance the transition towards a cleaner, more sustainable, and inclusive energy future, by identifying and researching innovative technologies and business models within the emerging energy economy. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.

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

The flow-through method of accounting is used for investment tax credits. Certain federal investment tax credits related to utility property, plant and equipment are subject to statutory tax normalization rules limiting how they may be treated in rate-making. As appropriate to reflect the rate-making practices, investment tax credits are deferred and amortized over the book depreciable lives of the related property or other period prescribed by rate regulation.

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

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the modified separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis). The difference in the income taxes recorded for IPL and WPL under the modified separate return method compared to the income taxes recorded on a separate return basis was not material in 2022, 2021 and 2020.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2022 and 2021, Alliant Energy’s restricted cash related to requirements in Sheboygan Power, LLC’s debt agreement.

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

	IPL			WPL
	2022	2021	2020	2022	2021	2020
Electric - generation	3.4%	3.4%	3.5%	3.4%	3.5%	3.5%
Electric - distribution	2.8%	2.9%	2.8%	2.5%	2.6%	2.6%
Electric - other	5.7%	5.7%	5.2%	6.8%	7.4%	6.1%
Gas	3.3%	3.3%	3.3%	2.4%	2.4%	2.4%
Other	6.1%	6.1%	6.3%	4.9%	5.4%	5.9%

In December 2021, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2023 as a result of a recently completed depreciation study. WPL estimates the new average rates of depreciation for its electric generation, electric distribution and gas properties will be approximately 3.6%, 2.7% and 2.9%, respectively, during 2023.

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

	2022	2021	2020
IPL (Wind generation CWIP)	6.9%	7.0%	7.1%
IPL (other CWIP)	7.0%	7.2%	7.2%
WPL (retail jurisdiction)	7.0%	7.0%	7.0%
WPL (wholesale jurisdiction)	6.2%	5.6%	6.3%

In accordance with their respective regulatory commission decisions, IPL applies its AFUDC rates to 100% of applicable CWIP balances, and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances and the remaining 50% of applicable CWIP balances earns a return on such balances as part of its rate base. WPL may apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its then most recent rate order, including the first and second solar generation CAs.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2022, the related amounts accrued for IPL and WPL were not material.

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

Electric Capacity - PPAs help meet the electricity demand of IPL’s and WPL’s customers. Certain PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Electric production fuel and purchased power” in the income statements. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure. Electric capacity revenues are refunded to IPL's retail electric customers through changes in base rates determined during periodic rate proceedings, and to IPL and WPL's wholesale electric customers through annual changes in base rates determined by a formula rate structure. Electric capacity revenues are refunded to WPL's retail electric customers through its fuel cost recovery mechanism.

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

Energy Efficiency Costs - Costs incurred to fund energy efficiency programs and initiatives that help customers reduce their energy usage are charged to “Other operation and maintenance” in the income statements. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers through energy efficiency and demand response cost recovery factor tariffs, which are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Pursuant to escrow accounting treatment approved by the PSCW, the difference between actual energy efficiency costs incurred by WPL and the amount collected from its retail electric and gas customers is recovered through changes in base rates determined during periodic rate proceedings, and reconciliations eliminate any under-/over-collection of energy efficiency costs from prior periods. Changes in the under-/over-collection of energy efficiency costs for IPL and WPL are recognized in “Other operation and maintenance” in the income statements. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers.

Renewable Energy Rider - IPL recovers a return of, as well as earns a return on, its wind generation placed in service in 2019 and 2020 from its retail electric customers through a renewable energy rider. Other applicable costs and tax benefits associated with this wind generation, excluding operation and maintenance expenses, are also included in the rider. This cost recovery mechanism provides for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs and tax benefits. Changes in the under-/over-collection of these costs are recognized in “Electric utility revenue” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs for IPL are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers.

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

In August 2022, the Inflation Reduction Act of 2022 was enacted. Following its enactment, WPL evaluated the provisions of the new legislation and determined that retaining full ownership of the solar projects is expected to result in more cost benefits for its customers. As a result, in the third quarter of 2022, WPL and the tax equity partner terminated the tax equity partnership, and WPL returned the $29 million of initial funding to the tax equity partner, resulting in the reversal of the noncontrolling interest within total equity on Alliant Energy’s and WPL’s balance sheets as of December 31, 2022. Alliant Energy and WPL no longer expect their solar generation project construction costs to be financed with capital from tax equity partners, which would result in higher rate base amounts compared to those previously approved by the PSCW for WPL’s planned approximately 1,100 MW of solar generation. Alliant Energy and WPL concluded that no disallowance of anticipated higher rate base amounts was required as of December 31, 2022 given full ownership of WPL's planned solar generation is expected to result in more cost benefits for WPL's customers.

NOTE 1(n) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease, if known, is used to determine the present value of the lease payments. If the rate implicit in the lease is not known, the incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and amortization, and interest expenses. Finance lease assets related to leased land for solar generation are amortized on a straight-line basis over the lease term, and are accounted for as operating leases for rate-making purposes. All other finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2022 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Tax-related	$929	$934	$848	$884	$81	$50
Pension and OPEB costs	392	462	197	228	195	234
Commodity cost recovery	160	42	1	2	159	40
AROs	151	128	110	89	41	39
Derivatives	84	8	48	4	36	4
Assets retired early	70	92	53	66	17	26
IPL’s DAEC PPA amendment	66	90	66	90	—	—
WPL’s Western Wisconsin gas distribution expansion investments	48	52	—	—	48	52
Other	146	132	63	80	83	52
	$2,046	$1,940	$1,386	$1,443	$660	$497

At December 31, 2022, IPL and WPL had $66 million and $28 million, respectively, of regulatory assets that were not earning a return on investment. IPL’s regulatory assets that were not earning a return consisted primarily of retired analog electric meters, emission allowances and costs for certain construction projects. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the wholesale portion of under-collected costs, and costs for future expansion projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current income tax expense during the latter part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. Refer to Note 12 for discussion of Iowa Tax Reform, which resulted in a decrease in Alliant Energy’s and IPL’s tax-related regulatory assets in 2022.

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

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms. The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2021, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $37 million deferral as of December 31, 2022, which will be collected in 2023 from its retail electric customers, plus interest. In 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $117 million deferral as of December 31, 2022, which is currently expected to be addressed in WPL’s next retail electric rate review.

AROs - Alliant Energy, IPL and WPL believe it is probable that certain differences between expenses accrued for AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized, and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 15 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during 2022, which result in comparable changes to regulatory assets/liabilities on the balance sheets.

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

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2022	Recovery	Regulatory Approval
IPL	Sutherland Units 1 and 3	2017	$16	Return of and return on remaining net book value through 2027	IUB and FERC
IPL	M.L. Kapp Unit 2	2018	13	Return of and return on remaining net book value through 2029	IUB and FERC
IPL	Analog electric meters	2019	24	Return of remaining net book value through 2028	IUB and FERC
WPL	Edgewater Unit 4	2018	17	Return of and return on remaining net book value through 2028	PSCW and FERC

IPL’s DAEC PPA Amendment - In 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The payment was included in “DAEC PPA amendment buyout payment” in Alliant Energy’s and IPL’s cash flows used for operating activities in 2020. The buyout payment, including a return on, will be recovered from IPL’s retail and wholesale customers from 2021 through the end of 2025, and is currently being amortized to “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements.

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

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Tax-related	$579	$585	$303	$312	$276	$273
Cost of removal obligations	398	384	259	252	139	132
Derivatives	210	166	115	77	95	89
Commodity cost recovery	40	17	38	15	2	2
WPL’s West Riverside liquidated damages	32	36	—	—	32	36
Electric transmission cost recovery	20	51	10	27	10	24
Other	45	32	29	8	16	24
	$1,324	$1,271	$754	$691	$570	$580

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

WPL’s West Riverside liquidated damages - Pursuant to terms included in the related West Riverside construction procurement contracts, WPL reached agreement with the contractor on liquidated damages in 2020. A significant portion of the liquidated damages was settled by WPL offsetting amounts owed to the contractor that were previously withheld for payment, which were non-cash investing activities. In 2020, the PSCW authorized WPL to record the liquidated damages as a regulatory liability, which the PSCW authorized to be returned to WPL’s retail customers in 2022 and 2023, resulting in decreases in regulatory liabilities on Alliant Energy’s and WPL’s balance sheets and decreases in depreciation and amortization expenses in Alliant Energy’s and WPL’s income statements in 2022.

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

Derecho Windstorm - In August 2020, a derecho windstorm caused considerable damage to IPL’s electric distribution system in its service territory, and over 250,000 of its customers lost power. IPL completed its initial restoration and rebuilding efforts in August 2020. As of December 31, 2022, approximately $140 million of costs from the windstorm were recorded substantially to “Property, plant and equipment, net” on Alliant Energy’s and IPL’s balance sheets. In December 2020, IPL received approval from the IUB for utilization of a regulatory account to track certain incremental costs and benefits incurred resulting from the windstorm. These incremental costs and benefits were not addressed in the IUB’s order for IPL’s 2020 forward-looking Test Period electric subsequent proceeding, and are expected to be addressed in future regulatory proceedings. Tax benefits and the incremental operation and maintenance expenses resulting from the windstorm were deferred and recorded as a net regulatory liability of $8 million as of December 31, 2022, which is included in “Other” regulatory liabilities in the above table.

Rate Reviews -
IPL’s Retail Electric Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual electric base rates for its Iowa retail electric customers based on a 2020 forward-looking Test Period. The key drivers for IPL’s request included recovery of capital projects, including new wind generation. IPL concurrently filed for interim retail electric rates based on 2018 historical data as adjusted for certain known and measurable changes occurring in the first quarter of 2019. An interim retail electric base rate increase of $90 million, on an annual basis, was implemented effective April 1, 2019. In October 2019, IPL reached a settlement agreement with certain stakeholders for an annual retail electric base rate increase of $127 million. In January 2020, the IUB issued an order approving the settlement with final rates, which were effective February 26, 2020. The agreement includes both the recovery of and a return on IPL’s early retired EGUs, and the recovery of IPL’s retired analog electric meters. In addition, as discussed in Note 1(g), the net impact of certain costs and benefits resulting from IPL’s 1,000 MW expansion of wind generation in 2019 and 2020 is being recovered from its retail electric customers through the renewable energy rider. The agreement also includes IPL providing retail electric billing credits, which began in the third quarter of 2020 through June 2021, and in aggregate include $27 million of excess deferred tax benefits and $8 million from a partial refund of interim rates implemented in 2019. In 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period electric subsequent proceeding, which compared actual revenues and costs to those initially forecasted by IPL, and authorized IPL to maintain its current retail electric rates.

IPL’s Retail Gas Rate Review (2020 Forward-looking Test Period) - In March 2019, IPL filed a request with the IUB to increase annual gas base rates for its Iowa retail gas customers based on a 2020 forward-looking Test Period. In October 2019, IPL reached a settlement agreement with certain stakeholders for an annual retail gas base rate increase of $12 million. In December 2019, the IUB issued an order approving the settlement with final rates, which were effective January 10, 2020. In 2021, the IUB issued an order for IPL’s 2020 forward-looking Test Period gas subsequent proceeding, which compared actual revenues and costs to those initially forecasted by IPL, and authorized IPL to maintain its current retail gas rates.

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

WPL’s Retail Electric and Gas Rate Reviews (2022/2023 Forward-looking Test Period) - In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain stakeholders. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the PSCW authorized WPL to receive a recovery of and a return on the remaining net book value of Edgewater Unit 5 through 2023. Retail electric rate changes were effective on January 1, 2022 and extend through the end of 2023. Retail gas rate changes were effective on January 1, 2022 and extended through the end of 2022.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Utility:
Electric plant:
Generation in service	$8,060	$7,539	$4,962	$4,922	$3,098	$2,617
Distribution in service	6,912	6,537	3,876	3,652	3,036	2,885
Other in service	543	540	354	363	189	177
Anticipated to be retired early (a)	2,103	2,094	491	487	1,612	1,607
Total electric plant	17,618	16,710	9,683	9,424	7,935	7,286
Gas plant in service	1,705	1,636	910	878	795	758
Other plant in service	624	621	402	398	222	223
Accumulated depreciation	(5,690)	(5,263)	(3,149)	(2,897)	(2,541)	(2,366)
Net plant	14,257	13,704	7,846	7,803	6,411	5,901
Leased Sheboygan Falls Energy Facility, net (b)	—	—	—	—	15	21
Leased land for solar generation, net	133	11	—	—	133	11
Construction work in progress	1,357	778	194	174	1,163	604
Other, net	6	7	6	6	—	1
Total utility	15,753	14,500	8,046	7,983	7,722	6,538
Non-utility and other:
Non-utility Generation, net (c)	71	75	—	—	—	—
Corporate Services and other, net (d)	423	412	—	—	—	—
Total non-utility and other	494	487	—	—	—	—
Total property, plant and equipment	$16,247	$14,987	$8,046	$7,983	$7,722	$6,538

(a)In 2020, IPL and WPL received approval from MISO to retire Lansing and Edgewater Unit 5, respectively, and currently anticipate retiring Lansing in the first half of 2023 and Edgewater Unit 5 by June 1, 2025. In 2021, WPL received approval from MISO to retire Columbia Units 1 and 2, and currently anticipates retiring Columbia Units 1 and 2 by June 1, 2026. Alliant Energy and IPL concluded that Lansing, and Alliant Energy and WPL concluded that Edgewater Unit 5 and Columbia Units 1 and 2, met the criteria to be considered probable of abandonment as of December 31, 2022. IPL and WPL are currently allowed a full recovery of and a full return on its respective EGUs from both its retail and wholesale customers, and as a result, Alliant Energy, IPL and WPL concluded that no disallowance was required as of December 31, 2022. As of December 31, 2022, net book values were $233 million for Lansing, $511 million for Edgewater Unit 5, and $440 million for Columbia Units 1 and 2 in aggregate.
(b)Less accumulated amortization of $106 million and $100 million for WPL as of December 31, 2022 and 2021, respectively. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(c)Less accumulated depreciation of $71 million and $67 million for Alliant Energy as of December 31, 2022 and 2021, respectively.
(d)Less accumulated depreciation of $269 million and $245 million for Alliant Energy as of December 31, 2022 and 2021, respectively.

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

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Equity	$44	$18	$39	$8	$7	$17	$36	$11	$22
Debt	16	7	16	3	2	7	13	5	9
	$60	$25	$55	$11	$9	$24	$49	$16	$31

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed in service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Other property, plant and equipment include Travero assets (a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; and a rail-served warehouse in Iowa). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2022 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$612	$241	$17
George Neal Unit 4	25.7%	193	103	4
George Neal Unit 3	28.0%	176	80	6
Louisa Unit 1	4.0%	43	21	—
		1,024	445	27
WPL
Columbia Units 1-2	53.5%	805	338	13
West Riverside Energy Center and Solar Facility	91.0%	716	53	2
Forward Wind Energy Center	42.6%	118	50	—
		1,639	441	15
Alliant Energy		$2,663	$886	$42

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Customer	$114	$93	$—	$—	$102	$82
Unbilled utility revenues	115	91	—	—	115	91
Deferred proceeds	185	214	185	214	—	—
Other	109	53	74	28	34	25
Allowance for expected credit losses	(7)	(11)	—	(1)	(7)	(10)
	$516	$440	$259	$241	$244	$188

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

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. Effective April 2021, the limit on cash proceeds is $110 million. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. As of December 31, 2022, IPL had $30 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2022	2021	2020	2022	2021	2020
Outstanding aggregate cash proceeds	$80	$110	$96	$14	$46	$9

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2022	2021
Customer accounts receivable	$145	$125
Unbilled utility revenues	132	104
Receivables sold to third party	277	229
Less: cash proceeds	80	1
Deferred proceeds	197	228
Less: allowance for expected credit losses	12	14
Fair value of deferred proceeds	$185	$214
Outstanding receivables past due	$26	$22

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2022	2021	2020
Collections	$2,302	$2,134	$2,025
Write-offs, net of recoveries	9	9	7

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2022	2022	2021	2022	2021	2020
ATC Holdings	16%, 20%	$358	$338	($41)	($43)	($47)
Non-utility wind farm in Oklahoma	50%	101	99	(5)	(4)	(8)
Corporate venture investments	Various	62	52	(3)	(13)	(4)
Other	Various	21	19	(2)	(2)	(2)
		$542	$508	($51)	($62)	($61)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2022	2021	2020
Revenues	$813	$802	$801
Operating income	350	357	376
Net income	675	358	343
As of December 31:
Current assets	227	112
Non-current assets	8,292	7,036
Current liabilities	620	455
Non-current liabilities	3,285	3,110
Noncontrolling interest	289	247

ATC Holdings - As of December 31, 2022, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America. Refer to Note 17(g) for discussion of a reduction in earnings recorded in 2022 related to a court decision, which is currently expected to reduce the base return on equity authorized for MISO transmission owners, including ATC.

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

Corporate Venture Investments - Alliant Energy has various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help advance the transition towards a cleaner, more sustainable, and inclusive energy future, by identifying and researching innovative technologies and business models within the emerging energy economy.

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2022	2021	2020
Shares outstanding, January 1	250,474,529	249,868,415	245,022,800
Equity forward agreements	—	—	4,275,127
Shareowner Direct Plan	437,669	492,565	472,283
Equity-based compensation plans	222,768	113,549	98,205
Shares outstanding, December 31	251,134,966	250,474,529	249,868,415

At December 31, 2022, Alliant Energy had a total of 13 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Program - In December 2022, Alliant Energy filed a prospectus supplement under which it may sell up to $225 million of its common stock through an at-the-market offering program. Alliant Energy has not issued any shares under this program.

Equity Forward Agreements - In 2019, Alliant Energy entered into forward sale agreements with a counterparty in connection with a public offering of 4,275,127 shares of Alliant Energy common stock. In 2020, Alliant Energy settled $222 million under the forward sale agreements by delivering 4,275,127 shares of newly issued Alliant Energy common stock at a weighted average forward sale price of $51.98 per share. Alliant Energy used the net proceeds from the settlements for general corporate purposes.

Shareowner Direct Plan - Alliant Energy satisfies its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

NOTE 8. PREFERRED STOCK
In 2021, IPL redeemed all 8,000,000 outstanding shares of its 5.1% cumulative preferred stock at the $25 per share par value for $200 million plus accrued and unpaid dividends up to the redemption date. In 2021, Alliant Energy and IPL recorded a $5 million non-cash charge related to this transaction in “Preferred dividend requirements” in their income statements.

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2022, the short-term borrowing capacity under a single credit facility agreement, which expires in December 2026, totaled $1 billion ($500 million for Alliant Energy at the parent company level, $100 million for IPL and $400 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2022	2021	2022	2021	2022	2021
Amount outstanding	$642	$515	$—	$—	$290	$236
Weighted average interest rates	4.6%	0.2%	N/A	N/A	4.5%	0.2%
Available credit facility capacity	$358	$485	$100	$250	$110	$64

	Alliant Energy		IPL		WPL
For the year ended	2022	2021	2022	2021	2022	2021
Maximum amount outstanding (based on daily outstanding balances)	$665	$648	$—	$19	$325	$320
Average amount outstanding (based on daily outstanding balances)	$411	$459	$—	$—	$153	$172
Weighted average interest rates	2.1%	0.2%	—%	0.2%	1.6%	0.1%

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2022			2021
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.25%, due 2024	$500	$500	$—	$500	$500	$—
3.4%, due 2025	250	250	—	250	250	—
5.5%, due 2025	50	50	—	50	50	—
4.1%, due 2028	500	500	—	500	500	—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030	400	400	—	400	400	—
6.45%, due 2033	100	100	—	100	100	—
6.3%, due 2034	125	125	—	125	125	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.1%, due 2051	300	300	—	300	300	—
	3,675	3,675	—	3,675	3,675	—
Debentures (a):
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
1.95%, due 2031	300	—	300	300	—	300
3.95%, due 2032 (b)	600	—	600	—	—	—
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050	350	—	350	350	—	350
2.25% (Retired in 2022)	—	—	—	250	—	250
	2,800	—	2,800	2,450	—	2,450
Other:
AEF 3.75% senior notes, due 2023 (with Alliant Energy as guarantor) (a)	400	—	—	400	—	—
AEF term loan credit agreement through March 2024, 5% at December 31, 2022 (with Alliant Energy as guarantor) (c)	400	—	—	—	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)	200	—	—	200	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 3.6% senior notes, due 2032 (with Alliant Energy as guarantor) (a)(d)	350	—	—	—	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2023 to 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	17	—	—	24	—	—
AEF term loan credit agreement, 1% at December 31, 2021 (with Alliant Energy as guarantor) (Retired in 2022)	—	—	—	300	—	—
Corporate Services 3.45% senior notes (Retired in 2022)	—	—	—	75	—	—
Other, 1% at December 31, 2022, due 2023 to 2025	1	—	—	1	—	—
	1,668	—	—	1,300	—	—
Subtotal	8,143	3,675	2,800	7,425	3,675	2,450
Current maturities	(408)	—	—	(633)	—	(250)
Unamortized debt issuance costs	(45)	(21)	(19)	(42)	(23)	(15)
Unamortized debt (discount) and premium, net	(22)	(8)	(11)	(15)	(9)	(6)
Long-term debt, net (e)	$7,668	$3,646	$2,770	$6,735	$3,643	$2,179

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.
(b)In August 2022, WPL issued $600 million of 3.95% debentures due 2032. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds were disbursed for the development and acquisition of WPL’s solar EGUs.

(c)In March 2022, AEF entered into a $300 million variable rate term loan credit agreement and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that expired in March 2022. In December 2022, AEF increased the amount outstanding under the new term loan credit agreement by $100 million and used the additional borrowings to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026. Under the terms of the swap, AEF exchanged variable rate borrowings for a fixed rate of 3.93%.
(d)In February 2022, AEF issued $350 million of 3.6% senior notes due 2032. The net proceeds from the issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.
(e)There were no significant sinking fund requirements related to the outstanding long-term debt.

In December 2022, AEF entered into a $50 million variable rate term loan credit agreement (with Alliant Energy as guarantor), which expires in January 2024. AEF received the proceeds from the issuance in January 2023, and used the borrowings under this agreement to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2022, long-term debt maturities for 2023 through 2027 were as follows (in millions):

	2023	2024	2025	2026	2027
IPL	$—	$500	$300	$—	$—
WPL	—	—	—	—	300
AEF	408	409	—	200	—
Alliant Energy	$408	$909	$300	$200	$300

Fair Value of Long-term Debt - Refer to Note 16 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2022			December 31, 2021
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$16	$9	$6	$14	$9	$5
Other current liabilities	$3	$1	$1	$2	$1	$1
Other liabilities	13	8	5	12	8	4
Total operating lease liabilities	$16	$9	$6	$14	$9	$5
Weighted average remaining lease term	10 years	11 years	9 years	9 years	11 years	8 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business through 2025, the initial lease term. WPL is responsible for the operation of the EGU and has exclusive rights to its output. This finance lease contains two lease renewal periods, which are not included in the finance lease obligation, as well as an option to purchase the facility at the end of the initial lease term. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s amounts below.

Related to its investments in solar generation, WPL entered into land lease agreements with unaffiliated parties that commenced in 2021 and 2022. The leases have various terms with optional renewal periods that are assumed to be extended through the end of the estimated useful lives of the solar generating facilities. The leases do not contain purchase options and are fixed lease payments.

Finance lease details are as follows (dollars in millions):

	December 31, 2022		December 31, 2021
	Alliant Energy	WPL	Alliant Energy	WPL
Property, plant and equipment, net:
Sheboygan Falls Energy Facility	n/a	$15	n/a	$21
Leased land for solar generation	$133	133	$11	11
	$133	$148	$11	$32
Other current liabilities:
Sheboygan Falls Energy Facility	n/a	$12	n/a	$10
Leased land for solar generation	$5	5	$1	1
	5	17	1	11
Other liabilities:
Sheboygan Falls Energy Facility	n/a	19	n/a	31
Leased land for solar generation	131	131	11	11
	131	150	11	42
Total finance lease liabilities	$136	$167	$12	$53
Weighted average remaining lease term	34 years	28 years	34 years	10 years
Weighted average discount rate	5%	5%	3%	9%

	Alliant Energy			WPL
	2022	2021	2020	2022	2021	2020
Depreciation and amortization expenses	$—	$—	$—	$6	$6	$6
Interest expense	3	—	—	7	5	6
Total finance lease expense	$3	$—	$—	$13	$11	$12

In 2022, Alliant Energy’s and WPL’s finance lease liabilities arising from obtaining leased assets were $125 million, which represent non-cash financing activities.

Expected Maturities - As of December 31, 2022, expected maturities of lease liabilities were as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$3	$2	$2	$2	$2	$9	$20	$4	$16
IPL	1	1	1	1	1	6	11	2	9
WPL	1	1	1	1	1	2	7	1	6
Finance Leases:
Alliant Energy	5	6	6	6	6	262	291	155	136
WPL	20	21	12	6	6	262	327	160	167

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

IPL provides retail electric and gas service to customers in Iowa, and WPL provides retail and wholesale electric and retail gas service to customers in Wisconsin. IPL also provides electricity to wholesale customers in Minnesota, Illinois and Iowa, as well as steam from its Prairie Creek Generating Station to high-pressure steam customers in Iowa.

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

Revenues from Alliant Energy’s non-utility business customers are primarily from its Travero business, which includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; and a rail-served warehouse in Iowa.

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Electric Utility:
Retail - residential	$1,233	$1,115	$1,093	$673	$620	$602	$560	$495	$491
Retail - commercial	821	763	718	536	508	474	285	255	244
Retail - industrial	965	893	841	538	505	488	427	388	353
Wholesale	233	187	168	64	57	57	169	130	111
Bulk power and other	169	123	100	48	62	74	121	61	26
Total Electric Utility	3,421	3,081	2,920	1,859	1,752	1,695	1,562	1,329	1,225
Gas Utility:
Retail - residential	371	257	214	202	146	116	169	111	98
Retail - commercial	197	139	107	101	79	59	96	60	48
Retail - industrial	20	17	12	14	12	8	6	5	4
Transportation/other	54	43	40	34	28	25	20	15	15
Total Gas Utility	642	456	373	351	265	208	291	191	165
Other Utility:
Steam	39	36	36	39	36	36	—	—	—
Other utility	10	13	13	7	10	8	3	3	5
Total Other Utility	49	49	49	46	46	44	3	3	5
Non-Utility and Other:
Travero and other	93	83	74	—	—	—	—	—	—
Total Non-Utility and Other	93	83	74	—	—	—	—	—	—
Total revenues	$4,205	$3,669	$3,416	$2,256	$2,063	$1,947	$1,856	$1,523	$1,395

NOTE 12. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Current tax expense (benefit):
Federal	$7	$1	$1	($29)	($21)	$6	$46	$22	($11)
State	2	3	8	(8)	(1)	(1)	16	6	7
Deferred tax expense (benefit):
Federal	109	9	22	91	73	30	10	(75)	(9)
State	28	15	8	1	—	(2)	12	11	10
Production tax credits	(123)	(101)	(95)	(105)	(87)	(80)	(18)	(14)	(15)
Investment tax credits	(1)	(1)	(1)	—	—	—	—	(1)	(1)
	$22	($74)	($57)	($50)	($36)	($47)	$66	($51)	($19)

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes.

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Statutory federal income tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
State income taxes, net of federal benefits	3	2	2	(2)	(1)	(1)	6	6	6
Production tax credits	(18)	(17)	(17)	(34)	(27)	(28)	(5)	(6)	(7)
Amortization of excess deferred taxes (Refer to Note 2)	(2)	(18)	(13)	(2)	(4)	(5)	(3)	(43)	(26)
Effect of rate-making on property-related differences	(1)	(1)	(3)	(1)	(2)	(4)	(2)	(1)	(2)
Adjustment for prior period taxes	1	1	1	1	2	1	—	—	—
Other items, net	(1)	—	(1)	1	—	—	—	(1)	—
Overall income tax rate	3%	(12%)	(10%)	(16%)	(11%)	(16%)	17%	(24%)	(8%)

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Deferred tax liabilities:
Property	$2,442	$2,389	$1,440	$1,416	$938	$913
ATC Holdings	125	123	—	—	—	—
Other	155	111	86	76	80	50
Total deferred tax liabilities	2,722	2,623	1,526	1,492	1,018	963
Deferred tax assets:
Federal credit carryforwards	672	560	450	345	209	192
Net operating losses carryforwards - federal	—	39	—	36	—	—
Net operating losses carryforwards - state	32	38	—	3	—	—
Other	75	65	29	25	20	18
Subtotal deferred tax assets	779	702	479	409	229	210
Valuation allowances	—	(6)	—	—	—	—
Total deferred tax assets	779	696	479	409	229	210
Total deferred tax liabilities, net	$1,943	$1,927	$1,047	$1,083	$789	$753

Carryforwards - At December 31, 2022, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2042	$527	$10	$1
Federal tax credits	2024-2042	672	450	209

Valuation Allowances - In 2022, Alliant Energy fully utilized its federal net operating losses carryforwards. This allowed for the utilization of federal tax credit carryforwards prior to their expiration, resulting in the reversal of Alliant Energy’s valuation allowances in 2022.

Uncertain Tax Positions - At December 31, 2022, 2021 and 2020, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2022, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2019	-	2021
Consolidated Iowa income tax returns (b)	2019	-	2021
Wisconsin combined tax returns (c)	2018	-	2021

(a)The 2019 and 2020 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
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

In March 2022, additional Iowa tax reform was enacted. Annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year, and reduce such rates if certain state income tax revenue triggers are satisfied. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%, compared to the 9.8% Iowa corporate income tax rate in effect at the time the Iowa tax reform was enacted. In September 2022, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 8.4%, effective January 1, 2023. Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcement of the new Iowa corporate income tax rate, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured based upon the new rate effective January 1, 2023, which resulted in a $77 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a decrease in their deferred tax liabilities in 2022. The reduction in tax-related regulatory assets is expected to provide cost benefits to IPL’s customers in the future. Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rate effective January 1, 2023, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and a decrease in deferred income tax assets on Alliant Energy’s balance sheet in 2022. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2022			2021			2020			2022	2021	2020
Discount rate for benefit obligations	5.54%			2.91%			2.57%			5.53%	2.81%	2.31%
Discount rate for net periodic cost	2.91%			2.57%			3.48%			2.81%	2.31%	3.40%
Expected rate of return on plan assets	7.80%			7.10%			7.10%			6.40%	4.80%	4.50%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	9.22%			4.18%			4.76%			N/A	N/A	N/A
Rate of compensation increase	3.30%	-	4.50%	3.30%	-	4.50%	3.65%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2022	2021	2020	2022	2021	2020
Discount rate for benefit obligations	5.55%	2.94%	2.61%	5.53%	2.80%	2.28%
Discount rate for net periodic cost	2.94%	2.61%	3.51%	2.80%	2.28%	3.39%
Expected rate of return on plan assets	7.80%	7.10%	7.10%	6.50%	5.10%	4.50%
Rate of compensation increase	3.30%	3.30%	3.65%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2022	2021	2020	2022	2021	2020
Discount rate for benefit obligations	5.54%	2.94%	2.64%	5.53%	2.79%	2.27%
Discount rate for net periodic cost	2.94%	2.64%	3.50%	2.79%	2.27%	3.39%
Expected rate of return on plan assets	7.80%	7.10%	7.10%	5.49%	4.02%	3.28%
Rate of compensation increase	3.30%	3.30%	3.65%	N/A	N/A	N/A

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

Life Expectancy - The life expectancy assumption is used in determining the benefit obligation and net periodic benefit cost for defined benefit pension and OPEB plans. This assumption utilizes base mortality tables that were released in 2019 by the Society of Actuaries and mortality projection tables that were released in 2021 by the Society of Actuaries.

Net Periodic Benefit Costs - The components of net periodic benefit costs for sponsored defined benefit pension and OPEB plans are included below (in millions). The service cost component of net periodic benefit costs is included in “Other operation and maintenance” expenses in the income statements and all other components of net periodic benefit costs are included in “Other (income) and deductions” in the income statements or regulatory assets on the balance sheets.

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2022	2021	2020	2022	2021	2020
Service cost	$9	$11	$11	$3	$4	$3
Interest cost	36	34	43	6	5	7
Expected return on plan assets (a)	(69)	(69)	(70)	(5)	(5)	(5)
Amortization of prior service credit (b)	(1)	—	—	—	—	—
Amortization of actuarial loss (c)	32	39	34	2	5	3
Settlement losses (d)	26	—	12	—	—	—
	$33	$15	$30	$6	$9	$8

IPL	Defined Benefit Pension Plans			OPEB Plans
	2022	2021	2020	2022	2021	2020
Service cost	$6	$7	$7	$1	$1	$1
Interest cost	16	16	20	2	2	3
Expected return on plan assets (a)	(31)	(32)	(33)	(4)	(3)	(4)
Amortization of actuarial loss (c)	13	17	15	1	2	1
Settlement losses (d)	13	—	7	—	—	—
	$17	$8	$16	$—	$2	$1

WPL	Defined Benefit Pension Plans			OPEB Plans
	2022	2021	2020	2022	2021	2020
Service cost	$3	$4	$4	$1	$1	$2
Interest cost	16	15	19	2	2	3
Expected return on plan assets (a)	(31)	(31)	(31)	(1)	—	(1)
Amortization of prior service credit (b)	—	—	—	—	—	(1)
Amortization of actuarial loss (c)	15	19	16	2	2	2
Settlement losses (d)	13	—	—	—	—	—
	$16	$7	$8	$4	$5	$5

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
(d)Settlement losses related to payments made to retired executives of Alliant Energy and lump sum payments related to IPL’s and WPL’s qualified defined benefit pension plans. In 2022, the majority of Alliant Energy’s, IPL’s, and WPL’s pension settlement losses were recognized as regulatory assets in accordance with regulatory treatment, and $7 million was included in “Other (income) and deductions” in Alliant Energy’s and IPL’s income statements related to IPL’s qualified defined benefit pension plan.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2022	2021	2022	2021
Change in benefit obligation:
Net benefit obligation at January 1	$1,251	$1,351	$210	$227
Service cost	9	11	3	4
Interest cost	36	34	6	5
Plan participants’ contributions	—	—	4	5
Actuarial gain	(269)	(46)	(37)	(12)
Gross benefits paid	(152)	(99)	(18)	(19)
Net benefit obligation at December 31	875	1,251	168	210
Change in plan assets:
Fair value of plan assets at January 1	1,011	984	106	108
Actual return on plan assets	(204)	87	(17)	4
Employer contributions	51	39	8	8
Plan participants’ contributions	—	—	4	5
Gross benefits paid	(152)	(99)	(18)	(19)
Fair value of plan assets at December 31	706	1,011	83	106
Under funded status at December 31	($169)	($240)	($85)	($104)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2022	2021	2022	2021
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$9	$13
Current liabilities	(2)	(2)	(8)	(8)
Pension and other benefit obligations	(167)	(238)	(86)	(109)
Net amounts recognized at December 31	($169)	($240)	($85)	($104)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$376	$429	$20	$38
Prior service credit	(3)	(4)	—	(1)
	$373	$425	$20	$37

	Defined Benefit Pension Plans		OPEB Plans
IPL	2022	2021	2022	2021
Change in benefit obligation:
Net benefit obligation at January 1	$567	$615	$84	$91
Service cost	6	7	1	1
Interest cost	16	16	2	2
Plan participants’ contributions	—	—	2	2
Actuarial gain	(123)	(23)	(14)	(4)
Gross benefits paid	(77)	(48)	(7)	(8)
Net benefit obligation at December 31	389	567	68	84
Change in plan assets:
Fair value of plan assets at January 1	462	453	74	74
Actual return on plan assets	(92)	40	(12)	4
Employer contributions	51	17	1	2
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(77)	(48)	(7)	(8)
Fair value of plan assets at December 31	344	462	58	74
Under funded status at December 31	($45)	($105)	($10)	($10)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2022	2021	2022	2021
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$6	$10
Current liabilities	—	—	(2)	(2)
Pension and other benefit obligations	(45)	(105)	(14)	(18)
Net amounts recognized at December 31	($45)	($105)	($10)	($10)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$154	$180	$14	$13
Prior service credit	(1)	(1)	—	—
	$153	$179	$14	$13

	Defined Benefit Pension Plans		OPEB Plans
WPL	2022	2021	2022	2021
Change in benefit obligation:
Net benefit obligation at January 1	$546	$588	$81	$89
Service cost	3	4	1	1
Interest cost	16	15	2	2
Plan participants’ contributions	—	—	2	2
Actuarial gain	(117)	(18)	(13)	(5)
Gross benefits paid	(67)	(43)	(8)	(8)
Net benefit obligation at December 31	381	546	65	81
Change in plan assets:
Fair value of plan assets at January 1	450	436	17	18
Actual return on plan assets	(92)	39	(2)	—
Employer contributions	—	18	5	5
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(67)	(43)	(8)	(8)
Fair value of plan assets at December 31	291	450	14	17
Under funded status at December 31	($90)	($96)	($51)	($64)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2022	2021	2022	2021
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$3	$3
Current liabilities	—	—	(5)	(6)
Pension and other benefit obligations	(90)	(96)	(49)	(61)
Net amounts recognized at December 31	($90)	($96)	($51)	($64)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$165	$188	$6	$18
Prior service credit	—	(1)	—	(1)
	$165	$187	$6	$17

Actuarial gains related to benefit obligations in 2022 and 2021 for defined benefit pension and OPEB plans were primarily due to increases in the discount rates.

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2022	2021	2022	2021
Accumulated benefit obligations	$857	$1,214	$168	$210
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	857	1,214	168	210
Fair value of plan assets	706	1,011	83	106
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	875	1,251	N/A	N/A
Fair value of plan assets	706	1,011	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2022	2021	2022	2021
Accumulated benefit obligations	$379	$546	$68	$84
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	379	546	68	84
Fair value of plan assets	344	462	58	74
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	389	567	N/A	N/A
Fair value of plan assets	344	462	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2022	2021	2022	2021
Accumulated benefit obligations	$373	$532	$65	$81
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	373	532	65	81
Fair value of plan assets	291	450	14	17
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	381	546	N/A	N/A
Fair value of plan assets	291	450	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2022	2021	2022	2021
Regulatory assets	$30	$35	$25	$30

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2023 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$12	$1	$10
OPEB plans	8	2	6

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2023	2024	2025	2026	2027	2028 - 2032
Defined benefit pension benefits	$72	$71	$72	$74	$74	$349
OPEB	18	18	18	17	16	69
	$90	$89	$90	$91	$90	$418

IPL	2023	2024	2025	2026	2027	2028 - 2032
Defined benefit pension benefits	$34	$33	$34	$33	$32	$155
OPEB	7	7	7	7	7	27
	$41	$40	$41	$40	$39	$182

WPL	2023	2024	2025	2026	2027	2028 - 2032
Defined benefit pension benefits	$32	$31	$31	$31	$31	$148
OPEB	7	7	7	7	6	26
	$39	$38	$38	$38	$37	$174

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

Defined Benefit Pension Plan Assets - The asset mix of defined benefit pension plans is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investments include, but are not limited to, direct ownership of real estate, oil and gas limited partnerships, securities of the managers’ firms or affiliate firms, and Alliant Energy securities. The allocations shown below exclude market exposure obtained through the overlay management service and cash held at IPL's qualified defined benefit pension plan as a result of a contribution made late in 2022. At December 31, 2022, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	4%
Equity securities - U.S.	14%	-	61%	33%
Equity securities - international	11%	-	31%	21%
Global asset securities	2%	-	11%	5%
Fixed income securities	27%	-	47%	37%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment strategy of the Corporate Services 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. At December 31, 2022, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Equity securities - U.S.	0%	-	55%	35%
Fixed income securities	40%	-	100%	64%

Fair Value Measurements - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Refer to Note 16 for discussion of levels within the fair value hierarchy. Level 1 items include investments in securities held in registered investment companies and directly held equity securities, which are valued at the closing price reported in the active market in which the securities are traded. Level 2 items include cash and equivalents and fixed income securities. Cash and equivalents include money market fund investments and cash collateral supporting derivative financial instruments. Fixed income securities include corporate and government bonds, which are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. These fair value amounts are included below to reconcile the fair value hierarchy to the respective total plan assets.

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$79	$—	$79	$—	$35	$—	$35	$—
Equity securities - U.S.	185	185	—	—	256	256	—	—
Global asset securities	35	35	—	—	52	52	—	—
Fixed income securities	130	30	100	—	191	47	144	—
Total assets in fair value hierarchy	429	$250	$179	$—	534	$355	$179	$—
Assets measured at net asset value	276				477
Accrued investment income	1				1
Due to brokers, net (pending trades with brokers)	—				(1)
Total pension plan assets	$706				$1,011

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$62	$—	$62	$—	$16	$—	$16	$—
Equity securities - U.S.	83	83	—	—	117	117	—	—
Global asset securities	16	16	—	—	24	24	—	—
Fixed income securities	58	13	45	—	87	21	66	—
Total assets in fair value hierarchy	219	$112	$107	$—	244	$162	$82	$—
Assets measured at net asset value	124				218
Accrued investment income	1				—
Total pension plan assets	$344				$462

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$13	$—	$13	$—	$16	$—	$16	$—
Equity securities - U.S.	82	82	—	—	114	114	—	—
Global asset securities	16	16	—	—	23	23	—	—
Fixed income securities	57	13	44	—	85	21	64	—
Total assets in fair value hierarchy	168	$111	$57	$—	238	$158	$80	$—
Assets measured at net asset value	122				212
Accrued investment income	1				—
Total pension plan assets	$291				$450

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3	$—	$3	$—	$5	$—	$5	$—
Equity securities - U.S.	9	9	—	—	11	11	—	—
Global asset securities	1	1	—	—	1	1	—	—
Fixed income securities	47	46	1	—	60	58	2	—
Total assets in fair value hierarchy	60	$56	$4	$—	77	$70	$7	$—
Assets measured at net asset value	23				29
Total OPEB plan assets	$83				$106

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$1	$—	$1	$—
Equity securities - U.S.	5	5	—	—	8	8	—	—
Fixed income securities	34	34	—	—	42	42	—	—
Total assets in fair value hierarchy	40	$39	$1	$—	51	$50	$1	$—
Assets measured at net asset value	18				23
Total OPEB plan assets	$58				$74

	2022				2021
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$—	$—	$—	$—	$1	$—	$1	$—
Equity securities - U.S.	1	1	—	—	1	1	—	—
Fixed income securities	13	13	—	—	15	15	—	—
Total OPEB plan assets	$14	$14	$—	$—	$17	$16	$1	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2022 and 2021.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 10% and 9% of total assets in the 401(k) savings plans at December 31, 2022 and 2021, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
401(k) costs	$28	$26	$25	$13	$13	$13	$13	$12	$12
NOTE 13(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. The 2020 OIP replaced the Amended and Restated 2010 OIP, which permitted similar grants. At December 31, 2022, performance shares and restricted stock units (performance- and time-vesting) were outstanding under the 2020 OIP and the Amended and Restated 2010 OIP, and 8 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Compensation expense	$13	$14	$16	$7	$8	$9	$5	$6	$6
Income tax benefits	3	4	4	2	2	2	1	2	2

As of December 31, 2022, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $6 million, $3 million and $2 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2022, 320,084 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

Performance Shares - Equity Awards - Payouts of performance shares are contingent upon achievement over a three-year period of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these performance shares is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. The actual number of these performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at the grant date. A summary of the performance shares activity, with amounts representing the target number of awards, was as follows:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	196,429	$51.59	129,156	$54.63	74,193	$47.44
Granted	74,106	54.45	73,112	46.19	56,204	64.04
Vested	(71,101)	47.48	—	—	—	—
Forfeited	(9,161)	53.99	(5,839)	51.07	(1,241)	50.94
Nonvested awards, December 31	190,273	54.13	196,429	51.59	129,156	54.63

Restricted Stock Units - Equity Awards - Payouts of restricted stock units are based on the expiration of a three-year time-vesting period. Restricted stock unit grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these restricted stock units is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. A summary of the restricted stock units activity was as follows:

	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	217,819	$50.54	146,549	$51.54	89,281	$46.04
Granted	77,122	56.88	80,152	48.65	61,056	59.42
Vested	(82,770)	46.08	—	—	—	—
Forfeited	(13,896)	55.53	(8,882)	49.84	(3,788)	49.01
Nonvested units, December 31	198,275	54.53	217,819	50.54	146,549	51.54

Performance Restricted Stock Units - Equity Awards - Payouts of performance restricted stock units are based upon achievement of certain performance targets during a three-year performance period, which currently includes specified growth of consolidated net income from continuing operations, as well as a diversity metric for the 2022 grants. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units under each award type. If minimum performance targets are not met during the performance period, these units are forfeited. Performance restricted stock units are to be paid out in shares and are accounted for as equity awards. The fair value of each performance restricted stock unit is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	196,429	$50.74	197,463	$47.31	206,065	$41.50
Granted	84,670	57.01	73,112	48.66	56,204	59.37
Vested	(71,101)	46.24	(68,307)	38.60	(63,565)	39.12
Forfeited	(10,124)	55.92	(5,839)	50.46	(1,241)	49.25
Nonvested units, December 31	199,874	54.74	196,429	50.74	197,463	47.31

NOTE 13(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and short-term cash incentive compensation and members of its Board of Directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and Board of Directors members may elect to have their deferrals credited to a company stock account, an interest account, equity accounts or mutual fund accounts based on certain benchmark funds.

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

	2022	2021
Carrying value	$13	$12
Fair market value	22	24

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2022 and 2021, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $19 million and $22 million, respectively.

NOTE 14. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind farms, ash ponds, active ash landfills, solar generation, coal yards, above ground storage tanks and batteries. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Balance, January 1	$294	$251	$213	$177	$81	$74
Revisions in estimated cash flows	19	50	15	44	4	6
Liabilities settled	(48)	(17)	(39)	(13)	(9)	(4)
Liabilities incurred	6	3	—	—	6	3
Accretion expense	8	7	6	5	2	2
Balance, December 31	$279	$294	$195	$213	$84	$81

NOTE 15. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments were used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and rail transportation costs. Risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Fuel used to supply natural gas-fired EGUs	Natural gas swap, options and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas swap, options and physical forward contracts (IPL and WPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Electric generation and load	Electric swap contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Optimize the value of electric generation	Electric swap contracts (IPL and WPL)
Manage transmission congestion costs	FTRs (IPL and WPL)
Manage rail transportation costs	Diesel fuel swap contracts (WPL)

Notional Amounts - As of December 31, 2022, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	1,132	2023-2025	9,046	2023	224,060	2023-2032	781	2023
IPL	589	2023-2025	3,999	2023	115,237	2023-2030	396	2023
WPL	543	2023	5,047	2023	108,823	2023-2032	385	2023

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

	Alliant Energy		IPL		WPL
	2022	2021	2022	2021	2022	2021
Current derivative assets	$111	$113	$69	$48	$42	$65
Non-current derivative assets	126	63	69	36	57	27
Current derivative liabilities	59	8	40	4	19	4
Non-current derivative liabilities	20	1	6	—	14	1

In 2022, Alliant Energy’s, IPL’s and WPL’s derivative assets increased primarily as a result of higher natural gas prices. Alliant Energy’s, IPL’s and WPL’s derivative liabilities increased primarily due to new natural gas contracts entered into in 2022 and declining natural gas prices subsequent to the execution of the new contracts. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2022 and 2021, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, derivative assets and derivative liabilities related to commodity contracts would have been presented on the balance sheets at December 31 as follows:

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
2022
Derivative assets	$237	$193	$138	$108	$99	$85
Derivative liabilities	79	35	46	16	33	19
2021
Derivative assets	176	171	84	83	92	88
Derivative liabilities	9	4	4	3	5	1

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2022					2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$10	$10	$—	$—	$10	$32	$32	$—	$—	$32
Derivatives	237	—	206	31	237	176	—	146	30	176
Deferred proceeds	185	—	—	185	185	214	—	—	214	214
Liabilities and equity:
Derivatives	79	—	67	12	79	9	—	8	1	9
Long-term debt (incl. current maturities)	8,076	—	7,338	1	7,339	7,368	—	8,329	1	8,330

IPL	2022					2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$10	$10	$—	$—	$10	$32	$32	$—	$—	$32
Derivatives	138	—	111	27	138	84	—	65	19	84
Deferred proceeds	185	—	—	185	185	214	—	—	214	214
Liabilities and equity:
Derivatives	46	—	35	11	46	4	—	3	1	4
Long-term debt	3,646	—	3,228	—	3,228	3,643	—	4,124	—	4,124

WPL	2022					2021
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$99	$—	$95	$4	$99	$92	$—	$81	$11	$92
Liabilities and equity:
Derivatives	33	—	32	1	33	5	—	5	—	5
Long-term debt (incl. current maturities)	2,770	—	2,542	—	2,542	2,429	—	2,862	—	2,862

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2022	2021	2022	2021
Beginning balance, January 1	$29	$29	$214	$188
Total net gains (losses) included in changes in net assets (realized/unrealized)	(18)	6	—	—
Purchases	79	21	—	—
Sales	(2)	(1)	—	—
Settlements (a)	(69)	(26)	(29)	26
Ending balance, December 31	$19	$29	$185	$214
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($18)	$6	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2022	2021	2022	2021
Beginning balance, January 1	$18	$26	$214	$188
Total net losses included in changes in net assets (realized/unrealized)	(12)	(3)	—	—
Purchases	58	16	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(47)	(20)	(29)	26
Ending balance, December 31	$16	$18	$185	$214
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($13)	($3)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2022	2021
Beginning balance, January 1	$11	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	(6)	9
Purchases	21	5
Sales	(1)	—
Settlements (a)	(22)	(6)
Ending balance, December 31	$3	$11
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($5)	$9

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2022	($10)	$29	($9)	$25	($1)	$4
2021	9	20	8	10	1	10

NOTE 17. COMMITMENTS AND CONTINGENCIES
NOTE 17(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of solar generation. At December 31, 2022, Alliant Energy’s and WPL’s minimum future commitments in 2023 for these projects were $184 million and $180 million, respectively.

NOTE 17(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2022, the related minimum future commitments were as follows (in millions):

Alliant Energy	2023	2024	2025	2026	2027	Thereafter	Total
Natural gas	$558	$297	$199	$136	$85	$209	$1,484
Coal	89	64	22	3	3	—	181
Other (a)	72	12	9	9	2	24	128
	$719	$373	$230	$148	$90	$233	$1,793

IPL	2023	2024	2025	2026	2027	Thereafter	Total
Natural gas	$319	$167	$85	$48	$36	$39	$694
Coal	45	26	20	3	3	—	97
Other (a)	28	2	2	2	2	22	58
	$392	$195	$107	$53	$41	$61	$849

WPL	2023	2024	2025	2026	2027	Thereafter	Total
Natural gas	$239	$130	$114	$88	$49	$170	$790
Coal	44	38	2	—	—	—	84
Other (a)	28	1	1	1	—	—	31
	$311	$169	$117	$89	$49	$170	$905

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2022.

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

As of December 31, 2022, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both December 31, 2022 and 2021, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $59 million as of December 31, 2022 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2022 and 2021.

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

Manufactured Gas Plant Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2022, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions). At December 31, 2022, such amounts for WPL were not material.

	Alliant Energy			IPL
Range of estimated future costs	$9	-	$25	$6	-	$19
Current and non-current environmental liabilities	$11			$8

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

NOTE 17(g) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with FERC requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings, which may result in additional changes to the base return on equity authorized for the MISO transmission owners. As a result of the August 2022 court decision, Alliant Energy recorded a $6 million reduction in “Equity income from unconsolidated investments” in its income statement in 2022 to reflect the anticipated reduction in the base return on equity authorized for the MISO transmission owners. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 18. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2022 are:
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

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2022	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,421	$642	$49	$4,112	$93	$4,205
Depreciation and amortization	601	56	7	664	7	671
Operating income	805	97	3	905	23	928
Interest expense				269	56	325
Equity income from unconsolidated investments, net	(1)	—	—	(1)	(50)	(51)
Income taxes				16	6	22
Net income attributable to Alliant Energy common shareowners				675	11	686
Total assets	16,571	1,631	860	19,062	1,101	20,163
Investments in equity method subsidiaries	20	—	—	20	522	542
Construction and acquisition expenditures	1,318	74	—	1,392	92	1,484

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2021	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,081	$456	$49	$3,586	$83	$3,669
Depreciation and amortization	591	54	6	651	6	657
Operating income (loss)	716	63	(11)	768	27	795
Interest expense				244	33	277
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(60)	(62)
Income tax expense (benefit)				(87)	13	(74)
Net income attributable to Alliant Energy common shareowners				618	41	659
Total assets	14,924	1,487	1,103	17,514	1,039	18,553
Investments in equity method subsidiaries	17	—	—	17	491	508
Construction and acquisition expenditures	980	90	—	1,070	99	1,169

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2020	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$2,920	$373	$49	$3,342	$74	$3,416
Depreciation and amortization	556	49	5	610	5	615
Operating income (loss)	643	74	(1)	716	24	740
Interest expense				243	32	275
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(59)	(61)
Income tax expense (benefit)				(66)	9	(57)
Net income attributable to Alliant Energy common shareowners				573	41	614
Total assets	14,358	1,413	990	16,761	949	17,710
Investments in equity method subsidiaries	11	—	—	11	465	476
Construction and acquisition expenditures	1,109	182	2	1,293	73	1,366

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

2022	Electric	Gas	Other	Total
Revenues	$1,859	$351	$46	$2,256
Depreciation and amortization	342	32	7	381
Operating income	397	53	3	453
Interest expense				148
Income tax benefit				(50)
Net income available for common stock				360
Total assets	8,686	872	517	10,075
Construction and acquisition expenditures	336	36	—	372

2021	Electric	Gas	Other	Total
Revenues	$1,752	$265	$46	$2,063
Depreciation and amortization	338	31	6	375
Operating income (loss)	420	43	(3)	460
Interest expense				139
Income tax benefit				(36)
Net income available for common stock				350
Total assets	8,602	819	575	9,996
Construction and acquisition expenditures	342	42	—	384

2020	Electric	Gas	Other	Total
Revenues	$1,695	$208	$44	$1,947
Depreciation and amortization	321	30	5	356
Operating income	358	50	2	410
Interest expense				139
Income tax benefit				(47)
Net income available for common stock				324
Total assets	8,518	766	565	9,849
Construction and acquisition expenditures	626	59	2	687

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

2022	Electric	Gas	Other	Total
Revenues	$1,562	$291	$3	$1,856
Depreciation and amortization	259	24	—	283
Operating income	408	44	—	452
Interest expense				121
Income taxes				66
Net income				315
Total assets	7,885	759	343	8,987
Construction and acquisition expenditures	982	38	—	1,020

2021	Electric	Gas	Other	Total
Revenues	$1,329	$191	$3	$1,523
Depreciation and amortization	253	23	—	276
Operating income (loss)	296	20	(8)	308
Interest expense				105
Income tax benefit				(51)
Net income				268
Total assets	6,322	668	528	7,518
Construction and acquisition expenditures	638	48	—	686

2020	Electric	Gas	Other	Total
Revenues	$1,225	$165	$5	$1,395
Depreciation and amortization	235	19	—	254
Operating income (loss)	285	24	(3)	306
Interest expense				104
Income tax benefit				(19)
Net income				249
Total assets	5,840	647	425	6,912
Construction and acquisition expenditures	483	123	—	606
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

	IPL			WPL
	2022	2021	2020	2022	2021	2020
Corporate Services billings	$181	$180	$176	$155	$154	$142
Sales credited	19	22	35	74	23	3
Purchases billed	435	441	329	174	116	108

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2022	2021
IPL	$103	$110
WPL	56	83

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2022	2021	2020
ATC billings to WPL	$140	$122	$108
WPL billings to ATC	18	18	10

As of December 31, 2022 and 2021, WPL owed ATC net amounts of $10 million and $10 million, respectively.

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

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2022 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2022.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting - The management of Alliant Energy, IPL and WPL are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2022, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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
February 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2023 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2023 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2023 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Alliant Energy’s equity compensation plans as of December 31, 2022 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	713,876 (a)	$51.92	8,259,869 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	713,876	$51.92	8,259,869

(a)Represents performance shares, performance restricted stock units and restricted stock units granted under the 2020 OIP, all of which are paid out in shares of Alliant Energy’s common stock. The performance share and performance restricted stock unit awards included in column (A) of the table reflect an assumed payout at the maximum performance multiplier of 200%. Also included are restricted stock units granted under the 2020 OIP, which vest at the expiration of a three-year time-vesting period.
(b)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2022, there were performance shares and restricted stock units (performance- and time-vesting) outstanding under the 2020 OIP, the only plan under which such equity awards are currently granted.
(c)As of December 31, 2022, there were 402,134 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 13(c).
(d)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 for Alliant Energy, and the information required by Item 12 for each of IPL and WPL, is incorporated herein by reference to the relevant information in the 2023 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2023 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2023 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2022		2021		2022		2021
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,351	95%	$1,367	96%	$1,096	91%	$1,005	90%
Audit-related fees	56	4%	49	4%	94	8%	85	8%
Tax fees	10	1%	3	—%	8	1%	18	2%
All other fees	7	—%	4	—%	5	—%	3	—%
	$1,424	100%	$1,423	100%	$1,203	100%	$1,111	100%

IPL’s and WPL’s audit fees for 2022 and 2021 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiaries and WPL and its subsidiaries, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2022 and 2021 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2022 and 2021 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2022 and 2021 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2022 and 2021 for IPL and WPL consisted of license fees for accounting research software products and virtual seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data for Alliant Energy’s, IPL’s and WPL’s financial statements and Reports of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID No. 34).

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2022	2021	2020
	(in millions)
Operating expenses	$9	$5	$7
Operating loss	(9)	(5)	(7)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(707)	(664)	(625)
Interest expense	6	1	2
Other	1	1	4
Total other (income) and deductions	(700)	(662)	(619)
Income before income taxes	691	657	612
Income tax expense (benefit)	2	(5)	(4)
Net income	$689	$662	$616
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2022	2021
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$65	$16
Other	1	5
Total current assets	66	21
Investments:
Investments in consolidated subsidiaries	7,801	7,061
Other	2	2
Total investments	7,803	7,063
Other assets	97	96
Total assets	$7,966	$7,180

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$352	$279
Notes payable to affiliated companies	1,318	900
Other	10	4
Total current liabilities	1,680	1,183
Other liabilities	1	2
Common equity:
Common stock and additional paid-in capital	2,780	2,752
Retained earnings	3,518	3,255
Shares in deferred compensation trust	(13)	(12)
Total common equity	6,285	5,995
Total liabilities and equity	$7,966	$7,180
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2022	2021	2020
	(in millions)
Net cash flows from operating activities	$492	$494	$396
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(530)	(295)	(429)
Net change in notes receivable from and payable to affiliates	369	(21)	201
Dividends from consolidated subsidiaries in excess of equity earnings	—	50	—
Net cash flows used for investing activities	(161)	(266)	(228)
Cash flows used for financing activities:
Common stock dividends	(428)	(403)	(377)
Proceeds from issuance of common stock, net	25	28	247
Net change in commercial paper	73	147	(37)
Other	(1)	—	(1)
Net cash flows used for financing activities	(331)	(228)	(168)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($6)	($1)	($2)
Income taxes, net	$15	$4	$10
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2022 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2022	$11	$17	$—	$21	$7
Year ended December 31, 2021	18	12	—	19	11
Year ended December 31, 2020	7	25	9	23	18
IPL (c)
Year ended December 31, 2022	$1	$7	$—	$8	$—
Year ended December 31, 2021	1	6	—	6	1
Year ended December 31, 2020	1	18	—	18	1
WPL
Year ended December 31, 2022	$10	$10	$—	$13	$7
Year ended December 31, 2021	17	6	—	13	10
Year ended December 31, 2020	6	7	9	5	17
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
3.1a
Articles of Amendment to Restated Articles of Incorporation of Alliant Energy, as amended, effective May 4, 2016 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9894))

3.2
Amended and Restated Bylaws of Alliant Energy, effective November 8, 2022 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-9894))

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
4.1
Amended and Restated Five-Year Master Credit Agreement, effective December 17, 2021, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed December 21, 2021 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.4
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

4.5
Indenture, dated as of February 28, 2022, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed March 1, 2022 (File No. 1-9894))

4.6
Indenture, dated as of June 20, 1997, between WPL and U.S. Bank Trust Company, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.6a
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, N.A., as Original Trustee, and U.S. Bank N.A., as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

4.7	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.8
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.9
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

4.15
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

Exhibit Number	Description
4.17	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
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

4.25
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

4.26
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.27
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

4.28
Officer’s Certificate, dated as of November 19, 2021, creating IPL’s 3.1% Senior Debentures due November 30, 2051 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 19, 2021 (File No. 1-4117))

4.29	Description of Common Stock of Alliant Energy (incorporated by reference to Exhibit 4.26 to Alliant Energy’s Form 10-K for the year 2019 (File No. 1-9894))
10.1
Term Loan Credit Agreement, dated as of March 3, 2022, among AEF, Alliant Energy, U.S. Bank N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 4, 2022 (File No. 1-9894))

10.1a	Incremental Term Loan Amendment, dated as of December 7, 2022, among AEF, Alliant Energy, CoBank ACB as incremental lender, and U.S. Bank N.A. as administrative agent
10.2#	Amended and Restated OIP, amended in 2015 (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on March 24, 2015 (File No. 1-9894))
10.2a#	Amendment to the Amended and Restated OIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2018 (File No. 1-9894))
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

10.3d#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3d to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.3e#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3e to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.3f#
Form of Performance Restricted Stock Unit Agreement (Diversity Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3f to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.3g#
Form of Performance Restricted Stock Unit Agreement (Net Income Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3g to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.4#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.4a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.4b#	Amendment to the DCP, as amended and restated
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
10.10#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.11#
Form of KEESA, by and between Alliant Energy and each of R.J. Durian, D.A. de Leon, T.L. Kouba and M. Luhrs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.12#
Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-9894))

10.13#	Terms of Alliant Energy Executive Performance Pay Plan (incorporated by reference to Exhibit 10.18 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))
10.14#	Form of Sign-On Bonus Reimbursement Agreement
10.15#	Form of Relocation Reimbursement Agreement
10.16#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2023
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of February 2023.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ John O. Larsen	By: /s/ John O. Larsen	By: /s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chair, President and Chief Executive Officer	Chair and Chief Executive Officer	Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 24th day of February 2023.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ John O. Larsen	/s/ John O. Larsen	/s/ John O. Larsen
John O. Larsen	John O. Larsen	John O. Larsen
Chair, President, Chief Executive Officer and Director (Principal Executive Officer)	Chair, Chief Executive Officer and Director (Principal Executive Officer)	Chair, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Stephanie L. Cox	/s/ Stephanie L. Cox	/s/ Stephanie L. Cox
Stephanie L. Cox, Director	Stephanie L. Cox, Director	Stephanie L. Cox, Director

/s/ N. Joy Falotico	/s/ N. Joy Falotico	/s/ N. Joy Falotico
N. Joy Falotico, Director	N. Joy Falotico, Director	N. Joy Falotico, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Singleton B. McAllister	/s/ Singleton B. McAllister	/s/ Singleton B. McAllister
Singleton B. McAllister, Director	Singleton B. McAllister, Director	Singleton B. McAllister, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

/s/ Susan D. Whiting	/s/ Susan D. Whiting	/s/ Susan D. Whiting
Susan D. Whiting, Director	Susan D. Whiting, Director	Susan D. Whiting, Director

