Form 10-Q
period 2023-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2023-05-05
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2023:
Alliant Energy Corporation, Common Stock, $0.01 par value, 251,387,788 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2022 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2022	IUB	Iowa Utilities Board
AEF	Alliant Energy Finance, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	Allowance for funds used during construction	MISO	Midcontinent Independent System Operator, Inc.
Alliant Energy	Alliant Energy Corporation	MW	Megawatt
ATC	American Transmission Company LLC	MWh	Megawatt-hour
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	SEC	Securities and Exchange Commission
Financial Statements	Condensed Consolidated Financial Statements	U.S.	United States of America
FTR	Financial transmission right	West Riverside	West Riverside Energy Center and Solar Facility
GAAP	U.S. generally accepted accounting principles	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•the direct or indirect effects resulting from cyber security incidents or attacks on our physical infrastructure, or responses to such incidents;
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
•the ability to complete construction of renewable generation and storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities including due to tariffs, duties or other assessments, such as any additional tariffs resulting from U.S. Department of Commerce investigations into and any decisions made regarding the sourcing of solar project materials and equipment from certain countries, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the renewable generation and storage project tax benefits for the benefit of customers;
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
•impacts that terrorist attacks may have on Alliant Energy’s, IPL’s and WPL’s operations and recovery of costs associated with restoration activities or on the operations of Alliant Energy’s investments;
•any material post-closing payments related to any past asset divestitures, including the sale of Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;
•weather effects on results of utility operations;
•continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;
•changes to MISO’s resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new and existing generating facilities, including IPL’s and WPL’s additional solar generation, may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s new process, or procure capacity in the market whereby such costs might not be recovered in rates;
•the direct or indirect effects resulting from the ongoing novel coronavirus (COVID-19) pandemic and the spread of variant strains;
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits, the Coal Combustion Residuals Rule, future changes in environmental laws and regulations, including changes to Cross-State Air Pollution Rule emissions allowances and federal, state or local regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;
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
•impacts that excessive heat, excessive cold, storms or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and construction activities, and recovery of costs associated with restoration activities, or on the operations of Alliant Energy’s investments;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2022 Form 10-K.
Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.
Available Information. Alliant Energy routinely posts important information on its website and considers the Investors section of its website, www.alliantenergy.com/investors, a channel of distribution for material information. Information contained on Alliant Energy’s website is not incorporated herein.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Revenues:
Electric utility	$768	$773
Gas utility	276	262
Other utility	11	11
Non-utility	22	22
Total revenues	1,077	1,068
Operating expenses:
Electric production fuel and purchased power	157	168
Electric transmission service	146	138
Cost of gas sold	181	168
Other operation and maintenance	174	153
Depreciation and amortization	166	166
Taxes other than income taxes	31	27
Total operating expenses	855	820
Operating income	222	248
Other (income) and deductions:
Interest expense	94	74
Equity income from unconsolidated investments, net	(17)	(15)
Allowance for funds used during construction	(19)	(11)
Other	3	—
Total other (income) and deductions	61	48
Income before income taxes	161	200
Income tax expense (benefit)	(2)	8
Net income attributable to Alliant Energy common shareowners	$163	$192
Weighted average number of common shares outstanding:
Basic	251.2	250.6
Diluted	251.4	250.9
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.65	$0.77

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$157	$20
Accounts receivable, less allowance for expected credit losses	428	516
Production fuel, at weighted average cost	60	53
Gas stored underground, at weighted average cost	64	132
Materials and supplies, at weighted average cost	158	140
Regulatory assets	193	166
Other	132	223
Total current assets	1,192	1,250
Property, plant and equipment, net	16,396	16,247
Investments:
ATC Holdings	363	358
Other	206	201
Total investments	569	559
Other assets:
Regulatory assets	1,887	1,880
Deferred charges and other	196	227
Total other assets	2,083	2,107
Total assets	$20,240	$20,163

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$808	$408
Commercial paper	60	642
Other short-term borrowings	50	—
Accounts payable	518	756
Regulatory liabilities	129	206
Other	343	351
Total current liabilities	1,908	2,363
Long-term debt, net (excluding current portion)	8,132	7,668
Other liabilities:
Deferred tax liabilities	1,957	1,943
Regulatory liabilities	1,102	1,118
Pension and other benefit obligations	273	277
Other	540	518
Total other liabilities	3,872	3,856
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 251,387,788 and 251,134,966 shares outstanding	3	3
Additional paid-in capital	2,780	2,777
Retained earnings	3,559	3,509
Accumulated other comprehensive loss	(1)	—
Shares in deferred compensation trust - 394,363 and 402,134 shares at a weighted average cost of $33.12 and $32.63 per share	(13)	(13)
Total Alliant Energy Corporation common equity	6,328	6,276
Total liabilities and equity	$20,240	$20,163

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$163	$192
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	166	166
Other	(6)	12
Other changes in assets and liabilities:
Accounts receivable	(86)	(161)
Gas stored underground	68	55
Derivative assets	115	(85)
Regulatory assets	(32)	19
Accounts payable	(97)	(37)
Regulatory liabilities	(95)	92
Other	(8)	(2)
Net cash flows from operating activities	188	251
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(417)	(307)
Other	(34)	(23)
Cash receipts on sold receivables	173	115
Proceeds from sale of partial ownership interest in West Riverside	25	—
Other	(10)	(8)
Net cash flows used for investing activities	(263)	(223)
Cash flows from financing activities:
Common stock dividends	(113)	(107)
Proceeds from issuance of long-term debt	862	650
Payments to retire long-term debt	—	(300)
Net change in commercial paper and other short-term borrowings	(532)	(239)
Other	(5)	(1)
Net cash flows from financing activities	212	3
Net increase in cash, cash equivalents and restricted cash	137	31
Cash, cash equivalents and restricted cash at beginning of period	24	40
Cash, cash equivalents and restricted cash at end of period	$161	$71
Supplemental cash flows information:
Cash paid during the period for:
Interest	($93)	($62)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$254	$134
Beneficial interest obtained in exchange for securitized accounts receivable	$153	$227

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions)
Revenues:
Electric utility	$388	$400
Gas utility	150	139
Steam and other	11	11
Total revenues	549	550
Operating expenses:
Electric production fuel and purchased power	47	67
Electric transmission service	104	97
Cost of gas sold	95	85
Other operation and maintenance	95	83
Depreciation and amortization	96	94
Taxes other than income taxes	16	14
Total operating expenses	453	440
Operating income	96	110
Other (income) and deductions:
Interest expense	37	37
Allowance for funds used during construction	(3)	(3)
Other	1	—
Total other (income) and deductions	35	34
Income before income taxes	61	76
Income tax benefit	(11)	(11)
Net income	$72	$87
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35	$15
Accounts receivable, less allowance for expected credit losses	191	259
Production fuel, at weighted average cost	26	23
Gas stored underground, at weighted average cost	26	60
Materials and supplies, at weighted average cost	92	83
Regulatory assets	75	85
Other	49	93
Total current assets	494	618
Property, plant and equipment, net	8,112	8,046
Other assets:
Regulatory assets	1,308	1,301
Deferred charges and other	93	110
Total other assets	1,401	1,411
Total assets	$10,007	$10,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222	$239
Accounts payable to associated companies	37	28
Accrued taxes	59	52
Accrued interest	35	35
Regulatory liabilities	73	114
Other	92	113
Total current liabilities	518	581
Long-term debt, net	3,647	3,646
Other liabilities:
Deferred tax liabilities	1,053	1,047
Regulatory liabilities	624	640
Pension and other benefit obligations	61	62
Other	294	291
Total other liabilities	2,032	2,040
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,807	2,807
Retained earnings	970	968
Total Interstate Power and Light Company common equity	3,810	3,808
Total liabilities and equity	$10,007	$10,075

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$72	$87
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	96	94
Deferred tax expense and tax credits	3	15
Other	(2)	(2)
Other changes in assets and liabilities:
Accounts receivable	(106)	(128)
Income tax refunds receivable	(7)	(17)
Gas stored underground	34	29
Derivative assets	69	(43)
Accounts payable	(56)	(8)
Regulatory liabilities	(59)	59
Other	(20)	3
Net cash flows from operating activities	24	89
Cash flows from investing activities:
Construction and acquisition expenditures	(101)	(96)
Cash receipts on sold receivables	173	115
Other	(2)	(1)
Net cash flows from investing activities	70	18
Cash flows used for financing activities:
Common stock dividends	(70)	(81)
Other	(4)	2
Net cash flows used for financing activities	(74)	(79)
Net increase in cash, cash equivalents and restricted cash	20	28
Cash, cash equivalents and restricted cash at beginning of period	15	34
Cash, cash equivalents and restricted cash at end of period	$35	$62
Supplemental cash flows information:
Cash paid during the period for:
Interest	($37)	($37)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$98	$27
Beneficial interest obtained in exchange for securitized accounts receivable	$153	$227

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions)
Revenues:
Electric utility	$380	$373
Gas utility	126	123
Total revenues	506	496
Operating expenses:
Electric production fuel and purchased power	109	101
Electric transmission service	42	41
Cost of gas sold	86	83
Other operation and maintenance	66	58
Depreciation and amortization	68	70
Taxes other than income taxes	14	12
Total operating expenses	385	365
Operating income	121	131
Other (income) and deductions:
Interest expense	36	27
Allowance for funds used during construction	(16)	(9)
Other	1	—
Total other (income) and deductions	21	18
Income before income taxes	100	113
Income tax expense	12	21
Net income	$88	$92
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86	$5
Accounts receivable, less allowance for expected credit losses	225	244
Production fuel, at weighted average cost	34	29
Gas stored underground, at weighted average cost	38	73
Materials and supplies, at weighted average cost	63	54
Regulatory assets	118	81
Prepaid gross receipts tax	31	42
Other	26	60
Total current assets	621	588
Property, plant and equipment, net	7,792	7,722
Other assets:
Regulatory assets	579	579
Deferred charges and other	82	98
Total other assets	661	677
Total assets	$9,074	$8,987

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$60	$290
Accounts payable	233	456
Regulatory liabilities	56	92
Other	163	111
Total current liabilities	512	949
Long-term debt, net	3,067	2,770
Other liabilities:
Deferred tax liabilities	787	789
Regulatory liabilities	478	478
Pension and other benefit obligations	139	140
Other	378	370
Total other liabilities	1,782	1,777
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,413	2,233
Retained earnings	1,234	1,192
Total Wisconsin Power and Light Company common equity	3,713	3,491
Total liabilities and equity	$9,074	$8,987

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$88	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	68	70
Other	(12)	(5)
Other changes in assets and liabilities:
Accounts receivable	19	(23)
Gas stored underground	35	26
Derivative assets	46	(42)
Regulatory assets	(37)	10
Accounts payable	(48)	(24)
Derivative liabilities	28	(2)
Regulatory liabilities	(35)	32
Accrued taxes	19	21
Other	14	12
Net cash flows from operating activities	185	167
Cash flows used for investing activities:
Construction and acquisition expenditures	(316)	(212)
Proceeds from sale of partial ownership interest in West Riverside	25	—
Other	(4)	(5)
Net cash flows used for investing activities	(295)	(217)
Cash flows from financing activities:
Common stock dividends	(46)	(44)
Capital contributions from parent	180	180
Proceeds from issuance of long-term debt	297	—
Net change in commercial paper	(230)	(79)
Other	(10)	(5)
Net cash flows from financing activities	191	52
Net increase in cash, cash equivalents and restricted cash	81	2
Cash, cash equivalents and restricted cash at beginning of period	5	2
Cash, cash equivalents and restricted cash at end of period	$86	$4
Supplemental cash flows information:
Cash paid during the period for:
Interest	($40)	($23)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$152	$104

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2022 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At March 31, 2023, Alliant Energy’s, IPL’s and WPL’s cash and cash equivalents included $148 million, $30 million and $83 million of money market fund investments, respectively, with interest rates of 5%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Tax-related	$942	$929	$857	$848	$85	$81
Pension and OPEB costs	385	392	193	197	192	195
Asset retirement obligations	156	151	115	110	41	41
Commodity cost recovery	152	160	4	1	148	159
Derivatives	101	84	37	48	64	36
Assets retired early	67	70	51	53	16	17
IPL’s Duane Arnold Energy Center PPA amendment	60	66	60	66	—	—
WPL’s Western Wisconsin gas distribution expansion investments	48	48	—	—	48	48
Other	169	146	66	63	103	83
	$2,080	$2,046	$1,383	$1,386	$697	$660

Derivatives - Refer to Note 11 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the three months ended March 31, 2023, which result in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Tax-related	$575	$579	$302	$303	$273	$276
Cost of removal obligations	403	398	261	259	142	139
Derivatives	117	210	64	115	53	95
Electric transmission cost recovery	26	20	19	10	7	10
WPL’s West Riverside liquidated damages	24	32	—	—	24	32
Commodity cost recovery	22	40	8	38	14	2
Other	64	45	43	29	21	16
	$1,231	$1,324	$697	$754	$534	$570

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
In March 2023, Madison Gas and Electric Company acquired a partial ownership interest in West Riverside, and the related proceeds are included in “Proceeds from sale of partial ownership interest in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flow statements for the three months ended March 31, 2023. As a result of this transaction, WPL’s undivided current ownership interest in West Riverside is 87.6%.

NOTE 4. RECEIVABLES
NOTE 4(a) - Accounts Receivable - For the three months ended March 31, 2023, Alliant Energy’s, IPL’s and WPL’s gross write-offs for accounts receivable, which originated in 2022, were $5 million, $3 million and $2 million, respectively.

NOTE 4(b) - Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2023, IPL amended and extended through March 2024 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2023, IPL had $21 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2023	2022
Maximum outstanding aggregate cash proceeds	$89	$36
Average outstanding aggregate cash proceeds	58	4

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2023	December 31, 2022
Customer accounts receivable	$161	$145
Unbilled utility revenues	94	132
Receivables sold to third party	255	277
Less: cash proceeds	89	80
Deferred proceeds	166	197
Less: allowance for expected credit losses	13	12
Fair value of deferred proceeds	$153	$185

As of March 31, 2023, outstanding receivables past due under the Receivables Agreement were $26 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2023	2022
Collections	$591	$561
Write-offs, net of recoveries	2	2

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2023	2022
ATC Holdings	($13)	($11)
Other	(4)	(4)
	($17)	($15)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2023	251,134,966
Shareowner Direct Plan	118,488
Equity-based compensation plans	134,334
Shares outstanding, March 31, 2023	251,387,788

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Loss	Trust	Equity
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$6,276
Net income attributable to Alliant Energy common shareowners			163			163
Common stock dividends ($0.4525 per share)			(113)			(113)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		(3)				(3)
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, March 31, 2023	$3	$2,780	$3,559	($1)	($13)	$6,328

Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$5,990
Net income attributable to Alliant Energy common shareowners			192			192
Common stock dividends ($0.4275 per share)			(107)			(107)
Shareowner Direct Plan issuances		7				7
Equity-based compensation plans and other		(6)	1			(5)
Ending balance, March 31, 2022	$3	$2,750	$3,336	$—	($12)	$6,077

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			72	72
Common stock dividends			(70)	(70)
Ending balance, March 31, 2023	$33	$2,807	$970	$3,810
Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$3,769
Net income			87	87
Common stock dividends			(81)	(81)
Ending balance, March 31, 2022	$33	$2,807	$935	$3,775

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$3,491
Net income			88	88
Common stock dividends			(46)	(46)
Capital contributions from parent		180		180
Ending balance, March 31, 2023	$66	$2,413	$1,234	$3,713
Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$2,823
Net income			92	92
Common stock dividends			(44)	(44)
Capital contributions from parent		180		180
Ending balance, March 31, 2022	$66	$1,884	$1,101	$3,051

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In March 2023, Alliant Energy, IPL and WPL extended their single credit facility agreement, which currently expires in December 2027, and reallocated credit facility capacity amounts to $450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2023	Alliant Energy	IPL	WPL
Amount outstanding	$60	$—	$60
Weighted average interest rates	5.1%	N/A	5.1%
Available credit facility capacity	$940	$250	$240

	Alliant Energy		WPL
Three Months Ended March 31	2023	2022	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$793	$577	$349	$252
Average amount outstanding (based on daily outstanding balances)	$574	$443	$304	$205
Weighted average interest rates	4.8%	0.3%	4.8%	0.3%

In January 2023, AEF received $50 million of proceeds from its December 2022 term loan credit agreement, which was classified as “Other short-term borrowings” on Alliant Energy’s balance sheet as of March 31, 2023.

NOTE 7(b) Long-term Debt - In March 2023, WPL issued $300 million of 4.95% debentures due 2033. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be allocated or disbursed for the development and acquisition of WPL’s solar EGUs.

Convertible Senior Notes - In March 2023, Alliant Energy issued $575 million of 3.875% convertible senior notes (the Notes), which are senior unsecured obligations, and used the net proceeds from the issuance for general corporate purposes. The Notes will mature on March 15, 2026 unless earlier converted or repurchased, and no sinking fund is provided for the Notes. Alliant Energy may not redeem the Notes prior to the maturity date. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of Alliant Energy’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day during such period;
•during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the related Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Alliant Energy’s common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.

On or after December 15, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Notes, Alliant Energy will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted.

The conversion rate will initially be 15.5461 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $64.32 per share of Alliant Energy’s common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, Alliant Energy will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event.

If Alliant Energy undergoes a fundamental change (as defined in the related Indenture), then, subject to certain conditions, holders of the Notes may require Alliant Energy to repurchase for cash all or any portion of its Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In March 2023, the conditions allowing holders of the Notes to convert during March 2023 were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet as of March 31, 2023. As of March 31, 2023, the net carrying amount of the Notes was $565 million, with unamortized debt issuance costs of $10 million, and the estimated fair value (Level 2) of the Notes was $595 million. As of March 31, 2023, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2023	2022	2023	2022	2023	2022
Electric Utility:
Retail - residential	$285	$293	$143	$150	$142	$143
Retail - commercial	185	188	112	118	73	70
Retail - industrial	216	211	107	111	109	100
Wholesale	46	47	12	15	34	32
Bulk power and other	36	34	14	6	22	28
Total Electric Utility	768	773	388	400	380	373
Gas Utility:
Retail - residential	167	158	93	85	74	73
Retail - commercial	88	82	44	40	44	42
Retail - industrial	7	8	4	5	3	3
Transportation/other	14	14	9	9	5	5
Total Gas Utility	276	262	150	139	126	123
Other Utility:
Steam	10	9	10	9	—	—
Other utility	1	2	1	2	—	—
Total Other Utility	11	11	11	11	—	—
Non-Utility and Other:
Travero and other	22	22	—	—	—	—
Total Non-Utility and Other	22	22	—	—	—	—
Total revenues	$1,077	$1,068	$549	$550	$506	$496

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

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Overall income tax rate	(1%)	4%	(18%)	(14%)	12%	19%

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2023, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2043	$535	$12	$1
Federal tax credits	2027-2043	698	468	218

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

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2023	2022	2023	2022
Service cost	$1	$2	$1	$1
Interest cost	11	9	2	1
Expected return on plan assets	(13)	(17)	(1)	(1)
Amortization of actuarial loss	7	8	—	1
	$6	$2	$2	$2

	Defined Benefit Pension Plans		OPEB Plans
IPL	2023	2022	2023	2022
Service cost	$1	$2	$—	$—
Interest cost	5	4	1	1
Expected return on plan assets	(7)	(8)	(1)	(1)
Amortization of actuarial loss	3	3	—	—
	$2	$1	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2023	2022	2023	2022
Service cost	$—	$1	$—	$—
Interest cost	5	4	1	1
Expected return on plan assets	(5)	(8)	—	—
Amortization of actuarial loss	3	4	—	—
	$3	$1	$1	$1

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Compensation expense	$3	$4	$2	$2	$1	$2
Income tax benefits	1	1	—	1	—	—

As of March 31, 2023, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $18 million, $9 million and $8 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2023, performance shares, performance restricted stock units and restricted stock units were granted to key employees under existing plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	100,055	$55.68
Performance restricted stock units	114,325	52.73
Restricted stock units	99,941	52.78

As of March 31, 2023, 170,209 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2023, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	922	2023-2025	3,276	2023	209,102	2023-2032	662	2023
IPL	391	2023-2025	1,338	2023	101,863	2023-2030	325	2023
WPL	531	2023	1,938	2023	107,239	2023-2032	337	2023

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Current derivative assets	$28	$111	$17	$69	$11	$42
Non-current derivative assets	94	126	52	69	42	57
Current derivative liabilities	65	59	26	40	39	19
Non-current derivative liabilities	30	20	8	6	22	14

During the three months ended March 31, 2023, Alliant Energy’s, IPL’s and WPL’s current derivative assets decreased primarily due to settlements of natural gas, FTR and electricity contracts. Alliant Energy’s and WPL’s derivative liabilities increased primarily due to lower natural gas prices. IPL’s current derivative liabilities decreased primarily due to settlements of natural gas contracts. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2023 and December 31, 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2023
Derivative assets	$122	$89	$69	$51	$53	$38
Derivative liabilities	95	62	34	16	61	46
December 31, 2022
Derivative assets	237	193	138	108	99	85
Derivative liabilities	79	35	46	16	33	19

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of March 31, 2023, $1 million of non-current interest rate derivative liabilities were recorded in “Other liabilities” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of March 31, 2023, accumulated other comprehensive loss included $1 million of losses related to the interest rate swap. For the three months ended March 31, 2023, a $1 million reduction to interest expense was recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$148	$148	$—	$—	$148	$10	$10	$—	$—	$10
Commodity derivatives	122	—	116	6	122	237	—	206	31	237
Deferred proceeds	153	—	—	153	153	185	—	—	185	185
Liabilities:
Commodity derivatives	95	—	84	11	95	79	—	67	12	79
Interest rate derivatives	1	—	1	—	1	—	—	—	—	—
Long-term debt (incl. current maturities)	8,940	—	8,461	1	8,462	8,076	—	7,338	1	7,339

IPL	March 31, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$30	$30	$—	$—	$30	$10	$10	$—	$—	$10
Commodity derivatives	69	—	63	6	69	138	—	111	27	138
Deferred proceeds	153	—	—	153	153	185	—	—	185	185
Liabilities:
Commodity derivatives	34	—	28	6	34	46	—	35	11	46
Long-term debt	3,647	—	3,335	—	3,335	3,646	—	3,228	—	3,228

WPL	March 31, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$83	$83	$—	$—	$83	$—	$—	$—	$—	$—
Commodity derivatives	53	—	53	—	53	99	—	95	4	99
Liabilities:
Commodity derivatives	61	—	56	5	61	33	—	32	1	33
Long-term debt	3,067	—	2,939	—	2,939	2,770	—	2,542	—	2,542

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2023	2022	2023	2022
Beginning balance, January 1	$19	$29	$185	$214
Total net losses included in changes in net assets (realized/unrealized)	(4)	(6)	—	—
Settlements (a)	(20)	(13)	(32)	13
Ending balance, March 31	($5)	$10	$153	$227
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($4)	($5)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2023	2022	2023	2022
Beginning balance, January 1	$16	$18	$185	$214
Total net gains (losses) included in changes in net assets (realized/unrealized)	1	(4)	—	—
Settlements (a)	(17)	(7)	(32)	13
Ending balance, March 31	$—	$7	$153	$227
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	$1	($4)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2023	2022
Beginning balance, January 1	$3	$11
Total net losses included in changes in net assets (realized/unrealized)	(5)	(2)
Settlements	(3)	(6)
Ending balance, March 31	($5)	$3
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($5)	($1)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2023	($10)	$5	($4)	$4	($6)	$1
December 31, 2022	(10)	29	(9)	25	(1)	4

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of solar generation. At March 31, 2023, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $252 million, $40 million and $212 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2023, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,280	$565	$715
Coal	175	89	86
Other (a)	113	53	26
	$1,568	$707	$827

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2023.

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

As of March 31, 2023, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both March 31, 2023 and December 31, 2022, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $59 million as of March 31, 2023 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2023 and December 31, 2022.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2023, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$10	-	$37	$6	-	$12	$4	-	$25
Current and non-current environmental liabilities	$18			$8			$10

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

NOTE 13(e) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with the Federal Energy Regulatory Commission (FERC) requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC Midwest LLC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings, which may result in additional changes to the base return on equity authorized for the MISO transmission owners. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2023
Revenues	$768	$276	$11	$1,055	$22	$1,077
Operating income	163	50	4	217	5	222
Net income attributable to Alliant Energy common shareowners				160	3	163
Three Months Ended March 31, 2022
Revenues	$773	$262	$11	$1,046	$22	$1,068
Operating income	181	57	3	241	7	248
Net income attributable to Alliant Energy common shareowners				179	13	192

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2023
Revenues	$388	$150	$11	$549
Operating income	66	27	3	96
Net income				72
Three Months Ended March 31, 2022
Revenues	$400	$139	$11	$550
Operating income	75	32	3	110
Net income				87

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2023
Revenues	$380	$126	$—	$506
Operating income	97	23	1	121
Net income				88
Three Months Ended March 31, 2022
Revenues	$373	$123	$—	$496
Operating income	106	25	—	131
Net income				92

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

	IPL		WPL
	2023	2022	2023	2022
Corporate Services billings	$40	$40	$36	$36
Sales credited	7	—	13	18
Purchases billed	93	94	15	22

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Net payables to Corporate Services	$110	$103	$65	$56

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2023	2022
ATC billings to WPL	$34	$34
WPL billings to ATC	6	3

WPL owed ATC net amounts of $9 million as of March 31, 2023 and $10 million as of December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2022 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2023 HIGHLIGHTS

Key highlights since the filing of the 2022 Form 10-K include the following:

Customer Investments:
•In March 2023, the IUB issued a certificate of public convenience, use and necessity (GCU Certificate) granting IPL approval to construct, own and operate up to 50 MW of solar generation and up to 25 MW of battery storage in Union County, Iowa.
•In April 2023, the IUB issued a GCU Certificate granting IPL approval to construct, own and operate up to 150 MW of solar generation and up to 75 MW of battery storage in Lee County, Iowa.
•In 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation and 75 MW of battery storage. On April 27, 2023, the IUB approved advance rate-making principles for up to 200 MW of solar generation. The IUB’s order included a cost target of $1,575/kilowatt, including AFUDC and transmission upgrade costs among other costs. Any reasonable and prudent costs incurred in excess of the cost target, as well as the related return on common equity, would need to be addressed in future IPL retail electric rate review filings. IPL has 20 days from the date of the IUB’s order to ask for reconsideration of the advance rate-making principles, and 30 days from the date of the IUB’s order to accept the approved advance rate-making principles.

Rate Matters:
•In April 2023, WPL filed a retail electric and gas rate review with the PSCW for the 2024/2025 forward-looking Test Period. The key drivers for the filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage. The filing requested approval for WPL to implement increases in annual rates for its retail electric and gas customers of $111 million and $17 million in 2024, respectively, with any granted rate changes expected to be effective on January 1, 2024. WPL’s filing also requested approval to implement an additional $71 million increase in annual rates for its retail electric customers in 2025, with any granted rate changes expected to be effective on January 1, 2025. WPL also requested to maintain its current authorized return on common equity of 10% and implement an approximate 56% common equity component of its regulatory capital structure, as well as receive continued recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by June 1, 2025. A decision from the PSCW is expected by the end of 2023.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended March 31 were as follows (dollars in millions, except per share amounts):

	2023		2022
	Income (Loss)	EPS	Income	EPS
Utilities and Corporate Services	$163	$0.65	$183	$0.73
ATC Holdings	9	0.04	8	0.03
Non-utility and Parent	(9)	(0.04)	1	0.01
Alliant Energy Consolidated	$163	$0.65	$192	$0.77

Alliant Energy’s Utilities and Corporate Services net income decreased by $20 million for the three-month period, primarily due to lower retail electric and gas sales due to impacts of warmer than normal temperatures on customer demand in the first quarter of 2023, compared to an increase in sales in the first quarter of 2022 due to impacts of colder than normal temperatures on customer demand, higher interest expense and timing of income tax expense. These items were partially offset by higher electric revenues resulting from higher revenue requirements and AFUDC from WPL’s capital investments.

Alliant Energy’s Non-utility and Parent net income decreased by $10 million for the three-month period, primarily due to higher interest expense.

For the three months ended March 31, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2023	2022	2023	2022	2023	2022
Operating income	$222	$248	$96	$110	$121	$131
Electric utility revenues	$768	$773	$388	$400	$380	$373
Electric production fuel and purchased power expenses	(157)	(168)	(47)	(67)	(109)	(101)
Electric transmission service expense	(146)	(138)	(104)	(97)	(42)	(41)
Utility Electric Margin (non-GAAP)	465	467	237	236	229	231
Gas utility revenues	276	262	150	139	126	123
Cost of gas sold	(181)	(168)	(95)	(85)	(86)	(83)
Utility Gas Margin (non-GAAP)	95	94	55	54	40	40
Other utility revenues	11	11	11	11	—	—
Non-utility revenues	22	22	—	—	—	—
Other operation and maintenance expenses	(174)	(153)	(95)	(83)	(66)	(58)
Depreciation and amortization expenses	(166)	(166)	(96)	(94)	(68)	(70)
Taxes other than income tax expense	(31)	(27)	(16)	(14)	(14)	(12)
Operating income	$222	$248	$96	$110	$121	$131

Operating Income Variances - Variances between periods in operating income for the three months ended March 31, 2023 compared to the same period in 2022 were as follows (in millions):

	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	($2)	$1	($2)
Total higher utility gas margin variance (Refer to details below)	1	1	—
Total higher other operation and maintenance expenses variance (Refer to details below)	(21)	(12)	(8)
Total (higher) lower depreciation and amortization expense	—	(2)	2
Other	(4)	(2)	(2)
	($26)	($14)	($10)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Retail	$686	$692	6,201	6,388	$262	$248	22,310	26,095
Sales for resale:
Wholesale	46	47	698	721	N/A	N/A	N/A	N/A
Bulk power and other	23	21	1,243	1,224	N/A	N/A	N/A	N/A
Transportation/Other	13	13	15	17	14	14	32,614	29,877
	$768	$773	8,157	8,350	$276	$262	54,924	55,972

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Retail	$362	$379	3,544	3,651	$141	$130	11,459	13,601
Sales for resale:
Wholesale	12	15	187	194	N/A	N/A	N/A	N/A
Bulk power and other	7	(2)	496	403	N/A	N/A	N/A	N/A
Transportation/Other	7	8	8	8	9	9	12,035	12,020
	$388	$400	4,235	4,256	$150	$139	23,494	25,621

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Retail	$324	$313	2,657	2,737	$121	$118	10,851	12,494
Sales for resale:
Wholesale	34	32	511	527	N/A	N/A	N/A	N/A
Bulk power and other	16	23	747	821	N/A	N/A	N/A	N/A
Transportation/Other	6	5	7	9	5	5	20,579	17,857
	$380	$373	3,922	4,094	$126	$123	31,430	30,351

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes decreased 3% and 15%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to changes in temperatures.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric Margins			Gas Margins
	2023	2022	Change	2023	2022	Change
IPL	($4)	$5	($9)	($3)	$3	($6)
WPL	(5)	2	(7)	(3)	1	(4)
Total Alliant Energy	($9)	$7	($16)	($6)	$4	($10)

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three months ended March 31, 2023 compared to the same period in 2022 as follows (in millions):

	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	($16)	($9)	($7)
Higher revenues at IPL due to changes in the renewable energy rider (mostly offset by changes in income taxes)	7	7	—
Other	7	3	5
	($2)	$1	($2)

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three months ended March 31, 2023 compared to the same period in 2022 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	$6	$6	$—
Higher revenue requirements at WPL (a)	4	—	4
Estimated changes in sales volumes caused by temperatures	(10)	(6)	(4)
Other	1	1	—
	$1	$1	$—

(a)In December 2022, the PSCW issued an order authorizing an annual base rate increase of $9 million for WPL’s retail gas customers, covering the 2023 forward-looking Test Period, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. These retail gas rate changes were effective on January 1, 2023 and extend through the end of 2023.

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2023 compared to the same period in 2022 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	($6)	($6)	$—
Higher generation operation and maintenance expenses	(5)	2	(7)
Other	(10)	(8)	(1)
	($21)	($12)	($8)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three months ended March 31, 2023 compared to the same period in 2022 as follows (in millions):

	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2023 and 2022, and higher interest rates	($20)	$—	($9)
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	8	—	7
Other	(1)	(1)	(1)
	($13)	($1)	($3)

Income Taxes - Refer to Note 9 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2022 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2023, Alliant Energy had $157 million of cash and cash equivalents, $940 million ($450 million at the parent company, $250 million at IPL and $240 million at WPL) of available capacity under the single revolving credit facility and $21 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2023 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Cash, cash equivalents and restricted cash, January 1	$24	$40	$15	$34	$5	$2
Cash flows from (used for):
Operating activities	188	251	24	89	185	167
Investing activities	(263)	(223)	70	18	(295)	(217)
Financing activities	212	3	(74)	(79)	191	52
Net increase	137	31	20	28	81	2
Cash, cash equivalents and restricted cash, March 31	$161	$71	$35	$62	$86	$4

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Changes in interest payments	($31)	$—	($17)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(26)	(15)	(11)
Changes in the sales of accounts receivable at IPL	(13)	(13)	—
Timing of intercompany payments and receipts	—	(5)	14
Other (primarily due to other changes in working capital)	7	(32)	32
	($63)	($65)	$18

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction and acquisition expenditures (a)	($110)	($5)	($104)
Changes in the amount of cash receipts on sold receivables	58	58	—
Proceeds from sale of partial ownership interest in West Riverside	25	—	25
Other	(13)	(1)	1
	($40)	$52	($78)

(a)Largely due to higher expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - In March 2023, WPL notified the PSCW that it currently expects estimated construction costs and related rate base additions associated with its 414 MW of new solar generation will exceed amounts approved by the PSCW in June 2022 by approximately 10-14% due to higher commodity, labor and other site-specific costs. A significant portion of these higher estimated construction costs are included in the anticipated construction and acquisition expenditures included in “Liquidity and Capital Resources” in the 2022 Form 10-K.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Lower payments to retire long-term debt	$300	$—	$—
Higher net proceeds from issuance of long-term debt	212	—	297
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(293)	—	(151)
Other	(10)	5	(7)
	$209	$5	$139

State Regulatory Financing Authorization - In March 2023, WPL received authorization from the PSCW to have up to $500 million of short-term borrowings and/or letters of credit outstanding at any time through the expiration date of WPL’s credit facility agreement.

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2023.

Short-term Debt - Refer to Note 7(a) for discussion of Alliant Energy’s, IPL’s and WPL’s single credit facility agreement that was amended and extended in March 2023, which includes a revised cross-default provision related to prepayment of material debt prior to the stated maturity and certain other confirming changes, as well as details for proceeds from AEF’s December 2022 term loan credit agreement.

Long-term Debt - Refer to Note 7(b) for discussion of Alliant Energy’s and WPL’s issuance of long-term debt in 2023.

Interest Rate Risk - As of March 31, 2023, Alliant Energy’s exposure to risk resulting from changes in interest rates associated with variable-rate borrowings was mitigated primarily due to its issuance of convertible senior notes and an interest rate swap on a portion of its variable-rate term loan borrowings, as well as WPL’s issuance of green bonds, all of which were executed in the first quarter of 2023. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at March 31, 2023, Alliant Energy’s annual pre-tax expense would increase by approximately $3 million.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2022 Form 10-K and has not changed materially from the items reported in the 2022 Form 10-K, except for the items described in Notes 4, 7 and 13.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2022 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2023.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2022 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2023 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	4,786	$55.44	—	N/A
February 1 through February 28	3,382	53.44	—	N/A
March 1 through March 31	643	52.11	—	N/A
	8,811	54.43	—

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
4.1
First Amendment to Amended and Restated Five-Year Master Credit Agreement, effective March 15, 2023, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein

4.2
Indenture, dated as of March 2, 2023, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed March 3, 2023 (File No. 1-9894))

4.3
Officers’ Certificate, dated as of March 30, 2023, creating WPL's 4.950% Debentures due April 1, 2033 (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed March 30, 2023 (File No. 0-337))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2023.

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

