Form 10-Q
period 2023-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2023-08-04
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2023:
Alliant Energy Corporation, Common Stock, $0.01 par value, 252,719,092 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•the direct or indirect effects resulting from cyber security incidents or attacks on Alliant Energy’s, IPL’s or WPL’s physical infrastructure, or responses to such incidents;
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
•inflation and higher interest rates;
•changes in the price of delivered natural gas, transmission, purchased electricity and delivered coal, particularly during elevated market prices, and any resulting changes to counterparty credit risk, due to shifts in supply and demand caused by market conditions, regulations and MISO’s seasonal resource adequacy process;
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
•the ability to complete construction of renewable generation and storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, duties or other assessments, such as any additional tariffs resulting from U.S. Department of Commerce investigations into and any decisions made regarding the sourcing of solar project materials and equipment from certain countries, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes, the ability to achieve the expected level of tax benefits based on tax guidelines and project costs, and the ability to efficiently utilize the renewable generation and storage project tax benefits for the benefit of customers;
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
•the future development of technologies related to electrification, and the ability to reliably store and manage electricity;
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
•changes to MISO’s resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new and existing generating facilities, including IPL’s and WPL’s additional solar generation, may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s process, or procure capacity in the market whereby such costs might not be recovered in rates;
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits and future changes in environmental laws and regulations, including changes to the Coal Combustion Residuals Rule, Cross-State Air Pollution Rule emissions allowances and federal, state or local regulations for greenhouse gases emissions reductions from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce greenhouse gases emissions;
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
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, availability of warranty coverage and successful resolution of warranty issues or contract disputes for equipment breakdowns or failures, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental operating, fuel-related and capital costs through rates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Revenues:
Electric utility	$799	$812	$1,567	$1,586
Gas utility	77	94	353	356
Other utility	13	13	25	23
Non-utility	23	24	45	47
Total revenues	912	943	1,990	2,012
Operating expenses:
Electric production fuel and purchased power	166	191	322	359
Electric transmission service	138	133	284	271
Cost of gas sold	33	48	215	216
Other operation and maintenance	163	166	338	320
Depreciation and amortization	167	166	333	332
Taxes other than income taxes	28	27	59	54
Total operating expenses	695	731	1,551	1,552
Operating income	217	212	439	460
Other (income) and deductions:
Interest expense	96	78	190	152
Equity income from unconsolidated investments, net	(14)	(16)	(31)	(32)
Allowance for funds used during construction	(24)	(13)	(43)	(24)
Other	(1)	—	2	1
Total other (income) and deductions	57	49	118	97
Income before income taxes	160	163	321	363
Income tax expense (benefit)	—	4	(2)	12
Net income attributable to Alliant Energy common shareowners	$160	$159	$323	$351
Weighted average number of common shares outstanding:
Basic	251.7	250.9	251.4	250.7
Diluted	251.9	251.1	251.6	251.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.64	$0.63	$1.28	$1.40

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13	$20
Accounts receivable, less allowance for expected credit losses	428	516
Production fuel, at weighted average cost	64	53
Gas stored underground, at weighted average cost	69	132
Materials and supplies, at weighted average cost	172	140
Regulatory assets	196	166
Other	196	223
Total current assets	1,138	1,250
Property, plant and equipment, net	16,306	16,247
Investments:
ATC Holdings	372	358
Other	212	201
Total investments	584	559
Other assets:
Regulatory assets	2,148	1,880
Deferred charges and other	207	227
Total other assets	2,355	2,107
Total assets	$20,383	$20,163

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$409	$408
Commercial paper	391	642
Other short-term borrowings	50	—
Accounts payable	585	756
Regulatory liabilities	121	206
Other	337	351
Total current liabilities	1,893	2,363
Long-term debt, net (excluding current portion)	8,186	7,668
Other liabilities:
Deferred tax liabilities	1,969	1,943
Regulatory liabilities	1,087	1,118
Pension and other benefit obligations	262	277
Other	534	518
Total other liabilities	3,852	3,856
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 252,719,092 and 251,134,966 shares outstanding	3	3
Additional paid-in capital	2,854	2,777
Retained earnings	3,606	3,509
Accumulated other comprehensive income	3	—
Shares in deferred compensation trust - 405,051 and 402,134 shares at a weighted average cost of $33.69 and $32.63 per share	(14)	(13)
Total Alliant Energy Corporation common equity	6,452	6,276
Total liabilities and equity	$20,383	$20,163

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$323	$351
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	333	332
Equity component of allowance for funds used during construction	(32)	(18)
Other	14	14
Other changes in assets and liabilities:
Accounts receivable	(186)	(283)
Gas stored underground	63	17
Derivative assets	86	(183)
Regulatory assets	(36)	(116)
Accounts payable	(84)	95
Derivative liabilities	18	86
Regulatory liabilities	(116)	74
Deferred income taxes	24	34
Other	(96)	(103)
Net cash flows from operating activities	311	300
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(758)	(550)
Other	(62)	(43)
Cash receipts on sold receivables	272	233
Proceeds from sales of partial ownership interest in West Riverside	120	—
Other	(54)	(10)
Net cash flows used for investing activities	(482)	(370)
Cash flows from financing activities:
Common stock dividends	(226)	(215)
Proceeds from issuance of common stock, net	76	13
Proceeds from issuance of long-term debt	862	650
Payments to retire long-term debt	(404)	(304)
Net change in commercial paper and other short-term borrowings	(146)	(116)
Contributions from noncontrolling interest	—	29
Other	(1)	(7)
Net cash flows from financing activities	161	50
Net decrease in cash, cash equivalents and restricted cash	(10)	(20)
Cash, cash equivalents and restricted cash at beginning of period	24	40
Cash, cash equivalents and restricted cash at end of period	$14	$20
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($179)	($146)
Income taxes, net	$3	($4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$300	$200
Beneficial interest obtained in exchange for securitized accounts receivable	$175	$244

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Electric utility	$431	$442	$819	$843
Gas utility	44	52	194	191
Steam and other	12	12	24	22
Total revenues	487	506	1,037	1,056
Operating expenses:
Electric production fuel and purchased power	66	83	113	150
Electric transmission service	96	91	201	188
Cost of gas sold	20	27	116	112
Other operation and maintenance	85	87	181	171
Depreciation and amortization	96	95	191	189
Taxes other than income taxes	14	14	29	28
Total operating expenses	377	397	831	838
Operating income	110	109	206	218
Other (income) and deductions:
Interest expense	37	37	74	74
Allowance for funds used during construction	(4)	(3)	(8)	(5)
Other	1	—	3	(1)
Total other (income) and deductions	34	34	69	68
Income before income taxes	76	75	137	150
Income tax benefit	(13)	(12)	(24)	(23)
Net income	$89	$87	$161	$173
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9	$15
Accounts receivable, less allowance for expected credit losses	204	259
Production fuel, at weighted average cost	31	23
Gas stored underground, at weighted average cost	27	60
Materials and supplies, at weighted average cost	100	83
Regulatory assets	90	85
Other	78	93
Total current assets	539	618
Property, plant and equipment, net	7,923	8,046
Other assets:
Regulatory assets	1,558	1,301
Deferred charges and other	101	110
Total other assets	1,659	1,411
Total assets	$10,121	$10,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247	$239
Accounts payable to associated companies	40	28
Accrued taxes	51	52
Accrued interest	35	35
Regulatory liabilities	73	114
Other	97	113
Total current liabilities	543	581
Long-term debt, net	3,702	3,646
Other liabilities:
Deferred tax liabilities	1,061	1,047
Regulatory liabilities	603	640
Pension and other benefit obligations	60	62
Other	283	291
Total other liabilities	2,007	2,040
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,847	2,807
Retained earnings	989	968
Total Interstate Power and Light Company common equity	3,869	3,808
Total liabilities and equity	$10,121	$10,075

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$161	$173
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	191	189
Other	2	(9)
Other changes in assets and liabilities:
Accounts receivable	(216)	(256)
Gas stored underground	33	12
Derivative assets	43	(123)
Regulatory assets	(2)	(52)
Accounts payable	(32)	67
Derivative liabilities	(9)	63
Regulatory liabilities	(78)	53
Deferred income taxes	8	24
Other	(49)	(58)
Net cash flows from operating activities	52	83
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(251)	(172)
Cash receipts on sold receivables	272	233
Other	(36)	(1)
Net cash flows from (used for) investing activities	(15)	60
Cash flows used for financing activities:
Common stock dividends	(140)	(160)
Capital contributions from parent	40	—
Net change in commercial paper	55	—
Other	2	(4)
Net cash flows used for financing activities	(43)	(164)
Net decrease in cash, cash equivalents and restricted cash	(6)	(21)
Cash, cash equivalents and restricted cash at beginning of period	15	34
Cash, cash equivalents and restricted cash at end of period	$9	$13
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($74)	($74)
Income taxes, net	$25	$19
Significant non-cash investing and financing activities:
Accrued capital expenditures	$95	$45
Beneficial interest obtained in exchange for securitized accounts receivable	$175	$244

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Electric utility	$368	$370	$748	$743
Gas utility	33	42	159	165
Other	1	1	1	1
Total revenues	402	413	908	909
Operating expenses:
Electric production fuel and purchased power	99	108	209	209
Electric transmission service	42	41	83	83
Cost of gas sold	13	21	99	104
Other operation and maintenance	67	67	133	123
Depreciation and amortization	69	69	137	139
Taxes other than income taxes	13	12	27	24
Total operating expenses	303	318	688	682
Operating income	99	95	220	227
Other (income) and deductions:
Interest expense	36	28	72	55
Allowance for funds used during construction	(19)	(10)	(35)	(18)
Other	(4)	—	(3)	—
Total other (income) and deductions	13	18	34	37
Income before income taxes	86	77	186	190
Income tax expense	14	14	26	34
Net income	$72	$63	$160	$156
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3	$5
Accounts receivable, less allowance for expected credit losses	210	244
Production fuel, at weighted average cost	33	29
Gas stored underground, at weighted average cost	42	73
Materials and supplies, at weighted average cost	70	54
Regulatory assets	106	81
Prepaid gross receipts tax	47	42
Other	47	60
Total current assets	558	588
Property, plant and equipment, net	7,882	7,722
Other assets:
Regulatory assets	590	579
Deferred charges and other	69	98
Total other assets	659	677
Total assets	$9,099	$8,987

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$44	$290
Accounts payable	277	456
Regulatory liabilities	48	92
Other	140	111
Total current liabilities	509	949
Long-term debt, net	3,068	2,770
Other liabilities:
Deferred tax liabilities	785	789
Regulatory liabilities	484	478
Pension and other benefit obligations	127	140
Other	387	370
Total other liabilities	1,783	1,777
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,413	2,233
Retained earnings	1,260	1,192
Total Wisconsin Power and Light Company common equity	3,739	3,491
Total liabilities and equity	$9,099	$8,987

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$160	$156
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137	139
Equity component of allowance for funds used during construction	(26)	(14)
Other	(4)	18
Other changes in assets and liabilities:
Accounts receivable	33	(17)
Gas stored underground	31	5
Derivative assets	47	(60)
Regulatory assets	(35)	(65)
Accounts payable	(54)	38
Derivative liabilities	27	23
Regulatory liabilities	(38)	20
Other	(10)	(45)
Net cash flows from operating activities	268	198
Cash flows used for investing activities:
Construction and acquisition expenditures	(507)	(378)
Proceeds from sales of partial ownership interest in West Riverside	120	—
Other	(15)	(6)
Net cash flows used for investing activities	(402)	(384)
Cash flows from financing activities:
Common stock dividends	(92)	(89)
Capital contributions from parent	180	265
Proceeds from issuance of long-term debt	297	—
Net change in commercial paper	(246)	(14)
Contributions from noncontrolling interest	—	29
Other	(7)	(3)
Net cash flows from financing activities	132	188
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	2
Cash, cash equivalents and restricted cash at beginning of period	5	2
Cash, cash equivalents and restricted cash at end of period	$3	$4
Supplemental cash flows information:
Cash paid during the period for:
Interest	($69)	($54)
Income taxes, net	($42)	($31)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$196	$150

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Tax-related	$957	$929	$868	$848	$89	$81
Pension and OPEB costs	378	392	190	197	188	195
Assets retired early	290	70	274	53	16	17
Asset retirement obligations	197	151	156	110	41	41
Commodity cost recovery	145	160	6	1	139	159
Derivatives	102	84	41	48	61	36
IPL’s Duane Arnold Energy Center PPA amendment	54	66	54	66	—	—
WPL’s Western Wisconsin gas distribution expansion investments	47	48	—	—	47	48
Other	174	146	59	63	115	83
	$2,344	$2,046	$1,648	$1,386	$696	$660

Assets retired early - In May 2023, IPL retired the coal-fired Lansing Generating Station and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. The related regulatory asset balance as of June 30, 2023 was $226 million, which is currently included in IPL’s rate base and IPL is earning a return of and a return on the remaining balance. Continued recovery of the remaining net book value of Lansing is expected to be addressed in future IPL rate reviews.

Derivatives - Refer to Note 11 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the six months ended June 30, 2023, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Tax-related	$572	$579	$301	$303	$271	$276
Cost of removal obligations	405	398	260	259	145	139
Derivatives	90	210	48	115	42	95
Commodity cost recovery	39	40	15	38	24	2
Electric transmission cost recovery	19	20	14	10	5	10
WPL’s West Riverside liquidated damages	17	32	—	—	17	32
Other	66	45	38	29	28	16
	$1,208	$1,324	$676	$754	$532	$570

WPL’s West Riverside liquidated damages - Pursuant to PSCW authorization, WPL’s amortization of liquidated damages related to West Riverside construction procurement contracts was used to offset increases in WPL’s retail electric 2022/2023 Test Period revenue requirement, which resulted in decreases in regulatory liabilities on Alliant Energy’s and WPL’s balance sheets and decreases in depreciation and amortization expenses in Alliant Energy’s and WPL’s income statements for the three and six months ended June 30, 2023.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
In March 2023 and June 2023, Madison Gas and Electric Company and WEC Energy Group, Inc., respectively, acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interest in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements for the six months ended June 30, 2023. As a result of these transactions, WPL’s undivided current ownership interest in West Riverside is 73.8%.

NOTE 4. RECEIVABLES
NOTE 4(a) - Accounts Receivable - For the three and six months ended June 30, 2023, Alliant Energy’s, IPL’s and WPL’s gross write-offs for accounts receivable were as follows (in millions):

	Originated in 2022		Originated in 2023
	Three Months	Six Months	Three Months	Six Months
Alliant Energy	$3	$8	$2	$2
IPL	2	5	1	1
WPL	1	3	1	1

NOTE 4(b) - Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2023, IPL amended and extended through March 2024 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of June 30, 2023, IPL had $50 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2023	2022	2023	2022
Maximum outstanding aggregate cash proceeds	$110	$66	$110	$66
Average outstanding aggregate cash proceeds	101	18	79	11

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2023	December 31, 2022
Customer accounts receivable	$148	$145
Unbilled utility revenues	100	132
Receivables sold to third party	248	277
Less: cash proceeds	60	80
Deferred proceeds	188	197
Less: allowance for expected credit losses	13	12
Fair value of deferred proceeds	$175	$185

As of June 30, 2023, outstanding receivables past due under the Receivables Agreement were $20 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2023	2022	2023	2022
Collections	$514	$500	$1,104	$1,061
Write-offs, net of recoveries	2	1	4	3

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2023	2022	2023	2022
ATC Holdings	($12)	($11)	($25)	($23)
Other	(2)	(5)	(6)	(9)
	($14)	($16)	($31)	($32)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2023	251,134,966
At-the-market offering program	1,221,775
Shareowner Direct Plan	228,017
Equity-based compensation plans	134,334
Shares outstanding, June 30, 2023	252,719,092

At-the-Market Offering Program - In December 2022, Alliant Energy filed a prospectus supplement under which it may sell up to $225 million of its common stock through an at-the-market offering program. As of June 30, 2023, Alliant Energy issued 1,221,775 shares of common stock through this program and received cash proceeds of $64 million, net of $1 million in commissions and fees. Alliant Energy also had commitments not recognized on its balance sheet at June 30, 2023 to sell 172,701 shares of common stock under sales transactions executed through this program in late June 2023. Subsequent to June 30, 2023, Alliant Energy issued shares to settle these transactions in exchange for net cash proceeds of $9 million. The proceeds from the issuances of common stock were used for general corporate purposes.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	Interest	Equity
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$3	$2,780	$3,559	($1)	($13)	$—	$6,328
Net income attributable to Alliant Energy common shareowners			160				160
Common stock dividends ($0.4525 per share)			(113)				(113)
At-the-market offering program and Shareowner Direct Plan issuances		70					70
Equity-based compensation plans and other		4			(1)		3
Other comprehensive income, net of tax				4			4
Ending balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$—	$6,452
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$3	$2,750	$3,336	$—	($12)	$—	$6,077
Net income attributable to Alliant Energy common shareowners			159				159
Common stock dividends ($0.4275 per share)			(108)				(108)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		3					3
Contributions from noncontrolling interest						29	29
Ending balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	Interest	Equity
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$—	$6,276
Net income attributable to Alliant Energy common shareowners			323				323
Common stock dividends ($0.905 per share)			(226)				(226)
At-the-market offering program and Shareowner Direct Plan issuances		76					76
Equity-based compensation plans and other		1			(1)		—
Other comprehensive income, net of tax				3			3
Ending balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$—	$6,452
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$—	$5,990
Net income attributable to Alliant Energy common shareowners			351				351
Common stock dividends ($0.855 per share)			(215)				(215)
Shareowner Direct Plan issuances		13					13
Equity-based compensation plans and other		(3)	1				(2)
Contributions from noncontrolling interest						29	29
Ending balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$33	$2,807	$970	$3,810
Net income			89	89
Common stock dividends			(70)	(70)
Capital contributions from parent		40		40
Ending balance, June 30, 2023	$33	$2,847	$989	$3,869
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$33	$2,807	$935	$3,775
Net income			87	87
Common stock dividends			(80)	(80)
Ending balance, June 30, 2022	$33	$2,807	$942	$3,782

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			161	161
Common stock dividends			(140)	(140)
Capital contributions from parent		40		40
Ending balance, June 30, 2023	$33	$2,847	$989	$3,869
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$3,769
Net income			173	173
Common stock dividends			(160)	(160)
Ending balance, June 30, 2022	$33	$2,807	$942	$3,782

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$66	$2,413	$1,234	$—	$3,713
Net income			72		72
Common stock dividends			(46)		(46)
Ending balance, June 30, 2023	$66	$2,413	$1,260	$—	$3,739
Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$66	$1,884	$1,101	$—	$3,051
Net income			63		63
Common stock dividends			(44)		(44)
Capital contributions from parent		85			85
Contributions from noncontrolling interest				29	29
Other		(1)			(1)
Ending balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$—	$3,491
Net income			160		160
Common stock dividends			(92)		(92)
Capital contributions from parent		180			180
Ending balance, June 30, 2023	$66	$2,413	$1,260	$—	$3,739
Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$—	$2,823
Net income			156		156
Common stock dividends			(89)		(89)
Capital contributions from parent		265			265
Contributions from noncontrolling interest				29	29
Other		(1)			(1)
Ending balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183

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

June 30, 2023	Alliant Energy	IPL	WPL
Amount outstanding	$391	$—	$44
Weighted average interest rates	5.3%	—%	5.2%
Available credit facility capacity (a)	$554	$195	$256

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2023	2022	2023	2022	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$391	$441	$70	$—	$91	$222
Average amount outstanding (based on daily outstanding balances)	$88	$337	$6	$—	$18	$166
Weighted average interest rates	5.3%	1.0%	5.3%	—%	5.2%	0.9%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$793	$577	$70	$—	$349	$252
Average amount outstanding (based on daily outstanding balances)	$330	$390	$3	$—	$160	$185
Weighted average interest rates	4.8%	0.6%	5.3%	—%	4.8%	0.5%

(a)Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2023.

In January 2023, AEF received $50 million of proceeds from its December 2022 term loan credit agreement, which was classified as “Other short-term borrowings” on Alliant Energy’s balance sheet as of June 30, 2023.

NOTE 7(b) Long-term Debt - In June 2023, AEF retired its $400 million 3.75% senior notes. In March 2023, WPL issued $300 million of 4.95% debentures due 2033. WPL’s debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be allocated or disbursed for the development and acquisition of its solar EGUs.

As of June 30, 2023, $55 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of the long-term single credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2023, this commercial paper balance had a 5% interest rate.

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

The initial conversion rate is 15.5461 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $64.32 per share of Alliant Energy’s common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, Alliant Energy will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event.

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

As of June 30, 2023, the conditions allowing holders of the Notes to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of June 30, 2023, the net carrying amount of the Notes was $566 million, with unamortized debt issuance costs of $9 million, and the estimated fair value (Level 2) of the Notes was $573 million. As of June 30, 2023, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2023	2022	2023	2022	2023	2022
Electric Utility:
Retail - residential	$284	$289	$151	$158	$133	$131
Retail - commercial	201	196	129	127	72	69
Retail - industrial	245	244	130	136	115	108
Wholesale	49	54	14	16	35	38
Bulk power and other	20	29	7	5	13	24
Total Electric Utility	799	812	431	442	368	370
Gas Utility:
Retail - residential	42	51	24	28	18	23
Retail - commercial	22	27	12	14	10	13
Retail - industrial	3	3	2	2	1	1
Transportation/other	10	13	6	8	4	5
Total Gas Utility	77	94	44	52	33	42
Other Utility:
Steam	11	11	11	11	—	—
Other utility	2	2	1	1	1	1
Total Other Utility	13	13	12	12	1	1
Non-Utility and Other:
Travero and other	23	24	—	—	—	—
Total Non-Utility and Other	23	24	—	—	—	—
Total revenues	$912	$943	$487	$506	$402	$413

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2023	2022	2023	2022	2023	2022
Electric Utility:
Retail - residential	$569	$581	$294	$308	$275	$273
Retail - commercial	385	386	241	246	144	140
Retail - industrial	460	453	236	246	224	207
Wholesale	95	101	26	31	69	70
Bulk power and other	58	65	22	12	36	53
Total Electric Utility	1,567	1,586	819	843	748	743
Gas Utility:
Retail - residential	210	210	117	113	93	97
Retail - commercial	110	109	56	54	54	55
Retail - industrial	9	11	6	7	3	4
Transportation/other	24	26	15	17	9	9
Total Gas Utility	353	356	194	191	159	165
Other Utility:
Steam	22	20	22	20	—	—
Other utility	3	3	2	2	1	1
Total Other Utility	25	23	24	22	1	1
Non-Utility and Other:
Travero and other	45	47	—	—	—	—
Total Non-Utility and Other	45	47	—	—	—	—
Total revenues	$1,990	$2,012	$1,037	$1,056	$908	$909

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

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Overall income tax rate	—%	2%	(1%)	3%	(17%)	(16%)	(18%)	(15%)	16%	18%	14%	18%

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2023, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2043	$503	$8	$1
Federal tax credits	2030-2043	708	485	214

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$2	$2	$4	$—	$1	$1	$2
Interest cost	12	9	23	18	2	2	4	3
Expected return on plan assets	(13)	(17)	(26)	(34)	(1)	(2)	(2)	(3)
Amortization of actuarial loss	7	8	14	16	1	—	1	1
	$7	$2	$13	$4	$2	$1	$4	$3

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$2	$3	$—	$1	$—	$1
Interest cost	5	4	10	8	1	—	2	1
Expected return on plan assets	(6)	(8)	(13)	(16)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	3	4	6	7	1	—	1	—
	$3	$1	$5	$2	$1	$—	$1	$—

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$2	$—	$—	$—	$—
Interest cost	5	4	10	8	1	—	2	1
Expected return on plan assets	(6)	(8)	(11)	(16)	—	—	—	—
Amortization of actuarial loss	4	4	7	8	—	1	—	1
	$4	$1	$7	$2	$1	$1	$2	$2

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Compensation expense	$3	$3	$6	$7	$2	$1	$3	$4	$1	$1	$2	$3
Income tax benefits	1	1	2	2	—	—	1	1	—	—	1	1

As of June 30, 2023, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $15 million, $8 million and $6 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2023, performance shares, performance restricted stock units and restricted stock units were granted to key employees under existing plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	106,927	$55.68
Performance restricted stock units	122,178	52.77
Restricted stock units	104,849	52.81

As of June 30, 2023, 206,177 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2023, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	1,171	2023-2025	24,874	2023-2024	192,421	2023-2032	466	2023
IPL	537	2023-2025	10,163	2023-2024	92,087	2023-2030	224	2023
WPL	634	2023-2025	14,711	2023-2024	100,334	2023-2032	242	2023

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current derivative assets	$86	$111	$61	$69	$25	$42
Non-current derivative assets	61	126	34	69	27	57
Current derivative liabilities	54	59	27	40	27	19
Non-current derivative liabilities	43	20	10	6	33	14

During the six months ended June 30, 2023, Alliant Energy’s, IPL’s and WPL’s derivative assets decreased primarily due to settlements of natural gas, FTR and electricity contracts and lower natural gas prices, partially offset by new FTRs resulting from the annual FTR auction in the second quarter of 2023 operated by MISO. Alliant Energy’s and WPL’s derivative liabilities increased primarily due to lower natural gas prices. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2023 and December 31, 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2023
Derivative assets	$147	$114	$95	$73	$52	$41
Derivative liabilities	97	64	37	15	60	49
December 31, 2022
Derivative assets	237	193	138	108	99	85
Derivative liabilities	79	35	46	16	33	19

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of June 30, 2023, $4 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of June 30, 2023, accumulated other comprehensive income included $3 million of income related to the interest rate swap. For the three and six months ended June 30, 2023, $1 million and $1 million, respectively, of reductions to interest expense were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$6	$6	$—	$—	$6	$10	$10	$—	$—	$10
Commodity derivatives	147	—	80	67	147	237	—	206	31	237
Interest rate derivatives	4	—	4	—	4	—	—	—	—	—
Deferred proceeds	175	—	—	175	175	185	—	—	185	185
Liabilities:
Commodity derivatives	97	—	84	13	97	79	—	67	12	79
Long-term debt (incl. current maturities)	8,595	—	7,950	1	7,951	8,076	—	7,338	1	7,339

IPL	June 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$6	$6	$—	$—	$6	$10	$10	$—	$—	$10
Commodity derivatives	95	—	44	51	95	138	—	111	27	138
Deferred proceeds	175	—	—	175	175	185	—	—	185	185
Liabilities:
Commodity derivatives	37	—	27	10	37	46	—	35	11	46
Long-term debt	3,702	—	3,321	—	3,321	3,646	—	3,228	—	3,228

WPL	June 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$52	$—	$36	$16	$52	$99	$—	$95	$4	$99
Liabilities:
Commodity derivatives	60	—	57	3	60	33	—	32	1	33
Long-term debt	3,068	—	2,875	—	2,875	2,770	—	2,542	—	2,542

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2023	2022	2023	2022
Beginning balance, April 1	($5)	$10	$153	$227
Total net losses included in changes in net assets (realized/unrealized)	(7)	(10)	—	—
Purchases	62	79	—	—
Sales	(1)	—	—	—
Settlements (a)	5	(7)	22	17
Ending balance, June 30	$54	$72	$175	$244
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($7)	($10)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2023	2022	2023	2022
Beginning balance, January 1	$19	$29	$185	$214
Total net losses included in changes in net assets (realized/unrealized)	(11)	(16)	—	—
Purchases	62	79	—	—
Sales	(1)	—	—	—
Settlements (a)	(15)	(20)	(10)	30
Ending balance, June 30	$54	$72	$175	$244
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($11)	($16)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2023	2022	2023	2022
Beginning balance, April 1	$—	$7	$153	$227
Total net losses included in changes in net assets (realized/unrealized)	(13)	(3)	—	—
Purchases	51	58	—	—
Sales	(1)	—	—	—
Settlements (a)	4	(4)	22	17
Ending balance, June 30	$41	$58	$175	$244
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($13)	($3)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2023	2022	2023	2022
Beginning balance, January 1	$16	$18	$185	$214
Total net losses included in changes in net assets (realized/unrealized)	(12)	(7)	—	—
Purchases	51	58	—	—
Sales	(1)	—	—	—
Settlements (a)	(13)	(11)	(10)	30
Ending balance, June 30	$41	$58	$175	$244
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($12)	($8)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2023	2022
Beginning balance, April 1	($5)	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(7)
Purchases	11	21
Settlements	1	(3)
Ending balance, June 30	$13	$14
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$6	($7)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2023	2022
Beginning balance, January 1	$3	$11
Total net gains (losses) included in changes in net assets (realized/unrealized)	1	(9)
Purchases	11	21
Settlements	(2)	(9)
Ending balance, June 30	$13	$14
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$1	($8)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2023	($8)	$62	($5)	$46	($3)	$16
December 31, 2022	(10)	29	(9)	25	(1)	4

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of solar generation. At June 30, 2023, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $188 million, $87 million and $101 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2023, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,083	$494	$589
Coal	163	79	84
Other (a)	106	51	25
	$1,352	$624	$698

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2023.

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

As of June 30, 2023, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both June 30, 2023 and December 31, 2022, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $59 million as of June 30, 2023 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2023 and December 31, 2022.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2023, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$9	-	$36	$5	-	$11	$4	-	$25
Current and non-current environmental liabilities	$18			$8			$10

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

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2023
Revenues	$799	$77	$13	$889	$23	$912
Operating income	200	2	7	209	8	217
Net income (loss) attributable to Alliant Energy common shareowners				161	(1)	160
Three Months Ended June 30, 2022
Revenues	$812	$94	$13	$919	$24	$943
Operating income	195	8	1	204	8	212
Net income attributable to Alliant Energy common shareowners				150	9	159

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2023
Revenues	$1,567	$353	$25	$1,945	$45	$1,990
Operating income	363	52	11	426	13	439
Net income attributable to Alliant Energy common shareowners				321	2	323
Six Months Ended June 30, 2022
Revenues	$1,586	$356	$23	$1,965	$47	$2,012
Operating income	376	65	4	445	15	460
Net income attributable to Alliant Energy common shareowners				329	22	351

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2023
Revenues	$431	$44	$12	$487
Operating income	105	—	5	110
Net income				89
Three Months Ended June 30, 2022
Revenues	$442	$52	$12	$506
Operating income	104	4	1	109
Net income				87
Six Months Ended June 30, 2023
Revenues	$819	$194	$24	$1,037
Operating income	171	27	8	206
Net income				161
Six Months Ended June 30, 2022
Revenues	$843	$191	$22	$1,056
Operating income	179	36	3	218
Net income				173

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2023
Revenues	$368	$33	$1	$402
Operating income	95	2	2	99
Net income				72
Three Months Ended June 30, 2022
Revenues	$370	$42	$1	$413
Operating income	91	4	—	95
Net income				63
Six Months Ended June 30, 2023
Revenues	$748	$159	$1	$908
Operating income	192	25	3	220
Net income				160
Six Months Ended June 30, 2022
Revenues	$743	$165	$1	$909
Operating income	197	29	1	227
Net income				156

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022
Corporate Services billings	$48	$51	$88	$91	$43	$42	$80	$78
Sales credited	1	—	8	—	10	13	22	31
Purchases billed	94	129	187	223	2	39	17	61

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Net payables to Corporate Services	$116	$103	$73	$56

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2023	2022	2023	2022
ATC billings to WPL	$44	$35	$78	$69
WPL billings to ATC	5	5	11	8

WPL owed ATC net amounts of $10 million as of June 30, 2023 and $10 million as of December 31, 2022.

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

2023 HIGHLIGHTS

Key highlights since the filing of the 2022 Form 10-K include the following:

Customer Investments:
•In 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation and 75 MW of battery storage. In April 2023, the IUB approved advance rate-making principles for up to 200 MW of solar generation. The IUB’s order included a cost target of $1,575/kilowatt, including AFUDC and transmission upgrade costs among other costs. Any reasonable and prudent costs incurred in excess of the cost target, as well as the related return on common equity, would need to be addressed in future IPL retail electric rate review filings. In May 2023, IPL requested reconsideration of certain ratemaking principles for the up to 200 MW of solar generation, including the cost target and return on common equity. In June 2023, IPL and the IUB filed a joint motion for remand of the other 200 MW of solar generation and 75 MW of battery storage for further reconsideration by the IUB, which was granted by the court. In June 2023, the IUB granted reconsideration of advance rate-making principles for the 400 MW of solar generation and 75 MW of battery storage. In August 2023, IPL reached a non-unanimous settlement agreement with the Iowa Office of Consumer Advocate, subject to IUB approval, for up to 400 MW of solar generation with a cost target of $735 million, including AFUDC and transmission upgrade costs, and a related return on common equity of 10.75%.
•In June 2023, WPL received an oral decision from the PSCW authorizing WPL to construct, own and operate 175 MW of battery storage, with 100 MW and 75 MW at the Grant County and Wood County solar projects, respectively. A written order from the PSCW is currently expected in the third quarter of 2023.
•In June 2023, WPL filed requests with the PSCW for approval to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs. Estimated construction costs for these projects are included in the anticipated construction and acquisition expenditures included in “Liquidity and Capital Resources” in the 2022 Form 10-K.
•In March 2023, the IUB issued a certificate of public convenience, use and necessity (GCU Certificate) granting IPL approval to construct, own and operate up to 50 MW of solar generation and up to 25 MW of battery storage at the Creston project in Union County, Iowa.
•In April 2023, the IUB issued a GCU Certificate granting IPL approval to construct, own and operate up to 150 MW of solar generation and up to 75 MW of battery storage at the Wever project in Lee County, Iowa.

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
•IPL currently expects to file a retail electric and gas rate review with the IUB in the third quarter of 2023. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended June 30 were as follows (dollars in millions, except per share amounts):

	2023		2022
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$164	$0.65	$154	$0.61
ATC Holdings	8	0.03	8	0.03
Non-utility and Parent	(12)	(0.04)	(3)	(0.01)
Alliant Energy Consolidated	$160	$0.64	$159	$0.63

Alliant Energy’s Utilities and Corporate Services net income increased by $10 million for the three-month period, primarily due to higher revenue requirements and AFUDC from WPL’s capital investments, and lower electric fuel-related costs, net of recoveries at WPL. These items were partially offset by lower retail electric and gas sales due to the impact of temperatures on customer demand and higher interest expense.

Alliant Energy’s Non-utility and Parent net income decreased by $9 million for the three-month period, primarily due to higher interest expense.

For the three and six months ended June 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2023	2022	2023	2022	2023	2022
Operating income	$217	$212	$110	$109	$99	$95
Electric utility revenues	$799	$812	$431	$442	$368	$370
Electric production fuel and purchased power expenses	(166)	(191)	(66)	(83)	(99)	(108)
Electric transmission service expense	(138)	(133)	(96)	(91)	(42)	(41)
Utility Electric Margin (non-GAAP)	495	488	269	268	227	221
Gas utility revenues	77	94	44	52	33	42
Cost of gas sold expense	(33)	(48)	(20)	(27)	(13)	(21)
Utility Gas Margin (non-GAAP)	44	46	24	25	20	21
Other utility revenues	13	13	12	12	1	1
Non-utility revenues	23	24	—	—	—	—
Other operation and maintenance expenses	(163)	(166)	(85)	(87)	(67)	(67)
Depreciation and amortization expenses	(167)	(166)	(96)	(95)	(69)	(69)
Taxes other than income taxes expense	(28)	(27)	(14)	(14)	(13)	(12)
Operating income	$217	$212	$110	$109	$99	$95

	Alliant Energy		IPL		WPL
Six Months	2023	2022	2023	2022	2023	2022
Operating income	$439	$460	$206	$218	$220	$227
Electric utility revenues	$1,567	$1,586	$819	$843	$748	$743
Electric production fuel and purchased power expenses	(322)	(359)	(113)	(150)	(209)	(209)
Electric transmission service expense	(284)	(271)	(201)	(188)	(83)	(83)
Utility Electric Margin (non-GAAP)	961	956	505	505	456	451
Gas utility revenues	353	356	194	191	159	165
Cost of gas sold expense	(215)	(216)	(116)	(112)	(99)	(104)
Utility Gas Margin (non-GAAP)	138	140	78	79	60	61
Other utility revenues	25	23	24	22	1	1
Non-utility revenues	45	47	—	—	—	—
Other operation and maintenance expenses	(338)	(320)	(181)	(171)	(133)	(123)
Depreciation and amortization expenses	(333)	(332)	(191)	(189)	(137)	(139)
Taxes other than income taxes expense	(59)	(54)	(29)	(28)	(27)	(24)
Operating income	$439	$460	$206	$218	$220	$227

Operating Income Variances - Variances between periods in operating income for the three and six months ended June 30, 2023 compared to the same periods in 2022 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher utility electric margin variance (Refer to details below)	$7	$1	$6	$5	$—	$5
Total lower utility gas margin variance (Refer to details below)	(2)	(1)	(1)	(2)	(1)	(1)
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	3	2	—	(18)	(10)	(10)
Total (higher) lower depreciation and amortization expenses (Refer to Note 2 for discussion of reductions to WPL's depreciation and amortization expense, which was partially offset by WPL's solar generation placed in service in 2022)	(1)	(1)	—	(1)	(2)	2
Other	(2)	—	(1)	(5)	1	(3)
	$5	$1	$4	($21)	($12)	($7)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$730	$729	5,982	6,127	$67	$81	6,303	7,605
Sales for resale:
Wholesale	49	54	678	677	N/A	N/A	N/A	N/A
Bulk power and other	13	15	1,104	779	N/A	N/A	N/A	N/A
Transportation/Other	7	14	14	15	10	13	25,778	22,382
	$799	$812	7,778	7,598	$77	$94	32,081	29,987
Six Months
Retail	$1,414	$1,420	12,182	12,516	$329	$330	28,614	33,701
Sales for resale:
Wholesale	95	101	1,376	1,398	N/A	N/A	N/A	N/A
Bulk power and other	37	36	2,347	2,004	N/A	N/A	N/A	N/A
Transportation/Other	21	29	29	31	24	26	58,392	52,260
	$1,567	$1,586	15,934	15,949	$353	$356	87,006	85,961

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$410	$421	3,320	3,434	$38	$44	2,946	3,778
Sales for resale:
Wholesale	14	16	178	179	N/A	N/A	N/A	N/A
Bulk power and other	1	(3)	360	243	N/A	N/A	N/A	N/A
Transportation/Other	6	8	8	8	6	8	9,555	10,154
	$431	$442	3,866	3,864	$44	$52	12,501	13,932
Six Months
Retail	$771	$800	6,863	7,085	$179	$174	14,406	17,380
Sales for resale:
Wholesale	26	31	365	373	N/A	N/A	N/A	N/A
Bulk power and other	9	(5)	856	646	N/A	N/A	N/A	N/A
Transportation/Other	13	17	16	16	15	17	21,589	22,174
	$819	$843	8,100	8,120	$194	$191	35,995	39,554

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$320	$308	2,662	2,693	$29	$37	3,357	3,827
Sales for resale:
Wholesale	35	38	500	498	N/A	N/A	N/A	N/A
Bulk power and other	12	18	744	536	N/A	N/A	N/A	N/A
Transportation/Other	1	6	6	7	4	5	16,223	12,228
	$368	$370	3,912	3,734	$33	$42	19,580	16,055
Six Months
Retail	$643	$620	5,319	5,431	$150	$156	14,208	16,321
Sales for resale:
Wholesale	69	70	1,011	1,025	N/A	N/A	N/A	N/A
Bulk power and other	28	41	1,491	1,358	N/A	N/A	N/A	N/A
Transportation/Other	8	12	13	15	9	9	36,803	30,086
	$748	$743	7,834	7,829	$159	$165	51,011	46,407

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes decreased 2% and 17%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to changes in temperatures. Alliant Energy’s retail electric and gas sales volumes decreased 3% and 15%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to changes in temperatures.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Six Months			Three Months			Six Months
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
IPL	$—	$7	($7)	($4)	$11	($15)	($1)	$2	($3)	($4)	$4	($8)
WPL	—	8	(8)	(5)	10	(15)	(1)	—	(1)	(3)	2	(5)
Total Alliant Energy	$—	$15	($15)	($9)	$21	($30)	($2)	$2	($4)	($7)	$6	($13)

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and six months ended June 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower WPL electric fuel-related costs, net of recoveries	$12	$—	$12	$13	$—	$13
Higher revenues at IPL due to changes in the renewable energy rider (mostly offset by changes in income taxes)	5	5	—	12	12	—
Estimated changes in sales volumes caused by temperatures	(15)	(7)	(8)	(30)	(15)	(15)
Other	5	3	2	10	3	7
	$7	$1	$6	$5	$—	$5

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and six months ended June 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	($4)	($3)	($1)	($13)	($8)	($5)
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	1	1	—	7	7	—
Higher revenue requirements at WPL (a)	1	—	1	5	—	5
Other	—	1	(1)	(1)	—	(1)
	($2)	($1)	($1)	($2)	($1)	($1)

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

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	($2)	($2)	$—	($9)	($9)	$—
Higher generation operation and maintenance expenses	(9)	(3)	(6)	(14)	(1)	(13)
Other	14	7	6	5	—	3
	$3	$2	$—	($18)	($10)	($10)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and six months ended June 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2023 and 2022, and higher interest rates	($18)	$—	($8)	($38)	$—	($17)
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	11	1	9	19	3	17
Other	(1)	(1)	4	(2)	(4)	3
	($8)	$—	$5	($21)	($1)	$3

Income Taxes - Refer to Note 9 for details of effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2022 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2023, Alliant Energy had $13 million of cash and cash equivalents, $554 million ($103 million at the parent company, $195 million at IPL and $256 million at WPL) of available capacity under the single revolving credit facility and $50 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2023 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Cash, cash equivalents and restricted cash, January 1	$24	$40	$15	$34	$5	$2
Cash flows from (used for):
Operating activities	311	300	52	83	268	198
Investing activities	(482)	(370)	(15)	60	(402)	(384)
Financing activities	161	50	(43)	(164)	132	188
Net increase (decrease)	(10)	(20)	(6)	(21)	(2)	2
Cash, cash equivalents and restricted cash, June 30	$14	$20	$9	$13	$3	$4

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Changes in levels of gas stored underground and prepaid gas costs	$49	$21	$28
Timing of WPL’s fuel-related cost recoveries from retail electric customers	41	—	41
Changes in cash collateral and deposit balances at Corporate Services	14	—	—
Timing of intercompany payments and receipts	—	8	35
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(43)	(23)	(20)
Changes in interest payments	(33)	—	(15)
Higher contributions to qualified defined benefit pension plans	(12)	—	(12)
Other (primarily due to other changes in working capital)	(5)	(37)	13
	$11	($31)	$70

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction and acquisition expenditures (a)	($208)	($79)	($129)
Higher other construction and acquisition expenditures	(19)	—	—
Proceeds from sales of partial ownership interest in West Riverside	120	—	120
Changes in the amount of cash receipts on sold receivables	39	39	—
Other	(44)	(35)	(9)
	($112)	($75)	($18)

(a)Largely due to higher expenditures for IPL and WPL’s solar generation.

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

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from issuance of long-term debt	$212	$—	$297
Higher net proceeds from common stock issuances	63	—	—
Higher payments to retire long-term debt	(100)	—	—
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(30)	55	(232)
Capital contributions from noncontrolling interest	(29)	—	(29)
(Higher) lower common stock dividends	(11)	20	(3)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	40	(85)
Other	6	6	(4)
	$111	$121	($56)

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

Long-term Debt - Refer to Note 7(b) for discussion of various issuances and retirements of long-term debt by Alliant Energy, AEF, IPL and WPL in 2023.

Interest Rate Risk - As of June 30, 2023, Alliant Energy’s exposure to risk resulting from changes in interest rates associated with variable-rate borrowings was mitigated primarily due to its issuance of convertible senior notes and an interest rate swap on a portion of its variable-rate term loan borrowings, as well as WPL’s issuance of green bonds, all of which were executed in the first quarter of 2023. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at June 30, 2023, Alliant Energy’s annual pre-tax expense would increase by approximately $7 million.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2022 Form 10-K and has not changed materially from the items reported in the 2022 Form 10-K, except for the items described in Notes 4, 7 and 13.

OTHER MATTERS
Critical Accounting Policies and Estimates - The summary of critical accounting policies and estimates included in the 2022 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In May 2023, IPL retired the Lansing Generating Station. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of June 30, 2023. Refer to Note 2 for further discussion of the Lansing retirement.

Environmental Matters - The summary of environmental matters included in the 2022 Form 10-K has not changed materially, except as described below.

Environmental Regulation -
Clean Air Act (CAA) Section 111(d) - In May 2023, the EPA published proposed standards under Section 111(d) of the CAA, which establish emission guidelines for states to implement Best System of Emission Reduction standards for greenhouse gases emissions from existing fossil-fueled EGUs and certain combustion turbines, and would be phased in beginning in 2030. The EPA also proposed to repeal the Affordable Clean Energy rule. The EPA’s proposed standards would require states to implement plans to reduce carbon dioxide emissions from existing fossil-fueled EGUs and certain combustion turbines through various measures, including retirement, enforceable limits on operational capacity, co-firing with low-greenhouse gases fuels, or other technological controls. State plans must be submitted within 24 months of the final rule’s effective date and are subject to EPA approval. The proposed standards could impact IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. In addition, the proposed standards could impact natural gas-fired combustion turbines with a capacity of 300 MW or more, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center. The proposed standards are currently not expected to impact WPL’s coal-fired Columbia Energy Center or Edgewater Generating Station given current plans to retire these EGUs prior to the proposed 2030 implementation deadline. The timeline for expected issuance of the EPA’s final reconsidered 111(d) rule cannot be predicted with certainty, but is expected to be issued in 2024. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Clean Air Act Section 111(b) - In May 2023, the EPA published proposed standards under Section 111(b) of the CAA, which establish carbon dioxide emissions limits from certain new and reconstructed fossil-fueled EGUs and would apply prospectively. The timeline for expected issuance of the EPA’s final reconsidered 111(b) rule cannot be predicted with certainty, but is expected to be issued in 2024. Marshalltown and West Riverside are currently subject to the EPA’s Section 111(b) regulation. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these standards.

Coal Combustion Residuals (CCR) Rule - In May 2023, the EPA published proposed amendments to the CCR Rule, which regulates CCR as a non-hazardous waste. These proposed amendments would expand the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these updates.

Environmental Stewardship - Alliant Energy’s current voluntary environmental-related goals include the following:

•By 2030, reduce greenhouse gases emissions from its utility operations by 50% from 2005 levels, reduce its electric utility water supply by 75% from 2005 levels and electrify 100% of its owned light-duty fleet vehicles.
•By 2040, eliminate all coal-fired EGUs from its generating fleet and reduce greenhouse gases emissions from its utility operations by 80% from 2005 levels.
•By 2050, aspire to achieve net-zero greenhouse gases emissions from its utility operations.

Alliant Energy’s aspirational greenhouse gases goal includes EPA reportable emissions based on applicable regulatory compliance requirements for carbon dioxide, methane and nitrous oxide from its owned fossil-fueled EGUs and distribution of natural gas. In addition, Alliant Energy’s environmental stewardship efforts include a goal to partner to plant more than 1 million trees by the end of 2030. Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2022 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2023.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2022 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2023 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	7,265	$55.05	—	N/A
May 1 through May 31	3,394	53.99	—	N/A
June 1 through June 30	29	52.52	—	N/A
	10,688	54.71	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended June 30, 2023, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2023.

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

