Form 10-Q
period 2023-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2023-11-03
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2023:
Alliant Energy Corporation, Common Stock, $0.01 par value, 255,179,087 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•the direct or indirect effects resulting from cybersecurity incidents or attacks on Alliant Energy, IPL, WPL, or their suppliers, contractors and partners, or responses to such incidents;
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
•the ability to complete construction of renewable generation and storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, duties or other assessments, such as any additional tariffs resulting from U.S. Department of Commerce investigations into and any decisions made regarding the sourcing of solar project materials and equipment from certain countries, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes, the ability to achieve the expected level of tax benefits based on tax guidelines, project costs and the level of electricity output generated by qualifying generating facilities, and the ability to efficiently utilize the renewable generation and storage project tax benefits for the benefit of customers;
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
•the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, and changes impacting the availability of renewable tax credits;

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
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits and future changes in environmental laws and regulations, including changes to the Coal Combustion Residuals Rule, Cross-State Air Pollution Rule and federal, state or local regulations for greenhouse gases emissions reductions from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce greenhouse gases emissions;
•the ability to defend against environmental claims brought by state and federal agencies, such as the EPA and state natural resources agencies, or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;
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
•impacts that excessive heat, excessive cold, storms, wildfires, or natural disasters may have on Alliant Energy’s, IPL’s and WPL’s operations and construction activities, and recovery of costs associated with restoration activities, or on the operations of Alliant Energy’s investments;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Revenues:
Electric utility	$995	$1,039	$2,562	$2,624
Gas utility	47	62	400	418
Other utility	13	11	38	35
Non-utility	22	23	66	70
Total revenues	1,077	1,135	3,066	3,147
Operating expenses:
Electric production fuel and purchased power	231	274	553	633
Electric transmission service	154	157	438	428
Cost of gas sold	12	26	226	242
Other operation and maintenance	160	172	499	492
Depreciation and amortization	170	169	503	501
Taxes other than income taxes	28	28	87	82
Total operating expenses	755	826	2,306	2,378
Operating income	322	309	760	769
Other (income) and deductions:
Interest expense	99	83	289	235
Equity income from unconsolidated investments, net	(14)	(5)	(45)	(37)
Allowance for funds used during construction	(28)	(10)	(71)	(34)
Other	1	—	2	—
Total other (income) and deductions	58	68	175	164
Income before income taxes	264	241	585	605
Income tax expense	5	14	3	26
Net income attributable to Alliant Energy common shareowners	$259	$227	$582	$579
Weighted average number of common shares outstanding:
Basic	253.5	251.0	252.1	250.8
Diluted	253.8	251.3	252.4	251.1
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$1.02	$0.90	$2.31	$2.31

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$206	$20
Accounts receivable, less allowance for expected credit losses	486	516
Production fuel, at weighted average cost	44	53
Gas stored underground, at weighted average cost	87	132
Materials and supplies, at weighted average cost	196	140
Regulatory assets	179	166
Other	174	223
Total current assets	1,372	1,250
Property, plant and equipment, net	16,633	16,247
Investments:
ATC Holdings	380	358
Other	214	201
Total investments	594	559
Other assets:
Regulatory assets	2,090	1,880
Deferred charges and other	215	227
Total other assets	2,305	2,107
Total assets	$20,904	$20,163

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$409	$408
Commercial paper	451	642
Other short-term borrowings	50	—
Accounts payable	604	756
Regulatory liabilities	92	206
Other	329	351
Total current liabilities	1,935	2,363
Long-term debt, net (excluding current portion)	8,429	7,668
Other liabilities:
Deferred tax liabilities	1,913	1,943
Regulatory liabilities	1,095	1,118
Pension and other benefit obligations	262	277
Other	544	518
Total other liabilities	3,814	3,856
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 255,179,087 and 251,134,966 shares outstanding	3	3
Additional paid-in capital	2,982	2,777
Retained earnings	3,750	3,509
Accumulated other comprehensive income	4	—
Shares in deferred compensation trust - 393,781 and 402,134 shares at a weighted average cost of $34.13 and $32.63 per share	(13)	(13)
Total Alliant Energy Corporation common equity	6,726	6,276
Total liabilities and equity	$20,904	$20,163

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$582	$579
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	503	501
Equity component of allowance for funds used during construction	(53)	(25)
Other	15	25
Other changes in assets and liabilities:
Accounts receivable	(279)	(425)
Materials and supplies	(56)	(13)
Derivative assets	102	(184)
Regulatory assets	40	(102)
Accounts payable	(91)	90
Derivative liabilities	(13)	89
Regulatory liabilities	(126)	89
Other	(2)	(139)
Net cash flows from operating activities	622	485
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,201)	(873)
Other	(92)	(69)
Cash receipts on sold receivables	306	358
Proceeds from sales of partial ownership interest in West Riverside	120	—
Other	(85)	(15)
Net cash flows used for investing activities	(952)	(599)
Cash flows from financing activities:
Common stock dividends	(341)	(322)
Proceeds from issuance of common stock, net	201	19
Proceeds from issuance of long-term debt	1,158	1,238
Payments to retire long-term debt	(404)	(379)
Net change in commercial paper and other short-term borrowings	(141)	(132)
Contributions from noncontrolling interest	—	29
Distributions to noncontrolling interest	—	(29)
Other	42	(3)
Net cash flows from financing activities	515	421
Net increase in cash, cash equivalents and restricted cash	185	307
Cash, cash equivalents and restricted cash at beginning of period	24	40
Cash, cash equivalents and restricted cash at end of period	$209	$347
Supplemental cash flows information:
Cash paid during the period for:
Interest	($280)	($220)
Income taxes, net	($6)	($7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$287	$403
Beneficial interest obtained in exchange for securitized accounts receivable	$236	$248

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Electric utility	$551	$596	$1,370	$1,438
Gas utility	31	33	224	224
Steam and other	12	11	36	34
Total revenues	594	640	1,630	1,696
Operating expenses:
Electric production fuel and purchased power	99	140	213	290
Electric transmission service	115	115	316	303
Cost of gas sold	12	14	127	126
Other operation and maintenance	84	90	264	260
Depreciation and amortization	97	95	288	285
Taxes other than income taxes	14	15	43	43
Total operating expenses	421	469	1,251	1,307
Operating income	173	171	379	389
Other (income) and deductions:
Interest expense	38	37	113	111
Allowance for funds used during construction	(6)	(3)	(13)	(8)
Other	2	(1)	3	(2)
Total other (income) and deductions	34	33	103	101
Income before income taxes	139	138	276	288
Income tax benefit	(31)	(16)	(55)	(39)
Net income	$170	$154	$331	$327
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188	$15
Accounts receivable, less allowance for expected credit losses	258	259
Production fuel, at weighted average cost	22	23
Gas stored underground, at weighted average cost	40	60
Materials and supplies, at weighted average cost	111	83
Regulatory assets	86	85
Other	70	93
Total current assets	775	618
Property, plant and equipment, net	8,042	8,046
Other assets:
Regulatory assets	1,504	1,301
Deferred charges and other	106	110
Total other assets	1,610	1,411
Total assets	$10,427	$10,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$255	$239
Accounts payable to associated companies	59	28
Accrued taxes	68	52
Accrued interest	41	35
Regulatory liabilities	63	114
Other	84	113
Total current liabilities	570	581
Long-term debt, net	3,944	3,646
Other liabilities:
Deferred tax liabilities	987	1,047
Regulatory liabilities	592	640
Pension and other benefit obligations	59	62
Other	286	291
Total other liabilities	1,924	2,040
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,867	2,807
Retained earnings	1,089	968
Total Interstate Power and Light Company common equity	3,989	3,808
Total liabilities and equity	$10,427	$10,075

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$331	$327
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	288	285
Deferred tax benefit and tax credits	(17)	(24)
Other	(6)	(8)
Other changes in assets and liabilities:
Accounts receivable	(306)	(397)
Derivative assets	53	(118)
Regulatory assets	55	18
Accounts payable	(45)	71
Derivative liabilities	(25)	62
Regulatory liabilities	(90)	61
Deferred income taxes	(44)	(30)
Other	(3)	(81)
Net cash flows from operating activities	191	166
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(427)	(269)
Cash receipts on sold receivables	306	358
Other	(56)	(5)
Net cash flows from (used for) investing activities	(177)	84
Cash flows from (used for) financing activities:
Common stock dividends	(210)	(240)
Capital contributions from parent	60	—
Proceeds from issuance of long-term debt	296	—
Other	13	1
Net cash flows from (used for) financing activities	159	(239)
Net increase in cash, cash equivalents and restricted cash	173	11
Cash, cash equivalents and restricted cash at beginning of period	15	34
Cash, cash equivalents and restricted cash at end of period	$188	$45
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($107)	($111)
Income taxes, net	$36	$33
Significant non-cash investing and financing activities:
Accrued capital expenditures	$108	$43
Beneficial interest obtained in exchange for securitized accounts receivable	$236	$248

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Electric utility	$444	$443	$1,192	$1,186
Gas utility	16	29	176	194
Other	1	—	2	1
Total revenues	461	472	1,370	1,381
Operating expenses:
Electric production fuel and purchased power	132	134	341	343
Electric transmission service	39	42	122	125
Cost of gas sold	—	13	99	117
Other operation and maintenance	64	70	197	193
Depreciation and amortization	71	71	208	211
Taxes other than income taxes	13	11	40	35
Total operating expenses	319	341	1,007	1,024
Operating income	142	131	363	357
Other (income) and deductions:
Interest expense	38	31	110	86
Allowance for funds used during construction	(22)	(7)	(58)	(26)
Other	(2)	—	(3)	—
Total other (income) and deductions	14	24	49	60
Income before income taxes	128	107	314	297
Income tax expense	21	16	47	50
Net income	$107	$91	$267	$247
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16	$5
Accounts receivable, less allowance for expected credit losses	214	244
Production fuel, at weighted average cost	21	29
Gas stored underground, at weighted average cost	47	73
Materials and supplies, at weighted average cost	82	54
Regulatory assets	93	81
Prepaid gross receipts tax	36	42
Other	50	60
Total current assets	559	588
Property, plant and equipment, net	8,085	7,722
Other assets:
Regulatory assets	586	579
Deferred charges and other	71	98
Total other assets	657	677
Total assets	$9,301	$8,987

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$120	$290
Accounts payable	281	456
Regulatory liabilities	29	92
Other	117	111
Total current liabilities	547	949
Long-term debt, net	3,069	2,770
Other liabilities:
Deferred tax liabilities	796	789
Regulatory liabilities	503	478
Pension and other benefit obligations	128	140
Other	393	370
Total other liabilities	1,820	1,777
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,478	2,233
Retained earnings	1,321	1,192
Total Wisconsin Power and Light Company common equity	3,865	3,491
Total liabilities and equity	$9,301	$8,987

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$267	$247
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	208	211
Equity component of allowance for funds used during construction	(43)	(19)
Other	5	23
Other changes in assets and liabilities:
Derivative assets	55	(66)
Regulatory assets	(16)	(120)
Accounts payable	(55)	5
Regulatory liabilities	(37)	28
Other	53	(30)
Net cash flows from operating activities	437	279
Cash flows used for investing activities:
Construction and acquisition expenditures	(774)	(604)
Proceeds from sales of partial ownership interest in West Riverside	120	—
Other	(26)	(8)
Net cash flows used for investing activities	(680)	(612)
Cash flows from financing activities:
Common stock dividends	(138)	(133)
Capital contributions from parent	245	420
Proceeds from issuance of long-term debt	297	588
Net change in commercial paper	(170)	(236)
Contributions from noncontrolling interest	—	29
Distributions to noncontrolling interest	—	(29)
Other	20	(9)
Net cash flows from financing activities	254	630
Net increase in cash, cash equivalents and restricted cash	11	297
Cash, cash equivalents and restricted cash at beginning of period	5	2
Cash, cash equivalents and restricted cash at end of period	$16	$299
Supplemental cash flows information:
Cash paid during the period for:
Interest	($106)	($78)
Income taxes, net	($63)	($51)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$172	$355

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2023, Alliant Energy’s, IPL’s and WPL’s cash and cash equivalents included $189 million, $180 million and $9 million of money market fund investments, respectively, with weighted average interest rates of 5%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Tax-related	$919	$929	$825	$848	$94	$81
Pension and OPEB costs	371	392	187	197	184	195
Assets retired early	282	70	267	53	15	17
Asset retirement obligations (AROs)	199	151	155	110	44	41
Commodity cost recovery	138	160	11	1	127	159
Derivatives	72	84	27	48	45	36
IPL’s Duane Arnold Energy Center PPA amendment	48	66	48	66	—	—
WPL’s Western Wisconsin gas distribution expansion investments	46	48	—	—	46	48
Other	194	146	70	63	124	83
	$2,269	$2,046	$1,590	$1,386	$679	$660

Tax-related - Refer to Note 9 for discussion of Iowa Tax Reform, which resulted in a decrease in Alliant Energy’s and IPL’s tax-related regulatory assets in the third quarter of 2023.

Assets retired early and Asset retirement obligations - In May 2023, IPL retired the coal-fired Lansing Generating Station and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset (assets retired early) on Alliant Energy’s and IPL’s balance sheets. The related regulatory asset balance as of September 30, 2023 was $221 million, which is currently included in IPL’s rate base and IPL is earning a return of and a return on the remaining balance. In September 2023, the Federal Energy Regulatory Commission approved continued recovery of the remaining net book value of Lansing from IPL’s wholesale customers. IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period includes a request for continued recovery of the remaining net book value of Lansing through 2037. In addition, IPL reclassified the remaining net book value of the associated AROs from property, plant and equipment to a regulatory asset (AROs) on Alliant Energy’s and IPL’s balance sheets.

Derivatives - Refer to Note 11 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the nine months ended September 30, 2023, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Tax-related	$569	$579	$301	$303	$268	$276
Cost of removal obligations	397	398	249	259	148	139
Derivatives	91	210	52	115	39	95
Commodity cost recovery	41	40	11	38	30	2
WPL’s West Riverside liquidated damages	9	32	—	—	9	32
Electric transmission cost recovery	6	20	6	10	—	10
Other	74	45	36	29	38	16
	$1,187	$1,324	$655	$754	$532	$570

WPL’s West Riverside liquidated damages - Pursuant to PSCW authorization, WPL’s amortization of liquidated damages related to West Riverside construction procurement contracts was used to offset increases in WPL’s retail electric 2022/2023 Test Period revenue requirement, which resulted in decreases in regulatory liabilities on Alliant Energy’s and WPL’s balance sheets and decreases in depreciation and amortization expenses in Alliant Energy’s and WPL’s income statements for the three and nine months ended September 30, 2023.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
In March 2023 and June 2023, Madison Gas and Electric Company and WEC Energy Group, Inc., respectively, acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interest in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements for the nine months ended September 30, 2023. As a result of these transactions, WPL’s undivided current ownership interest in West Riverside is 73.8%.

NOTE 4. RECEIVABLES
NOTE 4(a) - Accounts Receivable - For the three and nine months ended September 30, 2023, Alliant Energy’s, IPL’s and WPL’s gross write-offs for accounts receivable were as follows (in millions):

	Originated in 2022		Originated in 2023
	Three Months	Nine Months	Three Months	Nine Months
Alliant Energy	$3	$11	$6	$8
IPL	2	7	4	5
WPL	1	4	2	3

NOTE 4(b) - Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2023, IPL amended and extended through March 2024 the purchase commitment from the third party to which it sells its receivables. The limit on cash proceeds fluctuates between $5 million and $110 million, which IPL may change periodically throughout the year. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of September 30, 2023, IPL had $109 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2023	2022	2023	2022
Maximum outstanding aggregate cash proceeds	$94	$36	$110	$66
Average outstanding aggregate cash proceeds	46	3	68	8

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2023	December 31, 2022
Customer accounts receivable	$161	$145
Unbilled utility revenues	88	132
Other receivables	1	—
Receivables sold to third party	250	277
Less: cash proceeds	1	80
Deferred proceeds	249	197
Less: allowance for expected credit losses	13	12
Fair value of deferred proceeds	$236	$185

As of September 30, 2023, outstanding receivables past due under the Receivables Agreement were $18 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2023	2022	2023	2022
Collections	$616	$670	$1,720	$1,731
Write-offs, net of recoveries	5	3	9	6

Effective October 2023, the limit on cash proceeds under the Receivables Agreement is $5 million.

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2023	2022	2023	2022
ATC Holdings	($12)	($7)	($37)	($29)
Other	(2)	2	(8)	(8)
	($14)	($5)	($45)	($37)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2023	251,134,966
At-the-market offering program	3,569,937
Shareowner Direct Plan	339,850
Equity-based compensation plans	134,334
Shares outstanding, September 30, 2023	255,179,087

At-the-Market Offering Program - In December 2022, Alliant Energy filed a prospectus supplement under which it may sell up to $225 million of its common stock through an at-the-market offering program. As of September 30, 2023, Alliant Energy issued 3,569,937 shares of common stock through this program and received cash proceeds of $183 million, net of $2 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Income	Trust	Interest	Equity
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$—	$6,452
Net income attributable to Alliant Energy common shareowners			259				259
Common stock dividends ($0.4525 per share)			(115)				(115)
At-the-market offering program and Shareowner Direct Plan issuances		125					125
Equity-based compensation plans and other		3			1		4
Other comprehensive income, net of tax				1			1
Ending balance, September 30, 2023	$3	$2,982	$3,750	$4	($13)	$—	$6,726
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$3	$2,759	$3,387	$—	($12)	$29	$6,166
Net income attributable to Alliant Energy common shareowners			227				227
Common stock dividends ($0.4275 per share)			(106)				(106)
Shareowner Direct Plan issuances		6					6
Equity-based compensation plans and other		2			(1)		1
Distributions to noncontrolling interest						(29)	(29)
Ending balance, September 30, 2022	$3	$2,767	$3,508	$—	($13)	$—	$6,265

Alliant Energy	Total Alliant Energy Common Equity
				Accumulated	Shares in
		Additional		Other	Deferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Noncontrolling	Total
	Stock	Capital	Earnings	Income	Trust	Interest	Equity
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$—	$6,276
Net income attributable to Alliant Energy common shareowners			582				582
Common stock dividends ($1.3575 per share)			(341)				(341)
At-the-market offering program and Shareowner Direct Plan issuances		201					201
Equity-based compensation plans and other		4					4
Other comprehensive income, net of tax				4			4
Ending balance, September 30, 2023	$3	$2,982	$3,750	$4	($13)	$—	$6,726
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$3	$2,749	$3,250	$—	($12)	$—	$5,990
Net income attributable to Alliant Energy common shareowners			579				579
Common stock dividends ($1.2825 per share)			(322)				(322)
Shareowner Direct Plan issuances		19					19
Equity-based compensation plans and other		(1)	1		(1)		(1)
Contributions from noncontrolling interest						29	29
Distributions to noncontrolling interest						(29)	(29)
Ending balance, September 30, 2022	$3	$2,767	$3,508	$—	($13)	$—	$6,265

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$33	$2,847	$989	$3,869
Net income			170	170
Common stock dividends			(70)	(70)
Capital contributions from parent		20		20
Ending balance, September 30, 2023	$33	$2,867	$1,089	$3,989
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$33	$2,807	$942	$3,782
Net income			154	154
Common stock dividends			(80)	(80)
Ending balance, September 30, 2022	$33	$2,807	$1,016	$3,856

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			331	331
Common stock dividends			(210)	(210)
Capital contributions from parent		60		60
Ending balance, September 30, 2023	$33	$2,867	$1,089	$3,989
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$33	$2,807	$929	$3,769
Net income			327	327
Common stock dividends			(240)	(240)
Ending balance, September 30, 2022	$33	$2,807	$1,016	$3,856

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$66	$2,413	$1,260	$—	$3,739
Net income			107		107
Common stock dividends			(46)		(46)
Capital contributions from parent		65			65
Ending balance, September 30, 2023	$66	$2,478	$1,321	$—	$3,865
Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$66	$1,968	$1,120	$29	$3,183
Net income			91		91
Common stock dividends			(44)		(44)
Capital contributions from parent		155			155
Distributions to noncontrolling interest				(29)	(29)
Ending balance, September 30, 2022	$66	$2,123	$1,167	$—	$3,356

WPL	Total WPL Common Equity
		Additional
	Common	Paid-In	Retained	Noncontrolling	Total
	Stock	Capital	Earnings	Interest	Equity
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$—	$3,491
Net income			267		267
Common stock dividends			(138)		(138)
Capital contributions from parent		245			245
Ending balance, September 30, 2023	$66	$2,478	$1,321	$—	$3,865
Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$66	$1,704	$1,053	$—	$2,823
Net income			247		247
Common stock dividends			(133)		(133)
Capital contributions from parent		420			420
Contributions from noncontrolling interest				29	29
Distributions to noncontrolling interest				(29)	(29)
Other		(1)			(1)
Ending balance, September 30, 2022	$66	$2,123	$1,167	$—	$3,356

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

September 30, 2023	Alliant Energy	IPL	WPL
Amount outstanding	$451	$—	$120
Weighted average interest rates	5.5%	—%	5.4%
Available credit facility capacity	$549	$250	$180

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2023	2022	2023	2022	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$474	$449	$7	$—	$125	$251
Average amount outstanding (based on daily outstanding balances)	$440	$353	$—	$—	$86	$110
Weighted average interest rates	5.5%	2.4%	5.5%	—%	5.4%	2.0%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$793	$577	$70	$—	$349	$252
Average amount outstanding (based on daily outstanding balances)	$367	$377	$2	$—	$135	$160
Weighted average interest rates	5.1%	1.2%	5.3%	—%	4.9%	0.9%

In January 2023, AEF received $50 million of proceeds from its December 2022 term loan credit agreement, which was classified as “Other short-term borrowings” on Alliant Energy’s balance sheet as of September 30, 2023.

NOTE 7(b) Long-term Debt - In September 2023, IPL issued $300 million of 5.70% senior debentures due 2033. The net proceeds from IPL’s issuance were used to reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt, for general corporate purposes and/or were placed in money market fund investments. In June 2023, AEF retired its $400 million 3.75% senior notes. In March 2023, WPL issued $300 million of 4.95% debentures due 2033. WPL’s debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds were disbursed for the development and acquisition of its solar EGUs.

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

As of September 30, 2023, the conditions allowing holders of the Notes to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of September 30, 2023, the net carrying amount of the Notes was $567 million, with unamortized debt issuance costs of $8 million, and the estimated fair value (Level 2) of the Notes was $556 million. As of September 30, 2023, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2023	2022	2023	2022	2023	2022
Electric Utility:
Retail - residential	$374	$376	$209	$222	$165	$154
Retail - commercial	241	243	158	165	83	78
Retail - industrial	280	289	153	172	127	117
Wholesale	59	68	21	19	38	49
Bulk power and other	41	63	10	18	31	45
Total Electric Utility	995	1,039	551	596	444	443
Gas Utility:
Retail - residential	23	28	14	14	9	14
Retail - commercial	12	18	9	8	3	10
Retail - industrial	2	4	2	3	—	1
Transportation/other	10	12	6	8	4	4
Total Gas Utility	47	62	31	33	16	29
Other Utility:
Steam	11	9	11	9	—	—
Other utility	2	2	1	2	1	—
Total Other Utility	13	11	12	11	1	—
Non-Utility and Other:
Travero and other	22	23	—	—	—	—
Total Non-Utility and Other	22	23	—	—	—	—
Total revenues	$1,077	$1,135	$594	$640	$461	$472

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2023	2022	2023	2022	2023	2022
Electric Utility:
Retail - residential	$943	$956	$503	$529	$440	$427
Retail - commercial	627	628	399	411	228	217
Retail - industrial	740	743	389	418	351	325
Wholesale	154	168	47	49	107	119
Bulk power and other	98	129	32	31	66	98
Total Electric Utility	2,562	2,624	1,370	1,438	1,192	1,186
Gas Utility:
Retail - residential	233	237	131	127	102	110
Retail - commercial	122	127	65	62	57	65
Retail - industrial	12	15	8	10	4	5
Transportation/other	33	39	20	25	13	14
Total Gas Utility	400	418	224	224	176	194
Other Utility:
Steam	32	29	32	29	—	—
Other utility	6	6	4	5	2	1
Total Other Utility	38	35	36	34	2	1
Non-Utility and Other:
Travero and other	66	70	—	—	—	—
Total Non-Utility and Other	66	70	—	—	—	—
Total revenues	$3,066	$3,147	$1,630	$1,696	$1,370	$1,381

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three and nine months ended September 30, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Overall income tax rate	2%	6%	1%	4%	(22%)	(12%)	(20%)	(14%)	16%	15%	15%	17%

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2023, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2043	$431	$6	$1
Federal tax credits	2031-2043	737	520	208

Iowa Tax Reform - Pursuant to Iowa tax reform enacted in 2022, in September 2023, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 7.1%, effective January 1, 2024. Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcement of the new Iowa corporate income tax rate, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured based upon the new rate effective January 1, 2024, which resulted in a $73 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in the third quarter of 2023. The reduction in tax-related regulatory assets is expected to provide cost benefits to IPL’s customers in the future. Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rate effective January 1, 2024, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred tax liabilities on Alliant Energy’s balance sheet in the third quarter of 2023. Based on the remeasurement of Alliant Energy parent company’s deferred tax assets in the third quarter of 2022 for the Iowa corporate income tax rate of 8.4% effective January 1, 2023, a charge of $8 million was recorded to income tax expense in Alliant Energy’s income statement in the third quarter of 2022. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$2	$3	$4	$7	$1	$—	$2	$2
Interest cost	12	9	35	27	3	1	7	4
Expected return on plan assets	(14)	(18)	(40)	(52)	(2)	—	(4)	(3)
Amortization of prior service credit	(1)	—	(1)	—	—	—	—	—
Amortization of actuarial loss	7	8	21	24	—	1	1	2
	$6	$2	$19	$6	$2	$2	$6	$5

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$2	$4	$—	$—	$—	$1
Interest cost	6	4	16	12	1	1	3	2
Expected return on plan assets	(6)	(7)	(19)	(23)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	2	3	8	10	—	—	1	—
	$2	$1	$7	$3	$—	$—	$1	$—

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$1	$2	$1	$—	$1	$—
Interest cost	5	4	15	12	1	1	3	2
Expected return on plan assets	(5)	(7)	(16)	(23)	(1)	—	(1)	—
Amortization of actuarial loss	3	4	10	12	—	—	—	1
	$3	$1	$10	$3	$1	$1	$3	$3

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Compensation expense	$4	$3	$10	$9	$2	$2	$5	$5	$2	$1	$4	$4
Income tax benefits	1	1	3	3	1	—	1	1	—	—	1	1

As of September 30, 2023, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $11 million, $6 million and $5 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2023, performance shares, performance restricted stock units and restricted stock units were granted to key employees under existing plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares	108,513	$55.68
Performance restricted stock units	123,990	52.71
Restricted stock units	105,982	52.77

As of September 30, 2023, 274,960 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2023, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
Alliant Energy	1,661	2023-2026	18,122	2023-2024	180,519	2023-2032	370	2023
IPL	746	2023-2026	8,078	2023-2024	85,457	2023-2030	217	2023
WPL	915	2023-2026	10,044	2023-2024	95,062	2023-2032	153	2023

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Current derivative assets	$67	$111	$51	$69	$16	$42
Non-current derivative assets	62	126	34	69	28	57
Current derivative liabilities	32	59	15	40	17	19
Non-current derivative liabilities	34	20	6	6	28	14

During the nine months ended September 30, 2023, Alliant Energy’s, IPL’s and WPL’s derivative assets decreased primarily due to settlements of natural gas, FTR and electricity contracts and lower natural gas prices, partially offset by new FTRs resulting from the annual FTR auction in the second quarter of 2023 operated by MISO. Alliant Energy’s and IPL’s derivative liabilities decreased primarily due to settlement of natural gas contracts. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2023 and December 31, 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2023
Derivative assets	$129	$108	$85	$73	$44	$35
Derivative liabilities	66	45	21	9	45	36
December 31, 2022
Derivative assets	237	193	138	108	99	85
Derivative liabilities	79	35	46	16	33	19

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of September 30, 2023, $6 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of September 30, 2023, accumulated other comprehensive income included $4 million of income related to the interest rate swap. For the three and nine months ended September 30, 2023, $1 million and $2 million, respectively, of reductions to interest expense were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$189	$189	$—	$—	$189	$10	$10	$—	$—	$10
Commodity derivatives	129	—	80	49	129	237	—	206	31	237
Interest rate derivatives	6	—	6	—	6	—	—	—	—	—
Deferred proceeds	236	—	—	236	236	185	—	—	185	185
Liabilities:
Commodity derivatives	66	—	60	6	66	79	—	67	12	79
Long-term debt (incl. current maturities)	8,838	—	7,863	—	7,863	8,076	—	7,338	1	7,339

IPL	September 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$180	$180	$—	$—	$180	$10	$10	$—	$—	$10
Commodity derivatives	85	—	45	40	85	138	—	111	27	138
Deferred proceeds	236	—	—	236	236	185	—	—	185	185
Liabilities:
Commodity derivatives	21	—	16	5	21	46	—	35	11	46
Long-term debt	3,944	—	3,422	—	3,422	3,646	—	3,228	—	3,228

WPL	September 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$44	$—	$35	$9	$44	$99	$—	$95	$4	$99
Liabilities:
Commodity derivatives	45	—	44	1	45	33	—	32	1	33
Long-term debt	3,069	—	2,722	—	2,722	2,770	—	2,542	—	2,542

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2023	2022	2023	2022
Beginning balance, July 1	$54	$72	$175	$244
Total net gains (losses) included in changes in net assets (realized/unrealized)	17	(1)	—	—
Sales	(1)	—	—	—
Settlements (a)	(27)	(26)	61	4
Ending balance, September 30	$43	$45	$236	$248
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$17	($1)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2023	2022	2023	2022
Beginning balance, January 1	$19	$29	$185	$214
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(17)	—	—
Purchases	62	79	—	—
Sales	(2)	—	—	—
Settlements (a)	(42)	(46)	51	34
Ending balance, September 30	$43	$45	$236	$248
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$6	($17)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2023	2022	2023	2022
Beginning balance, July 1	$41	$58	$175	$244
Total net gains (losses) included in changes in net assets (realized/unrealized)	12	(6)	—	—
Sales	(1)	—	—	—
Settlements (a)	(17)	(19)	61	4
Ending balance, September 30	$35	$33	$236	$248
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$12	($6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2023	2022	2023	2022
Beginning balance, January 1	$16	$18	$185	$214
Total net losses included in changes in net assets (realized/unrealized)	—	(13)	—	—
Purchases	51	58	—	—
Sales	(2)	—	—	—
Settlements (a)	(30)	(30)	51	34
Ending balance, September 30	$35	$33	$236	$248
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	$—	($14)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2023	2022
Beginning balance, July 1	$13	$14
Total net gains included in changes in net assets (realized/unrealized)	5	5
Settlements	(10)	(7)
Ending balance, September 30	$8	$12
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$5	$5

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2023	2022
Beginning balance, January 1	$3	$11
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(4)
Purchases	11	21
Settlements	(12)	(16)
Ending balance, September 30	$8	$12
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$6	($3)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2023	$3	$40	$4	$31	($1)	$9
December 31, 2022	(10)	29	(9)	25	(1)	4

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of solar generation. At September 30, 2023, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $221 million, $175 million and $46 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2023, related minimum future commitments were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$962	$436	$526
Coal	188	108	80
Other (a)	125	52	25
	$1,275	$596	$631

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2023.

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

As of September 30, 2023, the currently known partnership obligations for the abandonment obligations are estimated at $58 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $58 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay; however, as of both September 30, 2023 and December 31, 2022, a liability of $5 million is recorded in “Other liabilities” on Alliant Energy’s balance sheets for expected credit losses related to the contingent obligations that are in the scope of these guarantees.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in July 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $51 million as of September 30, 2023 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2023 and December 31, 2022.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2023, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2023
Revenues	$995	$47	$13	$1,055	$22	$1,077
Operating income (loss)	319	(4)	—	315	7	322
Net income (loss) attributable to Alliant Energy common shareowners				277	(18)	259
Three Months Ended September 30, 2022
Revenues	$1,039	$62	$11	$1,112	$23	$1,135
Operating income (loss)	304	(3)	1	302	7	309
Net income (loss) attributable to Alliant Energy common shareowners				245	(18)	227

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2023
Revenues	$2,562	$400	$38	$3,000	$66	$3,066
Operating income	682	48	12	742	18	760
Net income (loss) attributable to Alliant Energy common shareowners				598	(16)	582
Nine Months Ended September 30, 2022
Revenues	$2,624	$418	$35	$3,077	$70	$3,147
Operating income	680	62	4	746	23	769
Net income attributable to Alliant Energy common shareowners				574	5	579

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2023
Revenues	$551	$31	$12	$594
Operating income (loss)	171	(2)	4	173
Net income				170
Three Months Ended September 30, 2022
Revenues	$596	$33	$11	$640
Operating income (loss)	174	(3)	—	171
Net income				154
Nine Months Ended September 30, 2023
Revenues	$1,370	$224	$36	$1,630
Operating income	342	25	12	379
Net income				331
Nine Months Ended September 30, 2022
Revenues	$1,438	$224	$34	$1,696
Operating income	353	33	3	389
Net income				327

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2023
Revenues	$444	$16	$1	$461
Operating income (loss)	148	(2)	(4)	142
Net income				107
Three Months Ended September 30, 2022
Revenues	$443	$29	$—	$472
Operating income	130	—	1	131
Net income				91
Nine Months Ended September 30, 2023
Revenues	$1,192	$176	$2	$1,370
Operating income	340	23	—	363
Net income				267
Nine Months Ended September 30, 2022
Revenues	$1,186	$194	$1	$1,381
Operating income	327	29	1	357
Net income				247

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022
Corporate Services billings	$46	$45	$134	$136	$40	$39	$120	$117
Sales credited	3	11	11	11	23	31	45	62
Purchases billed	133	119	320	342	5	42	21	103

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Net payables to Corporate Services	$136	$103	$71	$56

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2023	2022	2023	2022
ATC billings to WPL	$41	$38	$119	$107
WPL billings to ATC	5	6	16	14

WPL owed ATC net amounts of $9 million as of September 30, 2023 and $10 million as of December 31, 2022.

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

2023 HIGHLIGHTS

Key highlights since the filing of the 2022 Form 10-K include the following:

Customer Investments:
•In 2021, IPL filed for advance rate-making principles with the IUB for up to 400 MW of solar generation and 75 MW of battery storage. In April 2023, the IUB approved advance rate-making principles for up to 200 MW of solar generation. The IUB’s order included a cost target of $1,575/kilowatt, including AFUDC and transmission upgrade costs among other costs. In May 2023, IPL requested reconsideration of certain ratemaking principles for the up to 200 MW of solar generation, including the cost target and return on common equity. In June 2023, IPL and the IUB filed a joint motion for remand of the other 200 MW of solar generation and 75 MW of battery storage for further reconsideration by the IUB, which was granted by the court. In June 2023, the IUB granted reconsideration of advance rate-making principles for the 400 MW of solar generation and 75 MW of battery storage. In October 2023, the IUB issued an order approving a modified non-unanimous settlement agreement with the Iowa Office of Consumer Advocate among other stakeholders, for up to 400 MW of solar generation, subject to a cost target of $1,650/kilowatt, including AFUDC and transmission upgrade costs among other costs, and a related return on common equity of no less than 10.25% with the opportunity to request a higher return on common equity in future IPL retail electric rate review filings. Any reasonable and prudent costs incurred in excess of the cost target are eligible for recovery at the return on common equity determined in IPL retail electric rate review filings. The IUB’s order also included a consumer protection plan, which monitors IPL’s achievement of certain aggregate summer capacity factors for the up to 400 MW of solar generation projects during June, July and August each calendar year over 30 years. Actual three-year rolling average summer capacity factors will be compared to target capacity factors, which may result in surpluses or deficits that would be offset against one another and contribute to an accumulated balance in a given calendar year. Surpluses or deficits will be capped at $3 million in aggregate per year. At the end of the program, any accumulated deficit balance would be addressed in IPL’s next rate review, and any accumulated surplus balance would not result in any return to IPL. In November 2023, IPL accepted these advance rate-making principles.
•In October 2023, WPL received an oral decision from the PSCW authorizing WPL to construct, own and operate approximately 99 MW of battery storage at the Edgewater Generating Station.
•In August 2023, WPL received an order from the PSCW authorizing WPL to construct, own and operate 175 MW of battery storage, with 100 MW and 75 MW at the Grant County and Wood County solar projects, respectively.
•In June 2023, WPL filed requests with the PSCW for approval to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs. A decision from the PSCW is currently expected by the second quarter of 2024.
•In April 2023, the IUB issued a certificate of public convenience, use and necessity (GCU Certificate) granting IPL approval to construct, own and operate up to 150 MW of solar generation and up to 75 MW of battery storage at the Wever project in Lee County, Iowa. In March 2023, the IUB issued a GCU Certificate granting IPL approval to construct, own and operate up to 50 MW of solar generation and up to 25 MW of battery storage at the Creston project in Union County, Iowa. These solar projects are included in the IUB’s October 2023 order approving advance rate-making principles for up to 400 MW of solar generation.

Rate Matters:
•In April 2023, WPL filed a retail electric and gas rate review with the PSCW for the 2024/2025 forward-looking Test Period. The key drivers for the filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage. The filing requested approval for WPL to implement increases in annual rates for its retail electric and gas customers of $111 million and $17 million in 2024, respectively, with any granted rate changes expected to be effective on January 1, 2024. WPL’s filing also requested approval to implement an additional $71 million increase in annual rates for its retail electric customers in 2025, with any granted rate changes expected to be effective on January 1, 2025. WPL also requested to maintain its current authorized return on common equity of 10% and implement an approximate 56% common equity component of its regulatory capital structure, as well as receive continued recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by June 1, 2025. A decision from the PSCW is currently expected by the end of 2023.
•In October 2023, IPL filed a retail electric and gas rate review with the IUB for the October 2024 through September 2025 forward-looking Test Period. The key drivers for the filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and repowering of the existing Franklin County wind farm. The filing requested approval for IPL to implement increases in annual rates for its retail electric and gas customers of $160 million and $14 million, respectively, with any granted rate changes expected to be effective on October 1, 2024. IPL’s filing also requested approval to implement an additional $124 million increase in annual rates for its retail electric customers in 2025, with any granted rate changes expected to be effective on October 1, 2025. IPL also requested a return on common equity of 10% and a 52% common equity component of its regulatory capital structure, as well as to receive continued recovery of and a return on the remaining net book value of the Lansing Generating Station through 2037, which was retired in May 2023. A decision from the IUB is currently expected by the third quarter of 2024.
•In August 2023, the PSCW authorized WPL to collect $117 million in higher rates, plus interest, from its retail electric customers from October 2023 through December 2025 for fuel-related costs incurred by WPL in 2022 that were higher than fuel-related costs used to determine rates for such period.

Legislative Matters:
•Refer to Note 9 for discussion of the Iowa corporate income tax rate that will be effective January 1, 2024, pursuant to Iowa tax reform enacted in 2022.

Financings and Common Stock Dividends:
•Refer to “Results of Operations” for discussion of expected future issuances of common stock and common stock dividends, and expected future issuances and retirements of long-term debt, by the end of 2024.

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

Financial Results Overview - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the three months ended September 30 were as follows (dollars in millions, except per share amounts):

	2023		2022
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$281	$1.11	$249	$0.99
ATC Holdings	9	0.03	5	0.02
Non-utility and Parent	(31)	(0.12)	(27)	(0.11)
Alliant Energy Consolidated	$259	$1.02	$227	$0.90

Alliant Energy’s Utilities and Corporate Services net income increased by $32 million for the three-month period, primarily due to higher revenue requirements and AFUDC from WPL’s capital investments, and lower other operation and maintenance expenses. These items were partially offset by higher interest expense.

Alliant Energy’s Non-utility and Parent net income decreased by $4 million for the three-month period, primarily due to higher interest expense.

For the three and nine months ended September 30, operating income and a reconciliation of utility electric and gas margins to the most directly comparable GAAP measure, operating income, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months	2023	2022	2023	2022	2023	2022
Operating income	$322	$309	$173	$171	$142	$131
Electric utility revenues	$995	$1,039	$551	$596	$444	$443
Electric production fuel and purchased power expenses	(231)	(274)	(99)	(140)	(132)	(134)
Electric transmission service expense	(154)	(157)	(115)	(115)	(39)	(42)
Utility Electric Margin (non-GAAP)	610	608	337	341	273	267
Gas utility revenues	47	62	31	33	16	29
Cost of gas sold expense	(12)	(26)	(12)	(14)	—	(13)
Utility Gas Margin (non-GAAP)	35	36	19	19	16	16
Other utility revenues	13	11	12	11	1	—
Non-utility revenues	22	23	—	—	—	—
Other operation and maintenance expenses	(160)	(172)	(84)	(90)	(64)	(70)
Depreciation and amortization expenses	(170)	(169)	(97)	(95)	(71)	(71)
Taxes other than income taxes expense	(28)	(28)	(14)	(15)	(13)	(11)
Operating income	$322	$309	$173	$171	$142	$131

	Alliant Energy		IPL		WPL
Nine Months	2023	2022	2023	2022	2023	2022
Operating income	$760	$769	$379	$389	$363	$357
Electric utility revenues	$2,562	$2,624	$1,370	$1,438	$1,192	$1,186
Electric production fuel and purchased power expenses	(553)	(633)	(213)	(290)	(341)	(343)
Electric transmission service expense	(438)	(428)	(316)	(303)	(122)	(125)
Utility Electric Margin (non-GAAP)	1,571	1,563	841	845	729	718
Gas utility revenues	400	418	224	224	176	194
Cost of gas sold expense	(226)	(242)	(127)	(126)	(99)	(117)
Utility Gas Margin (non-GAAP)	174	176	97	98	77	77
Other utility revenues	38	35	36	34	2	1
Non-utility revenues	66	70	—	—	—	—
Other operation and maintenance expenses	(499)	(492)	(264)	(260)	(197)	(193)
Depreciation and amortization expenses	(503)	(501)	(288)	(285)	(208)	(211)
Taxes other than income taxes expense	(87)	(82)	(43)	(43)	(40)	(35)
Operating income	$760	$769	$379	$389	$363	$357

Operating Income Variances - Variances between periods in operating income for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Total higher (lower) utility electric margin variance (Refer to details below)	$2	($4)	$6	$8	($4)	$11
Total lower utility gas margin variance (Refer to details below)	(1)	—	—	(2)	(1)	—
Total (higher) lower other operation and maintenance expenses variance (Refer to details below)	12	6	6	(7)	(4)	(4)
Total (higher) lower depreciation and amortization expenses (Refer to Note 2 for discussion of reductions to WPL's depreciation and amortization expense, which was partially offset by WPL's solar generation placed in service in 2022)	(1)	(2)	—	(2)	(3)	3
Other	1	2	(1)	(6)	2	(4)
	$13	$2	$11	($9)	($10)	$6

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$895	$908	6,821	6,788	$37	$50	3,283	3,584
Sales for resale:
Wholesale	59	68	795	774	N/A	N/A	N/A	N/A
Bulk power and other	25	47	1,409	985	N/A	N/A	N/A	N/A
Transportation/Other	16	16	14	16	10	12	29,776	30,982
	$995	$1,039	9,039	8,563	$47	$62	33,059	34,566
Nine Months
Retail	$2,310	$2,327	19,005	19,304	$367	$379	31,897	37,284
Sales for resale:
Wholesale	154	168	2,172	2,172	N/A	N/A	N/A	N/A
Bulk power and other	62	83	3,756	2,989	N/A	N/A	N/A	N/A
Transportation/Other	36	46	43	46	33	39	88,167	83,241
	$2,562	$2,624	24,976	24,511	$400	$418	120,064	120,525

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$520	$559	3,736	3,736	$25	$25	1,658	1,739
Sales for resale:
Wholesale	21	19	213	208	N/A	N/A	N/A	N/A
Bulk power and other	3	9	332	373	N/A	N/A	N/A	N/A
Transportation/Other	7	9	8	9	6	8	9,999	9,743
	$551	$596	4,289	4,326	$31	$33	11,657	11,482
Nine Months
Retail	$1,291	$1,358	10,599	10,821	$204	$199	16,065	19,118
Sales for resale:
Wholesale	47	49	578	581	N/A	N/A	N/A	N/A
Bulk power and other	12	4	1,188	1,019	N/A	N/A	N/A	N/A
Transportation/Other	20	27	24	25	20	25	31,588	31,917
	$1,370	$1,438	12,389	12,446	$224	$224	47,653	51,035

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months
Retail	$375	$349	3,085	3,052	$12	$25	1,625	1,845
Sales for resale:
Wholesale	38	49	582	566	N/A	N/A	N/A	N/A
Bulk power and other	22	38	1,077	612	N/A	N/A	N/A	N/A
Transportation/Other	9	7	6	7	4	4	19,777	21,239
	$444	$443	4,750	4,237	$16	$29	21,402	23,084
Nine Months
Retail	$1,019	$969	8,406	8,483	$163	$180	15,832	18,166
Sales for resale:
Wholesale	107	119	1,594	1,591	N/A	N/A	N/A	N/A
Bulk power and other	50	79	2,568	1,970	N/A	N/A	N/A	N/A
Transportation/Other	16	19	19	21	13	14	56,579	51,324
	$1,192	$1,186	12,587	12,065	$176	$194	72,411	69,490

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes increased 1% and decreased 8%, respectively, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to changes in temperatures. Alliant Energy’s retail electric and gas sales volumes decreased 2% and 14%, respectively, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to changes in temperatures.

Estimated increases (decreases) to electric and gas margins from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric Margins						Gas Margins
	Three Months			Nine Months			Three Months			Nine Months
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
IPL	$7	$4	$3	$3	$15	($12)	($1)	$—	($1)	($4)	$4	($8)
WPL	3	—	3	(2)	10	(12)	—	—	—	(4)	2	(6)
Total Alliant Energy	$10	$4	$6	$1	$25	($24)	($1)	$—	($1)	($8)	$6	($14)

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

Utility Electric Margin Variances - The following items contributed to increased (decreased) utility electric margins for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower (higher) WPL electric fuel-related costs, net of recoveries	($1)	$—	($1)	$12	$—	$12
Higher (lower) revenues at IPL due to changes in the renewable energy rider (mostly offset by changes in income taxes)	(3)	(3)	—	9	9	—
Estimated changes in sales volumes caused by temperatures	6	3	3	(24)	(12)	(12)
Other	—	(4)	4	11	(1)	11
	$2	($4)	$6	$8	($4)	$11

Utility Gas Margin Variances - The following items contributed to increased (decreased) utility gas margins for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Estimated changes in sales volumes caused by temperatures	($1)	($1)	$—	($14)	($8)	($6)
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	7	7	—
Higher revenue requirements at WPL (a)	1	—	1	6	—	6
Other	(1)	1	(1)	(1)	—	—
	($1)	$—	$—	($2)	($1)	$—

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

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	($1)	($1)	$—	($10)	($10)	$—
Lower (higher) generation and energy delivery expenses	3	1	2	(8)	—	(8)
Other	10	6	4	11	6	4
	$12	$6	$6	($7)	($4)	($4)

Other Income and Deductions Variances - The following items contributed to (increased) decreased other income and deductions for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher interest expense primarily due to financings completed in 2023 and 2022, and higher interest rates	($16)	($1)	($7)	($54)	($2)	($24)
Higher AFUDC primarily due to changes in construction work in progress balances related to WPL’s solar generation	18	3	15	37	5	32
Other	8	(3)	2	6	(5)	3
	$10	($1)	$10	($11)	($2)	$11

Income Taxes - Refer to Note 9 for details of effective income tax rates.

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•    Financing Plans - Alliant Energy currently expects to issue up to $225 million of common stock in 2024 through one or more offerings and its Shareowner Direct Plan. The amount of common stock issued in 2024 will largely be used to fund capital contributions from Alliant Energy to WPL, which is dependent on the PSCW's decision on WPL's common equity component of its capital structure for the 2024/2025 forward-looking Test Period. IPL and AEF currently expect to issue up to $700 million and $1.0 billion of long-term debt, respectively, by the end of 2024. IPL and AEF have $500 million and $400 million of long-term debt, respectively, and AEF has $50 million of short-term borrowings, maturing in 2024.
•    Common Stock Dividends - Alliant Energy announced a 6% increase in its expected targeted 2024 annual common stock dividend to $1.92 per share, which is equivalent to a quarterly rate of $0.48 per share, beginning with the February 2024 dividend payment. The timing and amount of future dividends is subject to approved quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•    Cash Flows From Operating Activities - Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from the transfer of future renewable tax credits to other corporate taxpayers pursuant to the Inflation Reduction Act of 2022.
•    Higher Earnings on Increasing Rate Base - Alliant Energy, IPL and WPL currently expect an increase in earnings in 2024 compared to 2023 due to impacts from increasing revenue requirements related to investments in the utility business.
•    Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2024 compared to 2023 due to capital projects placed in service in 2023 and 2024 and lower amortization of WPL’s West Riverside liquidated damages. Refer to Note 2 for discussion of WPL’s West Riverside liquidated damages.
•    Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2024 compared to 2023 due to financings completed in 2023 and planned by the end of 2024 as discussed above, as well as expected higher interest rates.
•    AFUDC - Alliant Energy and WPL currently expect a decrease and IPL currently expects an increase in AFUDC in 2024 compared to 2023 largely due to changes in construction work in progress balances related to construction activity on capital projects.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2022 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2023, Alliant Energy had $206 million of cash and cash equivalents, $549 million ($119 million at the parent company, $250 million at IPL and $180 million at WPL) of available capacity under the single revolving credit facility and $109 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2023 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Cash, cash equivalents and restricted cash, January 1	$24	$40	$15	$34	$5	$2
Cash flows from (used for):
Operating activities	622	485	191	166	437	279
Investing activities	(952)	(599)	(177)	84	(680)	(612)
Financing activities	515	421	159	(239)	254	630
Net increase	185	307	173	11	11	297
Cash, cash equivalents and restricted cash, September 30	$209	$347	$188	$45	$16	$299

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Timing of WPL’s fuel-related cost recoveries from retail electric customers	$137	$—	$137
Changes in levels of gas stored underground and prepaid gas costs	97	46	51
Changes in the sales of accounts receivable at IPL	36	36	—
Changes in interest payments	(60)	4	(28)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(38)	(20)	(18)
Other (primarily due to other changes in working capital)	(35)	(41)	16
	$137	$25	$158

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher utility construction and acquisition expenditures (a)	($328)	($158)	($170)
Changes in the amount of cash receipts on sold receivables	(52)	(52)	—
Higher non-utility construction and acquisition expenditures	(23)	—	—
Proceeds from sales of partial ownership interest in West Riverside in 2023	120	—	120
Other	(70)	(51)	(18)
	($353)	($261)	($68)
(a)Largely due to higher expenditures for IPL and WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Construction and acquisition expenditures for 2023 through 2027 are currently anticipated as follows (in millions), which are focused on the transition to cleaner energy and strengthening the resiliency and reliability of IPL’s and WPL’s electric grid, and include renewables and battery storage projects, dispatchable gas generation projects and wind repowering projects. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable.

	Alliant Energy					IPL					WPL
	2023	2024	2025	2026	2027	2023	2024	2025	2026	2027	2023	2024	2025	2026	2027
Generation:
Renewables and battery storage projects	$790	$1,140	$665	$780	$775	$350	$575	$275	$445	$205	$440	$565	$390	$335	$570
Gas projects	40	120	325	610	500	10	55	135	310	125	30	15	125	295	375
Other	95	100	80	50	40	55	55	40	20	15	40	45	40	30	25
Distribution:
Electric systems	565	610	620	670	685	305	355	365	380	395	260	255	255	290	290
Gas systems	80	85	85	85	85	35	40	40	40	40	45	45	45	45	45
Other	220	220	205	240	280	50	45	50	50	45	35	40	30	25	30
	$1,790	$2,275	$1,980	$2,435	$2,365	$805	$1,125	$905	$1,245	$825	$850	$965	$885	$1,020	$1,335

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2023 compared to the same period in 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from common stock issuances	$182	$—	$—
Distributions to noncontrolling interest in 2022	29	—	29
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	60	(175)
Higher (lower) net proceeds from issuance of long-term debt	(80)	296	(291)
Capital contributions from noncontrolling interest in 2022	(29)	—	(29)
Higher payments to retire long-term debt	(25)	—	—
(Higher) lower common stock dividends	(19)	30	(5)
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(9)	—	66
Other	45	12	29
	$94	$398	($376)

State Regulatory Financing Authorization - In March 2023, WPL received authorization from the PSCW to have up to $500 million of short-term borrowings and/or letters of credit outstanding at any time through the expiration date of WPL’s credit facility agreement.

Common Stock Issuances and Common Stock Dividends - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2023. Refer to “Results of Operations” for discussion of expected issuances of common stock and common stock dividends in 2024.

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

Long-term Debt - Refer to Note 7(b) for discussion of various issuances and retirements of long-term debt by Alliant Energy, AEF, IPL and WPL in 2023. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt by the end of 2024.

Interest Rate Risk - As of September 30, 2023, Alliant Energy’s exposure to risk resulting from changes in interest rates associated with variable-rate borrowings was mitigated primarily due to its issuance of convertible senior notes and an interest rate swap on a portion of its variable-rate term loan borrowings, as well as WPL’s issuance of green bonds and IPL’s issuance of senior debentures, all of which were executed in 2023. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at September 30, 2023, Alliant Energy’s annual pre-tax expense would increase by approximately $6 million.

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

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In May 2023, IPL retired the Lansing Generating Station. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and as a result, Alliant Energy and IPL concluded that no impairment was required as of September 30, 2023. Refer to Note 2 for further discussion of the Lansing retirement.

IPL’s Solar Generation Projects Under Construction - As discussed in “2023 Highlights,” IPL accepted the IUB’s advance rate-making principles approved in October 2023 for 400 MW of solar generation. Alliant Energy and IPL review property, plant and equipment for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL is disallowed recovery of any portion of, or is only allowed a partial return on, the carrying value of the solar generation projects under construction, then an impairment charge is recognized. IPL currently expects estimated construction costs associated with the 400 MW of new solar generation will exceed the cost target approved by the IUB by approximately 10%. Alliant Energy and IPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of September 30, 2023 given construction costs were reasonably and prudently incurred.

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2023.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2022 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2023 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	6,298	$52.95	—	N/A
August 1 through August 31	3,724	50.31	—	N/A
September 1 through September 30	38	49.97	—	N/A
	10,060	51.97	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended September 30, 2023, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Officer’s Certificate, dated as of September 21, 2023, creating IPL’s 5.70% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 21, 2023 (File No. 1-4117))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2023.

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

