Form 10-K
period 2023-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2024-02-16
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2023:
Alliant Energy Corporation - $13.2 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2024:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,100,293 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2024 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2024 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2024 Annual Meeting of Shareowners	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	GHG	Greenhouse gases
AFUDC	Allowance for funds used during construction	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IRS	Internal Revenue Service
ARO	Asset retirement obligation	ITC	ITC Midwest LLC
ATC	American Transmission Company LLC	IUB	Iowa Utilities Board
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	KWh	Kilowatt-hour
ATI	AE Transco Investments, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CA	Certificate of authority	MGP	Manufactured gas plant
CAA	Clean Air Act	MISO	Midcontinent Independent System Operator, Inc.
CCR	Coal combustion residuals	MW	Megawatt
CO2	Carbon dioxide	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
CPCN	Certificate of Public Convenience and Necessity	Note(s)	Combined Notes to Consolidated Financial Statements
CSAPR	Cross-State Air Pollution Rule	OIP	Alliant Energy Omnibus Incentive Plan
CWIP	Construction work in progress	OPEB	Other postretirement benefits
DAEC	Duane Arnold Energy Center	PPA	Purchased power agreement
DCP	Alliant Energy Deferred Compensation Plan	PSCW	Public Service Commission of Wisconsin
Dth	Dekatherm	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	SEC	Securities and Exchange Commission
EPA	U.S. Environmental Protection Agency	U.S.	United States of America
EPS	Earnings per weighted average common share	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	West Riverside	West Riverside Energy Center and Solar Facility
FTR	Financial transmission right	Whiting Petroleum	Whiting Petroleum Corporation
Fuel-related	Electric production fuel and purchased power	WPL	Wisconsin Power and Light Company

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
•economic conditions in IPL’s and WPL’s service territories;
•the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and operating income;
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

•the ability to obtain deferral treatment for the recovery of and a return on prudently incurred costs in between rate reviews;
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
•WPL’s ability to obtain adequate and timely rate relief to allow for the recovery of and/or the return on costs of solar generation projects that exceed initial cost estimates;
•the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, and changes impacting the availability of and ability to transfer renewable tax credits;
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
•inflation and higher interest rates;
•the future development of technologies related to electrification, and the ability to reliably store and manage electricity;
•federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders and changes in public policy;
•employee workforce factors, including the ability to hire and retain employees with specialized skills, impacts from employee retirements, changes in key executives, ability to create desired corporate culture, collective bargaining agreements and negotiations, work stoppages or restructurings;
•disruptions in the supply and delivery of natural gas, purchased electricity and coal;
•weather effects on utility sales volumes and operations;
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
•any material post-closing payments related to any past asset divestitures, including the transfer of renewable tax credits and the sale of Whiting Petroleum, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;
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
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits and future changes in environmental laws and regulations, including the CCR rule, CSAPR and federal, state or local regulations for GHG emissions reductions from new and existing fossil-fueled EGUs under the CAA, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce GHG emissions;
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
•the direct or indirect effects resulting from pandemics;
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

Available Information. Alliant Energy routinely posts important information on its website and considers the Investors section of its website, www.alliantenergy.com/investors, a channel of distribution for material information. Information contained on Alliant Energy’s website is not incorporated herein by reference.

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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build stronger communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 1,000,000 electric and approximately 425,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2023, IPL supplied electric and natural gas service to approximately 500,000 and 225,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2023, WPL supplied electric and natural gas service to approximately 500,000 and 200,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

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

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is currently leased to WPL through 2039. Refer to Note 10 for additional information on WPL’s Sheboygan Falls Energy Facility lease.

Travero - is a diversified supply chain solutions company, including a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; wind turbine blade recycling services; and a rail-served warehouse in Iowa.

Development-ready Sites - includes various rail-served and ready-to-build manufacturing and industrial sites throughout Iowa and Wisconsin, with access to various airports, interstate freeways and Alliant Energy’s electric services.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) HUMAN CAPITAL MANAGEMENT - Alliant Energy’s core purpose is to serve customers and build stronger communities. We constantly strive to attract, retain and develop a diverse and qualified workforce of high-performing employees, and create and foster an environment of inclusion and belonging for all employees.

Employees - At December 31, 2023, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	3,281	1,755	53%
IPL	1,116	774	69%
WPL	1,045	868	83%

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
•enhanced offerings to support the well-being of employees and their families;
•paid time off to use for vacation, personal time, sick time, holidays, bereavement, jury duty, military leave, parental leave, maternity leave, and adoption leave;
•adoption assistance;
•legal planning assistance;
•tuition reimbursement;
•Vacation Donation program; and
•Volunteer Grants and Matching Gifts program.

Annually, Alliant Energy awards up to 25 scholarships to children of its current employees and eligible retirees who have achieved excellent records in high school who are pursuing a higher education. Scholarship award recipients may enroll in any accredited two- or four-year college, university or vocational-technical school in the U.S.

Diversity, Equity, Inclusion and Belonging (DEI&B) - A diverse, equitable and inclusive workplace where everyone feels like they belong is crucial for the success and retention of our employees, to attract future talent and to execute our purpose-driven strategy to serve our customers and build stronger communities. It is one of our Values - “Care for others: Together we create a workplace where people feel like they belong and can use their unique backgrounds, talents and perspectives to their fullest potential.” Alliant Energy is driven by DEI&B and believes the achievement of its strategic objectives can only be achieved with a focused and engaged workforce. Alliant Energy’s corporate officers group currently has approximately 44% gender diversity and 25% ethnic diversity.

Our efforts to create a diverse, equitable and inclusive workplace have focused on reducing bias, building diverse teams, and listening to and acting on employee feedback, and include:
•learning opportunities for employees, such as inviting employees to participate in area diversity summits and supporting company-wide listening sessions, speakers and programs;
•Employee Resource Groups that foster a diverse, equitable and inclusive workplace that supports employee well-being while promoting professional development and enhancing community relationships; and
•a DEI&B Leadership Team that partners with the Human Resources department and hiring managers to attract more diverse applicants that represent the diversity of the communities we serve.

Our DEI&B initiatives also include a focus on building a diverse Board of Directors. We believe it is in our shareowners’ best interest to have a diverse Board representing a wide breadth of experiences and perspectives. Our Board currently has approximately 40% gender diversity and 20% ethnic diversity.

Our 2023 DEI&B accomplishments include:
•received a perfect score on the Corporate Equality Index administered by the Human Rights Campaign Foundation to benchmark LGBTQ+ rights, policies and practices;
•selected for the 2023 Bloomberg Gender-Equality Index; and
•held our fourth annual Day of Understanding, with 88% voluntary company-wide participation, where leaders facilitated conversations around creating a culture of inclusion and belonging, helping to ensure employees are seen, heard and valued.

Alliant Energy’s short- and long-term incentive compensation plans include diversity metrics to drive leadership accountability for efforts to advance a diverse and inclusive culture.

Talent Development and Workforce Readiness - We support employees in the growth of their careers through several training opportunities and development programs. These include tuition reimbursement, and online, instructor-led and on-the-job learning formats, as well as leadership development and succession planning.

As we attract and introduce a diverse pool of candidates to our industry, we have an early careers program that includes apprenticeships, youth programs (high school) and internships (college). Our programs provide a pipeline of talented students to engage in meaningful, hands-on work experiences. Our apprenticeship program combines supervised, structured on-the-job training with related instruction to produce highly skilled trade and technical workers, and builds lifetime skills and comprehensive knowledge in the high-demand technical trades necessary for our success. The apprenticeship program gives us the flexibility to tailor training to match our needs - training employees in our facilities, on our equipment, and consistent with our safety standards and employee expectations. We instill company Values, methods and procedures from day one.

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

Energy Policy Act of 2005 - The Energy Policy Act of 2005 requires creation of an Electric Reliability Organization to provide oversight by FERC. FERC designated North American Electric Reliability Corporation, which also provides oversight of cybersecurity standards, as the overarching Electric Reliability Organization. Midwest Reliability Organization, which is a regional member of North American Electric Reliability Corporation, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

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

IUB - IPL is subject to regulation by the IUB for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, the construction of EGUs, and the acquisition, sale or lease of assets with values that exceed 3% of IPL’s revenues. In Iowa, counties and cities are prohibited from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to a diversified base of retail customers and industries.

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, subject to certain exceptions. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. The IUB has rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and a related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues will be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted. In addition, the rules require that IPL must receive an order from the IUB related to the subsequent proceeding review before it can file another rate review.

Energy Efficiency - In accordance with Iowa law, IPL is required to file an energy efficiency plan (EEP) every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of electric and gas energy savings.

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

Electric Generating Unit Environmental Controls Projects - At its sole discretion, IPL may submit an updated emissions plan and budget to the IUB setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable and prudent costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

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

Department of Homeland Security Transportation Security Administration - Alliant Energy, IPL and WPL are subject to regulation for physical and cybersecurity of their natural gas pipeline systems, and are applying, and monitoring for changes to, these requirements to their pipeline systems.

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

Air Quality -
Climate Change and Greenhouse Gas Regulations - In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions contribute to climate change and therefore threaten public health and welfare, which is the basis for implementing CO2 reduction standards under the CAA. While the EPA’s rules to regulate GHG issued under the authority of the CAA remain subject to further review, growing emphasis on climate change and evolving energy technologies are driving efforts to decarbonize the environment through voluntary emissions reductions. The primary GHG directly emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at its EGUs.

Clean Air Act Section 111(d) - In 2015, the EPA issued the Clean Power Plan rule under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs through broad electricity system-wide measures. This was replaced by the Affordable Clean Energy rule in 2019, to reduce CO2 emissions from existing coal-fired EGUs through heat rate improvements. In 2021, the U.S. Court of Appeals for the District of Columbia vacated and remanded the Affordable Clean Energy rule to the EPA for reconsideration. In 2022, the Supreme Court issued a decision limiting the extent of the EPA’s authority under Section 111(d) to emissions reduction technologies and operational improvements. In May 2023, the EPA proposed the revised Section 111(d) rule, which would establish emission guidelines for states to implement Best System of Emission Reduction standards for GHG emissions from existing fossil-fueled EGUs and certain combustion turbines. The proposed requirements would be phased in beginning in 2030. The EPA also proposed to repeal the Affordable Clean Energy rule. The EPA’s proposed revised Section 111(d) rule would require states to implement plans to reduce CO2 emissions through various Best System of Emission Reduction standards by applying various measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-GHG fuels, or other technological controls. State plans must be submitted within 24 months of the final rule’s effective date and are subject to EPA approval. The proposed standards could impact IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. In addition, the proposed standards could impact natural gas-fired combustion turbines with a capacity of 300 MW or more, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center. The proposed standards are currently not expected to impact WPL’s coal-fired Columbia Energy Center or Edgewater Generating Station given current plans to retire these EGUs prior to the proposed 2030 implementation deadline. The EPA plans to finalize the revised Section 111(d) rule in 2024. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs. In May 2023, the EPA proposed revised standards under Section 111(b), which would establish CO2 emissions limits from certain new and reconstructed fossil-fueled EGUs and would apply prospectively. IPL’s Marshalltown Generating Station and WPL’s West Riverside Energy Center are currently subject to the EPA’s Section 111(b) regulation and thus would be impacted by these revised standards. The EPA plans to finalize the revised Section 111(b) rule in 2024. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these standards.

Cross-State Air Pollution Rule - CSAPR is a regional sulfur dioxide and nitrogen oxides cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR emission allowances may be banked for future year compliance. CSAPR establishes state-specific annual sulfur dioxide and nitrogen oxides emission caps and ozone season nitrogen oxides emission caps. In 2023, the EPA finalized revisions to the CSAPR state-specific ozone season nitrogen oxides emission caps and utility-specific emission allowances for certain states, including Wisconsin, beginning in 2023. WPL currently receives, and expects to receive in the future, enough CSAPR emission allowances to ensure ongoing compliance without the need to purchase additional allowances. The 2023 CSAPR revisions do not currently apply to Iowa; however, Iowa could be included in a future rule. As a result, Alliant Energy and IPL are currently unable to predict with certainty the future outcome or impact of these matters.

Water Quality -
Effluent Limitation Guidelines - In 2015, the EPA published final effluent limitation guidelines that required changes to discharge limits for wastewater from certain IPL and WPL steam EGUs. In 2020, revised effluent limitation guidelines (2020 Reconsideration Rule) became effective, which incorporated flexibility to the 2015 rule, including a new subcategory for coal-fired EGUs that will be retired or converted to no longer burn coal before 2028. In 2021, the current Presidential Administration issued an Executive Order requiring the review and possible revision of environmental regulations issued during the prior Administration. As a result, in March 2023, the EPA published a proposed supplemental rule (2023 Supplemental Rule) to revise the guidelines for steam-electric generating facilities. The 2023 Supplemental Rule proposes to tighten some of the flexibility offered in the 2020 Reconsideration Rule for certain waste streams, while additionally proposing a newly defined legacy wastewater waste stream. The 2020 Reconsideration Rule will remain in effect while the 2023 Supplemental Rule continues through the rule-making process. Compliance with the 2023 Supplemental Rule will be determined by each facility’s wastewater discharge permit, and new or revised limits would become effective as soon as possible but no later than December 31, 2029. Alliant Energy, IPL and WPL are currently evaluating the 2023 Supplemental Rule and are unable to predict with certainty future compliance impacts.

Land and Solid Waste -
Coal Combustion Residuals Rule - The CCR Rule, which became effective in 2015, regulates CCR as a non-hazardous waste. IPL and WPL have coal-fired EGUs with coal ash ponds and active CCR landfills that are impacted by this rule. In May 2023, the EPA published proposed amendments to the CCR Rule that would expand the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities. Alliant Energy, IPL and WPL are currently evaluating the proposed 2023 CCR Rule amendments and are unable to predict with certainty the future outcome or impact of these updates.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its mix of electric supply to change in the next several years with its planned transition away from coal-fired EGUs by considering additional renewable energy such as solar generation, battery storage, repowering of existing wind farms and distributed energy resources, including community solar and small-scale energy storage systems, dispatchable gas generation projects, and potential sales of partial interests in West Riverside to neighboring utilities. Long-term generation plans are intended to meet customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators and other various requirements.

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

MISO Seasonal Resource Adequacy Process - In 2022, FERC approved MISO’s proposal to change its resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the June 1, 2023 through May 31, 2024 MISO Planning Year, to help ensure the reliability of electricity in the MISO region. The process changed from a Summer-based annual construct to four distinct seasons. FERC’s approval also established planning reserve margin requirements for all market participants on a seasonal basis and determined a seasonal accredited capacity value for certain classes of generating resources, including higher accredited capacity for wind generation during the Spring, Fall and Winter seasons and higher accredited capacity for solar generation during the Summer season. Alliant Energy, IPL and WPL currently plan to construct and/or acquire additional renewable, battery and natural gas resources to meet the requirements of the seasonal resource adequacy process and have reflected the estimated capital expenditures for these projects in the “Generation” lines in the construction and acquisition table in “Liquidity and Capital Resources.” Seasonal capacity reserve margins are as follows:

	June 2024 - August 2024	September 2024 - November 2024	December 2024 - February 2025	March 2025 - May 2025
Required installed capacity reserve margin	17.7%	25.2%	49.4%	40.8%
Required unforced capacity reserve margin	9.0%	14.2%	27.4%	26.7%

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2023	2022	2021	2023	2022	2021
All fuels	$2.83	$4.37	$2.10	$3.09	$4.47	$2.62
Natural gas (a)	3.10	5.76	2.54	3.47	6.02	3.31
Coal	2.09	2.31	1.81	2.54	2.43	2.07

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

Resource Adequacy - MISO has resource adequacy requirements to help ensure adequate resources to meet forecasted peak load obligations plus a reserve margin. Only accredited capacity assigned to EGUs is available to meet these requirements. In order for an EGU to receive accredited capacity, it must meet MISO capacity accreditation requirements, which can include satisfying transmission requirements identified in its interconnection agreement prior to the MISO planning year. Refer to “Electric Demand Planning Reserve Margin” above for discussion of MISO’s seasonal resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements.

Electric Operating Information - Alliant Energy	2023	2022	2021
Revenues (in millions):
Residential	$1,220	$1,233	$1,115
Commercial	820	821	763
Industrial	968	965	893
Retail subtotal	3,008	3,019	2,771
Sales for resale:
Wholesale	213	233	187
Bulk power and other	71	111	56
Other	53	58	67
Total	$3,345	$3,421	$3,081
Sales (000s MWh):
Residential	7,176	7,479	7,353
Commercial	6,329	6,436	6,383
Industrial	11,435	11,494	11,696
Retail subtotal	24,940	25,409	25,432
Sales for resale:
Wholesale	2,859	2,866	2,787
Bulk power and other	4,730	3,734	3,018
Other	58	62	71
Total	32,587	32,071	31,308
Customers (End of Period):
Retail	995,982	989,369	981,570
Other	2,914	2,903	2,878
Total	998,896	992,272	984,448
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,856	5,629	5,486
Maximum winter peak hour demand (MW)	4,240	4,415	4,413
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 819)	974	908	974
Madison, Wisconsin (WPL) (normal - 706)	781	787	845
Sources of electric energy (000s MWh):
Gas	14,764	11,438	10,055
Purchased power:
Wind (b)	4,067	4,422	3,529
Other (b)	1,883	2,803	2,642
Wind (b)	5,410	6,424	5,231
Solar (b)	471	41	17
Coal	6,447	7,416	10,218
Other (b)	186	198	209
Total	33,228	32,742	31,901
Revenue per KWh sold to retail customers (cents)	12.06	11.88	10.90
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

Electric Operating Information	IPL			WPL
	2023	2022	2021	2023	2022	2021
Revenues (in millions):
Residential	$641	$673	$620	$579	$560	$495
Commercial	519	536	508	301	285	255
Industrial	501	538	505	467	427	388
Retail subtotal	1,661	1,747	1,633	1,347	1,272	1,138
Sales for resale:
Wholesale	62	64	57	151	169	130
Bulk power and other	11	13	17	60	98	39
Other	27	35	45	26	23	22
Total	$1,761	$1,859	$1,752	$1,584	$1,562	$1,329
Sales (000s MWh):
Residential	3,586	3,793	3,680	3,590	3,686	3,673
Commercial	3,988	4,049	4,022	2,341	2,387	2,361
Industrial	6,335	6,428	6,581	5,100	5,066	5,115
Retail subtotal	13,909	14,270	14,283	11,031	11,139	11,149
Sales for resale:
Wholesale	766	771	738	2,093	2,095	2,049
Bulk power and other	1,465	1,401	1,069	3,265	2,333	1,949
Other	32	33	35	26	29	36
Total	16,172	16,475	16,125	16,415	15,596	15,183
Customers (End of Period):
Retail	500,938	498,515	496,435	495,044	490,854	485,135
Other	878	867	858	2,036	2,036	2,020
Total	501,816	499,382	497,293	497,080	492,890	487,155
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,940	2,895	2,892	2,926	2,800	2,680
Maximum winter peak hour demand (MW)	2,294	2,449	2,433	1,946	2,046	2,028
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 819)	974	908	974	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 706)	N/A	N/A	N/A	781	787	845
Sources of electric energy (000s MWh):
Gas	6,636	4,625	4,011	8,128	6,813	6,044
Purchased power:
Wind (b)	2,504	2,985	2,285	1,563	1,437	1,244
Other (b)	730	835	1,166	1,153	1,968	1,476
Wind (b)	4,257	4,991	4,088	1,153	1,433	1,143
Solar (b)	11	11	11	460	30	6
Coal	2,252	3,305	4,756	4,195	4,111	5,462
Other (b)	1	2	1	185	196	208
Total	16,391	16,754	16,318	16,837	15,988	15,583
Revenue per KWh sold to retail customers (cents)	11.94	12.24	11.43	12.21	11.42	10.21
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

Gas Supply - IPL and WPL maintain purchase agreements with numerous suppliers of natural gas from various gas producing regions of the U.S. and Canada. In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for the cost of gas sold to these customers. As a result, natural gas prices do not have a material impact on IPL’s or WPL’s operating income.

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 6%, respectively, above their forecasted maximum daily system demand requirements from November 2023 through March 2024.

Gas Operating Information - Alliant Energy	2023	2022	2021
Revenues (in millions):
Residential	$316	$371	$257
Commercial	163	197	139
Industrial	16	20	17
Retail subtotal	495	588	413
Transportation/other	45	54	43
Total	$540	$642	$456
Sales (000s Dths):
Residential	25,838	31,109	26,795
Commercial	18,291	21,097	18,516
Industrial	2,276	2,815	2,868
Retail subtotal	46,405	55,021	48,179
Transportation/other	115,177	104,812	99,179
Total	161,582	159,833	147,358
Retail Customers (End of Period)	428,143	426,153	422,864
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,699)	5,807	7,222	6,539
Madison, Wisconsin (WPL) (normal - 6,974)	6,157	7,210	6,620
Revenue per Dth sold to retail customers	$10.67	$10.69	$8.57
Purchased gas costs per Dth sold to retail customers	$6.37	$6.97	$5.29

Gas Operating Information	IPL			WPL
	2023	2022	2021	2023	2022	2021
Revenues (in millions):
Residential	$176	$202	$146	$140	$169	$111
Commercial	86	101	79	77	96	60
Industrial	11	14	12	5	6	5
Retail subtotal	273	317	237	222	271	176
Transportation/other	27	34	28	18	20	15
Total	$300	$351	$265	$240	$291	$191
Sales (000s Dths):
Residential	13,146	16,250	13,873	12,692	14,859	12,922
Commercial	8,477	10,257	9,065	9,814	10,840	9,451
Industrial	1,505	1,985	1,943	771	830	925
Retail subtotal	23,128	28,492	24,881	23,277	26,529	23,298
Transportation/other	43,232	43,264	40,738	71,945	61,548	58,441
Total	66,360	71,756	65,619	95,222	88,077	81,739
Retail Customers (End of Period)	226,265	226,284	225,517	201,878	199,869	197,347
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	290,922	259,474	269,335	234,796	201,980	221,256
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,699)	5,807	7,222	6,539	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,974)	N/A	N/A	N/A	6,157	7,210	6,620
Revenue per Dth sold to retail customers	$11.80	$11.13	$9.53	$9.54	$10.22	$7.55
Purchased gas cost per Dth sold to retail customers	$7.16	$7.17	$5.96	$5.59	$6.77	$4.58
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

Risks Related to Business Operations
A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of information and telecommunications systems. We face threats from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, vulnerabilities (such as the log4j and MOVEit vulnerabilities), fraud attempts, and phishing attacks. Incidents of ransomware attacks have been increasing in frequency and magnitude. Emerging artificial intelligence technologies may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty detecting threats. Cyber attacks targeting electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. We have relied on a global supply chain for certain components of our operating and technology systems, which may increase our exposure to cyber attacks. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Due to the evolving nature of cyber attacks and cybersecurity, our current safeguards to protect our operating systems and information technology assets may not always be effective. We rely on third parties for software to protect against cyber attacks and we are at risk if such third parties are targets of cyber attacks. Measures taken to avoid, detect, mitigate or recover from cybersecurity breaches or incidents may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or incidents will not impact our business, operations and financial condition. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

In addition, we use information technology systems to collect and retain sensitive information, including personal information about our customers, shareowners and employees. In some cases, we outsource administration of certain functions to vendors that have been or could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including economic conditions, proliferation of customer and third party-owned generation, technological advances that reduce the costs of renewable energy and storage solutions for our customers, government policies, such as the Inflation Reduction Act of 2022 (IRA Act), which incentivize customer and third party-owned generation, loss of service territory or franchises, energy efficiency measures, technological advances that improve energy efficiency, third-party disrupters, loss of wholesale customers, loss of customers that pursue their own renewable projects to achieve specific sustainability goals, and the adverse impact of tariffs on our customers. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities, energy storage facilities, natural gas-fired generating facilities and large-scale additions and upgrades to our electric and gas distribution systems and generating assets. These construction projects are subject to various risks. These risks include: the inability to obtain necessary regulatory approvals and permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor including due to inflation, tariffs, labor issues, or supply shortages; delays caused by construction accidents or injuries; shortages in materials, equipment, or qualified labor; changes to the scope or timing of the projects; general contractors, subcontractors, or equipment not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; the inability to successfully resolve warranty claims; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital or other financing arrangements; and other adverse economic conditions. We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators. For example, WPL has notified the PSCW that its solar generating facility developments have exceeded the approved costs. We may not be able to meet capacity requirements to comply with electric demand planning reserve margins if a construction project is not completed or is delayed. Inability to recover costs, or inability to complete projects or recover costs in a timely manner, could adversely impact our financial condition and results of operations.

Supply chain disruptions could negatively impact our operations and implementation of our strategy - Our operations and strategy depend on the global supply chain to procure the equipment, materials and other resources necessary to provide services in a safe and reliable manner and construct new utility infrastructure. The global supply chain has experienced, and is expected to continue to experience, disruptions due to a multitude of factors, such as geopolitical issues, supplier manufacturing constraints, labor issues, transportation issues, resource availability, long lead times, tariffs, tighter credit markets, inflation, pandemics and weather. These disruptions have impacted, and are expected to continue to impact, our ability to receive critical materials, supplies and services in a timely and economic manner. This could have an adverse impact by increasing costs and delaying the construction, maintenance or repair of items that are needed to support normal operations or are necessary to our construction projects to implement our strategy. Inability to recover higher costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

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

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers, energy storage facilities, or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, members of the public or contractors coming into contact with our infrastructure, public and employee safety, operator error and ruptured oil and chemical tanks. The operation of our natural gas distribution and transportation infrastructure also involves many risks, such as leaks, explosions, mechanical problems, members of the public or contractors coming into contact with our infrastructure, and employee and public safety. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting the ability to transmit electricity within our service territories. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind and solar generating facilities, to the national grid, or to access lower cost sources of electricity.

These risks could cause significant harm to employees, customers and the public, including loss of human life, significant damage to property, adverse impacts on the environment and impairment of our operations, all of which could result in substantial financial losses to us. We are also responsible for compliance with new and changing regulatory standards involving safety, reliability and environmental compliance, including regulations under the Pipeline and Hazardous Materials Safety Administration, the Occupational Health and Safety Administration, the North American Electric Reliability Corporation and the Department of Homeland Security Transportation Security Administration. Failure to meet these regulatory standards could result in substantial fines. Lastly, we have obligations to provide electric and natural gas service to customers under regulatory requirements and contractual commitments. Failure to meet our service obligations, and failure of IPL’s solar generating facilities to achieve a certain level of output, could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, windstorms like the 2020 derecho in Iowa, blizzards, ice storms, extreme hot temperatures, extreme cold temperatures, fires, wildfires, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy and gas or obtain fuel or other critical supplies. In addition, we could incur large costs to repair damage to our generating facilities and electric and gas infrastructure, or costs related to environmental remediation, due to storms or other natural disasters. The restoration costs may not be fully covered by insurance policies and may not be fully recovered in rates, or recovery in rates may be delayed. Storms and natural disasters may impact our customers and the resulting reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates, or rate recovery may be delayed. Any of these items could adversely impact our financial condition and results of operations.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas, coal, financial settlements or collateral to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, labor shortages, employee strikes, transportation issues, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating facilities under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices, need to secure higher cost delivery of natural gas or coal, be forced to curtail the operation of our natural gas-fired or coal-fired generating facilities, be forced to purchase electricity from higher-cost generating resources in the Midcontinent Independent System Operator, Inc. (MISO) energy market and/or be required to purchase replacement capacity to comply with electric demand planning reserve margins. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, increased demand including due to increased liquified natural gas demand from foreign countries, limited global suppliers of natural gas, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. Our utility business also operates wind and solar generating facilities that sell electricity in the MISO energy market. If MISO energy market prices result in unfavorable pricing for wind or solar energy, this may reduce the energy market revenue produced by those facilities and result in higher electricity costs that would need to be recovered from customers. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs and where electric fuel cost recovery may be limited if WPL earns in excess of its authorized return on common equity. Increases in prices and costs due to disruptions that are not recovered in rates fully or not recovered in a timely manner, may adversely impact our financial condition and results of operations.

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

Risks Related to Laws and Regulations
Our utility business is significantly impacted by government legislation, regulation and oversight - Our utility financial condition is influenced by how regulatory authorities, including the IUB, the PSCW and FERC, establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen, laws or rules may limit the ability to file rate adjustments or the period covered by a rate adjustment, regulatory decisions may limit the ability to defer recovery of and a return on prudently incurred costs in between rate reviews, certain rate base items may not receive a full weighted average cost of capital, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

In addition, our operations are subject to extensive regulation primarily by the IUB, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, MISO and the Department of Homeland Security Transportation Security Administration. The impacts on our operations include: our ability to site and construct new energy facilities, such as renewable energy or battery storage projects, and recover associated costs; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; changes to MISO’s resource adequacy process establishing seasonal capacity planning reserve margin and capacity accreditation requirements that may impact how and when new generating facilities such as IPL’s and WPL’s additional solar generation may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s seasonal resource adequacy process, or procure capacity whereby such costs might not be recovered in rates; the impact of the lack of availability of existing and new generating facilities has on our accredited capacity for such facilities pursuant to MISO’s seasonal resource adequacy process; IPL’s ability to achieve certain aggregate summer capacity factors under the consumer protection plan for its up to 400 MW of solar generation projects; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements for our renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects, or to record an impairment of our assets, or may cause a delay in construction of such projects such that we are not able to meet new demand growth, and may have a material adverse impact on our financial condition and results of operations. Our regulators or legislatures could change regulations or laws to permit third parties to provide renewable energy directly to our customers without being treated as a utility, potentially causing a competitive disadvantage for us. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal and containment, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty and could be changed by the current or future Presidential or Gubernatorial Administrations. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in or new development of environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. Our future plans and existing operations may be impacted by changing expectations, including heightened emphasis on environmental and social justice concerns related to supporting an equitable transition to cleaner energy and a low-carbon economy. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gas (GHG) emissions could negatively impact us - We have established GHG reduction goals and continue to review our strategy and our role in supporting the transition to a low-carbon economy. However, the ability to achieve our GHG reduction goals and implement our strategy is subject to uncertainties as to how climate change concerns will ultimately impact us and various factors that may be out of our control. These uncertainties include transition risks related to laws and regulations, technology and business operations, or economic and market conditions. In addition, there are physical risks associated with adapting to changing climate conditions and extreme weather events. Further, assessment of the science to evaluate and limit global temperature rise continues to evolve. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits GHGs. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce GHG emissions on a voluntary-basis, including faster adoption of lower GHG emitting technologies and management of excess renewable energy credits. The pace and feasibility to fully achieve decarbonization is also contingent on the future development and full-scale deployment of emerging energy technologies and supporting infrastructure, as well as electrification of other economic sectors. We may not be able to recover all costs for projects to reduce GHG emissions in rates if regulators determine that the pace of GHG emissions efforts or new technologies are not prudent. The extent of the EPA’s proposed rules to regulate GHG emissions at fossil-fuel fired electric generating units and specific impacts, including state plans to implement the emissions reductions, remains uncertain. There could also be changes by the current or future Presidential or Gubernatorial Administrations. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Potential future requirements to reduce GHGs from the energy and manufacturing sectors could affect our operations in various ways. Regulation or legislation mandating GHG emissions reductions or other clean energy standards affecting utility companies could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with transition to a lower-carbon economy that may extend to our supply chain and natural gas operations. Regulation of oil and gas production could affect our upstream supply of natural gas for electricity generation and to provide directly to our residential and business customers from our local distribution company. This could result in rapid increased demand for alternative non-fossil energy sources and economy-wide electrification. Changes to regional and local climate trends such as the frequency, seasonality, and severity of weather conditions could directly and indirectly impact our company. Acute and chronic physical risks could disrupt our operations or affect our property. Furthermore, it could affect the timing of peak demand and overall energy consumption of our customers. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations, which could have a material adverse impact on our financial condition and results of operations.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have reduced taxable income, which in turn has generated large tax credit carryforwards. We plan to utilize all of these tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. The IRA Act allows for the sale or transfer of eligible renewable tax credits to other taxpayers. We plan to sell a substantial amount of our eligible renewable tax credits. The inability to sell renewable tax credits at reasonable terms, or if renewable tax credits that we generate or sell are determined to not be eligible or eligible at a different rate, could materially impact our tax credit carryforward position or result in liability to purchasers of the tax credits. Repeal or amendment of the IRA Act, or portions of the IRA Act, could have an adverse impact on our financial condition and results of operations. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the federal or state tax rates are increased, we may experience adverse impacts to our financial condition and results of operations until those rates are reflected in our regulatory filings.

Our utility business currently operates wind and solar generating facilities, which generate production tax credits that are eligible to be used to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our qualifying generating facilities and sold to an unrelated buyer, and the applicable tax credit rate. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of energy resulting in unfavorable pricing for wind or solar energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind or solar facilities resulting in a material adverse impact on our financial condition and results of operations.

Our utility business is developing battery storage facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the tax capitalized costs of the qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the qualifying costs or whether the facility qualifies for higher levels of investment tax credits, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations.

The IRA Act introduced new labor requirements that are required to qualify for the full value of renewable tax credits. Failure to meet these requirements on renewable projects that began construction after January 28, 2023 could result in a significant reduction in the amount of renewable tax credits, which could adversely impact our financial condition and results of operations.

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a workforce that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. We have seen and anticipate a steady pace of retirements due to our aging workforce. The labor market for our employees is very competitive, increasing the likelihood that we may lose critical employees or have difficulty hiring qualified employees for critical roles and not have enough time to adequately train employees to prepare for upcoming retirements. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. The competitive employment market also increases the amounts we pay our employees in critical positions. We are also subject to collective bargaining agreements covering approximately 1,800 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

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

We are subject to risks related to inflation - We have recently experienced a significant increase in inflation. The impact of supply chain disruptions and other factors continue to create uncertainty in near-term economic conditions, including whether inflation will continue and at what rate. Increases in inflation raise our costs for labor, materials and services. Inflation may also cause interest rates to increase, increasing our cost of capital. Failure to timely recover these increased costs in rates may adversely impact our financial condition and results of operations. Further, increased costs due to inflation will directly and indirectly increase customer costs, which may decrease demand for energy or impact our customers’ ability to pay their bills, which could adversely impact our financial condition and results of operations.

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

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategy is dependent upon our ability to access the capital markets. We have forecasted capital expenditures of approximately $9 billion over the next four years. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our businesses. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Increases in interest rates will cause the cost of capital to increase and may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in an industry that requires the continuous use and operation of information and telecommunications systems. In addition, we use information technology systems to collect and retain sensitive information, including confidential and proprietary information about our businesses, and personal information about our customers, shareowners and employees.

Cybersecurity risks are identified through the enterprise risk management (ERM) program as key risks we face. These risks could include use of malicious code, employee theft or misuse, advanced persistent threats, vulnerabilities, fraud attempts, and phishing attacks that could cause, among others, an information technology system failure, or breach or loss of sensitive information. The potential impact of cybersecurity risks on our business operations, results of operations or financial condition is discussed in the “Risks Related to Business Operations” section of Item 1A “Risk Factors.” We have not had any material cybersecurity breaches or incidents and have not incurred any material expenses, penalties or settlement costs related to any cybersecurity breaches or incidents. However, measures that we take to avoid, detect, mitigate or recover from cybersecurity breaches or incidents may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or incidents will not impact our business operations and strategy, results of operations and financial condition.

We maintain a cybersecurity program that includes development and implementation of policies, procedures and tools designed to help ensure availability of critical information technology and telecommunication systems and safeguard sensitive information. The cybersecurity program is assessed against industry standards, including the Center for Internet Security critical security controls. This assessment is conducted by a third party periodically and internally at least annually. We are also required to comply with cybersecurity standards under the North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection and by the Department of Homeland Security Transportation Security Administration. We also periodically collaborate with law enforcement experts, external assessors, consultants, industry peers and other third parties in connection with understanding market and threat conditions used to identify, assess and mitigate cybersecurity risks.

The cybersecurity program includes:
•a dedicated cybersecurity team;
•information technology and telecommunication systems implemented with segmentation and multiple levels of access controls;
•a security operations center that continuously monitors information technology and telecommunications systems;
•an incident response team composed of individuals from the information technology, operations, accounting, finance, legal, and communications departments, as needed, which is activated to respond to cybersecurity incidents;
•periodic drills and exercises to address risks and prepare for extraordinary scenarios, including industry collaboration on incident preparation, such as GridEx drills hosted by NERC, participation in a full activation drill at least annually, and several tabletop drills during the year;
•periodic drills with the full executive team, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Accounting Officer (CAO), Chief Information Officer (CIO) and General Counsel;
•periodic information security awareness training and phishing simulations for employees and contractors who access our networks;
•periodic security assessments of evolving risks and threats that lead to strengthening of cybersecurity measures;
•implementation of automation solutions to strengthen detection and response capabilities; and
•maintenance of cyber liability insurance.

We also address cybersecurity risks associated with third-party service providers, including those in our supply chain or who have access to our customer and employee data or our information technology systems. Third-party risks are included in the ERM program and the cybersecurity program. Diligence is performed on third parties that have access to information technology systems, data or facilities that house such systems or data. High-risk vendors are identified and continually monitored for cybersecurity threat risks. Additionally, third parties that have access to information technology systems, data or facilities that house such systems or data, agree by contract to manage their cybersecurity risks, provide notification in the event of a cybersecurity incident, and be subject to cybersecurity audits.

Our cybersecurity program is overseen by our Senior Vice President and CIO, who has nearly two decades of experience in information technology, having previously held CIO roles with other organizations, as well as experience in the utility sector. The CIO oversees a team dedicated to the support of cybersecurity tools and the overall cybersecurity program. The CIO reports to the Executive Vice President and CFO. The CIO provides periodic briefs regarding prevention, detection, mitigation and remediation of cybersecurity incidents, as well as risks, threats and the threat landscape to the Board and executive management, including the CEO, CFO and CAO. These briefs are used to help continuously improve our cybersecurity program and to inform risk assessments as part of the ERM program.

The full Board of Directors is responsible for oversight of our key cybersecurity risks. The Board retains direct oversight of cybersecurity matters to best utilize the experiences and expertise of all Board members. Management, including the CIO, provides reports approximately quarterly to the Board regarding risks, threats, the threat landscape, assessments of and improvements to the cybersecurity program and internal response preparedness.

ITEM 2. PROPERTIES

Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2023, IPL’s and WPL’s facilities by primary fuel type were as follows:

IPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	656
Emery Generating Station (Units 1-3); Mason City, IA	2004	533
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	162
Burlington Generating Station (Unit 1); Burlington, IA	1968	160
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	114
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	36
Total Gas		1,661
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200
English Farms (69 Units); Poweshiek Co., IA	2019	172
Richland (53 Units); Sac Co., IA	2020	131
Franklin County (60 Units); Franklin Co., IA	2012	99
Total Wind		1,302
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	348
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	166
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	143
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	36
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	30
Total Coal		723
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	71
Total Oil		71
Dubuque Solar Facility; Dubuque, IA	2017	5
Marshalltown Solar Facility; Marshalltown, IA	2020	3
Total Solar		8
Battery Storage; various locations in IA	2019-2023	9
Total Battery Storage		9
Total capacity		3,774

WPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	530
West Riverside Energy Center (Units 1-3); Beloit, WI (f)	2020	508
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	299
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (g)	1994	164
Total Gas		1,501
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201
Kossuth (56 Units); Kossuth Co., IA	2020	152
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (h)	2008	59
Total Wind		480
Columbia Energy Center (Units 1-2); Portage, WI (i)	1975-1978	606
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	406
Total Coal		1,012
Wood County Solar Facility, Wood Co., WI	2022	150
Onion River Solar Facility, Sheboygan Co., WI	2023	150
Springfield Solar Facility, Dodge Co., WI	2023	100
Wautoma Solar Facility, Waushara Co., WI	2023	99
Crawfish River Solar Facility, Jefferson Co., WI	2023	75
Paddock Solar Facility, Rock Co., WI	2023	65
Bear Creek Solar Facility, Richland Co., WI	2022	50
North Rock Solar Facility, Rock Co., WI	2022	50
Albany Solar Facility, Green Co., WI	2023	50
Beaver Dam Solar Facility, Dodge Co., WI	2023	50
Cassville Solar Facility, Grant Co., WI	2023	50
West Riverside Solar Facility, Beloit, WI (f)	2021	3
Customer- and Community-hosted Solar; various locations in WI	2021-2022	4
Total Solar		896
Prairie du Sac Hydro Plant (8 Units); Prairie due Sac, WI	1914-1940	17
Kilbourn Hydro Plant (4 Units); Wisconsin Dells, WI	1926-1939	7
Total Hydro		24
Battery Storage; various locations in WI	2022-2023	9
Total Battery Storage		9
Total capacity		3,922

(a)Based on the summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2023 through May 2024, except for wind facilities, solar facilities and battery storage, which are based on nameplate capacity.
(b)Represents IPL’s 48% ownership interest, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest, which is operated by MidAmerican Energy Company.
(e)Represents IPL’s 4% ownership interest, which is operated by MidAmerican Energy Company.
(f)Represents WPL’s 73.8% ownership interest, which is operated by WPL.
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

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2023 consisted primarily of computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2023 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2023 through May 2024 for the Sheboygan Falls Energy Facility was 297 MW.

Travero - Includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; wind turbine blade recycling services; and a rail-served warehouse in Iowa.

Development-ready Sites - includes various rail-served and ready-to-build manufacturing and industrial sites throughout Iowa and Wisconsin, with access to various airports, interstate freeways and Alliant Energy’s electric services.

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

Name	Age as of Filing Date	Registrant	Positions
John O. Larsen	60	Alliant Energy	Mr. Larsen has served as a director since February 2019, and as Executive Chairman and Chairman of the Board since January 2024. He previously served as Chair of the Board and Chief Executive Officer (CEO) since February 2023, as Chair of the Board, President and CEO from July 2019 to February 2023, and as President and Chief Operating Officer (COO) from January 2019 to July 2019.
		IPL and WPL	Mr. Larsen has served as a director since February 2019, and as Executive Chairman and Chairman of the Board since January 2024. He previously served as Chair of the Board since July 2019, and as CEO from January 2019 to February 2023.
Lisa M. Barton	58	Alliant Energy	Ms. Barton has served as President and CEO and as a director since January 2024. She previously served as President and COO since February 2023, as Executive Vice President (VP) and COO of American Electric Power Company, Inc. (AEP) from January 2021 to November 2022, as Executive VP - Utilities of AEP from January 2020 to December 2020, and as Executive VP - Transmission of AEP from 2011 to 2019.
		IPL and WPL	Ms. Barton has served as CEO since February 2023, and as a director since January 2024.

Name	Age as of Filing Date	Registrant	Positions
Robert J. Durian	53	Alliant Energy, IPL and WPL	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019; and as Senior VP, CFO and Treasurer from January 2018 to February 2019.
David A. de Leon	61	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019.
		WPL	Mr. de Leon has served as President since January 2019.
Terry L. Kouba	65	Alliant Energy and WPL	Mr. Kouba has served as Senior VP since January 2019. Mr. Kouba plans to retire effective May 1, 2024.
		IPL	Mr. Kouba has served as President since January 2019.
Mayuri N. Farlinger	41	Alliant Energy and WPL	Ms. Farlinger has served as Vice President since January 2022. She previously served as Director of Operations from January 2020 to December 2021, as Director of Revenue Management from February 2019 to January 2020, and as Manager - Customer Support Center, Billing Integrity from May 2018 to February 2019.
		IPL	Ms. Farlinger has served as Vice President since January 2022. She was selected to become President of IPL effective May 1, 2024.
Raja Sundararajan	49	Alliant Energy, IPL and WPL	Mr. Sundararajan has served as Executive VP since June 2023. He previously served as Executive VP - External Affairs of AEP since July 2022, as Senior VP - Regulatory and Customer Solutions of AEP from July 2021 to July 2022, and as President and COO of AEP Ohio from January 2019 to July 2021.
Benjamin M. Bilitz	48	Alliant Energy, IPL and WPL	Mr. Bilitz has served as Chief Accounting Officer and Controller since December 2016.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2023 was $51.30.

Shareowners - At December 31, 2023, there were 20,547 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2023, Alliant Energy announced an increase in its targeted 2024 annual common stock dividend to $1.92 per share, which is equivalent to a quarterly rate of $0.48 per share, beginning with the February 2024 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2023 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	5,338	$49.75	—	N/A
November 1 to November 30	3,685	49.32	—	N/A
December 1 to December 31	25	51.16	—	N/A
	9,048	49.58	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2023 compared to 2022. Refer to MDA in the combined 2022 Form 10-K for details on certain financial information for 2022 compared to 2021.

OVERVIEW

Mission, Purpose and Strategy
Alliant Energy’s mission is to deliver affordable energy solutions and exceptional service that its customers and the communities it serves count on - affordably, safely, reliably, and sustainably. This mission aligns with Alliant Energy’s purpose - to serve customers and build stronger communities - which guides it through the ever-changing dynamics of the economy and the energy industry. Alliant Energy takes its responsibility as a corporate citizen seriously and remains a careful steward of the environment and supports the communities in its service territories. Alliant Energy’s mission and purpose are supported by a strategy focused on meeting the evolving expectations of customers while providing an attractive return for investors, and pursuing emerging technologies and safe, sustainable methods of energy production. This strategy includes the following key elements:

Providing affordable energy solutions for customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.

Key Highlights -
•Alliant Energy’s Clean Energy Blueprint, also known as the roadmap for its transition to cleaner energy, continues to add clean energy resources in Iowa and Wisconsin. As a result, Alliant Energy directly reinvests in the communities it serves through the addition of skilled jobs, economic development and increased tax revenue. In Wisconsin, WPL completed 639 MW of solar generation in 2023, adding to the 250 MW of solar generation placed in service in 2022, and expects to add another 200 MW of solar generation in 2024, resulting in approximately 1,100 MW of solar generation resources in aggregate. In Iowa, IPL expects to complete 400 MW of solar generation by the end of 2024. Completion of these projects is expected to result in approximately 1,500 MW of additional zero-fuel cost solar generation resources for Alliant Energy in aggregate by the end of 2024. The execution of Alliant Energy’s strategy is expected to result in cost benefits for its utility customers by continuing to add renewable energy projects that generate fuel cost benefits and renewable tax credits that are provided to its electric customers.
•Alliant Energy, IPL and WPL currently expect to utilize various provisions of the Inflation Reduction Act of 2022 to enhance tax benefits expected from wind, solar and battery storage projects in Iowa and Wisconsin, including transferring certain future tax credits from such projects to other corporate taxpayers. The Inflation Reduction Act of 2022 is expected to result in more cost benefits for IPL’s and WPL’s customers, higher rate base amounts, and improvements in long-term cash flows over the life of the solar, battery storage and wind repowering projects. Refer to Note 1(c) for discussion of $98 million of proceeds from renewable tax credits transferred to other corporate taxpayers in 2023.
•Reductions in Iowa corporate income tax rates resulting from tax reform enacted in 2022 are expected to provide cost benefits to IPL’s electric and gas customers in the future.
•IPL maintaining flat base rates for its retail electric and gas customers in 2021, 2022 and 2023.
•Significant fuel cost reductions achieved in 2021, 2022 and 2023 as a result of shortening the term of IPL’s DAEC PPA by 5 years, and beginning in 2023 with the May 2023 retirement of Lansing.
•Issuance of new long-term debt at historically low interest rates for IPL ($300 million of 3.1% senior debentures due 2051) and WPL ($300 million of 1.95% green bonds due 2031) in 2021 and WPL ($600 million of 3.95% green bonds due 2032) in 2022.
•In 2023, the U.S. Department of Energy Office of Clean Energy selected the Columbia Energy Storage Project, a first of its kind in the U.S., 20 MW CO2-based long-duration energy storage system at the retiring coal-fired Columbia site, for award negotiations to receive up to $30 million in grant funding. Alliant Energy, with support from various project partners, currently expects to submit project plans to the PSCW in 2024 after award negotiations with the DOE are finished. Any grant proceeds would reduce the cost of the project for WPL’s customers.
•Levelized cost recovery mechanism for the remaining net book value of Edgewater Unit 5, which helps reduce customer costs.

Making customer-focused investments - Alliant Energy’s strategic priorities include making significant customer-focused investments toward cleaner and more reliable, resilient, and sustainable customer energy solutions. Alliant Energy’s strategy drives a capital allocation process focused on: 1) transitioning its generation portfolio to meet the growing interest of customers for reliable and sustainable sources of energy, 2) upgrading its electric and gas distribution systems to strengthen safety, reliability and resiliency, as well as enable distributed energy solutions in its service territories, and 3) enhancing its customers’ and employees’ experience with evolving technology and greater flexibility.

Key Highlights (refer to “Customer Investments” for details) -
•Development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022-2024, approximately 275 MW of battery storage at WPL with in-service dates in 2024 and 2025, and approximately 400 MW of solar generation at IPL with in-service dates in 2024. In addition, IPL and WPL continue to evaluate additional opportunities to add more renewable generation, including repowering of existing wind farms and additional solar generation and distributed energy resources, including community solar and small-scale energy storage systems.
•Plans to construct and/or acquire additional renewable, battery and natural gas resources to meet the requirements of MISO’s seasonal resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements effective with the 2023/2024 MISO Planning Year.
•Requested PSCW approval to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs. A decision from the PSCW is currently expected by the second quarter of 2024.
•Improving reliability and resiliency with more underground electric distribution, and enabling distributed energy solutions with higher capacity lines. Currently, approximately 27% of Alliant Energy’s electric distribution system is underground.
•Alliant Energy continues to partner with its commercial and industrial customers to help develop renewable solutions to enhance their sustainability initiatives, including various customer- and community-hosted solar facilities in Iowa and Wisconsin. Four such facilities were completed in Wisconsin in 2021 and 2022, and several more are currently planned to be completed in 2024 in Iowa and Wisconsin.
•Installing fiber optic routes between Alliant Energy’s facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network focused on less densely populated rural areas.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development.

Key Highlights -
•Alliant’s Energy was named a Top Utility in Economic Development by Site Selection Magazine for the fifth year in a row, and was named a Top Utility by Business Facilities Magazine for the fourth year in a row.
•Alliant Energy has various development-ready sites throughout Iowa and Wisconsin, including the 1,300-acre Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the 465-acre Prairie View Industrial Center Super Park in Ames, Iowa, which are rail-served, ready-to-build manufacturing and industrial sites in close proximity to the regional airport, interstate freeways and IPL’s electric services. The Big Cedar Industrial Center Mega-site also accesses Travero’s rail-served warehouse in Iowa. In addition, the Beaver Dam Commerce Park is a 520-acre ready-to-build manufacturing and industrial site in Beaver Dam, Wisconsin, with access to commercial and freight airports, interstate freeways and WPL’s electric services.

RESULTS OF OPERATIONS

Financial Results Overview - The table below includes EPS for Utilities and Corporate Services, ATC Holdings, and Non-utility and Parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of segment performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2023		2022
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$724	$2.86	$690	$2.74
ATC Holdings	35	0.14	29	0.12
Non-utility and Parent	(56)	(0.22)	(33)	(0.13)
Alliant Energy Consolidated	$703	$2.78	$686	$2.73

Alliant Energy’s Utilities and Corporate Services net income increased by $34 million in 2023 compared to 2022. The increase was primarily due to higher revenue requirements and AFUDC from capital investments and lower other operation and maintenance expenses at IPL and WPL. These items were partially offset by higher interest expense, lower retail electric and gas sales primarily due to temperature impacts, and higher depreciation expense.

Alliant Energy’s Non-utility and Parent net income decreased by $23 million in 2023 compared to 2022, primarily due to higher interest expense.

Net Income Variances - The following items contributed to increased (decreased) net income for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	($76)	($98)	$22
Changes in gas utility (Refer to details below)	(102)	(51)	(51)
Changes in other utility	3	3	—
Changes in non-utility	(3)	—	—
Changes in total revenues	(178)	(146)	(29)
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	94	101	(8)
Changes in electric transmission service (Refer to details below)	(10)	(13)	3
Changes in cost of gas sold (Refer to details below)	90	40	49
Changes in other operation and maintenance (Refer to details below)	29	16	7
Changes in depreciation and amortization (Refer to Note 2 for discussion of reductions to WPL’s depreciation and amortization expense, which was partially offset by WPL’s solar generation placed in service in 2022)	(5)	(7)	3
Changes in taxes other than income taxes	(5)	—	(5)
Changes in total operating expenses	193	137	49
Changes in operating income	15	(9)	20
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2023 and 2022, and higher interest rates)	(69)	(7)	(28)
Changes in equity income from unconsolidated investments, net (Refer to Note 6 for details)	10	—	—
Changes in AFUDC (Higher primarily due to higher levels of CWIP balances related to solar generation and battery storage)	40	10	30
Changes in Other (Refer to Note 13(a) for details of IPL’s qualified pension plan settlement losses in 2022)	3	4	2
Changes in total other income and deductions	(16)	7	4
Changes in income before income taxes	(1)	(2)	24
Changes in income taxes (Refer to Note 12 for details)	18	8	6
Changes in net income	$17	$6	$30

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2023	2022	2023	2022	2023	2022	2023	2022
Alliant Energy
Retail	$3,008	$3,019	24,940	25,409	$495	$588	46,405	55,021
Sales for resale:
Wholesale	213	233	2,859	2,866	N/A	N/A	N/A	N/A
Bulk power and other	71	111	4,730	3,734	N/A	N/A	N/A	N/A
Transportation/Other	53	58	58	62	45	54	115,177	104,812
	$3,345	$3,421	32,587	32,071	$540	$642	161,582	159,833
IPL
Retail	$1,661	$1,747	13,909	14,270	$273	$317	23,128	28,492
Sales for resale:
Wholesale	62	64	766	771	N/A	N/A	N/A	N/A
Bulk power and other	11	13	1,465	1,401	N/A	N/A	N/A	N/A
Transportation/Other	27	35	32	33	27	34	43,232	43,264
	$1,761	$1,859	16,172	16,475	$300	$351	66,360	71,756
WPL
Retail	$1,347	$1,272	11,031	11,139	$222	$271	23,277	26,529
Sales for resale:
Wholesale	151	169	2,093	2,095	N/A	N/A	N/A	N/A
Bulk power and other	60	98	3,265	2,333	N/A	N/A	N/A	N/A
Transportation/Other	26	23	26	29	18	20	71,945	61,548
	$1,584	$1,562	16,415	15,596	$240	$291	95,222	88,077

Sales Trends and Temperatures - Alliant Energy’s retail electric and gas sales volumes decreased 2% and 16%, respectively, in 2023 compared to 2022, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures were as follows (in millions):

	Electric			Gas
	2023	2022	Change	2023	2022	Change
IPL	($1)	$16	($17)	($8)	$5	($13)
WPL	(5)	10	(15)	(6)	2	(8)
Total Alliant Energy	($6)	$26	($32)	($14)	$7	($21)

Electric Sales for Resale - Bulk Power and Other - Bulk power and other volume changes were due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other revenues were largely offset by changes in fuel-related costs, and therefore did not have a significant impact on operating income.

Gas Transportation/Other - Gas transportation/other sales volume changes were largely due to changes in the gas volumes supplied to Alliant Energy’s natural gas-fired EGUs caused by the availability and dispatch of such EGUs.

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
(Lower) higher revenues due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below)	($62)	($96)	$34
Lower sales for resale bulk power and other revenues (a)	(40)	(2)	(38)
Lower wholesale revenues primarily due to lower fuel-related costs	(20)	(2)	(18)
Estimated changes in sales volumes caused by temperatures	(32)	(17)	(15)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses) (Refer to Note 2)	49	—	49
Higher revenues at IPL related to changes in the electric transmission service cost rider (mostly offset in electric transmission service expense) (Refer to Electric Transmission Service Expense Variances below)	19	19	—
Higher revenues at IPL related to changes in the renewable energy rider (mostly offset by changes in income taxes)	13	13	—
Changes in WPL electric fuel-related costs, net of recoveries (b)	12	—	12
Other	(15)	(13)	(2)
	($76)	($98)	$22

(a)Alliant Energy’s sales for resale bulk power and other revenues decreased primarily due to lower prices for electricity sold by IPL and WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.
(b)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately $6 million and ($6) million in 2023 and 2022, respectively. Refer to Note 2 for discussion of deferred fuel-related costs that were outside the approved fuel monitoring range in 2023, 2022 and 2021.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Lower revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	($91)	($42)	($49)
Estimated changes in sales volumes caused by temperatures	(21)	(13)	(8)
Higher revenue requirements at WPL (a)	8	—	8
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense) (Refer to Note 1(g))	5	5	—
Other	(3)	(1)	(2)
	($102)	($51)	($51)

(a)In December 2022, the PSCW issued an order authorizing an annual base rate increase of $9 million for WPL’s retail gas customers, covering the 2023 forward-looking Test Period, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Lower electric production fuel costs (a)	$99	$52	$47
Lower purchased power expense (b)	152	7	145
Changes in regulatory recovery of retail electric fuel-related costs (Refer to Notes 1(g) and 2)	(109)	42	(151)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue) (Refer to Note 2)	(49)	—	(49)
Other	1	—	—
	$94	$101	($8)

(a)Electric production fuel costs decreased primarily due to lower natural gas prices in 2023 compared to 2022 and lower coal volumes utilized due to IPL’s retirement of Lansing in May 2023, partially offset by higher natural gas volumes due to higher dispatch of IPL’s and WPL’s natural gas-fired EGUs in 2023.
(b)Purchased power expense decreased primarily due to lower prices for electricity purchased by IPL and WPL from MISO wholesale energy markets, and decreased volumes of electricity purchased due to lower retail and wholesale electric sales and less reliance on wholesale energy market purchases due to higher dispatch of IPL’s and WPL’s natural gas-fired EGUs.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates (Refer to Note 1(g))	($12)	($15)	$3
Other	2	2	—
	($10)	($13)	$3

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Lower natural gas prices and lower retail gas volumes primarily due to changes in temperatures	$77	$24	$53
Changes in the regulatory recovery of gas costs (Refer to Note 1(g))	14	18	(4)
Other	(1)	(2)	—
	$90	$40	$49

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Lower incentive compensation expense	$7	$4	$3
Non-utility Travero (mostly offset by lower non-utility revenues)	4	—	—
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	(5)	(5)	—
Lower (higher) generation and energy delivery expenses	(1)	5	(6)
Other (includes lower costs due to cost controls and operational efficiencies)	24	12	10
	$29	$16	$7

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $25 million of common stock in 2024 through its Shareowner Direct Plan. IPL, WPL and AEF currently expect to issue up to $700 million, $300 million and $700 million of long-term debt, respectively, in 2024. IPL and AEF have $500 million and $300 million of long-term debt, respectively, maturing in 2024.
•Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2024 annual common stock dividend to $1.92 per share, which is equivalent to a quarterly rate of $0.48 per share, beginning with the February 2024 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Cash Flows From Operating Activities - Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from the transfer of future renewable tax credits to other corporate taxpayers pursuant to the Inflation Reduction Act of 2022. In addition, Alliant Energy and WPL currently expect an increase in future cash flows from operating activities resulting from higher earnings on increasing rate base at WPL.
•IPL’s Electric Sales Trends - In July 2025, IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative will expire. Sales to Southern Minnesota Energy Cooperative represented approximately 5% of IPL's total electric sales in 2023.
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect an increase in earnings in 2024 compared to 2023 due to impacts from increasing revenue requirements related to investments in the utility business.
•Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2024 compared to 2023 due to capital projects placed in service in 2023 and 2024 and lower amortization of WPL’s West Riverside liquidated damages. Refer to Note 2 for discussion of WPL’s West Riverside liquidated damages.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2024 compared to 2023 due to financings completed in 2023 and planned in 2024 as discussed above.

•AFUDC - Alliant Energy and WPL currently expect a decrease and IPL currently expects an increase in AFUDC in 2024 compared to 2023 largely due to changes in CWIP balances related to construction activity on capital projects.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward cleaner energy and more reliable, resilient and sustainable customer solutions. These priorities include:

Clean Energy Blueprint
Alliant Energy has developed a Clean Energy Blueprint, or the roadmap for its transition to cleaner energy, as a guide to meet customer demand for affordable, safe, reliable and sustainable energy in Iowa and Wisconsin. This strategy includes the development and acquisition of additional renewable energy, including approximately 1,100 MW of solar generation at WPL with in-service dates in 2022-2024, approximately 275 MW of battery storage at WPL with in-service dates in 2024 and 2025, and approximately 400 MW of solar generation at IPL with in-service dates in 2024. In order to support reliable and sustainable energy and meet MISO’s seasonal resource adequacy requirements, Alliant Energy, IPL and WPL continue to evaluate additional opportunities for renewables and battery storage projects, dispatchable gas generation projects, and distributed energy resources, as well as repowering existing wind farms. Estimated capital expenditures for these planned projects for 2024 through 2027 are included in the “Renewables and battery storage projects” line in the construction and acquisition table in “Liquidity and Capital Resources.”

WPL’s Generation Projects - In 2021 and 2022, WPL received orders from the PSCW for its first and second solar CAs authorizing WPL to acquire, construct, own, and/or operate 675 MW and 414 MW, respectively, of new solar generation in various Wisconsin counties. In 2022 and 2023, 250 MW and 639 MW of solar projects were placed in service, respectively, and a 200 MW solar project is expected to be placed in service in 2024. The 1,089 MW of new solar generation is expected to help replace energy and capacity being eliminated with the planned retirements of the coal-fired Edgewater Generating Station (414 MW) by June 1, 2025, and Columbia Units 1 and 2 (595 MW in aggregate) by June 1, 2026, which are the last coal-fired EGUs at WPL.

In June 2023, WPL filed requests with the PSCW for approval to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs. A decision from the PSCW is currently expected by the second quarter of 2024.

In August 2023, WPL received an order from the PSCW authorizing WPL to construct, own and operate 175 MW of battery storage, with 100 MW and 75 MW at the Grant County and Wood County solar projects, respectively, which are currently expected to be placed in service in 2024.

In December 2023, WPL received an order from the PSCW authorizing WPL to construct, own and operate approximately 99 MW of battery storage at the Edgewater Generating Station, which is currently expected to be placed in service in 2025.

IPL’s Generation Projects - In October 2023, the IUB issued an order approving a modified non-unanimous settlement agreement with the Iowa Office of Consumer Advocate among other stakeholders, for advance rate-making principles for up to 400 MW of solar generation, subject to a cost target of $1,650/kilowatt, including AFUDC and transmission upgrade costs among other costs, and a related return on common equity of no less than 10.25% with the opportunity to request a higher return on common equity in future IPL retail electric rate review filings. Any reasonable and prudent costs incurred in excess of the cost target are eligible for recovery at the return on common equity determined in IPL retail electric rate review filings. The IUB’s order also included a consumer protection plan, which monitors IPL’s achievement of certain aggregate summer capacity factors for the up to 400 MW of solar generation projects during June, July and August each calendar year over 30 years. Actual three-year rolling average summer capacity factors will be compared to target capacity factors, which may result in surpluses or deficits that would be offset against one another and contribute to an accumulated balance in a given calendar year. Surpluses or deficits will be capped at $3 million in aggregate per year. At the end of the program, any accumulated deficit balance would be addressed in IPL’s next rate review, and any accumulated surplus balance would not result in any return to IPL. In November 2023, IPL accepted these advance rate-making principles.

In 2023, the IUB issued GCU Certificates granting IPL approval to construct, own and operate up to 150 MW of solar generation at the Wever project in Lee County, Iowa and up to 50 MW of solar generation at the Creston project in Union County, Iowa. These solar projects are included in the IUB’s October 2023 order approving advance rate-making principles for up to 400 MW of solar generation. The IUB also issued GCU Certificates granting IPL approval to construct, own and operate up to 100 MW of battery storage (75 MW at the Wever project and 25 MW at the Creston project), which was not included in the IUB’s October 2023 order approving advance rate-making principles, and is subject to future regulatory approval.

The 400 MW of new solar generation would help replace a portion of the energy and capacity eliminated with the May 2023 retirement of the coal-fired Lansing Generating Station (275 MW) and the reduction of energy and capacity resulting from the December 2021 fuel switch of the Burlington Generating Station (212 MW) from coal to natural gas. In addition, IPL’s plans include additional renewables and distributed energy resources, including community solar and small-scale energy storage systems, and repowering existing wind farms, to add energy and capacity.

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
WEC Energy Group, Inc. (WEC)
100 MW were acquired by WEC in June 2023 pursuant to PSCW and FERC approval; additionally, WEC exercised its second and final option to purchase an additional 100 MW, subject to PSCW and FERC approval (a)

Madison Gas and Electric Company (MGE)	25 MW were acquired by MGE in March 2023 pursuant to PSCW and FERC approval; additionally, MGE exercised its second and final option to purchase an additional 25 MW, subject to PSCW and FERC approval
Electric cooperatives	Approximately 60 MW were acquired January 2018

(a)Upon WEC’s exercise of its options, WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that WEC places in service prior to May 2030.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs in the next several years. IPL retired the coal-fired Lansing Generating Station (275 MW) in May 2023, and currently expects to fuel switch or retire Prairie Creek Units 1 and 3 (65 MW in aggregate) by December 31, 2025. WPL currently expects to retire the coal-fired Edgewater Generating Station (414 MW) by June 1, 2025, and Columbia Units 1 and 2 (595 MW in aggregate) by June 1, 2026. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on these EGUs.

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

Alliant Energy’s current voluntary environmental-related goals and achievements include the following:

•Exceeded its 2020 targets by reducing air emissions for sulfur dioxide by over 90%, nitrogen oxides by over 80% and mercury by over 90% from 2005 levels.
•By 2030, reduce GHG emissions from its utility operations by 50% from 2005 levels, reduce its electric utility water supply by 75% from 2005 levels and electrify 100% of its owned light-duty fleet vehicles.
•By 2040, eliminate all coal-fired EGUs from its generating fleet and reduce GHG emissions from its utility operations by 80% from 2005 levels.
•By 2050, aspire to achieve net-zero GHG emissions from its utility operations.

Alliant Energy’s aspirational GHG goal includes EPA reportable emissions based on applicable regulatory compliance requirements for CO2, methane and nitrous oxide from its owned fossil-fueled EGUs and distribution of natural gas. In addition, Alliant Energy’s environmental stewardship efforts include a goal to partner to plant more than 1 million trees by the end of 2030. Future updates to sustainable energy plans and attaining these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories.

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving reliability and resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2024 through 2027 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Fiber Optic Telecommunication Network - Alliant Energy is currently installing fiber optic routes between its facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network focused on less densely populated rural areas.

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

Technology - Alliant Energy, IPL and WPL currently plan to make investments in technology to enhance productivity and efficiency through automation, customer self-service and telework. Estimated capital expenditures for expected and current technology projects for 2024 through 2027 are included in the “Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

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

WPL’s Retail Electric and Gas Rate Reviews (2024/2025 Forward-looking Test Period) - In December 2023, the PSCW issued an order authorizing annual base rate increases of $49 million and $13 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2024, for the 2024 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $60 million increase in annual rates for its retail electric customers, effective January 1, 2025, for the 2025 forward-looking Test Period. The key drivers for the annual base rate increases include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and battery storage. The order extends, with certain modifications, an earnings sharing mechanism through 2025. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 9.95% during the 2024/2025 Test Period. WPL must defer 50% of its excess earnings between 9.95% and 10.55%, and 100% of any excess earnings above 10.55%. The PSCW also authorized WPL to defer the incremental under-/over-collection of solar and battery storage renewable tax credits that are outside of the approved amounts. In addition, the PSCW authorized continued recovery of and a return on the remaining net book value of Edgewater Unit 5, which is currently expected to be retired by June 1, 2025. Refer to Note 3 for details of the PSCW’s February 2024 oral decision approving WPL’s deferral request to seek recovery of solar generation construction costs that exceed amounts previously approved by the PSCW in a future regulatory proceeding.

IPL’s Retail Electric and Gas Rate Reviews (October 2024 Through September 2025 Forward-looking Test Period) - In October 2023, IPL filed a retail electric and gas rate review with the IUB for the October 2024 through September 2025 forward-looking Test Period. The key drivers for the filing include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and repowering of the existing Franklin County wind farm, as well as certain incremental costs and benefits incurred resulting from the 2020 derecho windstorm. The filing requested approval for IPL to implement increases in annual rates for its retail electric and gas customers of $160 million and $14 million, respectively, with any granted rate changes expected to be effective on October 1, 2024. IPL’s filing also requested approval to implement an additional $124 million increase in annual rates for its retail electric customers in 2025, with any granted rate changes expected to be effective on October 1, 2025. IPL also requested a return on common equity of 10% and a 52% common equity component of its regulatory capital structure, as well as to receive continued recovery of and a return on the remaining net book value of the Lansing Generating Station through 2037, which was retired in May 2023. A decision from the IUB is currently expected in the third quarter of 2024.

WPL’s Retail Fuel-related Rate Filing (2022 Forward-looking Test Period) - In August 2023, the PSCW authorized WPL to collect $117 million in higher rates, plus interest, from its retail electric customers from October 2023 through December 2025 for fuel-related costs incurred by WPL in 2022 that were higher than fuel-related costs used to determine rates for such period.

WPL’s Retail Fuel-related Rate Filing (2023 Forward-looking Test Period) - In December 2022, the PSCW authorized WPL to collect $47 million in higher rates in 2023 from its retail electric customers to reflect an increase in expected fuel-related costs for 2023 compared to WPL’s approved 2022 fuel-related costs.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (2020 Test Period)
Marshalltown (b)	IUB	$559	11.00%	51.0%	2/26/2020
Emery (b)	IUB	165	12.23%	51.0%	2/26/2020
Whispering Willow - East (b)	IUB	163	11.70%	51.0%	2/26/2020
Renewable energy rider (c)	IUB	1,491	9.80%	51.0%	1/1/2024
Other (b)	IUB	3,767	9.50%	51.0%	2/26/2020
IPL Retail Gas (2020 Test Period) (b)	IUB	557	9.60%	51.0%	1/10/2020
IPL Wholesale Electric	FERC	169	10.97%	51.0%	1/1/2023
WPL Retail Electric and Gas
Electric (2024 Test Period) (d)	PSCW	5,379	9.80%	53.9%	1/1/2024
Gas (2024 Test Period) (d)	PSCW	514	9.80%	53.9%	1/1/2024
WPL Wholesale Electric	FERC	507	10.90%	55.0%	1/1/2023

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

LEGISLATIVE MATTERS

In August 2022, the Inflation Reduction Act of 2022 was enacted. The most significant provisions of the new legislation for Alliant Energy, IPL and WPL relate to a 10-year extension of tax credits for clean energy projects, a new production tax credit for eligible solar projects, a new stand-alone investment tax credit for battery storage projects and the right to transfer renewable tax credits generated after 2022 to other corporate taxpayers. The new legislation also includes a requirement for corporations with income over $1 billion to pay a 15% minimum tax; however, Alliant Energy is currently below this income level. Alliant Energy, IPL and WPL are utilizing various provisions of the new legislation to enhance the tax benefits expected from their announced solar and battery storage projects, including transferring the future tax credits from such projects to other corporate taxpayers, as well as the repowering of existing wind farms. The impact of these changes is expected to result in more cost benefits for IPL’s and WPL’s customers, higher rate base amounts, additional financing needs expected to be satisfied with additional long-term debt and common stock issuances, and improvements in long-term cash flows over the life of the solar, battery storage and wind repowering projects. Refer to Note 1(c) for discussion of the transfer of renewable tax credits to other corporate taxpayers in 2023.

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

Liquidity Position - At December 31, 2023, Alliant Energy had $62 million of cash and cash equivalents, $525 million ($293 million at the parent company, $150 million at IPL and $82 million at WPL) of available capacity under the single revolving credit facility and $4 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings. IPL and WPL expect to maintain capital structures consistent with the authorized levels approved by regulators. Financial capital structures as of December 31, 2023 were as follows (Common Equity (CE); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):
Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments, including certain lease obligations, in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include, among others, pension and OPEB obligations, the sales of accounts receivable program and certain lease obligations.

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Cash, cash equivalents and restricted cash, January 1	$24	$40	$15	$34	$5	$2
Cash flows from (used for):
Operating activities	867	486	261	83	578	299
Investing activities	(1,401)	(933)	(326)	215	(946)	(1,033)
Financing activities	573	431	103	(317)	370	737
Net increase (decrease)	39	(16)	38	(19)	2	3
Cash, cash equivalents and restricted cash, December 31	$63	$24	$53	$15	$7	$5

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Timing of WPL’s fuel-related cost recoveries from retail electric customers	$200	$—	$200
Changes in gas stored underground	104	45	59
Changes in income taxes paid/refunded	94	81	6
Changes in the sales of accounts receivable at IPL	85	85	—
Lower (higher) contributions to qualified defined benefit pension plans	38	50	(12)
Timing of intercompany payments and receipts	—	28	35
Changes in interest payments	(67)	(2)	(35)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(53)	(30)	(23)
Changes in cash collateral and deposit balances at Corporate Services	(33)	—	—
Other (primarily due to other changes in working capital)	13	(79)	49
	$381	$178	$279

Income Tax Payments and Refunds - Income tax (payments) refunds were as follows (in millions):

	2023	2022
IPL	$117	$36
WPL	(50)	(56)
Other subsidiaries	21	14
Alliant Energy	$88	($6)

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

As discussed in “Legislative Matters,” the Inflation Reduction Act of 2022 provides the right to transfer renewable tax credits to other corporate taxpayers. Refer to the cash flows statements and Note 1(c) for details of renewable tax credits transferred to other corporate taxpayers in 2023. Alliant Energy, IPL and WPL currently intend to transfer all eligible renewable tax credits in the future, and as a result, expect an increase in future cash flows from operating activities.

Higher Earnings on Increasing Rate Base - Refer to “Other Future Considerations” for discussion of expected increases in future cash flows from operating activities resulting from higher earnings on increasing rate base at WPL.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $12 million, $— and $10 million of pension plan contributions in 2024, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2023 measurement date. Refer to Note 13(a) for discussion of pension plan contributions in 2023 and the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($339)	($340)	$1
Changes in the amount of cash receipts on sold receivables	(145)	(145)	—
Higher non-utility construction and acquisition expenditures	(31)	—	—
Proceeds from sales of partial ownership interests in West Riverside in 2023	120	—	120
Other (b)	(73)	(56)	(34)
	($468)	($541)	$87

(a)Largely due to higher expenditures for IPL’s solar generation.
(b)Largely due to higher cash payments related to cost of removal obligations at IPL and WPL.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions), which are focused on the transition to cleaner energy and strengthening the resiliency and reliability of IPL’s and WPL’s electric grid, and include renewables and battery storage projects, dispatchable gas generation projects and wind repowering projects. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Refer to “Customer Investments” for further discussion of certain key projects impacting construction and acquisition plans related to the utility business.

	Alliant Energy				IPL				WPL
	2024	2025	2026	2027	2024	2025	2026	2027	2024	2025	2026	2027
Generation:
Renewables and battery storage projects	$1,140	$665	$780	$775	$575	$275	$445	$205	$565	$390	$335	$570
Gas projects	120	325	610	500	55	135	310	125	15	125	295	375
Other	100	80	50	40	55	40	20	15	45	40	30	25
Distribution:
Electric systems	610	620	670	685	355	365	380	395	255	255	290	290
Gas systems	85	85	85	85	40	40	40	40	45	45	45	45
Other	220	205	240	280	45	50	50	45	40	30	25	30
	$2,275	$1,980	$2,435	$2,365	$1,125	$905	$1,245	$825	$965	$885	$1,020	$1,335

Renewables and Battery Storage - Refer to “Customer Investments” for further discussion of regulatory filings with the IUB and PSCW related to future renewable and battery storage projects.

West Riverside Options - WPL entered into agreements with neighboring utilities that provide them options to purchase a partial ownership interest in West Riverside. Upon exercise of such options and the resulting sales, WPL receives proceeds from the sales. Refer to “Customer Investments” for additional information, including partial sales in 2023 and potential additional partial sales in the future.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2023 compared to 2022 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from common stock issuances	$221	$—	$—
Lower payments to retire long-term debt	125	—	250
Higher (lower) net proceeds from issuance of long-term debt	117	296	(291)
Net changes in the amount of commercial paper outstanding	(294)	—	(26)
(Higher) lower common stock dividends	(28)	41	(8)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	80	(285)
Other	1	3	(7)
	$142	$420	($367)

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, AEF or Corporate Services. In 2023, IPL received authorization from FERC to issue securities in 2024 and 2025 as follows (in millions):

Long-term debt securities issuances in aggregate	$1,700
Short-term debt securities outstanding at any time (including borrowings from its parent)	400
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In March 2023, WPL received authorization from the PSCW to have up to $500 million of short-term borrowings and/or letters of credit outstanding at any time through the expiration date of WPL’s credit facility agreement. As of December 31, 2023, WPL also had authority to issue up to $900 million of long-term debt securities in aggregate through December 2025 pursuant to a February 2023 PSCW order.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue unspecified amounts of securities through December 2026. Alliant Energy’s shelf registration statement may be used to issue common stock, debt and other securities. IPL’s and WPL’s shelf registration statements may be used to issue preferred stock and debt securities.

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors and is dependent upon, among other factors, regulatory limitations, earnings, cash flows, capital requirements and general financial condition of subsidiaries. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Refer to “Results of Operations” for discussion of expected common stock dividends in 2024.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2022 and 2023, and “Results of Operations” for discussion of expected issuances of common stock in 2024.

Short-term Debt - In January 2024, Alliant Energy, IPL and WPL extended their single revolving credit facility agreement, which expires in December 2028 and is discussed in Note 9(a). There are currently 13 lenders that participate in the credit facility, with respective commitments ranging from $20 million to $130 million. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise one extension option, which would extend the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $300 million, for a potential total commitment of $1.3 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2023 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	59%	50%	48%

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

Long-term Debt - Refer to Note 9(b) for discussion of issuances and retirements of long-term debt in 2023, and “Results of Operations” for discussion of expected issuances and retirements of long-term debt in 2024. In 2022, WPL issued $600 million of 3.95% green bond debentures due 2032, and an amount in excess of the net proceeds was disbursed for the development and acquisition of WPL’s solar EGUs. In 2022, AEF entered into a $300 million variable rate term loan credit agreement and used the borrowings under this agreement to retire its $300 million variable rate term loan credit agreement that expired in 2022. In 2022, AEF increased the amount outstanding under the new term loan credit agreement by $100 million and used the additional borrowings to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In 2022, AEF issued $350 million of 3.6% senior notes due 2032 and used the net proceeds to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa2
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	N/A
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	Baa1
	Commercial paper	A-1	P-2
	Senior unsecured long-term debt	A	Baa1
	Outlook	Negative	Stable

Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa2, respectively, for the senior notes issued by AEF in 2018, 2020, 2022 and 2023 (with Alliant Energy as guarantor). Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2024. IPL currently expects to amend and extend the purchase commitment. In 2023 and 2022, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2023, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm, prior divestiture activities and transfers of renewable tax credits to other corporate taxpayers. Refer to Note 17(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2023, which include long-term debt maturities in Note 9(b), operating and finance leases in Note 10, capital purchase obligations in Note 17(a), and other purchase obligations in Note 17(b). At December 31, 2023, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 13(a) for anticipated pension and OPEB funding amounts. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2023, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

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

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Established policies and procedures mitigate risks associated with these market fluctuations, including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Exposure to commodity price risks in the utility businesses is also significantly mitigated by current rate-making structures in place for recovery of fuel-related costs as well as the cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas service. WPL’s retail electric service is exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs.

Counterparty Credit Risk - Alliant Energy, IPL, and WPL are exposed to credit risk related to losses resulting from counterparties’ nonperformance of their contractual obligations. Alliant Energy, IPL and WPL maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations. Alliant Energy, IPL, and WPL conduct credit reviews for certain counterparties, and employ credit risk controls such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored, and when necessary, activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase Alliant Energy’s, IPL’s and WPL’s credit risk.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in securities, largely related to securities held by their pension and OPEB plans, as well as unconsolidated investments accounted for under the equity method of accounting. Refer to Note 13(a) for details of the securities held by their pension and OPEB plans, and Note 6 for details of equity investments. Refer to “Critical Accounting Estimates” for the impact on retirement plan costs of changes in the rate of returns earned by plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2023, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $5 million, $0 and $3 million, respectively. Refer to Notes 5(b) and 9 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

Critical Accounting Estimates - Alliant Energy’s, IPL’s and WPL’s financial statements are prepared in conformity with GAAP, which requires management to apply accounting policies, judgments and assumptions, and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. The following accounting estimates are critical to the business and the understanding of financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from estimates. Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. Refer to Note 1 for additional discussion of accounting estimates used in the preparation of the financial statements.

Regulatory Assets and Regulatory Liabilities - IPL and WPL are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2023.

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

In May 2023, IPL retired the Lansing Generating Station. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers, and IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period includes a request for continued recovery of and a return on the remaining net book value of Lansing through 2037. As a result, Alliant Energy and IPL concluded that no impairment was required as of December 31, 2023.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2023 included estimates of qualifying deductions for repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize federal credit carryforwards prior to their expiration. Refer to Note 12 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2023. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize all of these carryforwards more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and/or plant abandonment in 2023 included WPL’s generating units subject to early retirement, and IPL’s and WPL’s solar generation projects recently completed or under construction.

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

Alliant Energy and WPL concluded that Edgewater Unit 5 (expected to be retired by June 1, 2025) and Columbia Units 1 and 2 (expected to be retired by June 1, 2026), met the criteria to be considered probable of abandonment as of December 31, 2023. WPL is currently allowed a full recovery of and a full return on these EGUs from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no impairment was required as of December 31, 2023. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2023. Note 3 provides additional details on these EGUs.

Solar Generation Projects Recently Completed or Under Construction - Alliant Energy, IPL and WPL review property, plant and equipment for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of, or is only allowed a partial return on, the carrying value of the solar generation projects recently completed or under construction, then an impairment charge is recognized. “Customer Investments” provides details of IPL’s and WPL’s solar generation projects recently completed or under construction.

IPL accepted the IUB’s advance rate-making principles approved in October 2023 for 400 MW of solar generation. IPL currently expects estimated construction costs associated with the 400 MW of new solar generation will exceed the cost target of $1,650/kilowatt, including AFUDC and transmission upgrade costs among other costs, approved by the IUB by approximately 10%. Alliant Energy and IPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of December 31, 2023 given construction costs were reasonably and prudently incurred.

WPL previously received authorization from the PSCW to acquire, construct, own and/or operate approximately 1,100 MW of new solar generation. Alliant Energy and WPL currently expect estimated construction costs associated with this solar generation will exceed amounts previously approved by the PSCW by approximately $180 million. In December 2023, the PSCW issued an order authorizing annual base rate increases for WPL’s retail electric customers for the 2024/2025 forward-looking Test Period, which did not include revenue requirement for the estimated construction costs that exceed amounts previously approved by the PSCW. In February 2024, the PSCW issued an oral decision approving WPL’s deferral request to seek recovery of these costs in a future regulatory proceeding. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of December 31, 2023 given construction costs were reasonably and prudently incurred.

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2023	Impact on 2024 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2023	Impact on 2024 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$85	$6	$12	$—
1% change in expected rate of return	N/A	7	N/A	1
IPL
1% change in discount rate	39	3	5	—
1% change in expected rate of return	N/A	3	N/A	1
WPL
1% change in discount rate	38	3	4	—
1% change in expected rate of return	N/A	3	N/A	—

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

Certain contingencies, such as Alliant Energy Resources, LLC’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, require estimation each reporting period of the expected credit losses on those contingencies, which requires significant judgment and may result in the recognition of a credit loss liability. With respect to Alliant Energy’s guarantees of the partnership obligations of an affiliate of Whiting Petroleum, the most significant judgments in determining the credit loss liability were the estimate of the exposure under the guarantees and the methodology used for calculating the credit loss liability. As of December 31, 2023, Alliant Energy currently estimates the exposure to be a portion of the known partnership abandonment obligations. The methodology used to determine the credit loss liability considers both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts. Factors considered include market and external data points, the creditworthiness of the other partners, Whiting Petroleum’s emergence from bankruptcy in 2020 as well as subsequent bankruptcy developments, payments by Whiting Petroleum related to abandonment obligations, forecasted cash flow expenditures associated with the abandonment obligations based on information made available to Alliant Energy, and Whiting Petroleum’s business combination with Oasis Petroleum Inc. in 2022.

Note 17 provides further discussion of contingencies assessed at December 31, 2023 that may have a material impact on financial condition and results of operations, including various pending legal proceedings, guarantees and indemnifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Alliant Energy Corporation, through its wholly-owned subsidiaries Interstate Power and Light Company and Wisconsin Power and Light Company, is subject to rate regulation by regulatory agencies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of relevant future regulatory orders on the financial statements. Management judgments include assessing the likelihood of the recovery of incurred costs and refund of obligations to customers in future rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the regulatory agencies, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of certain regulatory assets and regulatory liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected and evaluated the Company’s analysis supporting the probability of recovery for certain regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on certain recorded regulatory assets and liabilities.

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities.

•We inspected minutes of the board of directors and other committees of the Company, regulatory orders and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 16, 2024

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,345	$3,421	$3,081
Gas utility	540	642	456
Other utility	52	49	49
Non-utility	90	93	83
Total revenues	4,027	4,205	3,669
Operating expenses:
Electric production fuel and purchased power	736	830	642
Electric transmission service	583	573	537
Cost of gas sold	299	389	258
Other operation and maintenance	675	704	676
Depreciation and amortization	676	671	657
Taxes other than income taxes	115	110	104
Total operating expenses	3,084	3,277	2,874
Operating income	943	928	795
Other (income) and deductions:
Interest expense	394	325	277
Equity income from unconsolidated investments, net	(61)	(51)	(62)
Allowance for funds used during construction	(100)	(60)	(25)
Other	3	6	5
Total other (income) and deductions	236	220	195
Income before income taxes	707	708	600
Income tax expense (benefit)	4	22	(74)
Net income	703	686	674
Preferred dividend requirements of Interstate Power and Light Company	—	—	15
Net income attributable to Alliant Energy common shareowners	$703	$686	$659
Weighted average number of common shares outstanding:
Basic	253.0	250.9	250.2
Diluted	253.3	251.2	250.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$2.78	$2.73	$2.63

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62	$20
Accounts receivable, less allowance for expected credit losses	475	516
Production fuel, at weighted average cost	62	53
Gas stored underground, at weighted average cost	79	132
Materials and supplies, at weighted average cost	202	140
Regulatory assets	232	166
Other	160	223
Total current assets	1,272	1,250
Property, plant and equipment, net	17,157	16,247
Investments:
ATC Holdings	386	358
Other	216	201
Total investments	602	559
Other assets:
Regulatory assets	2,029	1,880
Deferred charges and other	177	227
Total other assets	2,206	2,107
Total assets	$21,237	$20,163

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$809	$408
Commercial paper	475	642
Accounts payable	611	756
Regulatory liabilities	107	206
Other	302	351
Total current liabilities	2,304	2,363
Long-term debt, net (excluding current portion)	8,225	7,668
Other liabilities:
Deferred tax liabilities	2,042	1,943
Regulatory liabilities	1,023	1,118
Pension and other benefit obligations	249	277
Other	617	518
Total other liabilities	3,931	3,856
Commitments and contingencies (Note 17)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,096,848 and 251,134,966 shares outstanding	3	3
Additional paid-in capital	3,030	2,777
Retained earnings	3,756	3,509
Accumulated other comprehensive income	1	—
Shares in deferred compensation trust - 379,006 and 402,134 shares at a weighted average cost of $34.48 and $32.63 per share	(13)	(13)
Total Alliant Energy Corporation common equity	6,777	6,276
Total liabilities and equity	$21,237	$20,163

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$703	$686	$674
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	676	671	657
Deferred tax expense (benefit) and tax credits	14	13	(78)
Equity component of allowance for funds used during construction	(74)	(44)	(18)
Other	35	27	35
Other changes in assets and liabilities:
Accounts receivable	(414)	(672)	(530)
Materials and supplies	(62)	(27)	(13)
Regulatory assets	24	(108)	51
Derivative assets	149	(61)	(142)
Accounts payable	(122)	78	37
Regulatory liabilities	(149)	22	(66)
Derivative liabilities	19	70	(17)
Deferred income taxes (a)	84	4	193
Pension and other benefit obligations	(28)	(97)	(137)
Other	12	(76)	(64)
Net cash flows from operating activities	867	486	582
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,731)	(1,392)	(1,070)
Other	(123)	(92)	(99)
Cash receipts on sold receivables	453	598	502
Proceeds from sales of partial ownership interests in West Riverside	120	—	—
Other	(120)	(47)	(61)
Net cash flows used for investing activities	(1,401)	(933)	(728)
Cash flows from financing activities:
Common stock dividends	(456)	(428)	(403)
Proceeds from issuance of common stock, net	246	25	28
Payments to redeem cumulative preferred stock of IPL	—	—	(200)
Proceeds from issuance of long-term debt	1,455	1,338	600
Payments to retire long-term debt	(508)	(633)	(8)
Net change in commercial paper	(167)	127	126
Other	3	2	(13)
Net cash flows from financing activities	573	431	130
Net increase (decrease) in cash, cash equivalents and restricted cash	39	(16)	(16)
Cash, cash equivalents and restricted cash at beginning of period	24	40	56
Cash, cash equivalents and restricted cash at end of period	$63	$24	$40
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($378)	($311)	($272)
Income taxes, net (a)	$88	($6)	($3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$364	$382	$141
Beneficial interest obtained in exchange for securitized accounts receivable	$216	$185	$214
(a) 2023 includes $98 million of proceeds from renewable tax credits transferred to other corporate taxpayers
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Alliant Energy Common Equity
				Accumulated	Shares in	Cumulative
		Additional		Other	Deferred	Preferred
	Common	Paid-In	Retained	Comprehensive	Compensation	Stock	Total
	Stock	Capital	Earnings	Income (Loss)	Trust	of IPL	Equity
	(in millions)
2021:
Beginning balance	$2	$2,704	$2,994	($1)	($11)	$200	$5,888
Net income attributable to Alliant Energy common shareowners			659				659
Common stock dividends ($1.61 per share)			(403)				(403)
Shareowner Direct Plan issuances	1	27					28
Equity-based compensation plans and other		18			(1)		17
Redemption of IPL’s cumulative preferred stock						(200)	(200)
Other comprehensive income, net of tax				1			1
Ending balance	3	2,749	3,250	—	(12)	—	5,990
2022:
Net income attributable to Alliant Energy common shareowners			686				686
Common stock dividends ($1.71 per share)			(428)				(428)
Shareowner Direct Plan issuances		25					25
Equity-based compensation plans and other		3	1		(1)		3
Ending balance	3	2,777	3,509	—	(13)	—	6,276
2023:
Net income attributable to Alliant Energy common shareowners			703				703
Common stock dividends ($1.81 per share)			(456)				(456)
At-the-market offering program, net and Shareowner Direct Plan issuances		246					246
Equity-based compensation plans and other		7					7
Other comprehensive income, net of tax				1			1
Ending balance	$3	$3,030	$3,756	$1	($13)	$—	$6,777

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Interstate Power and Light Company is subject to rate regulation by regulatory agencies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of relevant future regulatory orders on the financial statements. Management judgments include assessing the likelihood of the recovery of incurred costs and refund of obligations to customers in future rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the regulatory agencies, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of certain regulatory assets and regulatory liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected and evaluated the Company’s analysis supporting the probability of recovery for certain regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on certain recorded regulatory assets and liabilities.

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities.

•We inspected minutes of the board of directors and other committees of the Company, regulatory orders and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 16, 2024

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Electric utility	$1,761	$1,859	$1,752
Gas utility	300	351	265
Steam and other	49	46	46
Total revenues	2,110	2,256	2,063
Operating expenses:
Electric production fuel and purchased power	282	383	295
Electric transmission service	420	407	367
Cost of gas sold	166	206	149
Other operation and maintenance	353	369	362
Depreciation and amortization	388	381	375
Taxes other than income taxes	57	57	55
Total operating expenses	1,666	1,803	1,603
Operating income	444	453	460
Other (income) and deductions:
Interest expense	155	148	139
Allowance for funds used during construction	(21)	(11)	(9)
Other	2	6	1
Total other (income) and deductions	136	143	131
Income before income taxes	308	310	329
Income tax benefit	(58)	(50)	(36)
Net income	366	360	365
Preferred dividend requirements	—	—	15
Net income available for common stock	$366	$360	$350
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$53	$15
Accounts receivable, less allowance for expected credit losses	242	259
Production fuel, at weighted average cost	27	23
Gas stored underground, at weighted average cost	35	60
Materials and supplies, at weighted average cost	122	83
Regulatory assets	93	85
Other	51	93
Total current assets	623	618
Property, plant and equipment, net	8,298	8,046
Other assets:
Regulatory assets	1,484	1,301
Deferred charges and other	84	110
Total other assets	1,568	1,411
Total assets	$10,489	$10,075

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$500	$—
Accounts payable	262	239
Accrued taxes	50	52
Accrued interest	40	35
Regulatory liabilities	72	114
Other	101	141
Total current liabilities	1,025	581
Long-term debt, net (excluding current portion)	3,445	3,646
Other liabilities:
Deferred tax liabilities	1,091	1,047
Regulatory liabilities	572	640
Pension and other benefit obligations	51	62
Other	331	291
Total other liabilities	2,045	2,040
Commitments and contingencies (Note 17)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,887	2,807
Retained earnings	1,054	968
Total Interstate Power and Light Company common equity	3,974	3,808
Total liabilities and equity	$10,489	$10,075

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$366	$360	$365
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	388	381	375
Other	(2)	(21)	(10)
Other changes in assets and liabilities:
Accounts receivable	(437)	(611)	(539)
Materials and supplies	(39)	(13)	(7)
Regulatory assets	58	56	30
Derivative assets	84	(54)	(55)
Accounts payable	(68)	65	15
Regulatory liabilities	(92)	53	1
Derivative liabilities	(16)	42	(8)
Deferred income taxes (a)	36	(24)	62
Pension and other benefit obligations	(11)	(65)	(59)
Other	(6)	(86)	(17)
Net cash flows from operating activities	261	83	153
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(712)	(372)	(384)
Cash receipts on sold receivables	453	598	502
Other	(67)	(11)	(27)
Net cash flows from (used for) investing activities	(326)	215	91
Cash flows from (used for) financing activities:
Common stock dividends	(280)	(321)	(400)
Capital contributions from parent	80	—	50
Payments to redeem cumulative preferred stock	—	—	(200)
Proceeds from issuance of long-term debt	296	—	300
Other	7	4	(10)
Net cash flows from (used for) financing activities	103	(317)	(260)
Net increase (decrease) in cash, cash equivalents and restricted cash	38	(19)	(16)
Cash, cash equivalents and restricted cash at beginning of period	15	34	50
Cash, cash equivalents and restricted cash at end of period	$53	$15	$34
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($150)	($148)	($138)
Income taxes, net (a)	$117	$36	$47
Significant non-cash investing and financing activities:
Accrued capital expenditures	$140	$56	$57
Beneficial interest obtained in exchange for securitized accounts receivable	$216	$185	$214

(a) 2023 includes $76 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Total IPL Common Equity
		Additional		Cumulative
	Common	Paid-In	Retained	Preferred	Total
	Stock	Capital	Earnings	Stock	Equity
	(in millions)
2021:
Beginning balance	$33	$2,752	$979	$200	$3,964
Net income available for common stock			350		350
Common stock dividends			(400)		(400)
Capital contributions from parent		50			50
Redemption of cumulative preferred stock				(200)	(200)
Other		5			5
Ending balance	33	2,807	929	—	3,769
2022:
Net income available for common stock			360		360
Common stock dividends			(321)		(321)
Ending balance	33	2,807	968	—	3,808
2023:
Net income available for common stock			366		366
Common stock dividends			(280)		(280)
Capital contributions from parent		80			80
Ending balance	$33	$2,887	$1,054	$—	$3,974

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 3 to the financial statements

Critical Audit Matter Description

Wisconsin Power and Light Company is subject to rate regulation by regulatory agencies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic 980 of the Financial Accounting Standards Board’s Accounting Standards Codification.

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of relevant future regulatory orders on the financial statements. Management judgments include assessing the likelihood of the recovery of incurred costs and refund of obligations to customers in future rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the regulatory agencies, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the regulatory filings by management and the uncertainty of future decisions by the regulatory agencies included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of certain regulatory assets and regulatory liabilities, including the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We inspected and evaluated the Company’s analysis supporting the probability of recovery for certain regulatory assets or refund to customers or future reduction in customer rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertions.

•We inquired of management regarding current events impacting the Company and inspected minutes of the board of directors and other committees of the Company and evaluated whether matters were identified that may have an impact on certain recorded regulatory assets and liabilities.

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities.

•We inspected minutes of the board of directors and other committees of the Company, regulatory orders and other filings with the regulatory agencies to identify evidence that may contradict management’s assertion regarding probability of abandonment or that may have an impact on the recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 16, 2024

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Electric utility	$1,584	$1,562	$1,329
Gas utility	240	291	191
Other	3	3	3
Total revenues	1,827	1,856	1,523
Operating expenses:
Electric production fuel and purchased power	455	447	347
Electric transmission service	163	166	170
Cost of gas sold	134	183	109
Other operation and maintenance	271	278	268
Depreciation and amortization	280	283	276
Taxes other than income taxes	52	47	45
Total operating expenses	1,355	1,404	1,215
Operating income	472	452	308
Other (income) and deductions:
Interest expense	149	121	105
Allowance for funds used during construction	(79)	(49)	(16)
Other	(3)	(1)	2
Total other (income) and deductions	67	71	91
Income before income taxes	405	381	217
Income tax expense (benefit)	60	66	(51)
Net income	$345	$315	$268

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7	$5
Accounts receivable, less allowance for expected credit losses	219	244
Production fuel, at weighted average cost	35	29
Gas stored underground, at weighted average cost	44	73
Materials and supplies, at weighted average cost	77	54
Regulatory assets	139	81
Prepaid gross receipts tax	49	42
Other	43	60
Total current assets	613	588
Property, plant and equipment, net	8,415	7,722
Other assets:
Regulatory assets	545	579
Deferred charges and other	61	98
Total other assets	606	677
Total assets	$9,634	$8,987

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$318	$290
Accounts payable	293	456
Accrued interest	40	38
Regulatory liabilities	35	92
Other	89	73
Total current liabilities	775	949
Long-term debt, net	3,070	2,770
Other liabilities:
Deferred tax liabilities	827	789
Regulatory liabilities	451	478
Pension and other benefit obligations	121	140
Other	493	370
Total other liabilities	1,892	1,777
Commitments and contingencies (Note 17)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,478	2,233
Retained earnings	1,353	1,192
Total Wisconsin Power and Light Company common equity	3,897	3,491
Total liabilities and equity	$9,634	$8,987

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$345	$315	$268
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	280	283	276
Deferred tax expense (benefit) and tax credits	(13)	4	(79)
Equity component of allowance for funds used during construction	(59)	(36)	(11)
Other	25	21	22
Other changes in assets and liabilities:
Accounts receivable	23	(53)	3
Regulatory assets	(34)	(163)	21
Derivative assets	65	(7)	(87)
Accounts payable	(57)	22	4
Regulatory liabilities	(57)	(31)	(67)
Deferred income taxes (a)	50	32	132
Pension and other benefit obligations	(19)	(19)	(63)
Other	29	(69)	(48)
Net cash flows from operating activities	578	299	371
Cash flows used for investing activities:
Construction and acquisition expenditures	(1,019)	(1,020)	(686)
Proceeds from sales of partial ownership interests in West Riverside	120	—	—
Other	(47)	(13)	(30)
Net cash flows used for investing activities	(946)	(1,033)	(716)
Cash flows from financing activities:
Common stock dividends	(184)	(176)	(168)
Capital contributions from parent	245	530	245
Proceeds from issuance of long-term debt	297	588	300
Payments to retire long-term debt	—	(250)	—
Net change in commercial paper	28	54	(21)
Other	(16)	(9)	(12)
Net cash flows from financing activities	370	737	344
Net increase (decrease) in cash, cash equivalents and restricted cash	2	3	(1)
Cash, cash equivalents and restricted cash at beginning of period	5	2	3
Cash, cash equivalents and restricted cash at end of period	$7	$5	$2
Supplemental cash flows information:
Cash paid during the period for:
Interest	($146)	($111)	($101)
Income taxes, net (a)	($50)	($56)	($38)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$217	$319	$81

(a) 2023 includes $22 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional
	Common	Paid-In	Retained	Total
	Stock	Capital	Earnings	Equity
	(in millions)
2021:
Beginning balance	$66	$1,459	$953	$2,478
Net income			268	268
Common stock dividends			(168)	(168)
Capital contributions from parent		245		245
Ending balance	66	1,704	1,053	2,823
2022:
Net income			315	315
Common stock dividends			(176)	(176)
Capital contributions from parent		530		530
Other		(1)		(1)
Ending balance	66	2,233	1,192	3,491
2023:
Net income			345	345
Common stock dividends			(184)	(184)
Capital contributions from parent		245		245
Ending balance	$66	$2,478	$1,353	$3,897

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

AEF is comprised of Travero, ATI, corporate venture investments, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Travero includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; wind turbine blade recycling services; and a rail-served warehouse in Iowa. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. Corporate venture investments includes various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help advance the transition towards a cleaner, more sustainable, and inclusive energy future, by identifying and researching innovative technologies and business models within the emerging energy economy. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is currently leased to WPL through 2039.

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

Alliant Energy allocates consolidated income tax expense to its subsidiaries that are members of the group that file a consolidated or combined income tax return. IPL and WPL use the separate return approach for calculating their income tax provisions and related deferred tax assets and liabilities. IPL and WPL are assumed to file separate tax returns with the federal and state taxing authorities, except that net operating losses (and other current or deferred tax attributes) are characterized as realized (or realizable) by IPL and WPL when those tax attributes are realized (or realizable) by the consolidated tax return group of Alliant Energy (even if IPL and WPL would not otherwise have realized the attributes on a stand-alone basis).

The Inflation Reduction Act of 2022 provides the ability to transfer renewable tax credits to other corporate taxpayers. In 2023, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash. Alliant Energy, IPL and WPL have elected to record transfers of renewable tax credits as part of income taxes. For renewable tax credits subject to future transfer, a valuation allowance is recorded for the difference between the tax value of the credits and the expected sales price. Renewable tax credits and any related valuation allowances are derecognized when control of the tax credits is transferred to other corporate taxpayers. A majority of the differences between actual renewable tax credits and renewable tax credits used to determine rates are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. The cash received from the transfer of renewable tax credits is recorded in cash flows from operating activities. Refer to Notes 12 and 17(d) for further discussion of the transfer of renewable tax credits to other corporate taxpayers, including related valuation allowances and indemnification requirements, respectively.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2023, Alliant Energy’s and IPL’s cash and cash equivalents included $45 million of money market fund investments, with a weighted average interest rate of 5%. At December 31, 2023 and 2022, Alliant Energy’s restricted cash related to requirements in Sheboygan Power, LLC’s debt agreement.

NOTE 1(e) Property, Plant and Equipment -
Utility Plant -
General - Utility plant is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, certain administrative costs directly related to construction, benefits, certain taxes and transportation. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Property, plant and equipment that is probable of being retired early is classified as plant anticipated to be retired early. Generally, ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized consistent with rate-making principles. However, if regulators have approved recovery of the remaining net book value of property, plant and equipment that is retired early, or such approval by regulators is probable, the remaining net book value is reclassified from property, plant and equipment to regulatory assets upon retirement.

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

	IPL			WPL
	2023	2022	2021	2023	2022	2021
Electric - generation	3.3%	3.4%	3.4%	3.0%	3.4%	3.5%
Electric - distribution	2.8%	2.8%	2.9%	2.7%	2.5%	2.6%
Electric - other	5.6%	5.7%	5.7%	6.3%	6.8%	7.4%
Gas	3.3%	3.3%	3.3%	2.5%	2.4%	2.4%
Other	6.2%	6.1%	6.1%	4.6%	4.9%	5.4%

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

	2023	2022	2021
IPL (Wind generation CWIP)	6.9%	6.9%	7.0%
IPL (other CWIP)	7.0%	7.0%	7.2%
WPL (retail jurisdiction)	7.4%	7.0%	7.0%
WPL (wholesale jurisdiction)	7.1%	6.2%	5.6%

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

NOTE 1(f) Revenue Recognition -
Utility - Revenues from Alliant Energy’s utility business are primarily from electric and gas sales to customers. Utility revenues are recognized over time as services are rendered or commodities are delivered to customers, and include billed and unbilled components. The billed component is based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period and represents the fair value of the services provided or commodities delivered. The unbilled component is recorded at the end of each reporting period based on estimated amounts of energy delivered to customers but not yet billed.

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2023, the related amounts accrued for IPL and WPL were not material.

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

WPL Retail - The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Deferred amounts for fuel-related costs outside the approved fuel monitoring ranges are primarily recognized in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s income statements. The cumulative effects of these deferred amounts are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until they are reflected in future billings to customers.

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

NOTE 1(h) Financial Instruments - Financial instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and interest rates. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the balance sheets. Certain commodity purchase and sales contracts qualified for and were designated under the normal purchase and sale exception, and were accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on commodity derivative instruments. Refer to Notes 15, 16 and 17(f) for further discussion of derivatives and related credit risk.

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

NOTE 1(l) Current Expected Credit Losses Estimates - Current expected credit losses are estimated for trade and other receivables and credit exposures on guarantees of the performance by third parties. The current expected credit losses for short-term trade receivables are based on estimates of losses resulting from the inability of customers to make required payments. The methodology used to estimate losses is based on historical write-offs, regional economic conditions, significant events that could impact collectability, such as significant weather related matters and related regulatory actions, and actual and forecasted changes to the accounts receivable aging portfolio and write-offs. The current expected credit losses related to guarantees of the performance by third parties are estimated using both quantitative and qualitative information, which utilizes potential outcomes in a range of possible estimated amounts.

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

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2023 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Tax-related	$934	$929	$831	$848	$103	$81
Pension and OPEB costs	347	392	171	197	176	195
Assets retired early	273	70	259	53	14	17
AROs	194	151	160	110	34	41
Commodity cost recovery	120	160	12	1	108	159
Derivatives	102	84	34	48	68	36
WPL’s Western Wisconsin gas distribution expansion investments	44	48	—	—	44	48
IPL’s DAEC PPA amendment	42	66	42	66	—	—
Other	205	146	68	63	137	83
	$2,261	$2,046	$1,577	$1,386	$684	$660

At December 31, 2023, IPL and WPL had $74 million and $32 million, respectively, of regulatory assets that were not earning a return on investment. IPL’s regulatory assets that were not earning a return consisted primarily of retired analog electric meters, emission allowances and costs for certain construction projects. WPL’s regulatory assets that were not earning a return consisted primarily of costs for certain construction projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current income tax expense during the latter part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. Refer to Note 12 for discussion of Iowa Tax Reform, which resulted in a decrease in Alliant Energy’s and IPL’s tax-related regulatory assets in 2023.

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

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2023	Recovery	Regulatory Approval
IPL	Lansing	2023	$216	Return of and return on remaining net book value through 2037	FERC and pending with the IUB (a)
IPL	Analog electric meters	2019	20	Return of remaining net book value through 2028	IUB and FERC
IPL	Sutherland Units 1 and 3	2017	12	Return of and return on remaining net book value through 2027	IUB and FERC
IPL	M.L. Kapp Unit 2	2018	11	Return of and return on remaining net book value through 2029	IUB and FERC
WPL	Edgewater Unit 4	2018	14	Return of and return on remaining net book value through 2028	PSCW and FERC

(a)IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period includes a request with the IUB for continued recovery of the remaining net book value of Lansing through 2037.

AROs - Alliant Energy, IPL and WPL believe it is probable that certain differences between expenses accrued for AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. In 2023, in conjunction with IPL's retirement of the Lansing Generating Station, IPL reclassified the remaining net book value of the associated AROs from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets.

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms. The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2021, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $37 million deferral as of December 31, 2022, which was collected in 2023 from its retail electric customers, plus interest. In 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $117 million deferral as of December 31, 2022, which WPL is collecting from October 2023 through December 2025 from its retail electric customers, plus interest ($12 million was collected in 2023). In 2023, actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $34 million regulatory liability as of December 31, 2023, which is expected to be addressed in a future regulatory proceeding.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized, and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 15 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during 2023, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

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

IPL’s DAEC PPA Amendment - In 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The buyout payment, including a return on, is being recovered from IPL’s retail and wholesale customers from 2021 through the end of 2025, and is currently being amortized to “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Tax-related	$566	$579	$299	$303	$267	$276
Cost of removal obligations	366	398	242	259	124	139
Derivatives	65	210	34	115	31	95
Commodity cost recovery	48	40	13	38	35	2
WPL’s West Riverside liquidated damages	1	32	—	—	1	32
Other	84	65	56	39	28	26
	$1,130	$1,324	$644	$754	$486	$570

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities is not used to adjust revenue requirement calculations.

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by the Tax Cuts and Jobs Act. The majority of these benefits related to accelerated depreciation are subject to tax normalization rules. These rules limit the rate at which these tax benefits are allowed to be passed on to customers.

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

WPL’s West Riverside liquidated damages - Pursuant to terms included in the related West Riverside construction procurement contracts, WPL reached agreement with the contractor on liquidated damages in 2020. A significant portion of the liquidated damages was settled by WPL offsetting amounts owed to the contractor that were previously withheld for payment, which were non-cash investing activities. Pursuant to PSCW authorization, WPL’s amortization of liquidated damages related to West Riverside construction procurement contracts was used to offset increases in WPL’s retail electric 2022/2023 Test Period revenue requirement, resulting in decreases in regulatory liabilities on Alliant Energy’s and WPL’s balance sheets and decreases in depreciation and amortization expenses in Alliant Energy’s and WPL’s income statements in 2023.

Rate Reviews -
WPL’s Retail Electric and Gas Rate Reviews (2022/2023 Forward-looking Test Period) - In December 2021, the PSCW issued an order authorizing annual base rate increases of $114 million and $15 million for WPL’s retail electric and gas customers, respectively, covering the 2022/2023 forward-looking Test Period, which was based on a stipulated agreement between WPL and certain stakeholders. The key drivers for the annual base rate increases include higher retail fuel-related costs in 2022, lower excess deferred income tax benefits in 2022 and 2023 and revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation. In addition, the PSCW authorized WPL to receive a recovery of and a return on the remaining net book value of Edgewater Unit 5 through 2023. WPL's settlement extended, with certain modifications, an earnings sharing mechanism through 2023. Retail electric rate changes were effective on January 1, 2022 and extended through the end of 2023. Retail gas rate changes were effective on January 1, 2022 and extended through the end of 2022.

In December 2022, the PSCW issued an order authorizing an additional annual base rate increase of $9 million for WPL’s retail gas customers, covering the 2023 forward-looking Test Period, which reflects changes in weighted average cost of capital, updated depreciation rates and modifications to certain regulatory asset and regulatory liability amortizations. These retail gas rate changes were effective on January 1, 2023 and extended through the end of 2023.

WPL’s Retail Electric and Gas Rate Reviews (2024/2025 Forward-looking Test Period) - In December 2023, the PSCW issued an order authorizing annual base rate increases of $49 million and $13 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2024, for the 2024 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $60 million increase in annual rates for its retail electric customers, effective January 1, 2025, for the 2025 forward-looking Test Period.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Utility:
Electric plant:
Generation in service (a)	$9,180	$8,060	$5,025	$4,962	$4,155	$3,098
Distribution in service	7,314	6,912	4,091	3,876	3,223	3,036
Other in service	567	543	356	354	211	189
Anticipated to be retired early (b)	1,629	2,103	—	491	1,629	1,612
Total electric plant	18,690	17,618	9,472	9,683	9,218	7,935
Gas plant in service	1,791	1,705	951	910	840	795
Other plant in service	653	624	411	402	242	222
Accumulated depreciation (b)	(5,924)	(5,690)	(3,180)	(3,149)	(2,744)	(2,541)
Net plant	15,210	14,257	7,654	7,846	7,556	6,411
Leased Sheboygan Falls Energy Facility, net (c)	—	—	—	—	79	15
Leased land for solar generation, net	172	133	33	—	139	133
Construction work in progress	1,245	1,357	605	194	640	1,163
Other, net	7	6	6	6	1	—
Total utility	16,634	15,753	8,298	8,046	8,415	7,722
Non-utility and other:
Non-utility Generation, net (d)	68	71	—	—	—	—
Corporate Services and other, net (e)	455	423	—	—	—	—
Total non-utility and other	523	494	—	—	—	—
Total property, plant and equipment	$17,157	$16,247	$8,298	$8,046	$8,415	$7,722

(a)Alliant Energy and WPL currently expect estimated construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed amounts previously approved by the PSCW by approximately $180 million. In February 2024, the PSCW issued an oral decision approving WPL’s deferral request to seek recovery of these costs in a future regulatory proceeding. Alliant Energy and IPL currently expect the estimated construction costs associated with IPL’s 400 MW of new solar generation will exceed the cost target of $1,650/kilowatt, including AFUDC and transmission upgrade costs among other costs, approved in the IUB’s advance rate-making principles by approximately 10%. Alliant Energy, IPL and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of December 31, 2023 given construction costs were reasonably and prudently incurred.
(b)In 2023, IPL retired Lansing and reclassified the remaining net book value of this EGU from property, plant and equipment to a regulatory asset on Alliant Energy’s and IPL’s balance sheets. In 2020 and 2021, WPL received approval from MISO to retire Edgewater Unit 5, and Columbia Units 1 and 2, respectively. WPL currently anticipates retiring Edgewater Unit 5 by June 1, 2025, and Columbia Units 1 and 2 by June 1, 2026. Alliant Energy and WPL concluded that Edgewater Unit 5 and Columbia Units 1 and 2 met the criteria to be considered probable of abandonment as of December 31, 2023. WPL is currently allowed a full recovery of and a full return on these EGUs from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no disallowance was required as of December 31, 2023. As of December 31, 2023, net book values were $504 million for Edgewater Unit 5, and $428 million for Columbia Units 1 and 2 in aggregate.
(c)Less accumulated amortization of $112 million and $106 million for WPL as of December 31, 2023 and 2022, respectively. Refer to Note 10 for discussion of WPL’s renewal of this lease in 2023. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(d)Less accumulated depreciation of $75 million and $71 million for Alliant Energy as of December 31, 2023 and 2022, respectively.
(e)Less accumulated depreciation of $275 million and $269 million for Alliant Energy as of December 31, 2023 and 2022, respectively.

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

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Equity	$74	$44	$18	$15	$8	$7	$59	$36	$11
Debt	26	16	7	6	3	2	20	13	5
	$100	$60	$25	$21	$11	$9	$79	$49	$16

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed in service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include a customer billing and information system for IPL and WPL and other computer software, and the corporate headquarters building located in Madison, Wisconsin. The customer billing and information system is amortized using the straight-line method over a 12-year period. The majority of the remaining software is amortized over a 5-year period. Other property, plant and equipment include Travero assets (a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; wind turbine blade recycling services; and a rail-served warehouse in Iowa). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2023 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$632	$264	$7
George Neal Unit 4	25.7%	196	107	6
George Neal Unit 3	28.0%	181	85	8
Louisa Unit 1	4.0%	44	22	—
		1,053	478	21
WPL
Columbia Units 1-2	53.5%	818	361	6
West Riverside Energy Center and Solar Facility (a)	73.8%	581	60	6
Forward Wind Energy Center	42.6%	118	53	—
		1,517	474	12
Alliant Energy		$2,570	$952	$33

(a)In 2023, Madison Gas and Electric Company and WEC Energy Group, Inc. acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interests in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements in 2023.

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Customer	$121	$114	$—	$—	$110	$102
Unbilled utility revenues	93	115	—	—	93	115
Deferred proceeds	216	185	216	185	—	—
Other	53	109	26	74	24	34
Allowance for expected credit losses	(8)	(7)	—	—	(8)	(7)
	$475	$516	$242	$259	$219	$244

In 2023, gross write-offs for accounts receivable were as follows (in millions):

	Originated in 2022	Originated in 2023
Alliant Energy	$12	$13
IPL	8	8
WPL	4	5

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2024. IPL currently expects to amend and extend the purchase commitment. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. IPL believes that the allowance for expected credit losses related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 16 for discussion of the fair value of deferred proceeds.

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. The limit on cash proceeds fluctuates between $5 million and $110 million, which IPL may change periodically throughout the year. As of December 31, 2023, the limit on cash proceeds was $5 million and IPL had

$4 million of available capacity under its sales of accounts receivable program. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2023	2022	2021	2023	2022	2021
Outstanding aggregate cash proceeds	$110	$80	$110	$51	$14	$46

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2023	2022
Customer accounts receivable	$130	$145
Unbilled utility revenues	98	132
Other receivables	1	—
Receivables sold to third party	229	277
Less: cash proceeds	1	80
Deferred proceeds	228	197
Less: allowance for expected credit losses	12	12
Fair value of deferred proceeds	$216	$185
Outstanding receivables past due	$22	$26

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2023	2022	2021
Collections	$2,233	$2,302	$2,134
Write-offs, net of recoveries	12	9	9

Effective January 2024, the limit on cash proceeds under the Receivables Agreement is $110 million.

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2023	2023	2022	2023	2022	2021
ATC Holdings	16%, 20%	$386	$358	($49)	($41)	($43)
Non-utility wind farm in Oklahoma	50%	104	101	(7)	(5)	(4)
Corporate venture investments	Various	74	62	(2)	(3)	(13)
Other	Various	21	21	(3)	(2)	(2)
		$585	$542	($61)	($51)	($62)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2023	2022	2021
Revenues	$898	$813	$802
Operating income	384	350	357
Net income	370	675	358
As of December 31:
Current assets	221	227
Non-current assets	9,032	8,292
Current liabilities	528	620
Non-current liabilities	3,584	3,285
Noncontrolling interest	259	289

ATC Holdings - As of December 31, 2023, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America. Refer to Note 17(g) for discussion of a reduction in earnings recorded in 2022 related to a court decision, which is currently expected to reduce the base return on equity authorized for MISO transmission owners, including ATC.

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

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2023	2022	2021
Shares outstanding, January 1	251,134,966	250,474,529	249,868,415
At-the-market offering program	4,372,561	—	—
Shareowner Direct Plan	454,987	437,669	492,565
Equity-based compensation plans	134,334	222,768	113,549
Shares outstanding, December 31	256,096,848	251,134,966	250,474,529

At December 31, 2023, Alliant Energy had a total of 13 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Program - In December 2022, Alliant Energy filed a prospectus supplement to sell up to $225 million of its common stock through an at-the-market offering program. As of December 31, 2023, Alliant Energy issued 4,372,561 shares of common stock through this program and received cash proceeds of $223 million, net of $2 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes. This at-the-market offering program has expired.

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

NOTE 9. DEBT
NOTE 9(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2023, the short-term borrowing capacity under a single credit facility agreement totaled $1 billion ($450 million for Alliant Energy at the parent company level, $150 million for IPL and $400 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $500 million, $400 million and $500 million, respectively, within the $1 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2023	2022	2023	2022	2023	2022
Amount outstanding	$475	$642	$—	$—	$318	$290
Weighted average interest rates	5.5%	4.6%	N/A	N/A	5.4%	4.5%
Available credit facility capacity	$525	$358	$150	$100	$82	$110

	Alliant Energy		IPL		WPL
For the year ended	2023	2022	2023	2022	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$793	$665	$70	$—	$349	$325
Average amount outstanding (based on daily outstanding balances)	$386	$411	$2	$—	$157	$153
Weighted average interest rates	5.2%	2.1%	5.3%	—%	5.1%	1.6%

In January 2024, Alliant Energy, IPL and WPL extended their single credit facility agreement, which currently expires in December 2028, and reallocated credit facility capacity amounts to $350 million for Alliant Energy at the parent company level, $150 million for IPL and $500 million for WPL, within the $1 billion total commitment.

NOTE 9(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2023			2022
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.25%, due 2024	$500	$500	$—	$500	$500	$—
3.4%, due 2025	250	250	—	250	250	—
5.5%, due 2025	50	50	—	50	50	—
4.1%, due 2028	500	500	—	500	500	—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030	400	400	—	400	400	—
5.7%, due 2033 (b)	300	300	—	—	—	—
6.45%, due 2033	100	100	—	100	100	—
6.3%, due 2034	125	125	—	125	125	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.1%, due 2051	300	300	—	300	300	—
	3,975	3,975	—	3,675	3,675	—
Debentures (a):
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
1.95%, due 2031	300	—	300	300	—	300
3.95%, due 2032	600	—	600	600	—	600
4.95% due 2033 (c)	300	—	300	—	—	—
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050	350	—	350	350	—	350
	3,100	—	3,100	2,800	—	2,800
Other:
AEF term loan credit agreement through March 2024, 6% at December 31, 2023 (with Alliant Energy as guarantor) (d)	300	—	—	400	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)	200	—	—	200	—	—
Alliant Energy 3.875% convertible senior notes, due 2026 (e)	575	—	—	—	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 5.95% senior notes, due 2029 (with Alliant Energy as guarantor) (a)(f)	300	—	—	—	—	—
AEF 3.6% senior notes, due 2032 (with Alliant Energy as guarantor) (a)	350	—	—	350	—	—
Sheboygan Power, LLC 5.06% senior secured notes, due 2024 (secured by the Sheboygan Falls Energy Facility and related assets) (a)	9	—	—	17	—	—
AEF 3.75% senior notes (with Alliant Energy as guarantor) (Retired in 2023)	—	—	—	400	—	—
Other, 1% at December 31, 2023, due 2024 to 2025	—	—	—	1	—	—
	2,034	—	—	1,668	—	—
Subtotal	9,109	3,975	3,100	8,143	3,675	2,800
Current maturities	(809)	(500)	—	(408)	—	—
Unamortized debt issuance costs	(54)	(21)	(19)	(45)	(21)	(19)
Unamortized debt (discount) and premium, net	(21)	(9)	(11)	(22)	(8)	(11)
Long-term debt, net (g)	$8,225	$3,445	$3,070	$7,668	$3,646	$2,770

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.
(b)In September 2023, IPL issued $300 million of 5.7% senior debentures due 2033. The net proceeds from the issuance were used to reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt, for general corporate purposes and/or were placed in money market fund investments.

(c)In March 2023, WPL issued $300 million of 4.95% debentures due 2033. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds was disbursed for the development and acquisition of its solar EGUs.
(d)In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. In December 2023, AEF retired the remaining $100 million variable-rate term loan borrowings. Refer to Note 15 for additional information on the interest rate swap.
(e)Refer to “Convertible Senior Notes” below for additional information.
(f)In November 2023, AEF issued $300 million of 5.95% senior notes due 2029. The net proceeds from AEF’s issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.
(g)There were no significant sinking fund requirements related to the outstanding long-term debt.

Convertible Senior Notes - In March 2023, Alliant Energy issued $575 million of 3.875% convertible senior notes (the Notes), which are senior unsecured obligations, and used the net proceeds from the issuance for general corporate purposes. The Notes will mature on March 15, 2026 unless earlier converted or repurchased. Alliant Energy may not redeem the Notes prior to the maturity date. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 only under the following circumstances:

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

If Alliant Energy undergoes a fundamental change (as defined in the related Indenture), then, subject to certain conditions, holders of the Notes may require Alliant Energy to repurchase for cash all or any portion of its Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As of December 31, 2023, the conditions allowing holders of the Notes to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of December 31, 2023, the net carrying amount of the Notes was $568 million, with unamortized debt issuance costs of $7 million, and the estimated fair value (Level 2) of the Notes was $572 million. As of December 31, 2023, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2023, long-term debt maturities for 2024 through 2028 were as follows (in millions):

	2024	2025	2026	2027	2028
IPL	$500	$300	$—	$—	$500
WPL	—	—	—	300	—
AEF	309	—	200	—	300
Alliant Energy parent company	—	—	575	—	—
Alliant Energy	$809	$300	$775	$300	$800

Fair Value of Long-term Debt - Refer to Note 16 for information on the fair value of long-term debt outstanding.

NOTE 10. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2023			December 31, 2022
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$23	$13	$9	$16	$9	$6
Other current liabilities	$2	$1	$1	$3	$1	$1
Other liabilities	21	12	8	13	8	5
Total operating lease liabilities	$23	$13	$9	$16	$9	$6
Weighted average remaining lease term	12 years	12 years	12 years	10 years	11 years	9 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In 2023, WPL renewed this financing lease through 2039. This lease contains one remaining lease renewal period, which is not included in the finance lease obligation. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s amounts below.

Related to their investments in solar generation, IPL and WPL entered into various land lease agreements with unaffiliated parties that have commenced. The leases have various terms with optional renewal periods that are assumed to be extended through the end of the estimated useful lives of the solar generating facilities. The leases do not contain purchase options and are fixed lease payments.

Finance lease details are as follows (dollars in millions):

	December 31, 2023			December 31, 2022
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net:
Sheboygan Falls Energy Facility	N/A	N/A	$79	N/A	N/A	$15
Leased land for solar generation	$172	$33	139	$133	$—	133
	$172	$33	$218	$133	$—	$148
Other current liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	$11	N/A	N/A	$12
Leased land for solar generation	$—	$—	—	$5	$—	5
	—	—	11	5	—	17
Other liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	78	N/A	N/A	19
Leased land for solar generation	172	33	139	131	—	131
	172	33	217	131	—	150
Total finance lease liabilities	$172	$33	$228	$136	$—	$167
Weighted average remaining lease term	33 years	29 years	27 years	34 years	N/A	28 years
Weighted average discount rate	5%	5%	5%	5%	N/A	5%

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Depreciation and amortization expenses	$1	$—	$—	$—	$—	$—	$6	$6	$6
Interest expense	6	3	—	1	—	—	8	7	5
Total finance lease expense	$7	$3	$—	$1	$—	$—	$14	$13	$11

Finance lease liabilities arising from obtaining leased assets, which represent non-cash financing activities, were as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Finance lease liabilities arising from obtaining leased assets	$34	$125	$33	$—	$71	$125

Expected Maturities - As of December 31, 2023, expected maturities of lease liabilities were as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$3	$3	$3	$3	$2	$16	$30	$7	$23
IPL	1	2	2	1	1	10	17	4	13
WPL	2	1	1	1	1	6	12	3	9
Finance Leases:
Alliant Energy	8	8	8	8	8	320	360	188	172
IPL	2	2	2	2	2	59	69	36	33
WPL	21	17	13	13	13	334	411	183	228

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

Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Electric Utility:
Retail - residential	$1,220	$1,233	$1,115	$641	$673	$620	$579	$560	$495
Retail - commercial	820	821	763	519	536	508	301	285	255
Retail - industrial	968	965	893	501	538	505	467	427	388
Wholesale	213	233	187	62	64	57	151	169	130
Bulk power and other	124	169	123	38	48	62	86	121	61
Total Electric Utility	3,345	3,421	3,081	1,761	1,859	1,752	1,584	1,562	1,329
Gas Utility:
Retail - residential	316	371	257	176	202	146	140	169	111
Retail - commercial	163	197	139	86	101	79	77	96	60
Retail - industrial	16	20	17	11	14	12	5	6	5
Transportation/other	45	54	43	27	34	28	18	20	15
Total Gas Utility	540	642	456	300	351	265	240	291	191
Other Utility:
Steam	45	39	36	45	39	36	—	—	—
Other utility	7	10	13	4	7	10	3	3	3
Total Other Utility	52	49	49	49	46	46	3	3	3
Non-Utility and Other:
Travero and other	90	93	83	—	—	—	—	—	—
Total Non-Utility and Other	90	93	83	—	—	—	—	—	—
Total revenues	$4,027	$4,205	$3,669	$2,110	$2,256	$2,063	$1,827	$1,856	$1,523
NOTE 12. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current tax expense (benefit):
Federal	($3)	$7	$1	($44)	($29)	($21)	$48	$46	$22
State	(6)	2	3	(21)	(8)	(1)	25	16	6
Deferred tax expense (benefit):
Federal	100	109	9	87	91	73	10	10	(75)
State	36	28	15	17	1	—	3	12	11
Production tax credits	(121)	(123)	(101)	(95)	(105)	(87)	(26)	(18)	(14)
Investment tax credits	(1)	(1)	(1)	(1)	—	—	—	—	(1)
Provision recorded as a change in accrued interest	(1)	—	—	(1)	—	—	—	—	—
	$4	$22	($74)	($58)	($50)	($36)	$60	$66	($51)

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes.

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Statutory federal income tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
State income taxes, net of federal benefits	2	3	2	(2)	(2)	(1)	5	6	6
Production tax credits	(17)	(18)	(17)	(31)	(34)	(27)	(7)	(5)	(6)
Amortization of excess deferred taxes (Refer to Note 2)	(2)	(2)	(18)	(2)	(2)	(4)	(2)	(3)	(43)
Effect of rate-making on property-related differences	(4)	(1)	(1)	(5)	(1)	(2)	(3)	(2)	(1)
Adjustment for prior period taxes	—	1	1	—	1	2	—	—	—
Other items, net	1	(1)	—	—	1	—	1	—	(1)
Overall income tax rate	1%	3%	(12%)	(19%)	(16%)	(11%)	15%	17%	(24%)

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Deferred tax liabilities:
Property	$2,453	$2,442	$1,415	$1,440	$972	$938
ATC Holdings	127	125	—	—	—	—
Other	213	155	157	86	64	80
Total deferred tax liabilities	2,793	2,722	1,572	1,526	1,036	1,018
Deferred tax assets:
Federal credit carryforwards	649	672	449	450	191	209
Net operating losses carryforwards - state	26	32	1	—	—	—
Other	79	75	32	29	19	20
Subtotal deferred tax assets	754	779	482	479	210	229
Valuation allowances	(3)	—	(1)	—	(1)	—
Total deferred tax assets	751	779	481	479	209	229
Total deferred tax liabilities, net	$2,042	$1,943	$1,091	$1,047	$827	$789

Carryforwards - At December 31, 2023, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2043	$428	$6	$1
Federal tax credits	2031-2043	649	449	191

Valuation Allowances - Refer to Note 1(c) for discussion of valuation allowances recorded in 2023 related to the expected transfer of renewable tax credits to other corporate taxpayers.

Uncertain Tax Positions - At December 31, 2023, 2022 and 2021, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2023, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2019	-	2022
Consolidated Iowa income tax returns (b)	2020	-	2022
Wisconsin combined tax returns (c)	2019	-	2022

(a)The 2020 and 2021 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
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

In March 2022, additional Iowa tax reform was enacted. Annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year, and reduce such rates if certain state income tax revenue triggers are satisfied. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%, compared to the 9.8% Iowa corporate income tax rate in effect at the time the Iowa tax reform was enacted. In September 2022 and September 2023, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 8.4% effective January 1, 2023, and 7.1% effective January 1, 2024, respectively. Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcements of the new Iowa corporate income tax rates, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured in 2022 and 2023 based upon the new rates effective January 1, 2023 and January 1, 2024, which resulted in a $77 million and $74 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in 2022 and 2023, respectively. The reduction in tax-related regulatory assets is expected to provide cost benefits to IPL’s customers in the future. Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rates effective January 1, 2023 and January 1, 2024, which resulted in charges of $8 million and $10 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred income tax liabilities on Alliant Energy’s balance sheets in 2022 and 2023, respectively. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

Assumptions - The assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2023			2022			2021			2023	2022	2021
Discount rate for benefit obligations	5.36%			5.54%			2.91%			5.40%	5.53%	2.81%
Discount rate for net periodic cost	5.54%			2.91%			2.57%			5.53%	2.81%	2.31%
Expected rate of return on plan assets	7.80%			7.80%			7.10%			6.50%	6.40%	4.80%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	10.75%			9.22%			4.18%			N/A	N/A	N/A
Rate of compensation increase	3.30%	-	4.50%	3.30%	-	4.50%	3.30%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2023	2022	2021	2023	2022	2021
Discount rate for benefit obligations	5.35%	5.55%	2.94%	5.40%	5.53%	2.80%
Discount rate for net periodic cost	5.55%	2.94%	2.61%	5.53%	2.80%	2.28%
Expected rate of return on plan assets	7.80%	7.80%	7.10%	6.90%	6.50%	5.10%
Rate of compensation increase	3.30%	3.30%	3.30%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2023	2022	2021	2023	2022	2021
Discount rate for benefit obligations	5.35%	5.54%	2.94%	5.40%	5.53%	2.79%
Discount rate for net periodic cost	5.54%	2.94%	2.64%	5.53%	2.79%	2.27%
Expected rate of return on plan assets	7.80%	7.80%	7.10%	5.65%	5.49%	4.02%
Rate of compensation increase	3.30%	3.30%	3.30%	N/A	N/A	N/A

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2023	2022	2021	2023	2022	2021
Service cost	$5	$9	$11	$2	$3	$4
Interest cost	47	36	34	9	6	5
Expected return on plan assets (a)	(53)	(69)	(69)	(5)	(5)	(5)
Amortization of prior service credit (b)	(1)	(1)	—	—	—	—
Amortization of actuarial loss (c)	28	32	39	1	2	5
Settlement losses (d)	—	26	—	—	—	—
	$26	$33	$15	$7	$6	$9

IPL	Defined Benefit Pension Plans			OPEB Plans
	2023	2022	2021	2023	2022	2021
Service cost	$3	$6	$7	$1	$1	$1
Interest cost	21	16	16	3	2	2
Expected return on plan assets (a)	(26)	(31)	(32)	(3)	(4)	(3)
Amortization of actuarial loss (c)	11	13	17	1	1	2
Settlement losses (d)	—	13	—	—	—	—
	$9	$17	$8	$2	$—	$2

WPL	Defined Benefit Pension Plans			OPEB Plans
	2023	2022	2021	2023	2022	2021
Service cost	$2	$3	$4	$1	$1	$1
Interest cost	20	16	15	3	2	2
Expected return on plan assets (a)	(22)	(31)	(31)	(1)	(1)	—
Amortization of actuarial loss (c)	13	15	19	1	2	2
Settlement losses (d)	—	13	—	—	—	—
	$13	$16	$7	$4	$4	$5

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

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2023	2022	2023	2022
Change in benefit obligation:
Net benefit obligation at January 1	$875	$1,251	$168	$210
Service cost	5	9	2	3
Interest cost	47	36	9	6
Plan participants’ contributions	—	—	4	4
Actuarial (gain) loss	23	(269)	(3)	(37)
Gross benefits paid	(74)	(152)	(20)	(18)
Net benefit obligation at December 31	876	875	160	168
Change in plan assets:
Fair value of plan assets at January 1	706	1,011	83	106
Actual return on plan assets	86	(204)	8	(17)
Employer contributions	14	51	8	8
Plan participants’ contributions	—	—	4	4
Gross benefits paid	(74)	(152)	(20)	(18)
Fair value of plan assets at December 31	732	706	83	83
Under funded status at December 31	($144)	($169)	($77)	($85)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2023	2022	2023	2022
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$14	$9
Current liabilities	(2)	(2)	(8)	(8)
Pension and other benefit obligations	(142)	(167)	(83)	(86)
Net amounts recognized at December 31	($144)	($169)	($77)	($85)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$337	$376	$11	$20
Prior service credit	(2)	(3)	—	—
	$335	$373	$11	$20

	Defined Benefit Pension Plans		OPEB Plans
IPL	2023	2022	2023	2022
Change in benefit obligation:
Net benefit obligation at January 1	$389	$567	$68	$84
Service cost	3	6	1	1
Interest cost	21	16	3	2
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss	9	(123)	(1)	(14)
Gross benefits paid	(35)	(77)	(8)	(7)
Net benefit obligation at December 31	387	389	65	68
Change in plan assets:
Fair value of plan assets at January 1	344	462	58	74
Actual return on plan assets	42	(92)	7	(12)
Employer contributions	1	51	2	1
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(35)	(77)	(8)	(7)
Fair value of plan assets at December 31	352	344	61	58
Under funded status at December 31	($35)	($45)	($4)	($10)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2023	2022	2023	2022
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$10	$6
Current liabilities	—	—	(1)	(2)
Pension and other benefit obligations	(35)	(45)	(13)	(14)
Net amounts recognized at December 31	($35)	($45)	($4)	($10)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$135	$154	$9	$14
Prior service credit	(1)	(1)	—	—
	$134	$153	$9	$14

	Defined Benefit Pension Plans		OPEB Plans
WPL	2023	2022	2023	2022
Change in benefit obligation:
Net benefit obligation at January 1	$381	$546	$65	$81
Service cost	2	3	1	1
Interest cost	20	16	3	2
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss	10	(117)	(2)	(13)
Gross benefits paid	(32)	(67)	(8)	(8)
Net benefit obligation at December 31	381	381	61	65
Change in plan assets:
Fair value of plan assets at January 1	291	450	14	17
Actual return on plan assets	35	(92)	1	(2)
Employer contributions	12	—	5	5
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(32)	(67)	(8)	(8)
Fair value of plan assets at December 31	306	291	14	14
Under funded status at December 31	($75)	($90)	($47)	($51)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2023	2022	2023	2022
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$4	$3
Current liabilities	—	—	(6)	(5)
Pension and other benefit obligations	(75)	(90)	(45)	(49)
Net amounts recognized at December 31	($75)	($90)	($47)	($51)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$148	$165	$3	$6
Prior service credit	—	—	—	—
	$148	$165	$3	$6

In 2023, actuarial losses related to benefit obligations for defined benefit pension plans were primarily due to decreases in the discount rates. In 2022, actuarial gains related to benefit obligations for defined benefit pension and OPEB plans were primarily due to increases in the discount rates.

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2023	2022	2023	2022
Accumulated benefit obligations	$857	$857	$160	$168
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	857	857	160	168
Fair value of plan assets	732	706	83	83
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	876	875	N/A	N/A
Fair value of plan assets	732	706	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2023	2022	2023	2022
Accumulated benefit obligations	$377	$379	$65	$68
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	377	379	65	68
Fair value of plan assets	352	344	61	58
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	387	389	N/A	N/A
Fair value of plan assets	352	344	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2023	2022	2023	2022
Accumulated benefit obligations	$373	$373	$61	$65
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	373	373	61	65
Fair value of plan assets	306	291	14	14
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	381	381	N/A	N/A
Fair value of plan assets	306	291	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2023	2022	2023	2022
Regulatory assets	$28	$30	$24	$25

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2024 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$12	$—	$10
OPEB plans	8	1	6

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2024	2025	2026	2027	2028	2029 - 2033
Defined benefit pension benefits	$73	$73	$74	$75	$75	$343
OPEB	17	17	16	16	15	65
	$90	$90	$90	$91	$90	$408

IPL	2024	2025	2026	2027	2028	2029 - 2033
Defined benefit pension benefits	$34	$34	$34	$33	$33	$151
OPEB	7	7	7	6	6	25
	$41	$41	$41	$39	$39	$176

WPL	2024	2025	2026	2027	2028	2029 - 2033
Defined benefit pension benefits	$32	$32	$31	$31	$31	$146
OPEB	7	7	6	6	6	24
	$39	$39	$37	$37	$37	$170

Investment Strategy for Plan Assets - Investment strategies for defined benefit pension and OPEB plan assets combine preservation of principal and prudent risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. Investment risk of plan assets is mitigated through diversification, including equity, fixed income and global asset strategies. Global asset strategies may include investments in global equity, global debt and currencies.

Defined Benefit Pension Plan Assets - The asset mix of defined benefit pension plans is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. An overlay management service is also used to help maintain target allocations and meet liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investments include, but are not limited to, direct ownership of real estate, oil and gas limited partnerships, securities of the managers’ firms or affiliate firms, and Alliant Energy securities. The allocations shown below exclude market exposure obtained through the overlay management service. At December 31, 2023, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	2%
Equity securities	47%	-	67%	56%
Global asset securities	0%	-	15%	5%
Fixed income securities	27%	-	47%	37%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. For VEBA trusts with assets greater than $5 million and the WPL 401(h) assets, the mix among asset classes is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. At December 31, 2023, the current target ranges and actual allocations for VEBA trusts with assets greater than $5 million and the WPL 401(h) assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Equity securities	0%	-	55%	36%
Fixed income securities	40%	-	100%	63%

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

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$19	$—	$19	$—	$79	$—	$79	$—
Equity securities	223	223	—	—	185	185	—	—
Global asset securities	39	39	—	—	35	35	—	—
Fixed income securities	143	31	112	—	130	30	100	—
Total assets in fair value hierarchy	424	$293	$131	$—	429	$250	$179	$—
Assets measured at net asset value	306				276
Accrued investment income	2				1
Total pension plan assets	$732				$706

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$9	$—	$9	$—	$62	$—	$62	$—
Equity securities	107	107	—	—	83	83	—	—
Global asset securities	19	19	—	—	16	16	—	—
Fixed income securities	69	15	54	—	58	13	45	—
Total assets in fair value hierarchy	204	$141	$63	$—	219	$112	$107	$—
Assets measured at net asset value	147				124
Accrued investment income	1				1
Total pension plan assets	$352				$344

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$8	$—	$8	$—	$13	$—	$13	$—
Equity securities	93	93	—	—	82	82	—	—
Global asset securities	16	16	—	—	16	16	—	—
Fixed income securities	60	13	47	—	57	13	44	—
Total assets in fair value hierarchy	177	$122	$55	$—	168	$111	$57	$—
Assets measured at net asset value	128				122
Accrued investment income	1				1
Total pension plan assets	$306				$291

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$9	$—	$9	$—	$3	$—	$3	$—
Equity securities	8	8	—	—	9	9	—	—
Global asset securities	—	—	—	—	1	1	—	—
Fixed income securities	47	47	—	—	47	46	1	—
Total assets in fair value hierarchy	64	$55	$9	$—	60	$56	$4	$—
Assets measured at net asset value	19				23
Total OPEB plan assets	$83				$83

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$1	$—	$1	$—
Equity securities	6	6	—	—	5	5	—	—
Fixed income securities	36	36	—	—	34	34	—	—
Total assets in fair value hierarchy	43	$42	$1	$—	40	$39	$1	$—
Assets measured at net asset value	18				18
Total OPEB plan assets	$61				$58

88

	2023				2022
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$—	$—	$—	$—
Equity securities	2	2	—	—	1	1	—	—
Fixed income securities	11	11	—	—	13	13	—	—
Total OPEB plan assets	$14	$13	$1	$—	$14	$14	$—	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2023 and 2022.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 8% and 10% of total assets in the 401(k) savings plans at December 31, 2023 and 2022, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
401(k) costs	$30	$28	$26	$14	$13	$13	$14	$13	$12

NOTE 13(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2023, performance shares and restricted stock units (performance- and time-vesting) were outstanding under the 2020 OIP, and 8 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Compensation expense	$12	$13	$14	$6	$7	$8	$5	$5	$6
Income tax benefits	3	3	4	2	2	2	1	1	2

As of December 31, 2023, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $8 million, $4 million and $3 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2023, 429,804 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

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

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	190,273	$54.13	196,429	$51.59	129,156	$54.63
Granted	108,712	55.68	74,106	54.45	73,112	46.19
Vested	(53,431)	64.04	(71,101)	47.48	—	—
Forfeited	(11,600)	53.88	(9,161)	53.99	(5,839)	51.07
Nonvested awards, December 31	233,954	52.60	190,273	54.13	196,429	51.59

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

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	198,275	$54.53	217,819	$50.54	146,549	$51.54
Granted	106,124	52.77	77,122	56.88	80,152	48.65
Vested	(55,345)	59.40	(82,770)	46.08	—	—
Forfeited	(14,795)	54.53	(13,896)	55.53	(8,882)	49.84
Nonvested units, December 31	234,259	52.58	198,275	54.53	217,819	50.54

Performance Restricted Stock Units - Equity Awards - Payouts of performance restricted stock units are based upon achievement of certain performance targets during a three-year performance period, which currently includes specified growth of consolidated net income from continuing operations, as well as a diversity metric for the 2022 and 2023 grants. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units under each award type. If minimum performance targets are not met during the performance period, these units are forfeited. Performance restricted stock units are to be paid out in shares and are accounted for as equity awards. The fair value of each performance restricted stock unit is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested units, January 1	199,874	$54.74	196,429	$50.74	197,463	$47.31
Granted	124,217	52.71	84,670	57.01	73,112	48.66
Vested	(53,431)	59.36	(71,101)	46.24	(68,307)	38.60
Forfeited	(13,021)	55.47	(10,124)	55.92	(5,839)	50.46
Nonvested units, December 31	257,639	52.76	199,874	54.74	196,429	50.74

NOTE 13(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which certain key employees may defer up to 100% of base salary and short-term cash incentive compensation and members of its Board of Directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and Board of Directors members may elect to have their deferrals credited to a company stock account, an interest account, equity accounts or mutual fund accounts based on certain benchmark funds.

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

	2023	2022
Carrying value	$13	$13
Fair market value	19	22

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2023 and 2022, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $21 million and $19 million, respectively.

NOTE 14. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure, dismantlement and management of several assets including, but not limited to, wind farms, active ash landfills, ash ponds, solar generation, above ground storage tanks and batteries. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Balance, January 1	$279	$294	$195	$213	$84	$81
Revisions in estimated cash flows	(6)	19	(9)	15	3	4
Liabilities settled	(51)	(48)	(44)	(39)	(7)	(9)
Liabilities incurred	16	6	1	—	15	6
Accretion expense	8	8	5	6	3	2
Balance, December 31	$246	$279	$148	$195	$98	$84

NOTE 15. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments were utilized for risk management purposes to mitigate pricing volatility for fuel used to supply natural gas-fired EGUs, natural gas supplied to retail customers, and purchased electricity, as well as optimize the value of natural gas pipeline capacity and electric generation, which may include swap, physical forward and option contracts. In addition, FTRs help manage transmission congestion costs in the MISO market. Risk policies are maintained that govern the use of such derivative instruments.

Notional Amounts - As of December 31, 2023, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas
	MWhs	Years	MWhs	Years	Dths	Years
Alliant Energy	1,640	2024-2026	11,927	2024	176,349	2024-2032
IPL	673	2024-2026	5,336	2024	74,360	2024-2030
WPL	967	2024-2026	6,591	2024	101,989	2024-2032

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

	Alliant Energy		IPL		WPL
	2023	2022	2023	2022	2023	2022
Current derivative assets	$44	$111	$30	$69	$14	$42
Non-current derivative assets	44	126	24	69	20	57
Current derivative liabilities	51	59	22	40	29	19
Non-current derivative liabilities	47	20	8	6	39	14

In 2023, Alliant Energy’s, IPL’s and WPL’s derivative assets decreased primarily due to settlements of natural gas and electricity contracts, and lower natural gas prices. Alliant Energy’s, IPL’s and WPL’s non-current derivative liabilities increased primarily due to lower natural gas prices. Alliant Energy’s and IPL’s current derivative liabilities decreased primarily due to settlements of natural gas contracts. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2023 and 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
2023
Derivative assets	$88	$47	$54	$32	$34	$15
Derivative liabilities	98	57	30	8	68	49
2022
Derivative assets	237	193	138	108	99	85
Derivative liabilities	79	35	46	16	33	19

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of December 31, 2023, $1 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of December 31, 2023, accumulated other comprehensive income included $1 million of income related to the interest rate swap. In 2023, $3 million of reductions to interest expense were recorded in Alliant Energy’s income statement related to the interest rate swap.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2023					2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$45	$45	$—	$—	$45	$10	$10	$—	$—	$10
Commodity derivatives	88	—	59	29	88	237	—	206	31	237
Interest rate derivatives	1	—	1	—	1	—	—	—	—	—
Deferred proceeds	216	—	—	216	216	185	—	—	185	185
Liabilities and equity:
Commodity derivatives	98	—	93	5	98	79	—	67	12	79
Long-term debt (incl. current maturities)	9,034	—	8,677	—	8,677	8,076	—	7,338	1	7,339

IPL	2023					2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$45	$45	$—	$—	$45	$10	$10	$—	$—	$10
Commodity derivatives	54	—	30	24	54	138	—	111	27	138
Deferred proceeds	216	—	—	216	216	185	—	—	185	185
Liabilities and equity:
Commodity derivatives	30	—	25	5	30	46	—	35	11	46
Long-term debt (incl. current maturities)	3,945	—	3,664	—	3,664	3,646	—	3,228	—	3,228

WPL	2023					2022
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$34	$—	$29	$5	$34	$99	$—	$95	$4	$99
Liabilities and equity:
Commodity derivatives	68	—	68	—	68	33	—	32	1	33
Long-term debt	3,070	—	2,933	—	2,933	2,770	—	2,542	—	2,542

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2023	2022	2023	2022
Beginning balance, January 1	$19	$29	$185	$214
Total net gains (losses) included in changes in net assets (realized/unrealized)	3	(18)	—	—
Purchases	62	79	—	—
Sales	(3)	(2)	—	—
Settlements (a)	(57)	(69)	31	(29)
Ending balance, December 31	$24	$19	$216	$185
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$3	($18)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2023	2022	2023	2022
Beginning balance, January 1	$16	$18	$185	$214
Total net losses included in changes in net assets (realized/unrealized)	(3)	(12)	—	—
Purchases	51	58	—	—
Sales	(3)	(1)	—	—
Settlements (a)	(42)	(47)	31	(29)
Ending balance, December 31	$19	$16	$216	$185
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($3)	($13)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2023	2022
Beginning balance, January 1	$3	$11
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(6)
Purchases	11	21
Sales	—	(1)
Settlements (a)	(15)	(22)
Ending balance, December 31	$5	$3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$6	($5)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2023	$3	$21	$3	$16	$—	$5
2022	(10)	29	(9)	25	(1)	4

NOTE 17. COMMITMENTS AND CONTINGENCIES
NOTE 17(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of solar generation, WPL’s expansion of battery storage, and IPL’s repowering of the existing Franklin County wind farm. At December 31, 2023, Alliant Energy’s, IPL’s, and WPL’s minimum future commitments in 2024 for these projects were $188 million, $131 million, and $57 million, respectively.

NOTE 17(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2023, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

Alliant Energy	2024	2025	2026	2027	2028	Thereafter	Total
Natural gas	$301	$187	$123	$78	$49	$142	$880
Coal	94	49	8	8	6	—	165
Other (a)	61	17	14	9	2	22	125
	$456	$253	$145	$95	$57	$164	$1,170

IPL	2024	2025	2026	2027	2028	Thereafter	Total
Natural gas	$165	$86	$47	$35	$14	$25	$372
Coal	49	35	8	8	6	—	106
Other (a)	23	2	2	2	2	22	53
	$237	$123	$57	$45	$22	$47	$531

WPL	2024	2025	2026	2027	2028	Thereafter	Total
Natural gas	$136	$101	$76	$43	$35	$117	$508
Coal	45	14	—	—	—	—	59
Other (a)	23	1	1	—	—	—	25
	$204	$116	$77	$43	$35	$117	$592

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2023.

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

As of December 31, 2023, the currently known partnership obligations for the abandonment obligations are estimated at $49 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $49 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2023 and 2022.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $51 million as of December 31, 2023 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2023 and 2022.

Transfers of Renewable Tax Credits - In 2023, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash. IPL and WPL provided indemnifications associated with $76 million and $22 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in 2023 in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

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

Manufactured Gas Plant Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2023, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the

MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

NOTE 17(g) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with FERC requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2022, the U.S. Court of Appeals for the District of Columbia vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings, which may result in additional changes to the base return on equity authorized for the MISO transmission owners. As a result of the 2022 court decision, Alliant Energy recorded a $6 million reduction in “Equity income from unconsolidated investments” in its income statement in 2022 to reflect the anticipated reduction in the base return on equity authorized for the MISO transmission owners. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 17(h) Collective Bargaining Agreements - At December 31, 2023, employees covered by collective bargaining agreements represented 53%, 69% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2024, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 53% of total employees of Alliant Energy and IPL, respectively.

NOTE 18. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2023 are:
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

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2023	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,345	$540	$52	$3,937	$90	$4,027
Depreciation and amortization	602	60	6	668	8	676
Operating income	827	70	19	916	27	943
Interest expense				304	90	394
Equity income from unconsolidated investments, net	(3)	—	—	(3)	(58)	(61)
Income taxes				2	2	4
Net income (loss) attributable to Alliant Energy common shareowners				711	(8)	703
Total assets	17,833	1,684	606	20,123	1,114	21,237
Investments in equity method subsidiaries	21	—	—	21	564	585
Construction and acquisition expenditures	1,641	90	—	1,731	123	1,854

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2022	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,421	$642	$49	$4,112	$93	$4,205
Depreciation and amortization	601	56	7	664	7	671
Operating income	805	97	3	905	23	928
Interest expense				269	56	325
Equity income from unconsolidated investments, net	(1)	—	—	(1)	(50)	(51)
Income taxes				16	6	22
Net income attributable to Alliant Energy common shareowners				675	11	686
Total assets	16,571	1,631	860	19,062	1,101	20,163
Investments in equity method subsidiaries	20	—	—	20	522	542
Construction and acquisition expenditures	1,318	74	—	1,392	92	1,484

					ATC Holdings,
	Utility				Non-utility,	Alliant Energy
2021	Electric	Gas	Other	Total	Parent and Other	Consolidated
Revenues	$3,081	$456	$49	$3,586	$83	$3,669
Depreciation and amortization	591	54	6	651	6	657
Operating income (loss)	716	63	(11)	768	27	795
Interest expense				244	33	277
Equity income from unconsolidated investments, net	(2)	—	—	(2)	(60)	(62)
Income tax expense (benefit)				(87)	13	(74)
Net income attributable to Alliant Energy common shareowners				618	41	659
Total assets	14,924	1,487	1,103	17,514	1,039	18,553
Investments in equity method subsidiaries	17	—	—	17	491	508
Construction and acquisition expenditures	980	90	—	1,070	99	1,169

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

2023	Electric	Gas	Other	Total
Revenues	$1,761	$300	$49	$2,110
Depreciation and amortization	348	34	6	388
Operating income	390	35	19	444
Interest expense				155
Income tax benefit				(58)
Net income available for common stock				366
Total assets	9,311	921	257	10,489
Construction and acquisition expenditures	671	41	—	712

2022	Electric	Gas	Other	Total
Revenues	$1,859	$351	$46	$2,256
Depreciation and amortization	342	32	7	381
Operating income	397	53	3	453
Interest expense				148
Income tax benefit				(50)
Net income available for common stock				360
Total assets	8,686	872	517	10,075
Construction and acquisition expenditures	336	36	—	372

2021	Electric	Gas	Other	Total
Revenues	$1,752	$265	$46	$2,063
Depreciation and amortization	338	31	6	375
Operating income (loss)	420	43	(3)	460
Interest expense				139
Income tax benefit				(36)
Net income available for common stock				350
Total assets	8,602	819	575	9,996
Construction and acquisition expenditures	342	42	—	384

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

2023	Electric	Gas	Other	Total
Revenues	$1,584	$240	$3	$1,827
Depreciation and amortization	254	26	—	280
Operating income	437	35	—	472
Interest expense				149
Income taxes				60
Net income				345
Total assets	8,522	763	349	9,634
Construction and acquisition expenditures	970	49	—	1,019

2022	Electric	Gas	Other	Total
Revenues	$1,562	$291	$3	$1,856
Depreciation and amortization	259	24	—	283
Operating income	408	44	—	452
Interest expense				121
Income taxes				66
Net income				315
Total assets	7,885	759	343	8,987
Construction and acquisition expenditures	982	38	—	1,020

2021	Electric	Gas	Other	Total
Revenues	$1,329	$191	$3	$1,523
Depreciation and amortization	253	23	—	276
Operating income (loss)	296	20	(8)	308
Interest expense				105
Income tax benefit				(51)
Net income				268
Total assets	6,322	668	528	7,518
Construction and acquisition expenditures	638	48	—	686

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

	IPL			WPL
	2023	2022	2021	2023	2022	2021
Corporate Services billings	$181	$181	$180	$163	$155	$154
Sales credited	11	19	22	55	74	23
Purchases billed	431	435	441	35	174	116

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2023	2022
IPL	$129	$103
WPL	72	56

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2023	2022	2021
ATC billings to WPL	$159	$140	$122
WPL billings to ATC	20	18	18

As of December 31, 2023 and 2022, WPL owed ATC net amounts of $10 million and $10 million, respectively.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 10 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2023 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2023.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2023, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s 2023 financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 16, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2024 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2024 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2024 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Alliant Energy’s equity compensation plans as of December 31, 2023 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	1,217,445 (a)	$52.66	7,714,741 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	1,217,445	$52.66	7,714,741

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
(b)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2023, there were performance shares and restricted stock units (performance- and time-vesting) outstanding under the 2020 OIP, the only plan under which such equity awards are currently granted.
(c)As of December 31, 2023, there were 379,006 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 13(c).
(d)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 for Alliant Energy, and the information required by Item 12 for each of IPL and WPL, is incorporated herein by reference to the relevant information in the 2024 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2024 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2024 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2023		2022		2023		2022
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,468	95%	$1,351	95%	$1,228	92%	$1,096	91%
Audit-related fees	57	4%	56	4%	103	8%	94	8%
Tax fees	8	1%	10	1%	7	—%	8	1%
All other fees	4	—%	7	—%	4	—%	5	—%
	$1,537	100%	$1,424	100%	$1,342	100%	$1,203	100%

IPL’s and WPL’s audit fees for 2023 and 2022 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiaries and WPL and its subsidiaries, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2023 and 2022 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2023 and 2022 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2023 and 2022 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2023 and 2022 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data for Alliant Energy’s, IPL’s and WPL’s financial statements and Reports of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID No. 34).

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2023	2022	2021
	(in millions)
Operating expenses	$3	$9	$5
Operating loss	(3)	(9)	(5)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(742)	(707)	(664)
Interest expense	34	6	1
Other	4	1	1
Total other (income) and deductions	(704)	(700)	(662)
Income before income taxes	701	691	657
Income tax expense (benefit)	(5)	2	(5)
Net income	$706	$689	$662
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2023	2022
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$96	$65
Other	1	1
Total current assets	97	66
Investments:
Investments in consolidated subsidiaries	8,405	7,801
Other	2	2
Total investments	8,407	7,803
Other assets	90	97
Total assets	$8,594	$7,966

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$157	$352
Notes payable to affiliated companies	1,068	1,318
Other	10	10
Total current liabilities	1,235	1,680
Long-term debt, net	568	—
Other liabilities	2	1
Common equity:
Common stock and additional paid-in capital	3,033	2,780
Retained earnings	3,768	3,518
Accumulated other comprehensive income	1	—
Shares in deferred compensation trust	(13)	(13)
Total common equity	6,789	6,285
Total liabilities and equity	$8,594	$7,966
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2023	2022	2021
	(in millions)
Net cash flows from operating activities	$445	$492	$494
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(325)	(530)	(295)
Net change in notes receivable from and payable to affiliates	(281)	369	(21)
Dividends from consolidated subsidiaries in excess of equity earnings	—	—	50
Net cash flows used for investing activities	(606)	(161)	(266)
Cash flows from (used for) financing activities:
Common stock dividends	(456)	(428)	(403)
Proceeds from issuance of common stock, net	246	25	28
Proceeds from issuance of long-term debt	565	—	—
Net change in commercial paper	(195)	73	147
Other	1	(1)	—
Net cash flows from (used for) financing activities	161	(331)	(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($27)	($6)	($1)
Income taxes, net	$22	$15	$4
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2023 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	(Charged to		Balance,
Description	January 1	Expense)	Deductions (a)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (b)
Year ended December 31, 2023	$7	$20	$19	$8
Year ended December 31, 2022	11	17	21	7
Year ended December 31, 2021	18	12	19	11
IPL (b)
Year ended December 31, 2023	$—	$11	$11	$—
Year ended December 31, 2022	1	7	8	—
Year ended December 31, 2021	1	6	6	1
WPL
Year ended December 31, 2023	$7	$9	$8	$8
Year ended December 31, 2022	10	10	13	7
Year ended December 31, 2021	17	6	13	10
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective balance sheets.

(a)Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.
(b)Refer to Note 5(b) for discussion of IPL’s sales of accounts receivable program.

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
4.1
Amended and Restated Five-Year Master Credit Agreement, effective December 17, 2021, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed December 21, 2021 (File No. 1-9894))

4.1a
First Amendment to Amended and Restated Five-Year Master Credit Agreement, effective March 15, 2023, among Alliant Energy, IPL, WPL, Wells Fargo Bank, N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9894))

4.2
Indenture, dated as of March 2, 2023, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed March 3, 2023 (File No. 1-9894))

4.3
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.4
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

Exhibit Number	Description
4.5
Indenture, dated as of February 28, 2022, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed March 1, 2022 (File No. 1-9894))

4.6
Indenture, dated as of November 10, 2023, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed November 13, 2023 (File No. 1-9894))

4.7
Indenture, dated as of June 20, 1997, between WPL and U.S. Bank Trust Company, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.7a
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, N.A., as Original Trustee, and U.S. Bank N.A., as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

4.8	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.9
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.10
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

4.13	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
4.14	Officers’ Certificate, dated as of April 2, 2020, creating WPL’s 3.65% Debentures due April 1, 2050 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed April 2, 2020 (File No. 0-337))
4.15
Officers’ Certificate, dated as of August 15, 2022, creating WPL’s 3.950% Debentures due September 1, 2032 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 15, 2022 (File No. 0-337))

4.16
Officers’ Certificate, dated as of March 30, 2023, creating WPL's 4.950% Debentures due April 1, 2033 (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed March 30, 2023 (File No. 0-337))

4.17
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.18
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.19	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.19a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

4.21
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

4.23a
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

4.27
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

4.28
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.29
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

4.30
Officer’s Certificate, dated as of November 19, 2021, creating IPL’s 3.1% Senior Debentures due November 30, 2051 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 19, 2021 (File No. 1-4117))

4.31
Officer’s Certificate, dated as of September 21, 2023, creating IPL’s 5.70% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 21, 2023 (File No. 1-4117))

4.32	Description of Common Stock of Alliant Energy
10.1
Term Loan Credit Agreement, dated as of March 3, 2022, among AEF, Alliant Energy, U.S. Bank N.A. and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 4, 2022 (File No. 1-9894))

Exhibit Number	Description
10.1a
Incremental Term Loan Amendment, dated as of December 7, 2022, among AEF, Alliant Energy, CoBank ACB as incremental lender, and U.S. Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.1a to Alliant Energy's Form 10-K for the year 2022 (File No. 1-9894))

10.2#	2020 OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 9, 2020 (File No. 1-9894))
10.2a#	Form of Performance Share Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1a to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))
10.2b#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1b to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))
10.2c#
Form of Performance Restricted Stock Unit Agreement pursuant to the 2020 OIP (incorporated by reference to Exhibit 10.1c to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2020 (File No. 1-9894))

10.2d#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3d to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.2e#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3e to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.2f#
Form of Performance Restricted Stock Unit Agreement (Diversity Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3f to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.2g#
Form of Performance Restricted Stock Unit Agreement (Net Income Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3g to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.2h#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2024
10.3#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed December 14, 2010 (File No. 1-9894))
10.3a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.3b#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.4b to Alliant Energy's Form 10-K for the year 2022 (File No. 1-9894))
10.4#
IES Industries Inc. Amended and Restated Key Employee Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-K for the year 2015 (File No. 1-9894))

10.5#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.5a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.5b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.6#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))
10.6a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.7#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.8#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of J.O. Larsen and L.M. Barton (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.9#
Form of KEESA, by and between Alliant Energy and each of R.J. Durian, D.A. de Leon, T.L. Kouba and R. Sundararajan (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.10#
Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-9894))

10.11#	Terms of Alliant Energy Executive Short-term Incentive Plan
10.12#	Form of Sign-On Bonus Reimbursement Agreement (incorporated by reference to Exhibit 10.14 to Alliant Energy's Form 10-K for the year 2022 (File No. 1-9894))
10.13#	Form of Relocation Reimbursement Agreement
10.14#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2024
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL

Exhibit Number	Description
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
97	Alliant Energy Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 16th day of February 2024.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President and Chief Executive Officer	Chief Executive Officer	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 16th day of February 2024.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ Lisa M. Barton	/s/ Lisa M. Barton	/s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ John O. Larsen	/s/ John O. Larsen	/s/ John O. Larsen
John O. Larsen, Executive Chairman, Chairman of the Board and Director	John O. Larsen, Executive Chairman, Chairman of the Board and Director	John O. Larsen, Executive Chairman, Chairman of the Board and Director

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina
Ignacio A. Cortina, Director	Ignacio A. Cortina, Director	Ignacio A. Cortina, Director

/s/ Stephanie L. Cox	/s/ Stephanie L. Cox	/s/ Stephanie L. Cox
Stephanie L. Cox, Director	Stephanie L. Cox, Director	Stephanie L. Cox, Director

/s/ N. Joy Falotico	/s/ N. Joy Falotico	/s/ N. Joy Falotico
N. Joy Falotico, Director	N. Joy Falotico, Director	N. Joy Falotico, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

