Form 10-Q
period 2024-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2024-05-03
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2024:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,379,032 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2023 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2023	IUB	Iowa Utilities Board
AEF	Alliant Energy Finance, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	Allowance for funds used during construction	MISO	Midcontinent Independent System Operator, Inc.
Alliant Energy	Alliant Energy Corporation	MW	Megawatt
ATC	American Transmission Company LLC	MWh	Megawatt-hour
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	SEC	Securities and Exchange Commission
Financial Statements	Condensed Consolidated Financial Statements	U.S.	United States of America
FTR	Financial transmission right	West Riverside	West Riverside Energy Center and Solar Facility
GAAP	U.S. generally accepted accounting principles	Whiting Petroleum	Whiting Petroleum Corporation
IPL	Interstate Power and Light Company	WPL	Wisconsin Power and Light Company

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
•economic conditions and the impact of business or facility closures in IPL’s and WPL’s service territories;
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
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, and remaining costs related to EGUs that may be permanently closed and certain other retired assets, decreases in sales volumes, earning their authorized rates of return, payments to their parent of expected levels of dividends, and the impact of rate design on current and potential customers’ demand for energy in their service territories;
•weather effects on utility sales volumes and operations;
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
•WPL’s ability to obtain rate relief to allow for the return on costs of solar generation projects that exceed initial cost estimates;
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
•disruptions to ongoing operations and the supply of materials, services, equipment and commodities needed to construct solar generation, battery storage and electric and gas distribution projects, which may result from geopolitical issues, supplier manufacturing constraints, regulatory requirements, labor issues or transportation issues, and thus affect the ability to meet capacity requirements and result in increased capacity expense;
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
•issues associated with environmental remediation and environmental compliance, including compliance with all environmental and emissions permits and future changes in environmental laws and regulations, including the Coal Combustion Residuals Rule, Cross-State Air Pollution Rule and federal, state or local regulations for greenhouse gases emissions reductions from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2023 Form 10-K.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Revenues:
Electric utility	$791	$768
Gas utility	205	276
Other utility	13	11
Non-utility	22	22
Total revenues	1,031	1,077
Operating expenses:
Electric production fuel and purchased power	163	157
Electric transmission service	152	146
Cost of gas sold	114	181
Other operation and maintenance	160	174
Depreciation and amortization	189	166
Taxes other than income taxes	31	31
Total operating expenses	809	855
Operating income	222	222
Other (income) and deductions:
Interest expense	107	94
Equity income from unconsolidated investments, net	(15)	(17)
Allowance for funds used during construction	(19)	(19)
Other	1	3
Total other (income) and deductions	74	61
Income before income taxes	148	161
Income tax benefit	(10)	(2)
Net income attributable to Alliant Energy common shareowners	$158	$163
Weighted average number of common shares outstanding:
Basic	256.2	251.2
Diluted	256.5	251.4
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.62	$0.65

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32	$62
Accounts receivable, less allowance for expected credit losses	426	475
Production fuel, at weighted average cost	60	62
Gas stored underground, at weighted average cost	52	79
Materials and supplies, at weighted average cost	208	202
Regulatory assets	218	232
Other	112	160
Total current assets	1,108	1,272
Property, plant and equipment, net	17,354	17,157
Investments:
ATC Holdings	392	386
Other	219	216
Total investments	611	602
Other assets:
Regulatory assets	2,002	2,029
Deferred charges and other	173	177
Total other assets	2,175	2,206
Total assets	$21,248	$21,237

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$809	$809
Commercial paper	334	475
Accounts payable	438	611
Regulatory liabilities	100	107
Other	303	302
Total current liabilities	1,984	2,304
Long-term debt, net (excluding current portion)	8,524	8,225
Other liabilities:
Deferred tax liabilities	2,038	2,042
Regulatory liabilities	1,036	1,023
Pension and other benefit obligations	245	249
Other	604	617
Total other liabilities	3,923	3,931
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,379,032 and 256,096,848 shares outstanding	3	3
Additional paid-in capital	3,033	3,030
Retained earnings	3,791	3,756
Accumulated other comprehensive income	2	1
Shares in deferred compensation trust - 341,937 and 379,006 shares at a weighted average cost of $34.96 and $34.48 per share	(12)	(13)
Total Alliant Energy Corporation common equity	6,817	6,777
Total liabilities and equity	$21,248	$21,237

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$158	$163
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	189	166
Other	(18)	(6)
Other changes in assets and liabilities:
Accounts receivable	(116)	(86)
Gas stored underground	27	68
Derivative assets	30	115
Regulatory assets	35	(32)
Accounts payable	12	(97)
Regulatory liabilities	(14)	(95)
Other	4	(8)
Net cash flows from operating activities	307	188
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(478)	(417)
Other	(32)	(34)
Cash receipts on sold receivables	155	173
Proceeds from sale of partial ownership interest in West Riverside	—	25
Other	2	(10)
Net cash flows used for investing activities	(353)	(263)
Cash flows from financing activities:
Common stock dividends	(123)	(113)
Proceeds from issuance of long-term debt	597	862
Payments to retire long-term debt	(300)	—
Net change in commercial paper and other short-term borrowings	(141)	(532)
Other	(15)	(5)
Net cash flows from financing activities	18	212
Net increase (decrease) in cash, cash equivalents and restricted cash	(28)	137
Cash, cash equivalents and restricted cash at beginning of period	63	24
Cash, cash equivalents and restricted cash at end of period	$35	$161
Supplemental cash flows information:
Cash paid during the period for:
Interest	($97)	($93)
Income taxes, net	($2)	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$204	$254
Beneficial interest obtained in exchange for securitized accounts receivable	$184	$153

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions)
Revenues:
Electric utility	$392	$388
Gas utility	108	150
Steam and other	13	11
Total revenues	513	549
Operating expenses:
Electric production fuel and purchased power	67	47
Electric transmission service	103	104
Cost of gas sold	60	95
Other operation and maintenance	86	95
Depreciation and amortization	96	96
Taxes other than income taxes	16	16
Total operating expenses	428	453
Operating income	85	96
Other (income) and deductions:
Interest expense	42	37
Allowance for funds used during construction	(10)	(3)
Other	—	1
Total other (income) and deductions	32	35
Income before income taxes	53	61
Income tax benefit	(10)	(11)
Net income	$63	$72
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$53
Accounts receivable, less allowance for expected credit losses	204	242
Production fuel, at weighted average cost	29	27
Gas stored underground, at weighted average cost	17	35
Materials and supplies, at weighted average cost	126	122
Regulatory assets	85	93
Other	42	51
Total current assets	515	623
Property, plant and equipment, net	8,450	8,298
Other assets:
Regulatory assets	1,482	1,484
Deferred charges and other	85	84
Total other assets	1,567	1,568
Total assets	$10,532	$10,489

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$500	$500
Accounts payable	213	262
Accrued taxes	61	50
Accrued interest	49	40
Regulatory liabilities	79	72
Other	97	101
Total current liabilities	999	1,025
Long-term debt, net (excluding current portion)	3,445	3,445
Other liabilities:
Deferred tax liabilities	1,098	1,091
Regulatory liabilities	569	572
Pension and other benefit obligations	49	51
Other	335	331
Total other liabilities	2,051	2,045
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	2,937	2,887
Retained earnings	1,067	1,054
Total Interstate Power and Light Company common equity	4,037	3,974
Total liabilities and equity	$10,532	$10,489

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$63	$72
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	96	96
Other	(11)	1
Other changes in assets and liabilities:
Accounts receivable	(119)	(106)
Gas stored underground	18	34
Derivative assets	20	69
Accounts payable	(7)	(56)
Regulatory liabilities	4	(59)
Other	12	(27)
Net cash flows from operating activities	76	24
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(253)	(101)
Cash receipts on sold receivables	155	173
Other	(9)	(2)
Net cash flows from (used for) investing activities	(107)	70
Cash flows used for financing activities:
Common stock dividends	(50)	(70)
Capital contributions from parent	50	—
Other	(10)	(4)
Net cash flows used for financing activities	(10)	(74)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41)	20
Cash, cash equivalents and restricted cash at beginning of period	53	15
Cash, cash equivalents and restricted cash at end of period	$12	$35
Supplemental cash flows information:
Cash paid during the period for:
Interest	($32)	($37)
Income taxes, net	($2)	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$110	$98
Beneficial interest obtained in exchange for securitized accounts receivable	$184	$153

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions)
Revenues:
Electric utility	$399	$380
Gas utility	97	126
Total revenues	496	506
Operating expenses:
Electric production fuel and purchased power	96	109
Electric transmission service	49	42
Cost of gas sold	53	86
Other operation and maintenance	63	66
Depreciation and amortization	90	68
Taxes other than income taxes	14	14
Total operating expenses	365	385
Operating income	131	121
Other (income) and deductions:
Interest expense	41	36
Allowance for funds used during construction	(9)	(16)
Other	1	1
Total other (income) and deductions	33	21
Income before income taxes	98	100
Income tax expense	6	12
Net income	$92	$88
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$7
Accounts receivable, less allowance for expected credit losses	209	219
Production fuel, at weighted average cost	31	35
Gas stored underground, at weighted average cost	35	44
Materials and supplies, at weighted average cost	78	77
Regulatory assets	133	139
Prepaid gross receipts tax	38	49
Other	19	43
Total current assets	554	613
Property, plant and equipment, net	8,450	8,415
Other assets:
Regulatory assets	520	545
Deferred charges and other	57	61
Total other assets	577	606
Total assets	$9,581	$9,634

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$318
Accounts payable	174	293
Accrued interest	42	40
Regulatory liabilities	21	35
Other	105	89
Total current liabilities	342	775
Long-term debt, net	3,367	3,070
Other liabilities:
Deferred tax liabilities	811	827
Regulatory liabilities	467	451
Pension and other benefit obligations	119	121
Other	480	493
Total other liabilities	1,877	1,892
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,478
Retained earnings	1,396	1,353
Total Wisconsin Power and Light Company common equity	3,995	3,897
Total liabilities and equity	$9,581	$9,634

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$92	$88
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	90	68
Other	(11)	(12)
Other changes in assets and liabilities:
Gas stored underground	9	35
Derivative assets	12	46
Regulatory assets	29	(37)
Accounts payable	15	(48)
Derivative liabilities	(4)	28
Regulatory liabilities	(18)	(35)
Other	27	52
Net cash flows from operating activities	241	185
Cash flows used for investing activities:
Construction and acquisition expenditures	(225)	(316)
Proceeds from sale of partial ownership interest in West Riverside	—	25
Other	12	(4)
Net cash flows used for investing activities	(213)	(295)
Cash flows from (used for) financing activities:
Common stock dividends	(49)	(46)
Capital contributions from parent	55	180
Proceeds from issuance of long-term debt	297	297
Net change in commercial paper	(318)	(230)
Other	(9)	(10)
Net cash flows from (used for) financing activities	(24)	191
Net increase in cash, cash equivalents and restricted cash	4	81
Cash, cash equivalents and restricted cash at beginning of period	7	5
Cash, cash equivalents and restricted cash at end of period	$11	$86
Supplemental cash flows information:
Cash paid during the period for:
Interest	($40)	($40)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$91	$152

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2023 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Tax-related	$939	$934	$839	$831	$100	$103
Pension and OPEB costs	340	347	168	171	172	176
Assets retired early	267	273	253	259	14	14
Asset retirement obligations (AROs)	200	194	165	160	35	34
Commodity cost recovery	100	120	5	12	95	108
Derivatives	97	102	33	34	64	68
WPL’s Western Wisconsin gas distribution expansion investments	44	44	—	—	44	44
IPL’s Duane Arnold Energy Center PPA amendment	36	42	36	42	—	—
Other	197	205	68	68	129	137
	$2,220	$2,261	$1,567	$1,577	$653	$684

Derivatives - Refer to Note 10 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the three months ended March 31, 2024, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Tax-related	$563	$566	$297	$299	$266	$267
Cost of removal obligations	380	366	241	242	139	124
Derivatives	49	65	28	34	21	31
Commodity cost recovery	61	48	25	13	36	35
Other	83	85	57	56	26	29
	$1,136	$1,130	$648	$644	$488	$486

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
WPL currently expects construction costs associated with its approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $180 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of March 31, 2024 given construction costs were reasonably and prudently incurred.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2024, IPL amended and extended through March 2026 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2024, IPL had $92 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2024	2023
Maximum outstanding aggregate cash proceeds	$79	$89
Average outstanding aggregate cash proceeds	24	58

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2024	December 31, 2023
Customer accounts receivable	$125	$130
Unbilled utility revenues	89	98
Other receivables	1	1
Receivables sold to third party	215	229
Less: cash proceeds	18	1
Deferred proceeds	197	228
Less: allowance for expected credit losses	13	12
Fair value of deferred proceeds	$184	$216

As of March 31, 2024, outstanding receivables past due under the Receivables Agreement were $22 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2024	2023
Collections	$557	$591
Write-offs, net of recoveries	3	2

Effective April 2024, the limit on cash proceeds under the Receivables Agreement is $80 million.

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2024	2023
ATC Holdings	($12)	($13)
Other	(3)	(4)
	($15)	($17)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2024	256,096,848
Shareowner Direct Plan	127,917
Equity-based compensation plans	154,267
Shares outstanding, March 31, 2024	256,379,032

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			158			158
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		(3)			1	(2)
Other comprehensive income, net of tax				1		1
Ending balance, March 31, 2024	$3	$3,033	$3,791	$2	($12)	$6,817
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$6,276
Net income attributable to Alliant Energy common shareowners			163			163
Common stock dividends ($0.4525 per share)			(113)			(113)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		(3)				(3)
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, March 31, 2023	$3	$2,780	$3,559	($1)	($13)	$6,328

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			63	63
Common stock dividends			(50)	(50)
Capital contributions from parent		50		50
Ending balance, March 31, 2024	$33	$2,937	$1,067	$4,037
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			72	72
Common stock dividends			(70)	(70)
Ending balance, March 31, 2023	$33	$2,807	$970	$3,810

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			92	92
Common stock dividends			(49)	(49)
Capital contributions from parent		55		55
Ending balance, March 31, 2024	$66	$2,533	$1,396	$3,995
Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$3,491
Net income			88	88
Common stock dividends			(46)	(46)
Capital contributions from parent		180		180
Ending balance, March 31, 2023	$66	$2,413	$1,234	$3,713

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In March 2024, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $500 million for Alliant Energy at the parent company level, $200 million for IPL and $300 million for WPL, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2024	Alliant Energy	IPL	WPL
Amount outstanding	$334	$—	$—
Weighted average interest rates	5.5%	—%	—%
Available credit facility capacity	$666	$200	$300

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2024	2023	2024	2023	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$632	$793	$14	$—	$390	$349
Average amount outstanding (based on daily outstanding balances)	$487	$574	$1	$—	$255	$304
Weighted average interest rates	5.5%	4.8%	5.5%	—%	5.5%	4.8%

NOTE 7(b) Long-term Debt - In March 2024, AEF entered into a $300 million variable rate (6% as of March 31, 2024) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2025. This term loan credit agreement amends and restates the term loan credit agreement that expired in March 2024, and retired the $300 million variable rate term loan set forth therein. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. In March 2024, WPL issued $300 million of 5.375% debentures due 2034. WPL’s debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be allocated or disbursed for the development and acquisition of WPL’s solar EGUs.

Convertible Senior Notes - As of March 31, 2024, the conditions allowing holders of Alliant Energy’s convertible senior notes due 2026 (the Notes) to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of March 31, 2024, the net carrying amount of the Notes was $569 million, with unamortized debt issuance costs of $6 million, and the estimated fair value (Level 2) of the Notes was $567 million. As of March 31, 2024, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2024	2023	2024	2023	2024	2023
Electric Utility:
Retail - residential	$297	$285	$150	$143	$147	$142
Retail - commercial	186	185	114	112	72	73
Retail - industrial	223	216	112	107	111	109
Wholesale	47	46	13	12	34	34
Bulk power and other	38	36	3	14	35	22
Total Electric Utility	791	768	392	388	399	380
Gas Utility:
Retail - residential	126	167	68	93	58	74
Retail - commercial	61	88	30	44	31	44
Retail - industrial	5	7	3	4	2	3
Transportation/other	13	14	7	9	6	5
Total Gas Utility	205	276	108	150	97	126
Other Utility:
Steam	12	10	12	10	—	—
Other utility	1	1	1	1	—	—
Total Other Utility	13	11	13	11	—	—
Non-Utility and Other:
Travero and other	22	22	—	—	—	—
Total Non-Utility and Other	22	22	—	—	—	—
Total revenues	$1,031	$1,077	$513	$549	$496	$506

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three months ended March 31, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences.

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Overall income tax rate	(7%)	(1%)	(19%)	(18%)	6%	12%

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2024, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2044	$403	$6	$1
Federal tax credits	2032-2044	685	462	214

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

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2024	2023	2024	2023
Service cost	$1	$1	$—	$1
Interest cost	11	11	2	2
Expected return on plan assets	(13)	(13)	(1)	(1)
Amortization of actuarial loss	6	7	—	—
	$5	$6	$1	$2

	Defined Benefit Pension Plans		OPEB Plans
IPL	2024	2023	2024	2023
Service cost	$1	$1	$—	$—
Interest cost	5	5	1	1
Expected return on plan assets	(7)	(7)	(1)	(1)
Amortization of actuarial loss	2	3	—	—
	$1	$2	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2024	2023	2024	2023
Interest cost	$5	$5	$1	$1
Expected return on plan assets	(6)	(5)	—	—
Amortization of actuarial loss	3	3	—	—
	$2	$3	$1	$1

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Compensation expense	$4	$3	$2	$2	$2	$1
Income tax benefits	1	1	1	—	—	—

As of March 31, 2024, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $22 million, $11 million and $10 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2024, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	123,098	$46.04
Performance shares (net income and diversity metrics) (formerly granted as performance restricted stock units)	140,683	48.40
Restricted stock units	120,557	48.40

As of March 31, 2024, 242,680 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2024, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas
	MWhs	Years	MWhs	Years	Dths	Years
Alliant Energy	1,412	2024-2026	4,162	2024	173,746	2024-2032
IPL	673	2024-2026	1,444	2024	78,790	2024-2030
WPL	739	2024-2026	2,718	2024	94,956	2024-2032

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current derivative assets	$16	$44	$12	$30	$4	$14
Non-current derivative assets	40	44	22	24	18	20
Current derivative liabilities	49	51	23	22	26	29
Non-current derivative liabilities	45	47	7	8	38	39

During the three months ended March 31, 2024, Alliant Energy’s, IPL’s and WPL’s derivative assets decreased primarily due to settlements of FTRs, natural gas and electricity contracts, and lower natural gas prices. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2024 and December 31, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2024
Derivative assets	$56	$26	$34	$17	$22	$9
Derivative liabilities	94	64	30	13	64	51
December 31, 2023
Derivative assets	88	47	54	32	34	15
Derivative liabilities	98	57	30	8	68	49

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - The interest rate derivative associated with AEF’s interest rate swap maturing in January 2026 was valued based on quoted prices that utilize current market interest rate forecasts. As of March 31, 2024, $3 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of March 31, 2024, accumulated other comprehensive income included $2 million of income related to the interest rate swap. For the three months ended March 31, 2024 and 2023, $1 million and $1 million, respectively, of reductions to interest expense were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$10	$10	$—	$—	$10	$45	$45	$—	$—	$45
Commodity derivatives	56	—	46	10	56	88	—	59	29	88
Interest rate derivatives	3	—	3	—	3	1	—	1	—	1
Deferred proceeds	184	—	—	184	184	216	—	—	216	216
Liabilities:
Commodity derivatives	94	—	91	3	94	98	—	93	5	98
Long-term debt (incl. current maturities)	9,333	—	9,051	—	9,051	9,034	—	8,677	—	8,677

IPL	March 31, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$6	$6	$—	$—	$6	$45	$45	$—	$—	$45
Commodity derivatives	34	—	26	8	34	54	—	30	24	54
Deferred proceeds	184	—	—	184	184	216	—	—	216	216
Liabilities:
Commodity derivatives	30	—	27	3	30	30	—	25	5	30
Long-term debt (incl. current maturities)	3,945	—	3,607	—	3,607	3,945	—	3,664	—	3,664

WPL	March 31, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$22	$—	$20	$2	$22	$34	$—	$29	$5	$34
Liabilities:
Commodity derivatives	64	—	64	—	64	68	—	68	—	68
Long-term debt	3,367	—	3,176	—	3,176	3,070	—	2,933	—	2,933

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2024	2023	2024	2023
Beginning balance, January 1	$24	$19	$216	$185
Total net losses included in changes in net assets (realized/unrealized)	(3)	(4)	—	—
Settlements (a)	(14)	(20)	(32)	(32)
Ending balance, March 31	$7	($5)	$184	$153
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($3)	($4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2024	2023	2024	2023
Beginning balance, January 1	$19	$16	$216	$185
Total net gains (losses) included in changes in net assets (realized/unrealized)	(4)	1	—	—
Settlements (a)	(10)	(17)	(32)	(32)
Ending balance, March 31	$5	$—	$184	$153
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	($4)	$1	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2024	2023
Beginning balance, January 1	$5	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	1	(5)
Settlements	(4)	(3)
Ending balance, March 31	$2	($5)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	$1	($5)

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2024	($1)	$8	($1)	$6	$—	$2
December 31, 2023	3	21	3	16	—	5

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of battery storage, IPL’s and WPL’s expansion of solar generation, and IPL’s repowering of the existing Franklin County wind farm. At March 31, 2024, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $191 million, $80 million and $111 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2024, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$807	$335	$472
Coal	167	110	57
Other (a)	124	52	25
	$1,098	$497	$554

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2024.

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

As of March 31, 2024, the currently known partnership obligations for the abandonment obligations are estimated at $49 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy estimates its expected loss to be a portion of the $49 million of known partnership abandonment obligations of the Whiting Petroleum affiliate and the other partners. Alliant Energy is not aware of any material liabilities related to these guarantees that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2024 and December 31, 2023.

Whiting Petroleum completed a business combination with Oasis Petroleum Inc. in 2022. The combined operations are now known as Chord Energy Corporation. The business combination is not expected to affect the scope of the Whiting Petroleum affiliate’s obligations to Alliant Energy or Alliant Energy’s related guarantees.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $51 million as of March 31, 2024 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2024 and December 31, 2023.

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

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2024, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$8	-	$29	$6	-	$18	$2	-	$11
Current and non-current environmental liabilities	$13			$8			$5

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

NOTE 13(f) Collective Bargaining Agreements - At March 31, 2024, employees covered by collective bargaining agreements represented 53%, 70% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2024, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 53% of total employees of Alliant Energy and IPL, respectively.

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations.

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2024
Revenues	$791	$205	$13	$1,009	$22	$1,031
Operating income	164	47	5	216	6	222
Net income attributable to Alliant Energy common shareowners				155	3	158
Three Months Ended March 31, 2023
Revenues	$768	$276	$11	$1,055	$22	$1,077
Operating income	163	50	4	217	5	222
Net income attributable to Alliant Energy common shareowners				160	3	163

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2024
Revenues	$392	$108	$13	$513
Operating income	57	22	6	85
Net income				63
Three Months Ended March 31, 2023
Revenues	$388	$150	$11	$549
Operating income	66	27	3	96
Net income				72

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2024
Revenues	$399	$97	$—	$496
Operating income (loss)	107	25	(1)	131
Net income				92
Three Months Ended March 31, 2023
Revenues	$380	$126	$—	$506
Operating income	97	23	1	121
Net income				88

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

	IPL		WPL
	2024	2023	2024	2023
Corporate Services billings	$43	$40	$40	$36
Sales credited	—	7	22	13
Purchases billed	96	93	7	15

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Net payables to Corporate Services	$132	$129	$70	$72

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2024	2023
ATC billings to WPL	$37	$34
WPL billings to ATC	3	6

WPL owed ATC net amounts of $10 million as of March 31, 2024 and $10 million as of December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2023 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2024 HIGHLIGHTS

Key highlights since the filing of the 2023 Form 10-K include the following:

Customer Investments:
•In March 2024, IPL completed construction of the Duane Arnold solar facility (50 MW in Linn County, Iowa).
•In March 2024 and April 2024, FERC and the PSCW, respectively, approved the sales of WPL’s partial ownership interests in West Riverside to WEC Energy Group, Inc. (100 MW) and Madison Gas and Electric Company (25 MW). These sales are currently expected to occur in June 2024.
•In April 2024, WPL received orders from the PSCW authorizing WPL to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs.
•In April 2024, IPL and WPL entered into agreements to transfer a portion of the renewable tax credits generated in 2024 and 2025 from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash.

Rate Matters:
•Refer to Note 3 for discussion of WPL’s March 2024 filing for judicial review of PSCW orders related to the recovery and deferral of the return on incremental solar generation construction costs in 2024 and 2025.

Environmental Matters:
•In April 2024, the EPA issued the final Section 111(d) rule for certain fossil-fueled EGUs and repealed the Affordable Clean Energy rule. The final Section 111(d) rule requires states to implement plans to reduce carbon dioxide emissions through various Best System of Emission Reduction measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-GHG fuels, or carbon capture and storage technology. State plans are subject to EPA approval, and must be submitted within 24 months of the final rule’s effective date, which has not yet been determined. The final rule’s compliance requirements will be phased in beginning in 2030 and covers fossil-fueled EGUs that utilize steam boilers to generate electricity, including IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. The final rule does not apply to EGUs that are retired by January 2032 and is not currently expected to impact WPL’s coal-fired Columbia Energy Center or Edgewater Generating Station given current plans to retire these EGUs prior to this deadline. In addition, the final rule does not impact existing natural gas-fired combustion turbines, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center; however, these EGUs could be subject to future Section 111(d) rules to reduce carbon dioxide emissions from existing combustion turbines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation that has been suspended while the EPA revised its regulations.

•In April 2024, the EPA issued final revised standards under Section 111(b), which establishes carbon dioxide emissions limits from certain new and reconstructed fossil-fueled EGU combustion turbines that commenced operation after May 23, 2023 with a capacity greater than 25 MW. The final revised standards do not apply to IPL’s Marshalltown Generating Station or WPL’s West Riverside Energy Center, which commenced operation prior to the applicability date of the final revised standards. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these revised standards, including resolution of ongoing litigation that has been suspended while the EPA revised its regulations.
•In April 2024, the EPA issued a final rule that revises discharge limits for specific categories of wastewater from existing coal-fired EGUs. The new limitations will be implemented in each facility’s wastewater discharge permits issued by state agencies and become effective as soon as possible but no later than December 31, 2029. Alliant Energy, IPL and WPL are currently evaluating the final rule and are unable to predict with certainty future compliance impacts.
•In April 2024, the EPA issued revisions to the Coal Combustion Residuals Rule, which significantly expand the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities. Alliant Energy, IPL and WPL are currently evaluating the revised Coal Combustion Residuals Rule and are unable to predict with certainty the future outcome or impact of these updates.

Legislative Matters:
•In May 2024, the Major Economic Growth Attraction program was enacted in Iowa, which offers various tax incentives for up to two qualified businesses for certain large-scale projects with capital investments greater than $1 billion constructed on certified sites greater than 250 acres in Iowa. The most significant provision of this program for Alliant Energy encourages economic development in IPL’s service territory. Alliant Energy has various development-ready sites throughout Iowa, including the 1,300-acre Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the 465-acre Prairie View Industrial Center Super Park in Ames, Iowa.
•In May 2024, legislation was enacted in Iowa related to the advance rate-making principles for certain investments in Iowa. The most signification provisions of this legislation for Alliant Energy would allow IPL to include electric storage and nuclear-fired generation projects in the advance rate-making principles request process prior to making these investments in Iowa, and require IPL to obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUB in order to construct electric storage projects.

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

	2024		2023
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$159	$0.62	$163	$0.65
ATC Holdings	9	0.04	9	0.04
Non-utility and Parent	(10)	(0.04)	(9)	(0.04)
Alliant Energy Consolidated	$158	$0.62	$163	$0.65

Alliant Energy’s Utilities and Corporate Services net income decreased by $4 million for the three-month period, primarily due to lower retail electric and gas sales due to impacts of warmer than normal temperatures during the three months ended March 31, 2024, and higher financing and depreciation expenses. These items were partially offset by higher revenue requirements from WPL’s capital investments.

Net Income Variances - The following items contributed to increased (decreased) net income for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$23	$4	$19
Changes in gas utility (Refer to details below)	(71)	(42)	(29)
Changes in other utility	2	2	—
Changes in total revenues	(46)	(36)	(10)
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	(6)	(20)	13
Changes in electric transmission service	(6)	1	(7)
Changes in cost of gas sold (Refer to details below)	67	35	33
Changes in other operation and maintenance (Refer to details below)	14	9	3
Changes in depreciation and amortization (Higher primarily due to WPL’s solar generation placed in service in 2023, as well as WPL’s amortization of liquidated damages related to West Riverside procurement contracts, which resulted in reductions to depreciation and amortization expenses in the first quarter of 2023)	(23)	—	(22)
Changes in total operating expenses	46	25	20
Changes in operating income	—	(11)	10
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2023)	(13)	(5)	(5)
Changes in equity income from unconsolidated investments, net (Refer to Note 5 for details)	(2)	—	—
Changes in AFUDC (Primarily due to changes in levels of CWIP balances related to solar generation and battery storage)	—	7	(7)
Changes in Other	2	1	—
Changes in total other income and deductions	(13)	3	(12)
Changes in income before income taxes	(13)	(8)	(2)
Changes in income taxes (Refer to Note 9 for details)	8	(1)	6
Changes in net income	($5)	($9)	$4

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Retail	$706	$686	5,989	6,201	$192	$262	20,117	22,310
Sales for resale:
Wholesale	47	46	679	698	N/A	N/A	N/A	N/A
Bulk power and other	21	23	1,670	1,243	N/A	N/A	N/A	N/A
Transportation/Other	17	13	15	15	13	14	33,908	32,614
	$791	$768	8,353	8,157	$205	$276	54,025	54,924

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Retail	$376	$362	3,365	3,544	$101	$141	10,205	11,459
Sales for resale:
Wholesale	13	12	182	187	N/A	N/A	N/A	N/A
Bulk power and other	(3)	7	324	496	N/A	N/A	N/A	N/A
Transportation/Other	6	7	8	8	7	9	11,695	12,035
	$392	$388	3,879	4,235	$108	$150	21,900	23,494

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Retail	$330	$324	2,624	2,657	$91	$121	9,912	10,851
Sales for resale:
Wholesale	34	34	497	511	N/A	N/A	N/A	N/A
Bulk power and other	24	16	1,346	747	N/A	N/A	N/A	N/A
Transportation/Other	11	6	7	7	6	5	22,213	20,579
	$399	$380	4,474	3,922	$97	$126	32,125	31,430

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 3% for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to changes in sales volumes to industrial customers due to standby service customers that can use other generation and changes in temperatures, partially offset by an additional day of sales due to leap year in 2024. Alliant Energy’s retail gas sales volumes decreased 10% for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to changes in temperatures, partially offset by an additional day of sales due to leap year in 2024.

Estimated decreases to operating income from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric			Gas
	2024	2023	Change	2024	2023	Change
IPL	($9)	($4)	($5)	($6)	($3)	($3)
WPL	(10)	(5)	(5)	(5)	(3)	(2)
Total Alliant Energy	($19)	($9)	($10)	($11)	($6)	($5)

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL (a)	$38	$—	$38
Estimated changes in sales volumes caused by temperatures	(10)	(5)	(5)
Higher (lower) sales for resale bulk power and other revenues	(2)	(10)	8
Higher (lower) revenues due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	(1)	26	(27)
Other	(2)	(7)	5
	$23	$4	$19

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $49 million for WPL’s retail electric customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base and lower forecasted fuel-related expenses.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	($67)	($35)	($33)
Estimated changes in sales volumes caused by temperatures	(5)	(3)	(2)
Higher revenue requirements at WPL (a)	5	—	5
Other	(4)	(4)	1
	($71)	($42)	($29)

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $13 million for WPL’s retail gas customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower electric production fuel costs (a)	$53	$38	$15
Changes in regulatory recovery of retail electric fuel-related costs	(31)	(38)	7
Higher purchased power expense (b)	(27)	(20)	(7)
Other	(1)	—	(2)
	($6)	($20)	$13

(a)Electric production fuel costs decreased primarily due to lower natural gas prices in the first quarter of 2024 compared to the same period in 2023 and lower natural gas volumes due to lower dispatch of IPL’s natural gas-fired EGUs in 2024, partially offset by higher coal volumes due to higher dispatch of WPL’s coal-fired EGUs in 2024.
(b)Purchased power expense increased primarily due to higher prices for electricity purchased by IPL and WPL.

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower natural gas prices and lower retail gas volumes primarily due to changes in temperatures	$75	$50	$25
Changes in the regulatory recovery of gas costs	(6)	(14)	8
Other	(2)	(1)	—
	$67	$35	$33

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower generation and energy delivery expenses	$8	$1	$7
Lower energy efficiency expense at IPL (mostly offset by higher revenues)	7	7	—
Other	(1)	1	(4)
	$14	$9	$3

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2023 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2024, Alliant Energy had $32 million of cash and cash equivalents, $666 million ($166 million at the parent company, $200 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $92 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at March 31, 2024 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Cash, cash equivalents and restricted cash, January 1	$63	$24	$53	$15	$7	$5
Cash flows from (used for):
Operating activities	307	188	76	24	241	185
Investing activities	(353)	(263)	(107)	70	(213)	(295)
Financing activities	18	212	(10)	(74)	(24)	191
Net increase (decrease)	(28)	137	(41)	20	4	81
Cash, cash equivalents and restricted cash, March 31	$35	$161	$12	$35	$11	$86

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s retail electric and gas base rate increases	$43	$—	$43
Changes in the sales of accounts receivable at IPL	18	18	—
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(15)	(8)	(7)
Other (primarily due to other changes in working capital)	73	42	20
	$119	$52	$56

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($61)	($152)	$91
Proceeds from sale of partial ownership interest in West Riverside in 2023	(25)	—	(25)
Changes in the amount of cash receipts on sold receivables	(18)	(18)	—
Other	14	(7)	16
	($90)	($177)	$82

(a)Largely due to higher expenditures for IPL’s solar generation and WPL’s battery storage, partially offset by lower expenditures for WPL’s solar generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher payments to retire long-term debt	($300)	$—	$—
Lower net proceeds from issuance of long-term debt	(265)	—	—
(Higher) lower common stock dividends	(10)	20	(3)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	50	(125)
Net changes in the amount of commercial paper and other short-term borrowings outstanding	391	—	(88)
Other	(10)	(6)	1
	($194)	$64	($215)

Common Stock Issuances - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2024.

Long-term Debt - Refer to Note 7(b) for discussion of various issuances and/or retirements of long-term debt by AEF and WPL in 2024.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In March 2024, Standard & Poor’s Ratings Services changed Alliant Energy’s and IPL’s outlooks from stable to negative. These outlook changes are not expected to have a material impact on Alliant Energy’s and IPL’s liquidity or collateral obligations.

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2023 Form 10-K and has not changed materially from the items reported in the 2023 Form 10-K, except for the items described in Notes 4, 7 and 13.

OTHER MATTERS

Critical Accounting Estimates - The summary of critical accounting estimates included in the 2023 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Solar Generation Projects Recently Completed or Under Construction - Alliant Energy and WPL currently expect construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $180 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of March 31, 2024 given construction costs were reasonably and prudently incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2023 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2024.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2023 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2024 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	6,936	$50.38	—	N/A
February 1 through February 29	3,393	48.40	—	N/A
March 1 through March 31	439	47.87	—	N/A
	10,768	49.65	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended March 31, 2024, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1	Officers’ Certificate, dated as of March 7, 2024, creating WPL’s 5.375% Debentures due March 30, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed March 7, 2024 (File No. 0-337))
10.1
Amended and Restated Term Loan Credit Agreement, dated as of March 1, 2024, among AEF, Alliant Energy, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 5, 2024 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of May 2024.

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

