Form 10-Q
period 2024-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2024-08-02
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2024:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,499,575 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2023 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2023	IPL	Interstate Power and Light Company
AEF	Alliant Energy Finance, LLC	IUC	Iowa Utilities Commission
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ARO	Asset retirement obligation	MISO	Midcontinent Independent System Operator, Inc.
ATC	American Transmission Company LLC	MW	Megawatt
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MWh	Megawatt-hour
CCR	Coal combustion residuals	N/A	Not applicable
Corporate Services	Alliant Energy Corporate Services, Inc.	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
Dth	Dekatherm	OPEB	Other postretirement benefits
EGU	Electric generating unit	PPA	Purchased power agreement
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	SEC	Securities and Exchange Commission
Financial Statements	Condensed Consolidated Financial Statements	U.S.	United States of America
FTR	Financial transmission right	West Riverside	West Riverside Energy Center and Solar Facility
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to EGUs that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, and the impact of rate design on current and potential customers and demand for energy in their service territories;
•weather effects on utility sales volumes and operations;
•the impact of IPL’s retail electric base rate moratorium, if approved by the IUC;
•the ability to obtain deferral treatment for the recovery of and a return on prudently incurred costs in between rate reviews;
•IPL’s and WPL’s ability to obtain rate relief to allow for the return on costs of solar generation projects that exceed initial cost estimates;
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
•disruptions to ongoing operations and the supply of materials, services, equipment and commodities needed to construct capital projects, which may result from geopolitical issues, supplier manufacturing constraints, regulatory requirements, labor issues or transportation issues, and thus affect the ability to meet capacity requirements and result in increased capacity expense;

•inflation and higher interest rates;
•the future development of technologies related to electrification, and the ability to reliably store and manage electricity;
•federal and state regulatory or governmental actions, including the impact of legislation, and regulatory agency orders and changes in public policy, including the potential repeal of the Inflation Reduction Act of 2022;
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
•any material post-closing payments related to any past asset divestitures, including the transfer of renewable tax credits, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;
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
•the ability to provide sufficient generation and transmission capacity for potential load growth;
•issues associated with environmental remediation and environmental compliance, including compliance with all current environmental and emissions laws, regulations and permits and future changes in environmental laws and regulations, including the CCR Rule, Cross-State Air Pollution Rule and federal, state or local regulations for greenhouse gases emissions reductions from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce greenhouse gases emissions;
•the ability to defend against environmental claims brought by state and federal agencies, such as the EPA and state natural resources agencies, or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;
•the direct or indirect effects resulting from breakdown or failure of equipment in the operation of electric and gas distribution systems, such as mechanical problems, disruptions in telecommunications, technological problems, and explosions or fires, and compliance with electric and gas transmission and distribution safety regulations, including regulations promulgated by the Pipeline and Hazardous Materials Safety Administration;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Electric utility	$789	$799	$1,580	$1,567
Gas utility	69	77	273	353
Other utility	10	13	24	25
Non-utility	26	23	48	45
Total revenues	894	912	1,925	1,990
Operating expenses:
Electric production fuel and purchased power	138	166	301	322
Electric transmission service	147	138	300	284
Cost of gas sold	25	33	139	215
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	—
Other operation and maintenance	177	163	336	338
Depreciation and amortization	188	167	376	333
Taxes other than income taxes	29	28	61	59
Total operating expenses	764	695	1,573	1,551
Operating income	130	217	352	439
Other (income) and deductions:
Interest expense	108	96	215	190
Equity income from unconsolidated investments, net	(15)	(14)	(31)	(31)
Allowance for funds used during construction	(19)	(24)	(38)	(43)
Other	2	(1)	4	2
Total other (income) and deductions	76	57	150	118
Income before income taxes	54	160	202	321
Income tax benefit	(33)	—	(43)	(2)
Net income attributable to Alliant Energy common shareowners	$87	$160	$245	$323
Weighted average number of common shares outstanding:
Basic	256.4	251.7	256.3	251.4
Diluted	256.7	251.9	256.6	251.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.34	$0.64	$0.96	$1.28
Diluted	$0.34	$0.64	$0.95	$1.28

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$92	$62
Accounts receivable, less allowance for expected credit losses	409	475
Production fuel, at weighted average cost	65	62
Gas stored underground, at weighted average cost	52	79
Materials and supplies, at weighted average cost	206	202
Regulatory assets	212	232
Other	178	160
Total current assets	1,214	1,272
Property, plant and equipment, net	17,706	17,157
Investments:
ATC Holdings	400	386
Other	223	216
Total investments	623	602
Other assets:
Regulatory assets	2,133	2,029
Deferred charges and other	160	177
Total other assets	2,293	2,206
Total assets	$21,836	$21,237

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$804	$809
Commercial paper	52	475
Accounts payable	581	611
Regulatory liabilities	110	107
Other	307	302
Total current liabilities	1,854	2,304
Long-term debt, net (excluding current portion)	8,900	8,225
Other liabilities:
Deferred tax liabilities	2,086	2,042
Regulatory liabilities	1,026	1,023
Pension and other benefit obligations	240	249
Other	939	617
Total other liabilities	4,291	3,931
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,499,575 and 256,096,848 shares outstanding	3	3
Additional paid-in capital	3,042	3,030
Retained earnings	3,755	3,756
Accumulated other comprehensive income	3	1
Shares in deferred compensation trust - 352,514 and 379,006 shares at a weighted average cost of $35.38 and $34.48 per share	(12)	(13)
Total Alliant Energy Corporation common equity	6,791	6,777
Total liabilities and equity	$21,836	$21,237

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$245	$323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	376	333
Deferred tax benefit and tax credits	(47)	—
Asset valuation charge for IPL’s Lansing Generating Station	60	—
Other	(4)	(18)
Other changes in assets and liabilities:
Accounts receivable	(242)	(186)
Gas stored underground	27	63
Derivative assets	(17)	86
Regulatory assets	43	(36)
Accounts payable	75	(84)
Regulatory liabilities	(12)	(116)
Deferred income taxes (a)	86	24
Other	(28)	(78)
Net cash flows from operating activities	562	311
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(870)	(758)
Other	(90)	(62)
Cash receipts on sold receivables	306	272
Proceeds from sales of partial ownership interests in West Riverside	123	120
Other	(2)	(54)
Net cash flows used for investing activities	(533)	(482)
Cash flows from financing activities:
Common stock dividends	(246)	(226)
Proceeds from issuance of common stock, net	12	76
Proceeds from issuance of long-term debt	969	862
Payments to retire long-term debt	(305)	(404)
Net change in commercial paper and other short-term borrowings	(423)	(146)
Other	(6)	(1)
Net cash flows from financing activities	1	161
Net increase (decrease) in cash, cash equivalents and restricted cash	30	(10)
Cash, cash equivalents and restricted cash at beginning of period	63	24
Cash, cash equivalents and restricted cash at end of period	$93	$14
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($207)	($179)
Income taxes, net (a)	$89	$3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$272	$300
Beneficial interest obtained in exchange for securitized accounts receivable	$171	$175
(a) 2024 includes $99 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Electric utility	$404	$431	$795	$819
Gas utility	40	44	148	194
Steam and other	9	12	23	24
Total revenues	453	487	966	1,037
Operating expenses:
Electric production fuel and purchased power	48	66	116	113
Electric transmission service	99	96	202	201
Cost of gas sold	17	20	77	116
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	—
Other operation and maintenance	102	85	187	181
Depreciation and amortization	97	96	193	191
Taxes other than income taxes	14	14	30	29
Total operating expenses	437	377	865	831
Operating income	16	110	101	206
Other (income) and deductions:
Interest expense	42	37	84	74
Allowance for funds used during construction	(11)	(4)	(21)	(8)
Other	—	1	—	3
Total other (income) and deductions	31	34	63	69
Income (loss) before income taxes	(15)	76	38	137
Income tax benefit	(33)	(13)	(43)	(24)
Net income	$18	$89	$81	$161
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9	$53
Accounts receivable, less allowance for expected credit losses	186	242
Production fuel, at weighted average cost	36	27
Gas stored underground, at weighted average cost	18	35
Materials and supplies, at weighted average cost	123	122
Regulatory assets	84	93
Other	68	51
Total current assets	524	623
Property, plant and equipment, net	8,670	8,298
Other assets:
Regulatory assets	1,464	1,484
Deferred charges and other	74	84
Total other assets	1,538	1,568
Total assets	$10,732	$10,489

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$500	$500
Accounts payable	252	262
Accrued taxes	56	50
Accrued interest	39	40
Regulatory liabilities	62	72
Other	110	101
Total current liabilities	1,019	1,025
Long-term debt, net (excluding current portion)	3,446	3,445
Other liabilities:
Deferred tax liabilities	1,150	1,091
Regulatory liabilities	556	572
Pension and other benefit obligations	48	51
Other	433	331
Total other liabilities	2,187	2,045
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,012	2,887
Retained earnings	1,035	1,054
Total Interstate Power and Light Company common equity	4,080	3,974
Total liabilities and equity	$10,732	$10,489

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$81	$161
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	193	191
Deferred tax expense (benefit) and tax credits	(35)	5
Asset valuation charge for IPL’s Lansing Generating Station	60	—
Other	7	(3)
Other changes in assets and liabilities:
Accounts receivable	(251)	(216)
Gas stored underground	17	33
Derivative assets	(18)	43
Accounts payable	19	(32)
Regulatory liabilities	(16)	(78)
Deferred income taxes (a)	92	8
Other	(2)	(60)
Net cash flows from operating activities	147	52
Cash flows used for investing activities:
Construction and acquisition expenditures	(500)	(251)
Cash receipts on sold receivables	306	272
Other	(15)	(36)
Net cash flows used for investing activities	(209)	(15)
Cash flows from (used for) financing activities:
Common stock dividends	(100)	(140)
Capital contributions from parent	125	40
Net change in commercial paper	—	55
Other	(7)	2
Net cash flows from (used for) financing activities	18	(43)
Net decrease in cash, cash equivalents and restricted cash	(44)	(6)
Cash, cash equivalents and restricted cash at beginning of period	53	15
Cash, cash equivalents and restricted cash at end of period	$9	$9
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($85)	($74)
Income taxes, net (a)	$92	$25
Significant non-cash investing and financing activities:
Accrued capital expenditures	$119	$95
Beneficial interest obtained in exchange for securitized accounts receivable	$171	$175

(a) 2024 includes $71 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Electric utility	$385	$368	$785	$748
Gas utility	29	33	125	159
Other	1	1	1	1
Total revenues	415	402	911	908
Operating expenses:
Electric production fuel and purchased power	90	99	186	209
Electric transmission service	49	42	98	83
Cost of gas sold	8	13	62	99
Other operation and maintenance	67	67	128	133
Depreciation and amortization	87	69	178	137
Taxes other than income taxes	14	13	28	27
Total operating expenses	315	303	680	688
Operating income	100	99	231	220
Other (income) and deductions:
Interest expense	41	36	82	72
Allowance for funds used during construction	(8)	(19)	(17)	(35)
Other	—	(4)	2	(3)
Total other (income) and deductions	33	13	67	34
Income before income taxes	67	86	164	186
Income tax expense	3	14	8	26
Net income	$64	$72	$156	$160
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80	$7
Accounts receivable, less allowance for expected credit losses	209	219
Production fuel, at weighted average cost	30	35
Gas stored underground, at weighted average cost	34	44
Materials and supplies, at weighted average cost	79	77
Regulatory assets	128	139
Prepaid gross receipts tax	49	49
Other	38	43
Total current assets	647	613
Property, plant and equipment, net	8,554	8,415
Other assets:
Regulatory assets	669	545
Deferred charges and other	55	61
Total other assets	724	606
Total assets	$9,925	$9,634

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$318
Accounts payable	261	293
Accrued interest	46	40
Regulatory liabilities	48	35
Other	83	89
Total current liabilities	438	775
Long-term debt, net	3,368	3,070
Other liabilities:
Deferred tax liabilities	804	827
Regulatory liabilities	470	451
Pension and other benefit obligations	114	121
Other	721	493
Total other liabilities	2,109	1,892
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,478
Retained earnings	1,411	1,353
Total Wisconsin Power and Light Company common equity	4,010	3,897
Total liabilities and equity	$9,925	$9,634

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$156	$160
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	178	137
Other	(24)	(30)
Other changes in assets and liabilities:
Accounts receivable	10	33
Gas stored underground	10	31
Derivative assets	3	47
Regulatory assets	44	(35)
Accounts payable	41	(54)
Regulatory liabilities	5	(38)
Other	(32)	17
Net cash flows from operating activities	391	268
Cash flows used for investing activities:
Construction and acquisition expenditures	(370)	(507)
Proceeds from sales of partial ownership interests in West Riverside	123	120
Other	—	(15)
Net cash flows used for investing activities	(247)	(402)
Cash flows from (used for) financing activities:
Common stock dividends	(98)	(92)
Capital contributions from parent	55	180
Proceeds from issuance of long-term debt	297	297
Net change in commercial paper	(318)	(246)
Other	(7)	(7)
Net cash flows from (used for) financing activities	(71)	132
Net increase (decrease) in cash, cash equivalents and restricted cash	73	(2)
Cash, cash equivalents and restricted cash at beginning of period	7	5
Cash, cash equivalents and restricted cash at end of period	$80	$3
Supplemental cash flows information:
Cash paid during the period for:
Interest	($76)	($69)
Income taxes, net (a)	($10)	($42)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$146	$196

(a) 2024 includes $28 million of proceeds from renewable tax credits transferred to other corporate taxpayers

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At June 30, 2024, Alliant Energy’s and WPL’s cash and cash equivalents included $73 million and $72 million of money market fund investments, respectively, with an interest rate of 5%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Tax-related	$958	$934	$848	$831	$110	$103
AROs	408	194	218	160	190	34
Pension and OPEB costs	334	347	165	171	169	176
Assets retired early	197	273	184	259	13	14
Derivatives	95	102	33	34	62	68
Commodity cost recovery	89	120	2	12	87	108
WPL’s Western Wisconsin gas distribution expansion investments	43	44	—	—	43	44
IPL’s Duane Arnold Energy Center PPA amendment	30	42	30	42	—	—
Other	191	205	68	68	123	137
	$2,345	$2,261	$1,548	$1,577	$797	$684

AROs - Refer to Note 11 for discussion of the recognition of additional ARO regulatory assets in the second quarter of 2024, substantially resulting from the enactment of the revised CCR Rule.

Assets retired early - In May 2023, IPL retired the Lansing Generating Station. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers. IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period filed with the IUC in October 2023 included a request for continued recovery of and a return on the remaining net book value of Lansing through 2037. In June 2024, IPL reached a partial non-unanimous settlement agreement with certain stakeholders, which is subject to IUC approval. The agreement includes a return of the remaining net book value of Lansing, but does not include a return on the remaining net book value of Lansing. As a result, the return on the remaining net book value is no longer probable of recovery from IPL’s retail electric customers, and in the second quarter of 2024, a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements, with a corresponding decrease in Alliant Energy’s and IPL’s assets retired early regulatory assets. A decision from the IUC on the settlement agreement is currently expected in the third quarter of 2024, with final rates expected to be effective October 1, 2024.

Derivatives - Refer to Note 12 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the six months ended June 30, 2024, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Tax-related	$601	$566	$296	$299	$305	$267
Cost of removal obligations	374	366	232	242	142	124
Derivatives	50	65	30	34	20	31
Commodity cost recovery	51	48	16	13	35	35
Other	60	85	44	56	16	29
	$1,136	$1,130	$618	$644	$518	$486

Tax-related - The increase in Alliant Energy’s and WPL’s tax-related regulatory liabilities during the six months ended June 30, 2024 was primarily due to tax benefits resulting from WPL electing investment tax credit treatment for its Cassville solar facility in the second quarter of 2024. A majority of these benefits will be addressed in a future regulatory proceeding, with a portion of the benefits passed on to WPL’s electric customers in 2024 and 2025.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
WPL currently expects construction costs associated with its approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $195 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of June 30, 2024 given construction costs were reasonably and prudently incurred.

In May 2024, WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals. WPL previously planned to retire the EGU by June 1, 2025. As a result, as of June 30, 2024, Alliant Energy and WPL concluded Edgewater Unit 5 (net book value of $496 million) no longer meets the criteria to be considered probable of abandonment, and $806 million was reclassified to utility electric generation plant in service from utility electric plant anticipated to be retired early.

WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In May 2024, WPL renewed this financing lease through 2044. There are no lease renewal periods remaining.

In June 2024, WEC Energy Group, Inc. and Madison Gas and Electric Company acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interests in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements for the six months ended June 30, 2024. As a result of these transactions, WPL’s undivided current ownership interest in West Riverside is 56.6%.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2024, IPL amended and extended through March 2026 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Effective May 2024, the limit on cash proceeds under the Receivables Agreement was changed to $110 million. As of June 30, 2024, IPL had $65 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2024	2023	2024	2023
Maximum outstanding aggregate cash proceeds	$110	$110	$110	$110
Average outstanding aggregate cash proceeds	73	101	48	79

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2024	December 31, 2023
Customer accounts receivable	$131	$130
Unbilled utility revenues	94	98
Other receivables	2	1
Receivables sold to third party	227	229
Less: cash proceeds	45	1
Deferred proceeds	182	228
Less: allowance for expected credit losses	11	12
Fair value of deferred proceeds	$171	$216

As of June 30, 2024, outstanding receivables past due under the Receivables Agreement were $16 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2024	2023	2024	2023
Collections	$456	$514	$1,013	$1,104
Write-offs, net of recoveries	2	2	5	4

Effective July 2024, the limit on cash proceeds under the Receivables Agreement was changed to $60 million.

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2024	2023	2024	2023
ATC Holdings	($13)	($12)	($25)	($25)
Other	(2)	(2)	(6)	(6)
	($15)	($14)	($31)	($31)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2024	256,096,848
Shareowner Direct Plan	248,460
Equity-based compensation plans	154,267
Shares outstanding, June 30, 2024	256,499,575

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$3	$3,033	$3,791	$2	($12)	$6,817
Net income attributable to Alliant Energy common shareowners			87			87
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		3				3
Other comprehensive income, net of tax				1		1
Ending balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$3	$2,780	$3,559	($1)	($13)	$6,328
Net income attributable to Alliant Energy common shareowners			160			160
Common stock dividends ($0.4525 per share)			(113)			(113)
At-the-market offering program and Shareowner Direct Plan issuances		70				70
Equity-based compensation plans and other		4			(1)	3
Other comprehensive income, net of tax				4		4
Ending balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$6,452

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			245			245
Common stock dividends ($0.96 per share)			(246)			(246)
Shareowner Direct Plan issuances		12				12
Equity-based compensation plans and other					1	1
Other comprehensive income, net of tax				2		2
Ending balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$6,276
Net income attributable to Alliant Energy common shareowners			323			323
Common stock dividends ($0.905 per share)			(226)			(226)
At-the-market offering program and Shareowner Direct Plan issuances		76				76
Equity-based compensation plans and other		1			(1)	—
Other comprehensive income, net of tax				3		3
Ending balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$6,452

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$33	$2,937	$1,067	$4,037
Net income			18	18
Common stock dividends			(50)	(50)
Capital contributions from parent		75		75
Ending balance, June 30, 2024	$33	$3,012	$1,035	$4,080
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$33	$2,807	$970	$3,810
Net income			89	89
Common stock dividends			(70)	(70)
Capital contributions from parent		40		40
Ending balance, June 30, 2023	$33	$2,847	$989	$3,869

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			81	81
Common stock dividends			(100)	(100)
Capital contributions from parent		125		125
Ending balance, June 30, 2024	$33	$3,012	$1,035	$4,080
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			161	161
Common stock dividends			(140)	(140)
Capital contributions from parent		40		40
Ending balance, June 30, 2023	$33	$2,847	$989	$3,869

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$66	$2,533	$1,396	$3,995
Net income			64	64
Common stock dividends			(49)	(49)
Ending balance, June 30, 2024	$66	$2,533	$1,411	$4,010
Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$66	$2,413	$1,234	$3,713
Net income			72	72
Common stock dividends			(46)	(46)
Ending balance, June 30, 2023	$66	$2,413	$1,260	$3,739

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			156	156
Common stock dividends			(98)	(98)
Capital contributions from parent		55		55
Ending balance, June 30, 2024	$66	$2,533	$1,411	$4,010
Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$3,491
Net income			160	160
Common stock dividends			(92)	(92)
Capital contributions from parent		180		180
Ending balance, June 30, 2023	$66	$2,413	$1,260	$3,739

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In June 2024, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

June 30, 2024	Alliant Energy	IPL	WPL
Amount outstanding	$52	$—	$—
Weighted average interest rates	5.5%	—%	—%
Available credit facility capacity	$948	$250	$300

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2024	2023	2024	2023	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$435	$391	$19	$70	$57	$91
Average amount outstanding (based on daily outstanding balances)	$275	$88	$2	$6	$8	$18
Weighted average interest rates	5.5%	5.3%	5.5%	5.3%	5.4%	5.2%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$632	$793	$19	$70	$390	$349
Average amount outstanding (based on daily outstanding balances)	$381	$330	$1	$3	$131	$160
Weighted average interest rates	5.5%	4.8%	5.5%	5.3%	5.5%	4.8%

NOTE 7(b) Long-term Debt - In March 2024, AEF entered into a $300 million variable rate (6% as of June 30, 2024) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2025. This term loan credit agreement amends and restates the term loan credit agreement that expired in March 2024, and retired the $300 million variable rate term loan set forth therein. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million.

In June 2024, AEF issued $375 million of 5.4% senior notes due 2027 (with Alliant Energy as guarantor). The net proceeds from this issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

In March 2024, WPL issued $300 million of 5.375% debentures due 2034. WPL’s debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds will be allocated or disbursed for the development and acquisition of WPL’s solar EGUs.

Convertible Senior Notes - As of June 30, 2024, the conditions allowing holders of Alliant Energy’s convertible senior notes due 2026 (the Notes) to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of June 30, 2024, the net carrying amount of the Notes was $570 million, with unamortized debt issuance costs of $5 million, and the estimated fair value (Level 2) of the Notes was $568 million. As of June 30, 2024, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2024	2023	2024	2023	2024	2023
Electric Utility:
Retail - residential	$291	$284	$151	$151	$140	$133
Retail - commercial	191	201	118	129	73	72
Retail - industrial	237	245	118	130	119	115
Wholesale	43	49	13	14	30	35
Bulk power and other	27	20	4	7	23	13
Total Electric Utility	789	799	404	431	385	368
Gas Utility:
Retail - residential	38	42	22	24	16	18
Retail - commercial	19	22	11	12	8	10
Retail - industrial	2	3	1	2	1	1
Transportation/other	10	10	6	6	4	4
Total Gas Utility	69	77	40	44	29	33
Other Utility:
Steam	9	11	9	11	—	—
Other utility	1	2	—	1	1	1
Total Other Utility	10	13	9	12	1	1
Non-Utility and Other:
Travero and other	26	23	—	—	—	—
Total Non-Utility and Other	26	23	—	—	—	—
Total revenues	$894	$912	$453	$487	$415	$402

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2024	2023	2024	2023	2024	2023
Electric Utility:
Retail - residential	$588	$569	$301	$294	$287	$275
Retail - commercial	377	385	232	241	145	144
Retail - industrial	460	460	229	236	231	224
Wholesale	89	95	26	26	63	69
Bulk power and other	66	58	7	22	59	36
Total Electric Utility	1,580	1,567	795	819	785	748
Gas Utility:
Retail - residential	165	210	90	117	75	93
Retail - commercial	80	110	41	56	39	54
Retail - industrial	6	9	4	6	2	3
Transportation/other	22	24	13	15	9	9
Total Gas Utility	273	353	148	194	125	159
Other Utility:
Steam	20	22	20	22	—	—
Other utility	4	3	3	2	1	1
Total Other Utility	24	25	23	24	1	1
Non-Utility and Other:
Travero and other	48	45	—	—	—	—
Total Non-Utility and Other	48	45	—	—	—	—
Total revenues	$1,925	$1,990	$966	$1,037	$911	$908

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three and six months ended June 30, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the three and six months ended June 30, 2024 were the pre-tax non-cash charge of $60 million for IPL’s Lansing Generation Station discussed in Note 2 and the pre-tax non-cash charge of $20 million for the portion of recorded AROs allocated to IPL’s steam business discussed in Note 11.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Overall income tax rate	(61%)	—%	(21%)	(1%)	220%	(17%)	(113%)	(18%)	4%	16%	5%	14%

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2024, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2044	$386	$6	$1
Federal tax credits	2032-2044	631	405	216

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$2	$2	$1	$—	$1	$1
Interest cost	11	12	22	23	2	2	4	4
Expected return on plan assets	(14)	(13)	(27)	(26)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	6	7	12	14	—	1	—	1
	$4	$7	$9	$13	$2	$2	$3	$4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$1	$1	$2	$—	$—	$—	$—
Interest cost	5	5	10	10	1	1	2	2
Expected return on plan assets	(6)	(6)	(13)	(13)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	3	3	5	6	—	1	—	1
	$2	$3	$3	$5	$—	$1	$—	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	5	5	10	10	1	1	2	2
Expected return on plan assets	(6)	(6)	(12)	(11)	—	—	—	—
Amortization of actuarial loss	3	4	6	7	—	—	—	—
	$3	$4	$5	$7	$1	$1	$2	$2

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Compensation expense	$3	$3	$7	$6	$2	$2	$4	$3	$1	$1	$3	$2
Income tax benefits	1	1	2	2	—	—	1	1	—	—	1	1

As of June 30, 2024, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $19 million, $9 million and $8 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2024, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	127,267	$46.04
Performance shares (net income and diversity metrics) (formerly granted as performance restricted stock units)	145,449	48.49
Restricted stock units	128,620	48.57

As of June 30, 2024, 234,773 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets for the six months ended June 30, 2024 is as follows (in millions):

	Alliant Energy	IPL	WPL
Balance, January 1	$246	$148	$98
Revisions in estimated cash flows	(2)	—	(2)
Liabilities settled	(1)	—	(1)
Liabilities incurred (a)	355	102	253
Accretion expense	5	3	2
Balance, June 30	$603	$253	$350

(a)In the second quarter of 2024, substantially due to the enactment of the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities, Alliant Energy, IPL and WPL recorded additional AROs, additional ARO regulatory assets for EGUs no longer in operation, additional property, plant and equipment for EGUs still in operation, and a pre-tax non-cash charge of $20 million recorded to “Other operation and maintenance” in Alliant Energy’s and IPL’s income statements for the portion allocated to IPL’s steam business for IPL’s Prairie Creek Generating Station and the retired Sixth Street Generating Station as established in prior rate reviews. The amounts recorded in the second quarter of 2024 are expected to be adjusted in the future as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded amounts.

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2024, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,563	2024-2026	22,363	2024-2025	181,348	2024-2032	3,150	2024-2025
IPL	706	2024-2026	7,387	2024-2025	81,924	2024-2030	—	—
WPL	857	2024-2026	14,976	2024-2025	99,424	2024-2032	3,150	2024-2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current derivative assets	$68	$44	$52	$30	$16	$14
Non-current derivative assets	35	44	20	24	15	20
Current derivative liabilities	42	51	22	22	20	29
Non-current derivative liabilities	49	47	9	8	40	39

During the six months ended June 30, 2024, Alliant Energy’s and IPL’s derivative assets increased primarily due to new FTRs resulting from the annual FTR auction in the second quarter of 2024 operated by MISO. Based on IPL’s and WPL’s cost recovery mechanisms, the majority of changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2024 and December 31, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2024
Derivative assets	$103	$75	$72	$56	$31	$19
Derivative liabilities	91	63	31	15	60	48
December 31, 2023
Derivative assets	88	47	54	32	34	15
Derivative liabilities	98	57	30	8	68	49

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - The interest rate derivative associated with AEF’s interest rate swap maturing in January 2026 was valued based on quoted prices that utilize current market interest rate forecasts. As of June 30, 2024, $3 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of June 30, 2024, accumulated other comprehensive income included $3 million of income related to the interest rate swap. Reductions to interest expense of $1 million and $2 million for the three and six months ended June 30, 2024, respectively, and $1 million and $1 million for the three and six months ended June 30, 2023, respectively, were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$73	$73	$—	$—	$73	$45	$45	$—	$—	$45
Commodity derivatives	103	—	46	57	103	88	—	59	29	88
Interest rate derivatives	3	—	3	—	3	1	—	1	—	1
Deferred proceeds	171	—	—	171	171	216	—	—	216	216
Liabilities:
Commodity derivatives	91	—	85	6	91	98	—	93	5	98
Long-term debt (incl. current maturities)	9,704	—	9,352	—	9,352	9,034	—	8,677	—	8,677

IPL	June 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$1	$1	$—	$—	$1	$45	$45	$—	$—	$45
Commodity derivatives	72	—	26	46	72	54	—	30	24	54
Deferred proceeds	171	—	—	171	171	216	—	—	216	216
Liabilities:
Commodity derivatives	31	—	25	6	31	30	—	25	5	30
Long-term debt (incl. current maturities)	3,946	—	3,577	—	3,577	3,945	—	3,664	—	3,664

WPL	June 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$72	$72	$—	$—	$72	$—	$—	$—	$—	$—
Commodity derivatives	31	—	20	11	31	34	—	29	5	34
Liabilities:
Commodity derivatives	60	—	60	—	60	68	—	68	—	68
Long-term debt	3,368	—	3,141	—	3,141	3,070	—	2,933	—	2,933

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2024	2023	2024	2023
Beginning balance, April 1	$7	($5)	$184	$153
Total net losses included in changes in net assets (realized/unrealized)	(5)	(7)	—	—
Purchases	59	62	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(9)	5	(13)	22
Ending balance, June 30	$51	$54	$171	$175
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($5)	($7)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2024	2023	2024	2023
Beginning balance, January 1	$24	$19	$216	$185
Total net losses included in changes in net assets (realized/unrealized)	(8)	(11)	—	—
Purchases	59	62	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(23)	(15)	(45)	(10)
Ending balance, June 30	$51	$54	$171	$175
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($8)	($11)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2024	2023	2024	2023
Beginning balance, April 1	$5	$—	$184	$153
Total net losses included in changes in net assets (realized/unrealized)	(2)	(13)	—	—
Purchases	45	51	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(7)	4	(13)	22
Ending balance, June 30	$40	$41	$171	$175
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($2)	($13)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2024	2023	2024	2023
Beginning balance, January 1	$19	$16	$216	$185
Total net losses included in changes in net assets (realized/unrealized)	(6)	(12)	—	—
Purchases	45	51	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(17)	(13)	(45)	(10)
Ending balance, June 30	$40	$41	$171	$175
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at June 30	($6)	($12)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2024	2023
Beginning balance, April 1	$2	($5)
Total net gains (losses) included in changes in net assets (realized/unrealized)	(3)	6
Purchases	14	11
Settlements	(2)	1
Ending balance, June 30	$11	$13
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($3)	$6

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2024	2023
Beginning balance, January 1	$5	$3
Total net gains (losses) included in changes in net assets (realized/unrealized)	(2)	1
Purchases	14	11
Settlements	(6)	(2)
Ending balance, June 30	$11	$13
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	($2)	$1

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2024	($4)	$55	($4)	$44	$—	$11
December 31, 2023	3	21	3	16	—	5

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of battery storage, IPL’s repowering of the existing Franklin County wind farm, and IPL’s expansion of solar generation. At June 30, 2024, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $116 million, $38 million and $76 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2024, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$773	$316	$457
Coal	155	106	49
Other (a)	118	50	25
	$1,046	$472	$531

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2024.

NOTE 14(c) Guarantees and Indemnifications -
Whiting Petroleum Corporation (Whiting Petroleum) - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum, an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under multiple general partnership agreements in the oil and gas industry. The guarantees do not include a maximum limit. Based on information made available to Alliant Energy by Whiting Petroleum, the Whiting Petroleum affiliate holds an approximate 6% share in the partnerships, and currently known obligations include costs associated with the future abandonment of certain facilities owned by the partnerships. The general partnerships were formed under California law, and Alliant Energy Resources, LLC may need to perform under the guarantees if the affiliate of Whiting Petroleum is unable to meet its partnership obligations.

In 2022, Whiting Petroleum completed a business combination with Oasis Petroleum Inc., resulting in Chord Energy Corporation. In May 2024, Chord Energy Corporation completed a business combination with Enerplus Corporation. These business combinations are not expected to affect the scope of the Whiting Petroleum affiliate’s partnership obligations or Alliant Energy’s related guarantees; however, such business combinations substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees.

As of June 30, 2024, the currently known partnership obligations for the abandonment obligations are estimated at $49 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of June 30, 2024 and December 31, 2023.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $51 million as of June 30, 2024 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2024 and December 31, 2023.

Transfers of Renewable Tax Credits - In 2023 and 2024, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash. As of June 30, 2024, IPL and WPL provided indemnifications associated with $147 million and $50 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2024, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however, future capital investments and/or modifications to EGUs and electric and gas distribution systems to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Effluent Limitation Guidelines, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including the Clean Air Act.

NOTE 14(e) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with the Federal Energy Regulatory Commission (FERC) requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC Midwest LLC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2022, the U.S. Court of Appeals for the District of Columbia vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings, which may result in additional changes to the base return on equity authorized for the MISO transmission owners. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs.

NOTE 14(f) Collective Bargaining Agreements - At June 30, 2024, employees covered by collective bargaining agreements represented 53%, 70% and 83% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2024, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 54% of total employees of Alliant Energy and IPL, respectively. While the process to renew the agreement is underway and a tentative agreement has been reached, Alliant Energy and IPL are currently unable to predict the outcome.

NOTE 15. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s business segments is as follows. Intersegment revenues were not material to their respective operations. Refer to Note 2 for discussion of asset valuation charges recorded in the second quarter of 2024 related to IPL’s Lansing Generating Station, which decreased the assets for “Utility - Electric,” and Note 11 for discussion of additional AROs recorded in the second quarter of 2024 substantially due to the enactment of the revised CCR Rule, which primarily increased the assets for “Utility - Electric.”

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2024
Revenues	$789	$69	$10	$868	$26	$894
Operating income (loss)	131	1	(16)	116	14	130
Net income attributable to Alliant Energy common shareowners				82	5	87
Three Months Ended June 30, 2023
Revenues	$799	$77	$13	$889	$23	$912
Operating income	200	2	7	209	8	217
Net income (loss) attributable to Alliant Energy common shareowners				161	(1)	160

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2024
Revenues	$1,580	$273	$24	$1,877	$48	$1,925
Operating income (loss)	295	48	(11)	332	20	352
Net income attributable to Alliant Energy common shareowners				237	8	245
Six Months Ended June 30, 2023
Revenues	$1,567	$353	$25	$1,945	$45	$1,990
Operating income	363	52	11	426	13	439
Net income attributable to Alliant Energy common shareowners				321	2	323

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2024
Revenues	$404	$40	$9	$453
Operating income (loss)	34	(1)	(17)	16
Net income				18
Three Months Ended June 30, 2023
Revenues	$431	$44	$12	$487
Operating income	105	—	5	110
Net income				89
Six Months Ended June 30, 2024
Revenues	$795	$148	$23	$966
Operating income (loss)	91	21	(11)	101
Net income				81
Six Months Ended June 30, 2023
Revenues	$819	$194	$24	$1,037
Operating income	171	27	8	206
Net income				161

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2024
Revenues	$385	$29	$1	$415
Operating income	97	2	1	100
Net income				64
Three Months Ended June 30, 2023
Revenues	$368	$33	$1	$402
Operating income	95	2	2	99
Net income				72
Six Months Ended June 30, 2024
Revenues	$785	$125	$1	$911
Operating income	204	27	—	231
Net income				156
Six Months Ended June 30, 2023
Revenues	$748	$159	$1	$908
Operating income	192	25	3	220
Net income				160

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023
Corporate Services billings	$49	$48	$92	$88	$46	$43	$86	$80
Sales credited	—	1	—	8	14	10	36	22
Purchases billed	105	94	201	187	16	2	23	17

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Net payables to Corporate Services	$138	$129	$67	$72

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2024	2023	2024	2023
ATC billings to WPL	$39	$44	$76	$78
WPL billings to ATC	4	5	7	11

WPL owed ATC net amounts of $11 million as of June 30, 2024 and $10 million as of December 31, 2023.

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
•In April 2024 and June 2024, IPL and WPL entered into agreements to transfer a portion of the renewable tax credits generated in 2024 and 2025 from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash.
•In May 2024, WPL completed construction of the Grant County solar facility (200 MW in Grant County, Wisconsin).
•In May 2024, WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals. WPL previously planned to retire the EGU by June 1, 2025.
•In July 2024, the U.S. Department of Energy Office of Clean Energy Demonstrations awarded WPL’s Columbia Energy Storage Project, a 20 MW carbon dioxide-based long-duration energy storage system at the Columbia Energy Center (currently expected to be retired by June 1, 2026) site, up to approximately $30 million in grant funding during construction of the project. WPL currently expects to submit project plans to the PSCW later in 2024.
•In July 2024, WPL filed a certificate of authority application with the PSCW for approval to repower the Bent Tree wind farm, which would be eligible for production tax credits under the Inflation Reduction Act of 2022. A decision from the PSCW is currently expected in 2025.

Rate Matters:
•In October 2023, IPL filed a retail electric and gas rate review with the IUC for the October 2024 through September 2025 forward-looking Test Period. In June 2024, IPL reached a partial, non-unanimous settlement agreement with certain stakeholders, which is subject to IUC approval. Final rates are expected to be effective October 1, 2024. The settlement agreement reflects the following:
•Annual retail electric base rate increase of $185 million, with customers receiving credits for the first 12 months through a tax benefit rider, a subsequent retail electric base rate moratorium through September 2029, and an average retail electric rate base of $7,279 million;
•Annual retail gas base rate increase of $10 million, and an average retail gas rate base of $630 million;
•Return on common equity of 9.65% (for all assets that to do not have advance ratemaking principles) and a 51% common equity component of its regulatory capital structure;
•Key drivers include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation, as well as updated depreciation rates and certain incremental costs and benefits incurred resulting from the 2020 derecho windstorm;
•Earnings sharing mechanism beginning in 2025, where IPL would apply excess earnings to the remaining net book value of IPL’s highest earning asset with advance ratemaking principles (currently the Emery Generation Station) based on its authorized return on common equity as follows;

Threshold Above Authorized
Return on Common Equity	Sharing
First 50 basis points	75% customers, 25% IPL
>50 to 100 basis points	50% customers, 50% IPL
>100 to 150 basis points	25% customers, 75% IPL
>150 basis points	100% customers
•Creation of an individual customer rate tariff, which would allow IPL to attract new load growth to its service territory;
•Electric distribution system investment cap not to exceed $900 million in aggregate or $325 million in any given year from 2026 through 2029, with certain exceptions;
•IPL to retain renewable tax benefits and energy margins for new generation resources, as well as retain renewable tax benefits from the repowering of existing wind farms, including the Franklin County wind farm;
•Discontinuation of the renewable energy rider; and
•A return of the remaining net book value of the Lansing Generating Station; however, the agreement does not include a return on the remaining net book value of Lansing, resulting in Alliant Energy and IPL recording a pre-tax non-cash charge of $60 million to “Asset valuation charge for IPL’s Lansing Generating Station” in their income statements in the second quarter of 2024.
•In July 2024, the PSCW issued an oral decision authorizing WPL to refund $34 million, plus interest, to its retail electric customers in the fourth quarter of 2024 for fuel-related costs incurred by WPL in 2023 that were lower than fuel-related costs used to determine rates for such period.
•Refer to Note 3 for discussion of WPL’s March 2024 filing for judicial review of PSCW orders related to the recovery and deferral of the return on incremental solar generation construction costs in 2024 and 2025.

Growing Customer Demand:
•Alliant Energy, IPL and WPL are pursuing opportunities for customer growth, including new customers at Alliant Energy’s development-ready sites in Iowa and Wisconsin, and have executed various agreements for data centers. The timing and amount of increases in load are subject to various factors, including interconnections, and any executed or future agreements with customers are not expected to result in immediate increases in load.

Environmental Matters:
•In May 2024, the EPA enacted the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities. As a result, as discussed in Note 11, Alliant Energy, IPL and WPL recorded additional AROs in the second quarter of 2024. Alliant Energy, IPL and WPL continue to evaluate the revised CCR Rule and are unable to predict with certainty the future outcome or impact of these updates, including resolution of ongoing litigation.
•In May 2024, the EPA enacted the final Section 111(d) rule for certain fossil-fueled EGUs and repealed the Affordable Clean Energy rule. The final Section 111(d) rule requires states to implement plans to reduce carbon dioxide emissions through various Best System of Emission Reduction measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-greenhouse gases fuels, or carbon capture and storage technology. State plans are subject to EPA approval, and must be submitted by May 2026. The final rule’s compliance requirements will be phased in beginning in 2030 and covers fossil-fueled EGUs that utilize steam boilers to generate electricity, including IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, WPL’s coal-fired Edgewater Generating Station Unit 5 (WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals), and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. The final rule does not apply to EGUs that are retired by January 2032 and is not currently expected to impact WPL’s coal-fired Columbia Energy Center given current plans to retire this EGU prior to this deadline. In addition, the final rule does not impact existing natural gas-fired combustion turbines, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center; however, these EGUs could be subject to future Section 111(d) rules to reduce carbon dioxide emissions from existing combustion turbines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation.
•In May 2024, the EPA enacted final revised standards under Section 111(b), which establishes carbon dioxide emissions limits from certain new and reconstructed fossil-fueled EGU combustion turbines that commenced operation after May 23, 2023 with a capacity greater than 25 MW. The final revised standards do not apply to IPL’s Marshalltown Generating Station or WPL’s West Riverside Energy Center, which commenced operation prior to the applicability date of the final revised standards. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these revised standards, including resolution of ongoing litigation.
•In May 2024, the EPA enacted a final rule that revises discharge limits for specific categories of wastewater from existing coal-fired EGUs. The new limitations will be implemented in each facility’s wastewater discharge permits issued by state agencies and become effective as soon as possible but no later than December 31, 2029. Alliant Energy, IPL and WPL are currently evaluating the final rule and are unable to predict with certainty future compliance impacts, including resolution of ongoing litigation; however, costs to comply with this rule could have a material impact on their financial condition and results of operations.

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
•In May 2024, legislation was enacted in Iowa related to the advance rate-making principles for certain investments in Iowa. The most significant provisions of this legislation for Alliant Energy would allow IPL to include electric storage and nuclear-fired generation projects in the advance rate-making principles request process prior to making these investments in Iowa, and require IPL to obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUC in order to construct electric storage projects.

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

	2024		2023
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$85	$0.33	$164	$0.65
ATC Holdings	9	0.04	8	0.03
Non-utility and Parent	(7)	(0.03)	(12)	(0.04)
Alliant Energy Consolidated	$87	$0.34	$160	$0.64

Alliant Energy’s Utilities and Corporate Services net income decreased by $79 million for the three-month period, primarily due to an asset valuation charge for IPL’s Lansing Generating Station as a result of the proposed rate review settlement, an ARO charge allocated to the steam business at IPL due to the revised CCR Rule, the timing of income taxes, higher financing and depreciation expenses, estimated temperature impacts on retail electric and gas sales, and changes in WPL electric fuel-related costs, net of recoveries. These items were partially offset by higher revenue requirements from WPL’s capital investments.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	($10)	($27)	$17	$13	($24)	$37
Changes in gas utility (Refer to details below)	(8)	(4)	(4)	(80)	(46)	(34)
Changes in other utility	(3)	(3)	—	(1)	(1)	—
Changes in non-utility	3	—	—	3	—	—
Changes in total revenues	(18)	(34)	13	(65)	(71)	3
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	28	18	9	21	(3)	23
Changes in electric transmission service (Refer to details below)	(9)	(3)	(7)	(16)	(1)	(15)
Changes in cost of gas sold (Refer to details below)	8	3	5	76	39	37
Asset valuation charge for IPL’s Lansing Generating Station in 2024 (Refer to Note 2 for details)	(60)	(60)	—	(60)	(60)	—
Changes in other operation and maintenance (Refer to details below)	(14)	(17)	—	2	(6)	5
Changes in depreciation and amortization (Higher primarily due to WPL’s solar generation placed in service in 2023, as well as WPL’s amortization of liquidated damages related to West Riverside procurement contracts, which resulted in reductions to depreciation and amortization expenses in the first and second quarters of 2023)	(21)	(1)	(18)	(43)	(2)	(41)
Changes in taxes other than income taxes	(1)	—	(1)	(2)	(1)	(1)
Changes in total operating expenses	(69)	(60)	(12)	(22)	(34)	8
Changes in operating income	(87)	(94)	1	(87)	(105)	11
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2023)	(12)	(5)	(5)	(25)	(10)	(10)
Changes in equity income from unconsolidated investments, net (Refer to Note 5 for details)	1	—	—	—	—	—
Changes in allowance for funds used during construction (Primarily due to changes in levels of construction work in progress balances related to solar generation and battery storage)	(5)	7	(11)	(5)	13	(18)
Changes in Other	(3)	1	(4)	(2)	3	(5)
Changes in total other income and deductions	(19)	3	(20)	(32)	6	(33)
Changes in income before income taxes	(106)	(91)	(19)	(119)	(99)	(22)
Changes in income taxes (Refer to Note 9 for details)	33	20	11	41	19	18
Changes in net income	($73)	($71)	($8)	($78)	($80)	($4)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$719	$730	5,948	5,982	$59	$67	5,730	6,303
Sales for resale:
Wholesale	43	49	653	678	N/A	N/A	N/A	N/A
Bulk power and other	13	13	1,087	1,104	N/A	N/A	N/A	N/A
Transportation/Other	14	7	14	14	10	10	29,102	25,778
	$789	$799	7,702	7,778	$69	$77	34,832	32,081
Six Months
Retail	$1,425	$1,414	11,937	12,182	$251	$329	25,848	28,614
Sales for resale:
Wholesale	89	95	1,333	1,376	N/A	N/A	N/A	N/A
Bulk power and other	34	37	2,757	2,347	N/A	N/A	N/A	N/A
Transportation/Other	32	21	29	29	22	24	63,009	58,392
	$1,580	$1,567	16,056	15,934	$273	$353	88,857	87,006

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$387	$410	3,291	3,320	$34	$38	2,679	2,946
Sales for resale:
Wholesale	13	14	173	178	N/A	N/A	N/A	N/A
Bulk power and other	(2)	1	205	360	N/A	N/A	N/A	N/A
Transportation/Other	6	6	8	8	6	6	9,590	9,555
	$404	$431	3,677	3,866	$40	$44	12,269	12,501
Six Months
Retail	$762	$771	6,656	6,863	$135	$179	12,885	14,406
Sales for resale:
Wholesale	26	26	356	365	N/A	N/A	N/A	N/A
Bulk power and other	(5)	9	529	856	N/A	N/A	N/A	N/A
Transportation/Other	12	13	16	16	13	15	21,284	21,589
	$795	$819	7,557	8,100	$148	$194	34,169	35,995

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$332	$320	2,657	2,662	$25	$29	3,051	3,357
Sales for resale:
Wholesale	30	35	480	500	N/A	N/A	N/A	N/A
Bulk power and other	15	12	882	744	N/A	N/A	N/A	N/A
Transportation/Other	8	1	6	6	4	4	19,512	16,223
	$385	$368	4,025	3,912	$29	$33	22,563	19,580
Six Months
Retail	$663	$643	5,281	5,319	$116	$150	12,963	14,208
Sales for resale:
Wholesale	63	69	977	1,011	N/A	N/A	N/A	N/A
Bulk power and other	39	28	2,228	1,491	N/A	N/A	N/A	N/A
Transportation/Other	20	8	13	13	9	9	41,725	36,803
	$785	$748	8,499	7,834	$125	$159	54,688	51,011

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 1% and 2% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to changes in sales volumes to IPL’s industrial customers due to standby service customers that can use other generation and changes in temperatures. Alliant Energy’s retail gas sales volumes decreased 9% and 10% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to changes in temperatures. The six-month decrease in sales was partially offset by an extra day of sales during the first quarter of 2024 due to leap year.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric						Gas
	Three Months			Six Months			Three Months			Six Months
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
IPL	$1	$—	$1	($8)	($4)	($4)	($1)	($1)	$—	($7)	($4)	($3)
WPL	(2)	—	(2)	(12)	(5)	(7)	(2)	(1)	(1)	(7)	(3)	(4)
Total Alliant Energy	($1)	$—	($1)	($20)	($9)	($11)	($3)	($2)	($1)	($14)	($7)	($7)

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL (a)	$36	$—	$36	$74	$—	$74
Higher (lower) revenues due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	(34)	(15)	(19)	(35)	11	(46)
Estimated changes in sales volumes caused by temperatures	(1)	1	(2)	(11)	(4)	(7)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(4)	(4)	—	(9)	(9)	—
Lower revenues at IPL related to changes in the renewable energy rider (mostly offset by changes in income taxes)	(5)	(5)	—	(7)	(7)	—
Changes in WPL electric fuel-related costs, net of recoveries (b)	(7)	—	(7)	(7)	—	(7)
Higher (lower) sales for resale bulk power and other revenues	—	(3)	3	(3)	(14)	11
Other	5	(1)	6	11	(1)	12
	($10)	($27)	$17	$13	($24)	$37

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $49 million for WPL’s retail electric customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base and lower forecasted fuel-related expenses.
(b)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately ($5) million and ($4) million for the three and six months ended June 30, 2024, respectively, compared to $2 million and $3 million for the three and six months ended June 30, 2023, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	($8)	($3)	($5)	($75)	($38)	($37)
Estimated changes in sales volumes caused by temperatures	(1)	—	(1)	(7)	(3)	(4)
Higher revenue requirements at WPL (a)	1	—	1	6	—	6
Other	—	(1)	1	(4)	(5)	1
	($8)	($4)	($4)	($80)	($46)	($34)

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $13 million for WPL’s retail gas customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower electric production fuel costs (a)	$23	$20	$3	$78	$58	$20
Changes in regulatory recovery of retail electric fuel-related costs	34	16	18	2	(23)	25
Higher purchased power expense (b)	(28)	(18)	(10)	(55)	(38)	(17)
Other	(1)	—	(2)	(4)	—	(5)
	$28	$18	$9	$21	($3)	$23

(a)Electric production fuel costs decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to lower natural gas prices at IPL and WPL, and lower natural gas and coal volumes at IPL due to lower dispatch of IPL’s EGUs in 2024. The six-month decrease was partially offset by higher coal volumes at WPL due to higher dispatch of WPL’s coal-fired EGUs in 2024.
(b)Purchased power expense increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher prices for electricity purchased by IPL and WPL.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	($7)	($3)	($4)	($11)	($2)	($9)
Other	(2)	—	(3)	(5)	1	(6)
	($9)	($3)	($7)	($16)	($1)	($15)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower natural gas prices and lower retail gas volumes primarily due to changes in temperatures	$10	$5	$5	$84	$55	$29
Changes in the regulatory recovery of gas costs	(1)	(1)	—	(8)	(16)	8
Other	(1)	(1)	—	—	—	—
	$8	$3	$5	$76	$39	$37

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (mostly offset by lower revenues)	$5	$5	$—	$12	$12	$—
ARO charge for steam assets at IPL	(20)	(20)	—	(20)	(20)	—
Other	1	(2)	—	10	2	5
	($14)	($17)	$—	$2	($6)	$5

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2023 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2024, Alliant Energy had $92 million of cash and cash equivalents, $948 million ($398 million at the parent company, $250 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $65 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at June 30, 2024 were as follows (Long-term Debt (including current maturities) (LD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Cash, cash equivalents and restricted cash, January 1	$63	$24	$53	$15	$7	$5
Cash flows from (used for):
Operating activities	562	311	147	52	391	268
Investing activities	(533)	(482)	(209)	(15)	(247)	(402)
Financing activities	1	161	18	(43)	(71)	132
Net increase (decrease)	30	(10)	(44)	(6)	73	(2)
Cash, cash equivalents and restricted cash, June 30	$93	$14	$9	$9	$80	$3

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Changes in income taxes paid/received (a)	$86	$67	$32
Higher collections from WPL’s retail electric and gas base rate increases	80	—	80
Timing of WPL’s fuel-related cost recoveries from retail electric customers	18	—	18
Lower contributions to qualified defined benefit pension plans	10	—	10
Timing of intercompany payments and receipts	—	(10)	(26)
Changes in gas stored underground	(36)	(16)	(20)
Changes in interest payments	(28)	(11)	(7)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(18)	(7)	(11)
Other (primarily due to other changes in working capital)	139	72	47
	$251	$95	$123

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the six months ended June 30, 2024.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($112)	($249)	$137
Changes in the amount of cash receipts on sold receivables	34	34	—
Other	27	21	18
	($51)	($194)	$155

(a)Largely due to higher expenditures for WPL’s battery storage and IPL’s solar generation, partially offset by lower expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Alliant Energy and IPL are currently evaluating potential impacts from an electric distribution system investment cap included in IPL’s rate review settlement agreement, which is subject to IUC approval and could impact future construction and acquisition expenditures. Refer to “2024 Highlights” for additional information on IPL’s rate review settlement agreement.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Net changes in the amount of commercial paper and other short-term borrowings outstanding	($277)	($55)	($72)
Lower net proceeds from common stock issuances	(64)	—	—
(Higher) lower common stock dividends	(20)	40	(6)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	85	(125)
Lower payments to retire long-term debt	99	—	—
Higher net proceeds from issuance of long-term debt	107	—	—
Other	(5)	(9)	—
	($160)	$61	($203)

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

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2023 Form 10-K and has not changed materially from the items reported in the 2023 Form 10-K, except for the items described in Notes 4, 7 and 14.

OTHER MATTERS

Critical Accounting Estimates - The summary of critical accounting estimates included in the 2023 Form 10-K has not changed materially, except as described below.

Regulatory Assets and Regulatory Liabilities - In May 2023, IPL retired the Lansing Generating Station. IPL is currently allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers. IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period filed with the IUC in October 2023 included a request for continued recovery of and a return on the remaining net book value of Lansing through 2037. IPL’s partial non-unanimous rate review settlement agreement filed with the IUC in June 2024 includes a return of the remaining net book value of Lansing; however, the agreement does not include a return on the remaining net book value of Lansing, therefore the return on the remaining net book value is no longer probable of recovery from IPL’s retail electric customers. As a result, in the second quarter of 2024, a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements, with a corresponding decrease in Alliant Energy’s and

IPL’s assets retired early regulatory assets. A decision from the IUC on the settlement agreement is currently expected in the third quarter of 2024.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In May 2024, WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals. WPL previously planned to retire the EGU by June 1, 2025. As a result, Alliant Energy and WPL concluded Edgewater Unit 5 no longer meets the criteria to be considered probable of abandonment as of June 30, 2024. Refer to Note 3 for further discussion of Edgewater Unit 5.

Solar Generation Projects Recently Completed or Under Construction - Alliant Energy and WPL currently expect construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $195 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of June 30, 2024 given construction costs were reasonably and prudently incurred.

AROs - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. Alliant Energy, IPL and WPL estimate the fair value of their AROs using present value techniques, in which they make various assumptions, including estimates of the amounts and timing of future cash flows associated with retirement activities, inflation and discount rates. Estimates of the timing and amounts of future cash outlays are based on projections of when and how assets will be retired and the cost of future removal activities. The estimates are subject to change and future updates could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. In the second quarter of 2024, substantially due to the enactment of the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, Alliant Energy, IPL and WPL recorded additional AROs of $355 million, $102 million and $253 million, respectively. These amounts are expected to be adjusted in the future as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded ARO amounts. Refer to Note 11 for further discussion of AROs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2023 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2024.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2023 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2024 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	7,279	$48.00	—	N/A
May 1 through May 31	3,261	51.97	—	N/A
June 1 through June 30	37	50.54	—	N/A
	10,577	49.24	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended June 30, 2024, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Indenture, dated as of June 6, 2024, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed June 6, 2024 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of August 2024.

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

