Form 10-Q
period 2024-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2024-11-01
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2024:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,599,202 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2023 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2023	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IUC	Iowa Utilities Commission
ARO	Asset retirement obligation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company LLC	MISO	Midcontinent Independent System Operator, Inc.
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MW	Megawatt
CCR	Coal combustion residuals	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
Dth	Dekatherm	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EGU	Electric generating unit	OPEB	Other postretirement benefits
EPA	U.S. Environmental Protection Agency	PSCW	Public Service Commission of Wisconsin
EPS	Earnings per weighted average common share	U.S.	United States of America
Financial Statements	Condensed Consolidated Financial Statements	West Riverside	West Riverside Energy Center and Solar Facility
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company
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
•the impact of IPL’s retail electric base rate moratorium;
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
•changes in the price of delivered natural gas, transmission, purchased electric energy, purchased electric capacity and delivered coal, particularly during elevated market prices, and any resulting changes to counterparty credit risk, due to shifts in supply and demand caused by market conditions, regulations and MISO’s seasonal resource adequacy process;
•the ability to obtain regulatory approval for construction projects with acceptable conditions;
•the ability to complete construction of renewable generation and storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, duties or other assessments, such as any additional tariffs resulting from U.S. Department of Commerce investigations into and any decisions made regarding the sourcing of solar project materials and equipment from certain countries, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes;
•the ability to achieve the expected level of tax benefits based on tax guidelines, timely in-service dates, project costs and the level of electricity output generated by qualifying generating facilities, and the ability to efficiently utilize the renewable generation and storage project tax benefits to achieve IPL’s authorized rate of return and for the benefit of IPL’s and WPL’s customers;
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
•the ability to provide sufficient generation and the ability of ITC Midwest LLC and ATC to provide sufficient transmission capacity for potential load growth;
•the ability of potential large load growth customers to timely construct new facilities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Electric utility	$999	$995	$2,579	$2,562
Gas utility	49	47	322	400
Other utility	12	13	36	38
Non-utility	21	22	68	66
Total revenues	1,081	1,077	3,005	3,066
Operating expenses:
Electric production fuel and purchased power	192	231	493	553
Electric transmission service	165	154	464	438
Cost of gas sold	13	12	152	226
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	—	60	—
Other	174	160	510	499
Depreciation and amortization	195	170	571	503
Taxes other than income taxes	29	28	90	87
Total operating expenses	768	755	2,340	2,306
Operating income	313	322	665	760
Other (income) and deductions:
Interest expense	114	99	329	289
Equity income from unconsolidated investments, net	(14)	(14)	(44)	(45)
Allowance for funds used during construction	(20)	(28)	(58)	(71)
Other	—	1	2	2
Total other (income) and deductions	80	58	229	175
Income before income taxes	233	264	436	585
Income tax expense (benefit)	(62)	5	(104)	3
Net income attributable to Alliant Energy common shareowners	$295	$259	$540	$582
Weighted average number of common shares outstanding:
Basic	256.6	253.5	256.4	252.1
Diluted	256.9	253.8	256.7	252.4
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$1.15	$1.02	$2.11	$2.31
Diluted	$1.15	$1.02	$2.10	$2.31

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$827	$62
Accounts receivable, less allowance for expected credit losses	463	475
Production fuel, at weighted average cost	60	62
Gas stored underground, at weighted average cost	60	79
Materials and supplies, at weighted average cost	200	202
Regulatory assets	214	232
Other	144	160
Total current assets	1,968	1,272
Property, plant and equipment, net	17,936	17,157
Investments:
ATC Holdings	407	386
Other	226	216
Total investments	633	602
Other assets:
Regulatory assets	2,136	2,029
Deferred charges and other	156	177
Total other assets	2,292	2,206
Total assets	$22,829	$21,237

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,104	$809
Commercial paper	330	475
Accounts payable	473	611
Regulatory liabilities	81	107
Other	300	302
Total current liabilities	2,288	2,304
Long-term debt, net (excluding current portion)	9,245	8,225
Other liabilities:
Deferred tax liabilities	2,164	2,042
Regulatory liabilities	991	1,023
Pension and other benefit obligations	234	249
Other	939	617
Total other liabilities	4,328	3,931
Commitments and contingencies (Note 14)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,599,202 and 256,096,848 shares outstanding	3	3
Additional paid-in capital	3,052	3,030
Retained earnings	3,927	3,756
Accumulated other comprehensive income (loss)	(1)	1
Shares in deferred compensation trust - 362,813 and 379,006 shares at a weighted average cost of $35.94 and $34.48 per share	(13)	(13)
Total Alliant Energy Corporation common equity	6,968	6,777
Total liabilities and equity	$22,829	$21,237

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$540	$582
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	571	503
Deferred tax benefit and tax credits	(103)	(8)
Asset valuation charge for IPL’s Lansing Generating Station	60	—
Other	(9)	(30)
Other changes in assets and liabilities:
Accounts receivable	(388)	(279)
Derivative assets	7	102
Accounts payable	59	(91)
Regulatory liabilities	(67)	(126)
Deferred income taxes (a)	222	(23)
Other	21	(8)
Net cash flows from operating activities	913	622
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,280)	(1,201)
Other	(154)	(92)
Cash receipts on sold receivables	399	306
Proceeds from sales of partial ownership interests in West Riverside	123	120
Other	(28)	(85)
Net cash flows used for investing activities	(940)	(952)
Cash flows from financing activities:
Common stock dividends	(369)	(341)
Proceeds from issuance of common stock, net	18	201
Proceeds from issuance of long-term debt	1,613	1,158
Payments to retire long-term debt	(305)	(404)
Net change in commercial paper and other short-term borrowings	(145)	(141)
Other	(18)	42
Net cash flows from financing activities	794	515
Net increase in cash, cash equivalents and restricted cash	767	185
Cash, cash equivalents and restricted cash at beginning of period	63	24
Cash, cash equivalents and restricted cash at end of period	$830	$209
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($326)	($280)
Income taxes, net (a)	$158	($6)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$194	$287
Beneficial interest obtained in exchange for securitized accounts receivable	$212	$236
(a) 2024 includes $172 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Electric utility	$523	$551	$1,318	$1,370
Gas utility	27	31	175	224
Steam and other	11	12	34	36
Total revenues	561	594	1,527	1,630
Operating expenses:
Electric production fuel and purchased power	79	99	195	213
Electric transmission service	115	115	317	316
Cost of gas sold	8	12	85	127
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	—	60	—
Other	96	84	281	264
Depreciation and amortization	100	97	294	288
Taxes other than income taxes	14	14	45	43
Total operating expenses	412	421	1,277	1,251
Operating income	149	173	250	379
Other (income) and deductions:
Interest expense	44	38	128	113
Allowance for funds used during construction	(13)	(6)	(34)	(13)
Other	(4)	2	(4)	3
Total other (income) and deductions	27	34	90	103
Income before income taxes	122	139	160	276
Income tax benefit	(68)	(31)	(112)	(55)
Net income	$190	$170	$272	$331
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$756	$53
Accounts receivable, less allowance for expected credit losses	234	242
Production fuel, at weighted average cost	34	27
Gas stored underground, at weighted average cost	26	35
Materials and supplies, at weighted average cost	118	122
Regulatory assets	93	93
Other	71	51
Total current assets	1,332	623
Property, plant and equipment, net	8,801	8,298
Other assets:
Regulatory assets	1,475	1,484
Deferred charges and other	72	84
Total other assets	1,547	1,568
Total assets	$11,680	$10,489

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$800	$500
Accounts payable	240	262
Accrued taxes	61	50
Accrued interest	45	40
Regulatory liabilities	34	72
Other	93	101
Total current liabilities	1,273	1,025
Long-term debt, net (excluding current portion)	3,789	3,445
Other liabilities:
Deferred tax liabilities	1,195	1,091
Regulatory liabilities	519	572
Pension and other benefit obligations	47	51
Other	437	331
Total other liabilities	2,198	2,045
Commitments and contingencies (Note 14)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,212	2,887
Retained earnings	1,175	1,054
Total Interstate Power and Light Company common equity	4,420	3,974
Total liabilities and equity	$11,680	$10,489

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$272	$331
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	294	288
Deferred tax benefit and tax credits	(64)	(17)
Asset valuation charge for IPL’s Lansing Generating Station	60	—
Other	(1)	(6)
Other changes in assets and liabilities:
Accounts receivable	(392)	(306)
Derivative assets	(1)	53
Regulatory assets	(36)	55
Regulatory liabilities	(65)	(90)
Deferred income taxes (a)	166	(44)
Other	(2)	(73)
Net cash flows from operating activities	231	191
Cash flows used for investing activities:
Construction and acquisition expenditures	(702)	(427)
Cash receipts on sold receivables	399	306
Other	(29)	(56)
Net cash flows used for investing activities	(332)	(177)
Cash flows from financing activities:
Common stock dividends	(151)	(210)
Capital contributions from parent	325	60
Proceeds from issuance of long-term debt	643	296
Other	(13)	13
Net cash flows from financing activities	804	159
Net increase in cash, cash equivalents and restricted cash	703	173
Cash, cash equivalents and restricted cash at beginning of period	53	15
Cash, cash equivalents and restricted cash at end of period	$756	$188
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($122)	($107)
Income taxes, net (a)	$114	$36
Significant non-cash investing and financing activities:
Accrued capital expenditures	$120	$108
Beneficial interest obtained in exchange for securitized accounts receivable	$212	$236

(a) 2024 includes $89 million of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Electric utility	$476	$444	$1,261	$1,192
Gas utility	22	16	147	176
Other	1	1	2	2
Total revenues	499	461	1,410	1,370
Operating expenses:
Electric production fuel and purchased power	112	132	298	341
Electric transmission service	49	39	148	122
Cost of gas sold	5	—	67	99
Other operation and maintenance	72	64	200	197
Depreciation and amortization	91	71	269	208
Taxes other than income taxes	14	13	41	40
Total operating expenses	343	319	1,023	1,007
Operating income	156	142	387	363
Other (income) and deductions:
Interest expense	42	38	124	110
Allowance for funds used during construction	(7)	(22)	(24)	(58)
Other	3	(2)	4	(3)
Total other (income) and deductions	38	14	104	49
Income before income taxes	118	128	283	314
Income tax expense	4	21	13	47
Net income	$114	$107	$270	$267
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$69	$7
Accounts receivable, less allowance for expected credit losses	214	219
Production fuel, at weighted average cost	26	35
Gas stored underground, at weighted average cost	34	44
Materials and supplies, at weighted average cost	77	77
Regulatory assets	121	139
Prepaid gross receipts tax	37	49
Other	30	43
Total current assets	608	613
Property, plant and equipment, net	8,613	8,415
Other assets:
Regulatory assets	661	545
Deferred charges and other	56	61
Total other assets	717	606
Total assets	$9,938	$9,634

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$318
Accounts payable	168	293
Accrued interest	41	40
Regulatory liabilities	47	35
Other	95	89
Total current liabilities	351	775
Long-term debt, net	3,369	3,070
Other liabilities:
Deferred tax liabilities	843	827
Regulatory liabilities	472	451
Pension and other benefit obligations	109	121
Other	719	493
Total other liabilities	2,143	1,892
Commitments and contingencies (Note 14)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,478
Retained earnings	1,476	1,353
Total Wisconsin Power and Light Company common equity	4,075	3,897
Total liabilities and equity	$9,938	$9,634

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$270	$267
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	269	208
Other	(47)	(38)
Other changes in assets and liabilities:
Derivative assets	7	55
Regulatory assets	62	(16)
Accounts payable	28	(55)
Deferred income taxes (a)	60	19
Other	2	(3)
Net cash flows from operating activities	651	437
Cash flows used for investing activities:
Construction and acquisition expenditures	(578)	(774)
Proceeds from sales of partial ownership interests in West Riverside	123	120
Other	(9)	(26)
Net cash flows used for investing activities	(464)	(680)
Cash flows from (used for) financing activities:
Common stock dividends	(147)	(138)
Capital contributions from parent	55	245
Proceeds from issuance of long-term debt	297	297
Net change in commercial paper	(318)	(170)
Other	(12)	20
Net cash flows from (used for) financing activities	(125)	254
Net increase in cash, cash equivalents and restricted cash	62	11
Cash, cash equivalents and restricted cash at beginning of period	7	5
Cash, cash equivalents and restricted cash at end of period	$69	$16
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($123)	($106)
Income taxes, net (a)	$36	($63)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$68	$172

(a) 2024 includes $83 million of proceeds from renewable tax credits transferred to other corporate taxpayers

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2024, cash and cash equivalents included time deposits and money market fund investments of $803 million and $745 million for Alliant Energy and IPL, respectively, and money market fund investments of $58 million for WPL, with weighted average interest rates of 5%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Tax-related	$1,000	$934	$885	$831	$115	$103
AROs	418	194	223	160	195	34
Pension and OPEB costs	329	347	163	171	166	176
Assets retired early	181	273	169	259	12	14
Derivatives	80	102	24	34	56	68
Commodity cost recovery	76	120	8	12	68	108
WPL’s Western Wisconsin gas distribution expansion investments	42	44	—	—	42	44
IPL’s Duane Arnold Energy Center purchased power agreement amendment	24	42	24	42	—	—
Other	200	205	72	68	128	137
	$2,350	$2,261	$1,568	$1,577	$782	$684

AROs - Refer to Note 11 for discussion of the recognition of additional ARO regulatory assets in the second quarter of 2024, substantially resulting from the enactment of the revised CCR Rule.

Assets retired early - In May 2023, IPL retired the Lansing Generating Station. IPL was previously allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers. In September 2024, the IUC approved the June 2024 partial non-unanimous settlement agreement between IPL and certain stakeholders for IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period. The agreement includes a return of the remaining net book value of Lansing, but does not include a return on the remaining net book value of Lansing, effective October 1, 2024. As a result, the return on the remaining net book value is no longer recoverable from IPL’s retail electric customers, and a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements for the nine months ended September 30, 2024, with a corresponding decrease in Alliant Energy’s and IPL’s assets retired early regulatory assets.

Derivatives - Refer to Note 12 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the nine months ended September 30, 2024, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Tax-related	$589	$566	$286	$299	$303	$267
Cost of removal obligations	359	366	215	242	144	124
Derivatives	47	65	26	34	21	31
Commodity cost recovery	45	48	8	13	37	35
Other	32	85	18	56	14	29
	$1,072	$1,130	$553	$644	$519	$486

Tax-related - The increase in Alliant Energy’s and WPL’s tax-related regulatory liabilities during the nine months ended September 30, 2024 was primarily due to tax benefits resulting from WPL electing investment tax credit treatment for its Cassville solar facility in the second quarter of 2024. A majority of these benefits will be addressed in a future regulatory proceeding, with a portion of the benefits passed on to WPL’s electric customers in 2024 and 2025.

Rate Reviews -
IPL’s Retail Electric and Gas Rate Reviews (October 2024 through September 2025 Forward-looking Test Period) - In September 2024, the IUC issued an order authorizing annual base rate increases of $185 million for IPL’s retail electric customers, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, and $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, and are currently subject to procedural reviews by the IUC. The IUC’s order also reflects the following:
•Electric earnings sharing mechanism beginning in calendar year 2025, where IPL would apply excess earnings to the remaining net book value of IPL’s highest earning asset with advance ratemaking principles (currently the Emery Generation Station) based on its authorized return on common equity;
•Investment tax credits resulting from renewable generation and battery storage projects may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold; any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any revenue deficiency in future years; and
•Discontinuation of the renewable energy rider.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
WPL currently expects construction costs associated with its approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $195 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. In September 2024, the PSCW issued an order modifying its February 2024 order and approving the deferral of the return on the incremental solar generation construction costs, and in October 2024, WPL withdrew its filing for judicial review. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of September 30, 2024 given construction costs were reasonably and prudently incurred.

In September 2024, the IUC approved IPL’s settlement agreement with certain stakeholders for its retail electric rate review for the October 2024 through September 2025 forward-looking Test Period. The settlement agreement allows IPL to recover construction costs associated with its 400 MW of new solar generation, including allowance for funds used during construction and transmission upgrade costs among other costs, above the original cost target of $1,650/kilowatt up to $1,837.5/kilowatt. The costs up to the original cost target of $1,650/kilowatt will earn a return on common equity of 10.25%. The costs between $1,650/kilowatt and $1,837.5/kilowatt will earn a return on common equity that is the same as other assets without advance rate-making principles, without having to establish that such costs were reasonably and prudently incurred. Alliant Energy and IPL currently do not expect these construction costs will exceed $1,837.5/kilowatt.

In May 2024, WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals. WPL previously planned to retire the EGU by June 1, 2025. As a result, as of September 30, 2024, Alliant Energy and WPL concluded Edgewater Unit 5 (net book value of $493 million) no longer meets the criteria to be considered probable of abandonment, and $794 million was reclassified to utility electric generation plant in service from utility electric plant anticipated to be retired early.

WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In May 2024, WPL renewed this financing lease through 2044. There are no lease renewal periods remaining.

In June 2024, WEC Energy Group, Inc. and Madison Gas and Electric Company acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interests in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements for the nine months ended September 30, 2024. As a result of these transactions, WPL’s undivided current ownership interest in West Riverside is 56.6%.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2024, IPL amended and extended through March 2026 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Effective September 2024, the limit on cash proceeds under the Receivables Agreement was changed to $5 million. As of September 30, 2024, IPL had $4 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2024	2023	2024	2023
Maximum outstanding aggregate cash proceeds	$52	$94	$110	$110
Average outstanding aggregate cash proceeds	7	46	34	68

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2024	December 31, 2023
Customer accounts receivable	$141	$130
Unbilled utility revenues	81	98
Other receivables	1	1
Receivables sold to third party	223	229
Less: cash proceeds	1	1
Deferred proceeds	222	228
Less: allowance for expected credit losses	10	12
Fair value of deferred proceeds	$212	$216

As of September 30, 2024, outstanding receivables past due under the Receivables Agreement were $16 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2024	2023	2024	2023
Collections	$565	$616	$1,578	$1,720
Write-offs, net of recoveries	4	5	9	9

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2024	2023	2024	2023
ATC Holdings	($13)	($12)	($38)	($37)
Other	(1)	(2)	(6)	(8)
	($14)	($14)	($44)	($45)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2024	256,096,848
Shareowner Direct Plan	348,087
Equity-based compensation plans	154,267
Shares outstanding, September 30, 2024	256,599,202

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791
Net income attributable to Alliant Energy common shareowners			295			295
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		4			(1)	3
Other comprehensive loss, net of tax				(4)		(4)
Ending balance, September 30, 2024	$3	$3,052	$3,927	($1)	($13)	$6,968
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$3	$2,854	$3,606	$3	($14)	$6,452
Net income attributable to Alliant Energy common shareowners			259			259
Common stock dividends ($0.4525 per share)			(115)			(115)
At-the-market offering program and Shareowner Direct Plan issuances		125				125
Equity-based compensation plans and other		3			1	4
Other comprehensive income, net of tax				1		1
Ending balance, September 30, 2023	$3	$2,982	$3,750	$4	($13)	$6,726

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			540			540
Common stock dividends ($1.44 per share)			(369)			(369)
Shareowner Direct Plan issuances		18				18
Equity-based compensation plans and other		4				4
Other comprehensive loss, net of tax				(2)		(2)
Ending balance, September 30, 2024	$3	$3,052	$3,927	($1)	($13)	$6,968
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$3	$2,777	$3,509	$—	($13)	$6,276
Net income attributable to Alliant Energy common shareowners			582			582
Common stock dividends ($1.3575 per share)			(341)			(341)
At-the-market offering program and Shareowner Direct Plan issuances		201				201
Equity-based compensation plans and other		4				4
Other comprehensive income, net of tax				4		4
Ending balance, September 30, 2023	$3	$2,982	$3,750	$4	($13)	$6,726

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$33	$3,012	$1,035	$4,080
Net income			190	190
Common stock dividends			(50)	(50)
Capital contributions from parent		200		200
Ending balance, September 30, 2024	$33	$3,212	$1,175	$4,420
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$33	$2,847	$989	$3,869
Net income			170	170
Common stock dividends			(70)	(70)
Capital contributions from parent		20		20
Ending balance, September 30, 2023	$33	$2,867	$1,089	$3,989

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			272	272
Common stock dividends			(151)	(151)
Capital contributions from parent		325		325
Ending balance, September 30, 2024	$33	$3,212	$1,175	$4,420
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$33	$2,807	$968	$3,808
Net income			331	331
Common stock dividends			(210)	(210)
Capital contributions from parent		60		60
Ending balance, September 30, 2023	$33	$2,867	$1,089	$3,989

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$66	$2,533	$1,411	$4,010
Net income			114	114
Common stock dividends			(49)	(49)
Ending balance, September 30, 2024	$66	$2,533	$1,476	$4,075
Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$66	$2,413	$1,260	$3,739
Net income			107	107
Common stock dividends			(46)	(46)
Capital contributions from parent		65		65
Ending balance, September 30, 2023	$66	$2,478	$1,321	$3,865

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			270	270
Common stock dividends			(147)	(147)
Capital contributions from parent		55		55
Ending balance, September 30, 2024	$66	$2,533	$1,476	$4,075
Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$66	$2,233	$1,192	$3,491
Net income			267	267
Common stock dividends			(138)	(138)
Capital contributions from parent		245		245
Ending balance, September 30, 2023	$66	$2,478	$1,321	$3,865

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In June 2024, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $450 million for Alliant Energy at the parent company level, $250 million for IPL and $300 million for WPL, within the $1 billion total commitment. Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

September 30, 2024	Alliant Energy	IPL	WPL
Amount outstanding	$330	$—	$—
Weighted average interest rates	5.0%	—%	—%
Available credit facility capacity	$670	$250	$300

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2024	2023	2024	2023	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$330	$474	$—	$7	$—	$125
Average amount outstanding (based on daily outstanding balances)	$197	$440	$—	$—	$—	$86
Weighted average interest rates	5.4%	5.5%	—%	5.5%	—%	5.4%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$632	$793	$19	$70	$390	$349
Average amount outstanding (based on daily outstanding balances)	$320	$367	$1	$2	$87	$135
Weighted average interest rates	5.5%	5.1%	5.5%	5.3%	5.5%	4.9%

NOTE 7(b) Long-term Debt - In March 2024, AEF entered into a $300 million variable rate (6% as of September 30, 2024) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2025. This term loan credit agreement amends and restates the term loan credit agreement that expired in March 2024, and retired the $300 million variable rate term loan set forth therein. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million.

In June 2024, AEF issued $375 million of 5.4% senior notes due 2027 (with Alliant Energy as guarantor). The net proceeds from this issuance were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

In September 2024, IPL issued $350 million of 4.95% senior debentures due 2034 and $300 million of 5.45% senior debentures due 2054. A portion of the net proceeds from this issuance were placed in time deposits and money market fund investments pending the December 2024 retirement of IPL’s $500 million 3.25% senior debentures, and the remainder of the net proceeds were used for general corporate purposes.

In March 2024, WPL issued $300 million of 5.375% debentures due 2034. WPL’s debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds was disbursed for the development and acquisition of its solar EGUs.

Convertible Senior Notes - As of September 30, 2024, the conditions allowing holders of Alliant Energy’s convertible senior notes due 2026 (the Notes) to convert their Notes were not met, and as a result, the Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of September 30, 2024, the net carrying amount of the Notes was $570 million, with unamortized debt issuance costs of $5 million, and the estimated fair value (Level 2) of the Notes was $602 million. As of September 30, 2024, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers, which correlates to revenues for each reportable segment, was as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2024	2023	2024	2023	2024	2023
Electric Utility:
Retail - residential	$378	$374	$202	$209	$176	$165
Retail - commercial	239	241	153	158	86	83
Retail - industrial	270	280	142	153	128	127
Wholesale	58	59	19	21	39	38
Bulk power and other	54	41	7	10	47	31
Total Electric Utility	999	995	523	551	476	444
Gas Utility:
Retail - residential	24	23	13	14	11	9
Retail - commercial	13	12	7	9	6	3
Retail - industrial	1	2	1	2	—	—
Transportation/other	11	10	6	6	5	4
Total Gas Utility	49	47	27	31	22	16
Other Utility:
Steam	9	11	9	11	—	—
Other utility	3	2	2	1	1	1
Total Other Utility	12	13	11	12	1	1
Non-Utility and Other:
Travero and other	21	22	—	—	—	—
Total Non-Utility and Other	21	22	—	—	—	—
Total revenues	$1,081	$1,077	$561	$594	$499	$461

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2024	2023	2024	2023	2024	2023
Electric Utility:
Retail - residential	$966	$943	$502	$503	$464	$440
Retail - commercial	616	627	385	399	231	228
Retail - industrial	730	740	372	389	358	351
Wholesale	147	154	45	47	102	107
Bulk power and other	120	98	14	32	106	66
Total Electric Utility	2,579	2,562	1,318	1,370	1,261	1,192
Gas Utility:
Retail - residential	189	233	103	131	86	102
Retail - commercial	92	122	48	65	44	57
Retail - industrial	8	12	5	8	3	4
Transportation/other	33	33	19	20	14	13
Total Gas Utility	322	400	175	224	147	176
Other Utility:
Steam	29	32	29	32	—	—
Other utility	7	6	5	4	2	2
Total Other Utility	36	38	34	36	2	2
Non-Utility and Other:
Travero and other	68	66	—	—	—	—
Total Non-Utility and Other	68	66	—	—	—	—
Total revenues	$3,005	$3,066	$1,527	$1,630	$1,410	$1,370

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three and nine months ended September 30, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the nine months ended September 30, 2024 were the pre-tax non-cash charge of $60 million for IPL’s Lansing Generation Station discussed in Note 2 and the pre-tax non-cash charge of $20 million for the portion of recorded AROs allocated to IPL’s steam business discussed in Note 11.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Overall income tax rate	(27%)	2%	(24%)	1%	(56%)	(22%)	(70%)	(20%)	3%	16%	5%	15%

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2024, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2044	$367	$6	$1
Federal tax credits	2033-2044	622	435	175

Iowa Tax Reform - Pursuant to Iowa tax reform enacted in 2022, and based on the remeasurement of Alliant Energy parent company’s deferred tax assets in the third quarter of 2023 for the Iowa corporate income tax rate of 7.1% effective January 1, 2024, a charge of $8 million was recorded to income tax expense in Alliant Energy’s income statement in the third quarter of 2023.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$2	$3	$4	$1	$1	$2	$2
Interest cost	12	12	34	35	2	3	6	7
Expected return on plan assets	(14)	(14)	(41)	(40)	(2)	(2)	(4)	(4)
Amortization of prior service credit	—	(1)	—	(1)	—	—	—	—
Amortization of actuarial loss	6	7	18	21	—	—	—	1
	$5	$6	$14	$19	$1	$2	$4	$6

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$—	$2	$2	$—	$—	$—	$—
Interest cost	5	6	15	16	1	1	3	3
Expected return on plan assets	(7)	(6)	(20)	(19)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	2	2	7	8	—	—	—	1
	$1	$2	$4	$7	$—	$—	$—	$1

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1	$1	$—	$1	$—	$1
Interest cost	5	5	15	15	1	1	3	3
Expected return on plan assets	(6)	(5)	(18)	(16)	(1)	(1)	(1)	(1)
Amortization of actuarial loss	3	3	9	10	—	—	—	—
	$2	$3	$7	$10	$—	$1	$2	$3

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Compensation expense	$3	$4	$10	$10	$2	$2	$5	$5	$1	$2	$4	$4
Income tax benefits	1	1	3	3	—	1	1	1	—	—	1	1

As of September 30, 2024, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $15 million, $7 million and $7 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2024, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	127,267	$46.04
Performance shares (net income and diversity metrics) (formerly granted as performance restricted stock units)	145,449	48.49
Restricted stock units	128,620	48.57

As of September 30, 2024, 392,649 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets for the nine months ended September 30, 2024 is as follows (in millions):

	Alliant Energy	IPL	WPL
Balance, January 1	$246	$148	$98
Revisions in estimated cash flows	(2)	—	(2)
Liabilities settled	(4)	(2)	(2)
Liabilities incurred (a)	356	103	253
Accretion expense	12	6	6
Balance, September 30	$608	$255	$353

(a)In the second quarter of 2024, substantially due to the enactment of the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities, Alliant Energy, IPL and WPL recorded additional AROs, additional ARO regulatory assets for EGUs no longer in operation, additional property, plant and equipment for EGUs still in operation, and a pre-tax non-cash charge of $20 million recorded to “Other operation and maintenance” in Alliant Energy’s and IPL’s income statements for the nine months ended September 30, 2024 for the portion allocated to IPL’s steam business for IPL’s Prairie Creek Generating Station and the retired Sixth Street Generating Station as established in prior rate reviews. The amounts recorded in the second quarter of 2024 are expected to be adjusted in the future as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded amounts.

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2024, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,841	2024-2026	15,595	2024-2025	156,626	2024-2032	3,150	2024-2025
IPL	675	2024-2026	5,385	2024-2025	67,817	2024-2030	—	—
WPL	1,166	2024-2026	10,210	2024-2025	88,809	2024-2032	3,150	2024-2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current derivative assets	$51	$44	$37	$30	$14	$14
Non-current derivative assets	31	44	18	24	13	20
Current derivative liabilities	31	51	14	22	17	29
Non-current derivative liabilities	45	47	6	8	39	39

Based on IPL’s and WPL’s cost recovery mechanisms, the majority of changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2024 and December 31, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2024
Derivative assets	$82	$63	$55	$45	$27	$18
Derivative liabilities	76	57	20	10	56	47
December 31, 2023
Derivative assets	88	47	54	32	34	15
Derivative liabilities	98	57	30	8	68	49

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - The interest rate derivative associated with AEF’s interest rate swap maturing in January 2026 was valued based on quoted prices that utilize current market interest rate forecasts. As of September 30, 2024, $1 million of non-current interest rate derivative liabilities was recorded in “Other liabilities” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of September 30, 2024, accumulated other comprehensive loss included $1 million of losses related to the interest rate swap. Reductions to interest expense of $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2023, respectively, were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 13. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Time deposits and money market fund investments	$803	$803	$—	$—	$803	$45	$45	$—	$—	$45
Commodity derivatives	82	—	42	40	82	88	—	59	29	88
Interest rate derivatives	—	—	—	—	—	1	—	1	—	1
Deferred proceeds	212	—	—	212	212	216	—	—	216	216
Liabilities:
Commodity derivatives	76	—	73	3	76	98	—	93	5	98
Interest rate derivatives	1	—	1	—	1	—	—	—	—	—
Long-term debt (incl. current maturities)	10,349	—	10,444	—	10,444	9,034	—	8,677	—	8,677

IPL	September 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Time deposits and money market fund investments	$745	$745	$—	$—	$745	$45	$45	$—	$—	$45
Commodity derivatives	55	—	23	32	55	54	—	30	24	54
Deferred proceeds	212	—	—	212	212	216	—	—	216	216
Liabilities:
Commodity derivatives	20	—	17	3	20	30	—	25	5	30
Long-term debt (incl. current maturities)	4,589	—	4,407	—	4,407	3,945	—	3,664	—	3,664

WPL	September 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$58	$58	$—	$—	$58	$—	$—	$—	$—	$—
Commodity derivatives	27	—	19	8	27	34	—	29	5	34
Liabilities:
Commodity derivatives	56	—	56	—	56	68	—	68	—	68
Long-term debt	3,369	—	3,322	—	3,322	3,070	—	2,933	—	2,933

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2024	2023	2024	2023
Beginning balance, July 1	$51	$54	$171	$175
Total net gains included in changes in net assets (realized/unrealized)	2	17	—	—
Sales	—	(1)	—	—
Settlements (a)	(16)	(27)	41	61
Ending balance, September 30	$37	$43	$212	$236
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$2	$17	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2024	2023	2024	2023
Beginning balance, January 1	$24	$19	$216	$185
Total net gains (losses) included in changes in net assets (realized/unrealized)	(7)	6	—	—
Purchases	59	62	—	—
Sales	(1)	(2)	—	—
Settlements (a)	(38)	(42)	(4)	51
Ending balance, September 30	$37	$43	$212	$236
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($7)	$6	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2024	2023	2024	2023
Beginning balance, July 1	$40	$41	$171	$175
Total net gains included in changes in net assets (realized/unrealized)	—	12	—	—
Sales	—	(1)	—	—
Settlements (a)	(11)	(17)	41	61
Ending balance, September 30	$29	$35	$212	$236
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$—	$12	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2024	2023	2024	2023
Beginning balance, January 1	$19	$16	$216	$185
Total net losses included in changes in net assets (realized/unrealized)	(7)	—	—	—
Purchases	45	51	—	—
Sales	(1)	(2)	—	—
Settlements (a)	(27)	(30)	(4)	51
Ending balance, September 30	$29	$35	$212	$236
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($7)	$—	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2024	2023
Beginning balance, July 1	$11	$13
Total net gains included in changes in net assets (realized/unrealized)	2	5
Settlements	(5)	(10)
Ending balance, September 30	$8	$8
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$2	$5

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2024	2023
Beginning balance, January 1	$5	$3
Total net gains included in changes in net assets (realized/unrealized)	—	6
Purchases	14	11
Settlements	(11)	(12)
Ending balance, September 30	$8	$8
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$—	$6

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2024	$—	$37	$—	$29	$—	$8
December 31, 2023	3	21	3	16	—	5

NOTE 14. COMMITMENTS AND CONTINGENCIES
NOTE 14(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including WPL’s expansion of battery storage, IPL’s repowering of the existing Franklin County wind farm, and IPL’s expansion of solar generation. At September 30, 2024, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $99 million, $24 million and $72 million, respectively.

NOTE 14(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2024, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$746	$322	$424
Coal	139	80	59
Other (a)	110	46	22
	$995	$448	$505

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2024.

NOTE 14(c) Guarantees and Indemnifications -
Whiting Petroleum Corporation (Whiting Petroleum) - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum, an independent oil and gas company. Alliant Energy Resources, LLC, as the successor to a predecessor entity that owned Whiting Petroleum, and a wholly-owned subsidiary of AEF, has guaranteed the partnership obligations of an affiliate of Whiting Petroleum under multiple general partnership agreements in the oil and gas industry. The guarantees do not include a maximum limit. Based on information made available to Alliant Energy by Whiting Petroleum, the Whiting Petroleum affiliate holds an approximate 6% share in the partnerships, and currently known obligations include costs associated with the future abandonment of certain facilities owned by the partnerships. The general partnerships were formed under California law, and Alliant Energy Resources, LLC may need to perform under the guarantees if the affiliate of Whiting Petroleum is unable to meet its partnership obligations.

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of September 30, 2024, the currently known partnership obligations for the abandonment obligations are estimated at $49 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of September 30, 2024 and December 31, 2023.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $43 million as of September 30, 2024 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2024 and December 31, 2023.

Transfers of Renewable Tax Credits - In 2023 and 2024, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and battery storage facilities to other corporate taxpayers in exchange for cash. As of September 30, 2024, IPL and WPL provided indemnifications associated with $165 million and $105 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

NOTE 14(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2024, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$7	-	$28	$5	-	$17	$2	-	$11
Current and non-current environmental liabilities	$13			$8			$5

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

NOTE 14(e) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with the Federal Energy Regulatory Commission (FERC) requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC Midwest LLC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2022, the U.S. Court of Appeals for the District of Columbia vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings. In October 2024, FERC issued an order reducing the base return on equity authorized for MISO transmission owners to 9.98%, effective September 28, 2016. As a result, the MISO transmission owners will provide refunds based on the 9.98% base return on equity, with interest, for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016, which is not expected to result in any material impacts on Alliant Energy’s results of operations or financial condition. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs; however, Alliant Energy is currently unable to predict with certainty the future outcome or impact of any further changes.

NOTE 14(f) Collective Bargaining Agreements - In August 2024, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expired. A new agreement was reached in September 2024, which expires August 31, 2028.

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

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2024
Revenues	$999	$49	$12	$1,060	$21	$1,081
Operating income (loss)	305	(4)	4	305	8	313
Net income (loss) attributable to Alliant Energy common shareowners				304	(9)	295
Three Months Ended September 30, 2023
Revenues	$995	$47	$13	$1,055	$22	$1,077
Operating income (loss)	319	(4)	—	315	7	322
Net income (loss) attributable to Alliant Energy common shareowners				277	(18)	259

Alliant Energy					ATC Holdings,	Alliant
	Utility				Non-Utility,	Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2024
Revenues	$2,579	$322	$36	$2,937	$68	$3,005
Operating income (loss)	600	44	(7)	637	28	665
Net income (loss) attributable to Alliant Energy common shareowners				542	(2)	540
Nine Months Ended September 30, 2023
Revenues	$2,562	$400	$38	$3,000	$66	$3,066
Operating income	682	48	12	742	18	760
Net income (loss) attributable to Alliant Energy common shareowners				598	(16)	582

IPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2024
Revenues	$523	$27	$11	$561
Operating income (loss)	148	(3)	4	149
Net income				190
Three Months Ended September 30, 2023
Revenues	$551	$31	$12	$594
Operating income (loss)	171	(2)	4	173
Net income				170
Nine Months Ended September 30, 2024
Revenues	$1,318	$175	$34	$1,527
Operating income (loss)	239	18	(7)	250
Net income				272
Nine Months Ended September 30, 2023
Revenues	$1,370	$224	$36	$1,630
Operating income	342	25	12	379
Net income				331

WPL	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2024
Revenues	$476	$22	$1	$499
Operating income (loss)	157	(1)	—	156
Net income				114
Three Months Ended September 30, 2023
Revenues	$444	$16	$1	$461
Operating income (loss)	148	(2)	(4)	142
Net income				107
Nine Months Ended September 30, 2024
Revenues	$1,261	$147	$2	$1,410
Operating income	361	26	—	387
Net income				270
Nine Months Ended September 30, 2023
Revenues	$1,192	$176	$2	$1,370
Operating income	340	23	—	363
Net income				267

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023
Corporate Services billings	$42	$46	$134	$134	$38	$40	$124	$120
Sales credited	—	3	—	11	29	23	66	45
Purchases billed	130	133	332	320	18	5	41	21

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Net payables to Corporate Services	$131	$129	$72	$72

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2024	2023	2024	2023
ATC billings to WPL	$39	$41	$115	$119
WPL billings to ATC	5	5	12	16

WPL owed ATC net amounts of $11 million as of September 30, 2024 and $10 million as of December 31, 2023.

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

2024 HIGHLIGHTS

Key highlights since the filing of the 2023 Form 10-K include the following:

Customer Investments:
•In March 2024, IPL completed construction of the first phase of the Duane Arnold solar facility (50 MW in Linn County, Iowa).
•In April 2024, the PSCW issued orders authorizing WPL to construct improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs.
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
•In July 2024, the U.S. Department of Energy Office of Clean Energy Demonstrations awarded WPL’s Columbia Energy Storage Project, a 20 MW carbon dioxide-based long-duration energy storage system at the Columbia Energy Center site, up to approximately $30 million in grant funding during construction of the project. In August 2024, WPL filed a certificate of authority application with the PSCW for construction approval of the energy storage system. A decision from the PSCW is currently expected in 2025.
•In July 2024, WPL filed a certificate of authority application with the PSCW for approval to refurbish the Bent Tree wind farm, which would be eligible for production tax credits under the Inflation Reduction Act of 2022. A decision from the PSCW is currently expected in 2025.
•In October 2024, IPL completed construction of the Creston solar facility (50 MW in Union County, Iowa).
•In October 2024, the U.S. Department of Energy Office of Grid Deployment selected WPL’s Smart Power Automation for Rural Communities program application to move into the final stage of award negotiations for up to $50 million in grant funding under the Grid Resilience and Innovation Partnerships Program. WPL currently expects to submit project plans to the PSCW in 2025 when award negotiations are nearing completion. Any grant proceeds would reduce the cost of the project for WPL’s customers.

Rate Matters:
•In October 2023, IPL filed a retail electric and gas rate review with the IUC for the October 2024 through September 2025 forward-looking Test Period. In June 2024, IPL reached a partial, non-unanimous settlement agreement with certain stakeholders, which was approved by the IUC in September 2024. Rate changes were effective October 1, 2024, and are currently subject to procedural reviews by the IUC. The IUC’s order reflects the following:
•Annual retail electric base rate increase of $185 million, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, a subsequent retail electric base rate moratorium through September 2029, and an average retail electric rate base of $7,279 million;
•During the moratorium, IPL may request updated rates if its actual return on common equity is 100 or more basis points below the authorized return on common equity for a single calendar year or 50 or more basis points below the authorized return on common equity for two consecutive years, and/or if a material change in laws or regulations causes the moratorium to become unsustainable;
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
•Electric earnings sharing mechanism beginning in calendar year 2025, where IPL would apply excess earnings to the remaining net book value of IPL’s highest earning asset with advance ratemaking principles (currently the Emery Generation Station) based on its authorized return on common equity as follows;

Threshold Above Authorized
Return on Common Equity	Sharing
First 50 basis points	75% customers, 25% IPL
>50 to 100 basis points	50% customers, 50% IPL
>100 to 150 basis points	25% customers, 75% IPL
>150 basis points	100% customers
•Investment tax credits resulting from renewable generation and battery storage projects may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold. Any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any revenue deficiency in future years.
•Creation of an individual customer rate tariff, which would allow IPL to attract new load growth to its service territory;

•Electric distribution system investment cap not to exceed $900 million in aggregate or $325 million in any given year from 2026 through 2029, with certain exceptions;
•IPL to retain renewable tax benefits from new generation resources and the repowering of existing wind farms, including the Franklin County wind farm, as well as retain energy margins for new generation resources and battery storage;
•Discontinuation of the renewable energy rider; and
•A return of the remaining net book value of the Lansing Generating Station; however, the agreement does not include a return on the remaining net book value of Lansing, resulting in Alliant Energy and IPL recording a pre-tax non-cash charge of $60 million to “Asset valuation charge for IPL’s Lansing Generating Station” in their income statements for the nine months ended September 30, 2024.
•In August 2024, the PSCW issued an order authorizing WPL to refund $34 million, plus interest, to its retail electric customers in the fourth quarter of 2024 for fuel-related costs incurred by WPL in 2023 that were lower than fuel-related costs used to determine rates for such period.
•Refer to Note 3 for discussion of the PSCW’s September 2024 order related to the recovery and deferral of the return on incremental solar generation construction costs in 2024 and 2025.
•WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2025 for the 2026/2027 forward-looking Test Period. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base. Any rate changes granted from this pending request are expected to be effective on January 1, 2026, with a decision from the PSCW expected by the end of 2025.

Growing Customer Demand:
•Alliant Energy, IPL and WPL are pursuing opportunities for customer growth, including new customers at Alliant Energy’s development-ready sites in Iowa and Wisconsin. Alliant Energy has entered into electric service agreements with two new customers, who currently expect to build data centers at the Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa. The electric service agreements are subject to IUC approval under the individual customer rate tariff, which was included in the IUC’s September 2024 order for IPL’s retail electric rate review. The timing and amount of increases in load are subject to various factors, including interconnections, and any executed or future agreements with customers are not expected to result in immediate increases in load.

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
•In May 2024, the EPA enacted the final Section 111(d) rule for certain fossil-fueled EGUs and repealed the Affordable Clean Energy rule. The final Section 111(d) rule requires states to implement plans to reduce carbon dioxide emissions through various Best System of Emission Reduction measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-greenhouse gases fuels, or carbon capture and storage technology. State plans are subject to EPA approval, and must be submitted by May 2026. The final rule’s compliance requirements will be phased in beginning in 2030 and covers fossil-fueled EGUs that utilize steam boilers to generate electricity, including IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, WPL’s coal-fired Edgewater Generating Station Unit 5 (WPL currently plans to convert Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals), and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. The final rule does not apply to EGUs that are retired by January 2032 and is not currently expected to impact WPL’s coal-fired Columbia Energy Center given current plans to retire this EGU prior to the deadline. In addition, the final rule does not impact existing natural gas-fired combustion turbines, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center; however, these EGUs could be subject to future Section 111(d) rules to reduce carbon dioxide emissions from existing combustion turbines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation.
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

•Alliant Energy’s current voluntary environmental-related goals include the following:
•By 2030, reduce greenhouse gases emissions from its utility operations by 50% from 2005 levels, reduce its electric utility water supply by 75% from 2005 levels and electrify 100% of its owned light-duty fleet vehicles.
•By 2040, eliminate all coal-fired EGUs from its generating fleet.
•By 2050, aspire to achieve net-zero greenhouse gases emissions from its utility operations.

Legislative Matters:
•In May 2024, the Major Economic Growth Attraction program was enacted in Iowa, which offers various tax incentives for up to two qualified businesses for certain large-scale projects with capital investments greater than $1 billion constructed on certified sites greater than 250 acres in Iowa. The most significant provision of this program for Alliant Energy encourages economic development in IPL’s service territory. Alliant Energy has various development-ready sites throughout Iowa, including the Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the Prairie View Industrial Center Super Park in Ames, Iowa.
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

Financings and Common Stock Dividends:
•Refer to “Results of Operations” for discussion of expected future issuances of common stock and common stock dividends, and expected future issuances and retirements of long-term debt in 2025.

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

	2024		2023
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$308	$1.20	$281	$1.11
ATC Holdings	9	0.04	9	0.03
Non-utility and Parent	(22)	(0.09)	(31)	(0.12)
Alliant Energy Consolidated	$295	$1.15	$259	$1.02

Alliant Energy’s Utilities and Corporate Services net income increased by $27 million for the three-month period, primarily due to higher revenue requirements from WPL’s capital investments and the timing of income taxes. These items were partially offset by higher financing and depreciation expenses, and estimated temperature impacts on retail electric and gas sales.

Alliant Energy’s Non-utility and Parent net income increased $9 million for the three-month period, primarily due to charges related to the remeasurement of deferred tax assets due to Iowa corporate income tax rate changes recorded in the third quarter of 2023.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$4	($28)	$32	$17	($52)	$69
Changes in gas utility (Refer to details below)	2	(4)	6	(78)	(49)	(29)
Changes in other utility	(1)	(1)	—	(2)	(2)	—
Changes in non-utility	(1)	—	—	2	—	—
Changes in total revenues	4	(33)	38	(61)	(103)	40
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	39	20	20	60	18	43
Changes in electric transmission service (Refer to details below)	(11)	—	(10)	(26)	(1)	(26)
Changes in cost of gas sold (Refer to details below)	(1)	4	(5)	74	42	32
Asset valuation charge for IPL’s Lansing Generating Station in the second quarter of 2024 (Refer to Note 2 for details)	—	—	—	(60)	(60)	—
Changes in other operation and maintenance (Refer to details below)	(14)	(12)	(8)	(11)	(17)	(3)
Changes in depreciation and amortization (Higher primarily due to WPL’s solar generation placed in service in 2024 and 2023, as well as WPL’s amortization of liquidated damages related to West Riverside procurement contracts, which resulted in reductions to depreciation and amortization expenses in 2023)	(25)	(3)	(20)	(68)	(6)	(61)
Changes in taxes other than income taxes	(1)	—	(1)	(3)	(2)	(1)
Changes in total operating expenses	(13)	9	(24)	(34)	(26)	(16)
Changes in operating income	(9)	(24)	14	(95)	(129)	24
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2023)	(15)	(6)	(4)	(40)	(15)	(14)
Changes in equity income from unconsolidated investments, net (Refer to Note 5 for details)	—	—	—	(1)	—	—
Changes in allowance for funds used during construction (Primarily due to changes in levels of construction work in progress balances related to solar generation and battery storage)	(8)	7	(15)	(13)	21	(34)
Changes in Other	1	6	(5)	—	7	(7)
Changes in total other income and deductions	(22)	7	(24)	(54)	13	(55)
Changes in income before income taxes	(31)	(17)	(10)	(149)	(116)	(31)
Changes in income taxes (Refer to Note 9 for details)	67	37	17	107	57	34
Changes in net income	$36	$20	$7	($42)	($59)	$3

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$887	$895	6,697	6,821	$38	$37	3,281	3,283
Sales for resale:
Wholesale	58	59	782	795	N/A	N/A	N/A	N/A
Bulk power and other	31	25	1,363	1,409	N/A	N/A	N/A	N/A
Transportation/Other	23	16	14	14	11	10	30,239	29,776
	$999	$995	8,856	9,039	$49	$47	33,520	33,059
Nine Months
Retail	$2,312	$2,310	18,633	19,005	$289	$367	29,128	31,897
Sales for resale:
Wholesale	147	154	2,115	2,172	N/A	N/A	N/A	N/A
Bulk power and other	66	62	4,120	3,756	N/A	N/A	N/A	N/A
Transportation/Other	54	36	43	43	33	33	93,248	88,167
	$2,579	$2,562	24,911	24,976	$322	$400	122,376	120,064

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$497	$520	3,647	3,736	$21	$25	1,606	1,658
Sales for resale:
Wholesale	19	21	212	213	N/A	N/A	N/A	N/A
Bulk power and other	—	3	248	332	N/A	N/A	N/A	N/A
Transportation/Other	7	7	8	8	6	6	10,337	9,999
	$523	$551	4,115	4,289	$27	$31	11,943	11,657
Nine Months
Retail	$1,259	$1,291	10,302	10,599	$156	$204	14,491	16,065
Sales for resale:
Wholesale	45	47	568	578	N/A	N/A	N/A	N/A
Bulk power and other	(5)	12	777	1,188	N/A	N/A	N/A	N/A
Transportation/Other	19	20	24	24	19	20	31,621	31,588
	$1,318	$1,370	11,671	12,389	$175	$224	46,112	47,653

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months
Retail	$390	$375	3,050	3,085	$17	$12	1,675	1,625
Sales for resale:
Wholesale	39	38	570	582	N/A	N/A	N/A	N/A
Bulk power and other	31	22	1,115	1,077	N/A	N/A	N/A	N/A
Transportation/Other	16	9	6	6	5	4	19,902	19,777
	$476	$444	4,741	4,750	$22	$16	21,577	21,402
Nine Months
Retail	$1,053	$1,019	8,331	8,406	$133	$163	14,637	15,832
Sales for resale:
Wholesale	102	107	1,547	1,594	N/A	N/A	N/A	N/A
Bulk power and other	71	50	3,343	2,568	N/A	N/A	N/A	N/A
Transportation/Other	35	16	19	19	14	13	61,627	56,579
	$1,261	$1,192	13,240	12,587	$147	$176	76,264	72,411

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 2% for both the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to changes in sales volumes at IPL’s industrial customers due to standby service customers that can use other generation and changes in temperatures. Alliant Energy’s retail gas sales volumes were unchanged and decreased 9% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric						Gas
	Three Months			Nine Months			Three Months			Nine Months
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
IPL	$1	$7	($6)	($7)	$3	($10)	($1)	($1)	$—	($8)	($4)	($4)
WPL	—	3	(3)	(11)	(2)	(9)	(1)	—	(1)	(7)	(4)	(3)
Total Alliant Energy	$1	$10	($9)	($18)	$1	($19)	($2)	($1)	($1)	($15)	($8)	($7)

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements at WPL (a)	$44	$—	$44	$118	$—	$118
Higher (lower) sales for resale bulk power and other revenues	6	(3)	9	4	(17)	21
Lower revenues due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	(47)	(18)	(29)	(81)	(6)	(75)
Estimated changes in sales volumes caused by temperatures	(9)	(6)	(3)	(19)	(10)	(9)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	(1)	(1)	—	(10)	(10)	—
Changes in WPL electric fuel-related costs, net of recoveries (b)	(2)	—	(2)	(9)	—	(9)
Other	13	—	13	14	(9)	23
	$4	($28)	$32	$17	($52)	$69

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $49 million for WPL’s retail electric customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base and lower forecasted fuel-related expenses.
(b)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately $0 and ($4) million for the three and nine months ended September 30, 2024, respectively, compared to $2 million and $5 million for the three and nine months ended September 30, 2023, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher (lower) revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$2	($3)	$5	($74)	($42)	($32)
Estimated changes in sales volumes caused by temperatures	(1)	—	(1)	(7)	(4)	(3)
Higher revenue requirements at WPL (a)	1	—	1	7	—	7
Other	—	(1)	1	(4)	(3)	(1)
	$2	($4)	$6	($78)	($49)	($29)

(a)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $13 million for WPL’s retail gas customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower electric production fuel costs (a)	$39	$17	$22	$114	$74	$40
Changes in regulatory recovery of retail electric fuel-related costs	4	3	1	7	(19)	26
(Higher) lower purchased power expense (b)	4	1	3	(51)	(37)	(14)
Other	(8)	(1)	(6)	(10)	—	(9)
	$39	$20	$20	$60	$18	$43

(a)Electric production fuel costs decreased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to lower natural gas prices at IPL and WPL, and lower coal volumes at IPL due to lower dispatch of IPL’s coal-fired EGUs in 2024. Also contributing to the three-month decrease were lower coal volumes at WPL due to lower dispatch of WPL’s coal-fired EGUs in the third quarter of 2024. Also contributing to the nine-month decrease were lower natural gas volumes at IPL due to lower dispatch of IPL’s natural gas-fired EGUs in 2024.
(b)Purchased power expense increased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher prices for electricity purchased by IPL and WPL and increased volumes of electricity purchased at IPL, partially offset by decreased volumes of electricity purchased at WPL.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	($13)	($6)	($7)	($23)	($7)	($16)
Other (primarily due to changes in transmission service costs provided by third parties)	2	6	(3)	(3)	6	(10)
	($11)	$—	($10)	($26)	($1)	($26)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
(Higher) lower natural gas prices and lower retail gas volumes	$2	$3	($1)	$88	$60	$28
Changes in the regulatory recovery of gas costs	(4)	—	(4)	(14)	(18)	4
Other	1	1	—	—	—	—
	($1)	$4	($5)	$74	$42	$32

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower energy efficiency expense at IPL (mostly offset by lower revenues)	$2	$2	$—	$14	$14	$—
ARO charge for steam assets at IPL in the second quarter of 2024	—	—	—	(20)	(20)	—
Other	(16)	(14)	(8)	(5)	(11)	(3)
	($14)	($12)	($8)	($11)	($17)	($3)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $25 million of common stock in 2025 through its Shareowner Direct Plan. In 2025, IPL currently expects to issue up to $600 million of long-term debt, and AEF and/or Alliant Energy at the parent company level expect to issue up to $600 million of long-term debt in aggregate. IPL and AEF each have $300 million of long-term debt maturing in 2025.
•Common Stock Dividends - Alliant Energy announced a 6% increase in its targeted 2025 annual common stock dividend to $2.03 per share, which is equivalent to a quarterly rate of $0.5075 per share, beginning with the February 2025 dividend payment. The timing and amount of future dividends is subject to approval of quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Restructuring and Voluntary Employee Separation Charges - In the fourth quarter of 2024, Alliant Energy announced restructuring activities, including offering certain employees a voluntary separation package to help align resources with evolving business and customer needs, and reduce customer costs. Approximately 5% of Alliant Energy employees accepted the package, and as a result of the announced restructuring activities, Alliant Energy currently expects to record pre-tax charges of $25 million to $30 million in the fourth quarter of 2024.
•Cash Flows From Operating Activities - Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from the transfer of future renewable tax credits to other corporate taxpayers pursuant to the Inflation Reduction Act of 2022. In addition, Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from higher earnings on increasing rate base at IPL and WPL.
•Higher Earnings on Increasing Rate Base - Alliant Energy, IPL and WPL currently expect increases in electric utility and gas utility revenues in 2025 compared to 2024 due to impacts from increasing revenue requirements related to investments in the utility business. In addition, Alliant Energy, IPL and WPL currently expect a decrease in the effective income tax rate in 2025 compared to 2024 due to additional renewable tax credits from renewable generation and battery storage projects placed in service in 2024 and expected to be placed in service in 2025. A majority of the differences between actual renewable tax credits and renewable tax credits used to determine rates are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. Investment tax credits resulting from IPL battery storage projects expected to be placed in service in 2025 may be utilized to offset any revenue deficiency on an annual basis up to the earnings sharing mechanism threshold included in IPL’s retail electric rate review settlement agreement discussed in “2024 Highlights.”
•Sales Trends and Temperatures - In July 2025, IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative (SMEC) will expire (sales to SMEC represented approximately 5% of IPL’s total electric sales in 2023), which is not expected to have a material impact on Alliant Energy’s or IPL’s future financial condition and results of operations. For the nine months ended September 30, 2024, warmer than normal temperatures in the winter and cooler than normal temperatures in the summer in Alliant Energy’s, IPL’s and WPL’s service territories resulted in lower retail electric and gas sales volumes and operating income.
•Other Operation and Maintenance Expenses - Alliant Energy, IPL and WPL currently expect a decrease in other operation and maintenance expenses in 2025 compared to 2024 largely due to the asset valuation charge for IPL’s Lansing Generating Station and ARO charge for steam assets at IPL recorded in 2024, and the charges expected to be recorded in the fourth quarter of 2024 and expected future costs savings related to Alliant Energy’s restructuring activities. These items are expected to be partially offset by higher generation maintenance and energy delivery expenses.
•Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2025 compared to 2024 due to capital projects placed in service in 2024 and 2025.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2025 compared to 2024 due to financings completed in 2024 and planned in 2025 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2023 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2024, Alliant Energy had $827 million of cash and cash equivalents, $670 million ($120 million at the parent company, $250 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $4 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Capital structures at September 30, 2024 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Cash, cash equivalents and restricted cash, January 1	$63	$24	$53	$15	$7	$5
Cash flows from (used for):
Operating activities	913	622	231	191	651	437
Investing activities	(940)	(952)	(332)	(177)	(464)	(680)
Financing activities	794	515	804	159	(125)	254
Net increase	767	185	703	173	62	11
Cash, cash equivalents and restricted cash, September 30	$830	$209	$756	$188	$69	$16

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Changes in income taxes paid/received (a)	$164	$78	$99
Higher collections from WPL’s retail electric and gas base rate increases	125	—	125
Timing of WPL’s fuel-related cost recoveries from retail electric customers	15	—	15
Timing of intercompany payments and receipts	—	(36)	(21)
Changes in interest payments	(46)	(15)	(17)
Changes in the sales of accounts receivable at IPL	(38)	(38)	—
Changes in gas stored underground	(27)	(11)	(16)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(26)	(14)	(12)
Other (primarily due to other changes in working capital)	124	76	41
	$291	$40	$214

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the nine months ended September 30, 2024.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	$93	$93	$—
(Higher) lower utility construction and acquisition expenditures (a)	(79)	(275)	196
Higher non-utility construction and acquisition expenditures	(62)	—	—
Other	60	27	20
	$12	($155)	$216

(a)Largely due to higher expenditures for WPL’s battery storage and IPL’s solar generation, partially offset by lower expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions, changes in expected load growth, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Refer to “2024 Highlights” for discussion of an electric distribution system investment cap included in IPL’s rate review settlement agreement, which was approved by the IUC in September 2024. Construction and acquisition expenditures for 2024 through 2028 are currently anticipated as follows (in millions), which are focused on transitioning to cleaner sources of energy, adding generation to meet growing customer demand for electricity, and strengthening the resiliency and reliability of the electric grid, and include renewable generation and battery storage projects, dispatchable gas generation projects, converting certain coal-fired EGUs to natural gas, and wind repowering projects. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable.

	Alliant Energy					IPL					WPL
	2024	2025	2026	2027	2028	2024	2025	2026	2027	2028	2024	2025	2026	2027	2028
Generation:
Renewables and battery storage projects	$915	$800	$1,115	$1,325	$1,340	$660	$455	$540	$595	$565	$255	$345	$575	$730	$775
Gas projects	90	390	570	780	655	40	145	175	365	355	15	195	365	415	300
Other	120	130	120	55	55	60	65	55	25	15	60	65	65	30	40
Distribution:
Electric systems	615	585	570	560	580	345	310	275	280	280	270	275	295	280	300
Gas systems	80	80	85	85	85	35	35	40	40	40	45	45	45	45	45
Other	205	220	220	215	245	50	45	50	60	45	45	30	25	30	30
	$2,025	$2,205	$2,680	$3,020	$2,960	$1,190	$1,055	$1,135	$1,365	$1,300	$690	$955	$1,370	$1,530	$1,490

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2024 compared to the same period in 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher net proceeds from issuance of long-term debt	$455	$347	$—
Lower payments to retire long-term debt	99	—	—
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	265	(190)
Lower net proceeds from common stock issuances	(183)	—	—
(Higher) lower common stock dividends	(28)	59	(9)
Net changes in the amount of commercial paper and other short-term borrowings outstanding	(4)	—	(148)
Other	(60)	(26)	(32)
	$279	$645	($379)

Common Stock Issuances and Common Stock Dividends - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2024. Refer to “Results of Operations” for discussion of expected future issuances of common stock and common stock dividends in 2025.

Long-term Debt - Refer to Note 7(b) for discussion of various issuances and/or retirements of long-term debt by AEF, IPL and WPL in 2024. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt in 2025.

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

Regulatory Assets and Regulatory Liabilities - In May 2023, IPL retired the Lansing Generating Station. IPL was previously allowed a full recovery of and a full return on this EGU from both its retail and wholesale customers. In September 2024, the IUC approved IPL’s June 2024 settlement agreement with certain stakeholders for IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period. The agreement includes a return of the remaining net book value of Lansing; however, the agreement does not include a return on the remaining net book value of Lansing, therefore the return on the remaining net book value is no longer recoverable from IPL’s retail electric customers. As a result, a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements for the nine months ended September 30, 2024, with a corresponding decrease in Alliant Energy’s and IPL’s assets retired early regulatory assets.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - In May 2024, WPL announced updated plans to convert the coal-fired Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals. WPL previously planned to retire the EGU by June 1, 2025. As a result, Alliant Energy and WPL concluded Edgewater Unit 5 no longer meets the criteria to be considered probable of abandonment as of September 30, 2024. Refer to Note 3 for further discussion of Edgewater Unit 5.

Solar Generation Projects Recently Completed or Under Construction - Alliant Energy and WPL currently expect construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $195 million. In February 2024, the PSCW issued an order approving deferral of the incremental solar generation construction costs. The PSCW’s order did not authorize a deferral for the return on such costs. In March 2024, WPL filed for judicial review of the PSCW’s retail electric rate review order (2024/2025 forward-looking Test Period) and solar generation construction cost deferral order related to the recovery and deferral of the return on the incremental solar generation construction costs in 2024 and 2025. In September 2024, the PSCW issued an order modifying its February 2024 order and approving the deferral of the return on the incremental solar generation construction costs, and in October 2024, WPL withdrew its filing for judicial review. Alliant Energy and WPL concluded that there was not a probable disallowance of anticipated higher rate base amounts as of September 30, 2024 given construction costs were reasonably and prudently incurred.

In September 2024, the IUC approved IPL’s settlement agreement with certain stakeholders for its retail electric rate review for the October 2024 through September 2025 forward-looking Test Period. The settlement agreement allows IPL to recover construction costs associated with its 400 MW of new solar generation, including allowance for funds used during construction and transmission upgrade costs among other costs, above the original cost target of $1,650/kilowatt up to $1,837.5/kilowatt. The costs up to the original cost target of $1,650/kilowatt will earn a return on common equity of 10.25%. The costs between $1,650/kilowatt and $1,837.5/kilowatt will earn a return on common equity that is the same as other assets without advance rate-making principles, without having to establish that such costs were reasonably and prudently incurred. Alliant Energy and IPL currently do not expect these construction costs will exceed $1,837.5/kilowatt.

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2024.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None. Securities and Exchange Commission (SEC) regulations require Alliant Energy, IPL and WPL to disclose information about certain proceedings arising under federal, state or local environmental provisions when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alliant Energy, IPL and WPL reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, Alliant Energy, IPL and WPL use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters to disclose for this period.

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2023 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2024 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	7,186	$53.87	—	N/A
August 1 through August 31	3,082	56.95	—	N/A
September 1 through September 30	32	60.19	—	N/A
	10,300	54.81	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended September 30, 2024, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Officer’s Certificate, dated as of September 6, 2024, creating IPL’s 4.950% Senior Debentures due September 30, 2034 and IPL’s 5.450% Senior Debentures due September 30, 2054 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 6, 2024 (File No. 1-4117))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of November 2024.

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

