Form 10-K
period 2024-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2025-02-21
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2024:
Alliant Energy Corporation - $13.0 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2025:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,692,381 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2025 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2025 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2025 Annual Meeting of Shareowners	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	GHG	Greenhouse gases
AFUDC	Allowance for funds used during construction	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IRS	Internal Revenue Service
ARO	Asset retirement obligation	ITC	ITC Midwest LLC
ATC	American Transmission Company LLC	IUC	Iowa Utilities Commission
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	KWh	Kilowatt-hour
ATI	AE Transco Investments, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CA	Certificate of authority	MGP	Manufactured gas plant
CAA	Clean Air Act	MISO	Midcontinent Independent System Operator, Inc.
CCR	Coal combustion residuals	MW	Megawatt
CO2	Carbon dioxide	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
CPCN	Certificate of Public Convenience and Necessity	Note(s)	Combined Notes to Consolidated Financial Statements
CSAPR	Cross-State Air Pollution Rule	OIP	Alliant Energy Omnibus Incentive Plan
CWIP	Construction work in progress	OPEB	Other postretirement benefits
DAEC	Duane Arnold Energy Center	PPA	Purchased power agreement
DCP	Alliant Energy Deferred Compensation Plan	PSCW	Public Service Commission of Wisconsin
Dth	Dekatherm	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	SEC	Securities and Exchange Commission
EPA	U.S. Environmental Protection Agency	U.S.	United States of America
EPS	Earnings per weighted average common share	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	West Riverside	West Riverside Energy Center and Solar Facility
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company
Fuel-related	Electric production fuel and purchased power

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of generation projects including such costs that exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to EGUs that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, and the impact of rate design on current and potential customers and demand for energy in their service territories;
•the impact of IPL’s retail electric base rate moratorium;
•weather effects on utility sales volumes and operations;
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

•the ability and cost to provide sufficient generation and the ability of ITC and ATC to provide sufficient transmission capacity for potential load growth, including significant new commercial or industrial customers, such as data centers;
•the ability of potential large load growth customers to timely construct new facilities, as well as the resulting higher system load demand by expected levels and timeframes;
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
•the ability to complete construction of generation and energy storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, duties or other assessments, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes;
•the ability to achieve the expected level of tax benefits based on tax guidelines, timely in-service dates, compliance with prevailing wage and apprenticeship requirements, project costs and the level of electricity output generated by qualifying generating facilities, and the ability to efficiently utilize the renewable generation and energy storage project tax benefits to achieve IPL’s authorized rate of return and for the benefit of IPL’s and WPL’s customers;
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
•federal and state regulatory or governmental actions, including the impact of legislation, regulatory agency orders and executive orders, and changes in public policy, including the potential repeal of the Inflation Reduction Act of 2022;
•disruptions to ongoing operations and the supply of materials, services, equipment and commodities needed to continue to operate and maintain existing assets and to construct capital projects, which may result from geopolitical issues, tariffs, supplier manufacturing constraints, regulatory requirements, labor issues or transportation issues, and thus affect the ability to meet capacity requirements and result in increased capacity expense;
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
•changes to the creditworthiness of, or performance of obligations by, counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including large load growth customers, participants in the energy markets and fuel suppliers and transporters;
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
•issues associated with environmental remediation and environmental compliance, including compliance with all current environmental and emissions laws, regulations and permits and future changes in environmental laws and regulations, including the CCR Rule, CSAPR and federal, state or local regulations for emissions reductions, including GHG, from new and existing fossil-fueled EGUs under the CAA, and litigation associated with environmental requirements;
•increased pressure from customers, investors and other stakeholders to more rapidly reduce GHG emissions;
•the timely development of technologies, innovations and advancements to provide cost effective alternatives to traditional energy sources;
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
•impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and cost of removal obligations, allocation of mixed service costs and state depreciation, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;
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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build stronger communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 1,000,000 electric and approximately 430,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUC and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2024, IPL supplied electric and natural gas service to approximately 500,000 and 230,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Minnesota (IPL’s related wholesale power agreement expires July 2025), Illinois and Iowa. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa, which are each under contract through 2025 for taking minimum quantities of annual steam usage, with certain conditions, after which IPL expects to exit the steam business.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2024, WPL supplied electric and natural gas service to approximately 500,000 and 200,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

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

Corporate Venture Investments - includes various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help identify and research innovative technologies and business models within the emerging energy economy.

Non-utility Wind Farm - includes a 50% cash equity ownership interest in a 225 MW non-utility wind farm located in Oklahoma.

Sheboygan Falls Energy Facility - is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is currently leased to WPL through 2044. Refer to Note 9 for additional information on WPL’s Sheboygan Falls Energy Facility lease.

Travero - is a supply chain solutions company, including a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; wind turbine blade recycling services; and a rail-served warehouse in Iowa.

Development-ready Sites - includes various rail-served and ready-to-build manufacturing and industrial sites throughout Alliant Energy’s service territories, with access to various airports and interstate freeways.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) HUMAN CAPITAL MANAGEMENT - Alliant Energy’s core purpose is to serve customers and build stronger communities. We constantly strive to attract, retain and develop a qualified workforce of high-performing employees and foster an environment of high levels of engagement.

Employees - At December 31, 2024, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	2,998	1,732	58%
IPL	1,043	759	73%
WPL	1,003	860	86%

The majority of IPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) collective bargaining agreement, which expires August 31, 2028. All of WPL’s bargaining unit employees are covered by the International Brotherhood of Electrical Workers Local 965 collective bargaining agreement, which expires May 31, 2026.

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

Public safety is equally important, as we interact with our customers to provide energy to their homes and businesses. We offer awareness campaigns, natural gas and electric public safety presentations, and free online resources and training programs and guidance to assist local emergency responders.

Total Rewards - Our market-competitive Total Rewards programs are designed to meet the varied and evolving needs of our employees. Through a variety of health, welfare and compensation programs, we offer employees choice and control, and help support their financial, physical, and mental well-being. We provide tools and resources to employees to help maintain and improve their health. Short- and long-term incentive plans have a mix of operational and financial metrics that align employees with strategic corporate goals.

In addition to competitive salaries and wages, our Total Rewards programs include:
•competitive short- and long-term incentive compensation;
•a 401(k) savings plan with an employer contribution and employer match;
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
•adoption assistance;
•legal planning assistance;
•tuition reimbursement;
•Vacation Donation program; and
•Volunteer Grants and a Matching Gifts program.

Annually, Alliant Energy awards up to 25 scholarships to children of its current employees and eligible retirees. Award recipients have achieved excellent records in high school, are pursuing a higher education, and may enroll in any accredited two- or four-year college, university or vocational-technical school in the U.S.

Employee Engagement - A workplace where everyone feels meaningful connection to work and company goals is crucial for the success and retention of our employees, to attract future talent and to execute our purpose-driven strategy to serve our customers and build stronger communities. It is one of our Values - “Care for others: Together we create a workplace where people feel like they can use their backgrounds, talents and perspectives to their fullest potential.” Alliant Energy believes the achievement of its strategic objectives can only be achieved with a focused and engaged workforce.

Our efforts to advance employee engagement in our workforce include:
•Learning: We offer various learning opportunities for employees, such as participating in area summits, supporting company-wide listening sessions, providing training opportunities, and hosting speakers, among other programs, as well as leaders facilitating conversations around employee engagement, helping to ensure employees are seen, heard and valued;
•Listening and responding: We collect and act upon feedback through employee sentiment surveys;
•Empowering: We promote and foster an engaged workforce, providing opportunities to collaborate, network, and share their insights and talents; and
•Leading: Our Leadership Team identifies and champions initiatives to help advance a culture that values employee engagement.

Talent Development and Workforce Readiness - We support all employees in their skill development and career growth, offering several training opportunities, development programs and tuition reimbursement, as well as leadership development and succession planning. Development goals and conversations with leadership help identify opportunities to learn through a mix of on-the-job experience, collaboration and formal content to build needed skills for today and the future.

To help attract and introduce a wide range of candidates to our industry, we have early careers programs that include apprenticeships, youth programs (high school) and internships (college). Our programs provide a pipeline of talented students to engage in meaningful, hands-on work experiences. Our apprenticeship program combines supervised, structured on-the-job training with related instruction to produce highly skilled trade and technical workers, and builds lifetime skills and comprehensive knowledge in the high-demand technical trades necessary for our success. The apprenticeship program gives us the flexibility to tailor training to match our needs - training employees in our facilities, on our equipment, and consistent with our safety standards and employee expectations. We instill company Values, methods and procedures from day one.

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

IUC - IPL is subject to regulation by the IUC for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, the construction of EGUs, and the acquisition, sale or lease of assets with values that exceed 3% of IPL’s revenues. In Iowa, counties and cities are prohibited from regulating the sale of natural gas and propane, which supports IPL’s ability to provide gas utility service to retail customers and industries.

Retail Utility Base Rates - IPL files periodic requests with the IUC for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUC must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, subject to certain exceptions. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUC rules and regulations. The IUC has rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and a related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues will be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted. In addition, the rules require that IPL must receive an order from the IUC related to the subsequent proceeding review before it can file another rate review. Also, IPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels. Refer to “Rate Matters” in MDA for discussion of IPL’s retail electric base rate moratorium from October 2025 through September 2029 approved by the IUC in IPL’s most recent retail electric rate review.

Energy Efficiency - In accordance with Iowa law, IPL is required to file an energy efficiency plan (EEP) every five years with the IUC. An EEP provides a utility’s plan and related budget to achieve specified levels of electric and gas energy savings. IUC approval demonstrates that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. Refer to Note 1(g) for discussion of the recovery of these costs from IPL’s retail electric and gas customers.

Electric Generating Units - IPL must obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUC in order to construct a new, or significantly alter (including fuel switching) an existing, EGU or energy storage facility located in Iowa with a nameplate generating capacity of 25 MW or more. IPL’s ownership and operation of EGUs (including those located outside the state of Iowa) to serve Iowa customers is subject to retail utility rate regulation by the IUC.

Gas Pipeline Projects - IPL must obtain a pipeline permit from the IUC related to the siting of utility gas pipelines in Iowa that will be operated at a pressure over 150 pounds per square inch and will transport gas to a distribution system or single, large volume customer.

Advance Rate-making Principles - Iowa law allows Iowa utilities to request rate-making principles prior to making certain investments in Iowa. As a result, IPL may file for, and the IUC must render a decision on, rate-making principles for certain new EGUs located in Iowa, including any alternate energy production facility (such as a wind, solar, energy storage or nuclear-fired facility), combined-cycle natural gas-fired EGU, and certain base-load EGUs with a nameplate generating capacity of 300 MW or more. Advance rate-making principles are also available for the repowering of an alternative energy production facility or certain significant alterations of an existing EGU. Upon approval of rate-making principles by the IUC, IPL must either construct the EGU or repower the alternative energy production facility under the approved rate-making principles, or not at all. If rate-making principles are not approved by the IUC, IPL may construct the facility, subject to other applicable approvals (such as a GCU Certificate), subject to recovery in future rate reviews.

The IUC’s 2023 order for the advance rate-making principles for IPL’s 400 MW of solar generation projects placed in service in 2024 included a consumer protection plan, which monitors IPL’s achievement of certain aggregate summer capacity factors for those projects during June, July and August each calendar year over 30 years. Actual three-year rolling average summer capacity factors will be compared to target capacity factors, which may result in surpluses or deficits that would be offset against one another and contribute to an accumulated balance in a given calendar year. Surpluses or deficits will be capped at $3 million in aggregate per year. At the end of the program, any accumulated deficit balance would be addressed in IPL’s next rate review, and any accumulated surplus balance would not result in any return to IPL.

Electric Generating Unit Environmental Controls Projects - At its sole discretion, IPL may submit an updated emissions plan and budget to the IUC setting out a multi-year plan and budget for managing regulated emissions from its coal-fired EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable and prudent costs associated with implementing the approved plan are expected to be included in IPL’s future retail electric rates.

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

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU (including energy storage) with a capacity of less than 100 MW and a project cost of $16.3 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU (including energy storage) in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers are subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades and Electric Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including environmental controls projects, as well as electric distribution projects, with estimated project costs of $16.3 million or more.

Gas Distribution Projects - A CA application is required to be filed with the PSCW for construction approval of gas projects with an estimated project cost of $8.1 million or more and at any time that WPL requests to extend gas service to a new portion of its service territory.

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

Clean Air Act Section 111(d) - In May 2024, the EPA enacted the final Section 111(d) rule under the CAA for certain fossil-fueled EGUs, which requires states to implement plans to reduce CO2 emissions through various Best System of Emission Reduction (BSER) measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-GHG fuels, or carbon capture and energy storage technology. State plans are subject to EPA approval, and must be submitted by May 2026. The final rule’s compliance requirements will be phased in beginning in 2030 and covers fossil-fueled EGUs that utilize steam boilers to generate electricity, including IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, Prairie Creek Generating Station Unit 3 and Louisa Generating Station, WPL’s coal-fired Edgewater Generating Station Unit 5 (WPL currently plans to convert Edgewater Unit 5 to natural gas in 2028, subject to regulatory approvals), and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Unit 4. The final rule does not apply to EGUs that are retired by January 2032. If WPL’s coal-fired Columbia Energy Center is retired by the end of 2029, the final rule would not be applicable; however, if WPL converts Columbia Unit 1 and/or Unit 2 to natural gas, then the final rule would be applicable for the EGUs that are converted. In addition, the final rule does not impact existing natural gas-fired combustion turbines, including IPL’s Marshalltown Generating Station and Emery Generating Station, and WPL’s Riverside Energy Center and West Riverside Energy Center; however, these EGUs could be subject to future Section 111(d) rules to reduce CO2 emissions from existing combustion turbines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs, including IPL’s Marshalltown Generation Station and WPL’s West Riverside Energy Center. In addition, in May 2024, the EPA enacted final revised standards under Section 111(b), which establish CO2 emissions limits from certain new and reconstructed fossil-fueled EGU combustion turbines that commenced operation after May 23, 2023 with a capacity greater than 25 MW. The final revised standards do not apply to IPL’s and WPL’s current fossil-fueled EGU combustion turbines since they were all placed into service before May 23, 2023 and have not been reconstructed since that date. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these revised standards, including resolution of ongoing litigation.

Cross-State Air Pollution Rule - CSAPR is a regional sulfur dioxide and nitrogen oxides cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR emission allowances may be banked for future year compliance. CSAPR establishes state-specific annual sulfur dioxide and nitrogen oxides emission caps and ozone season nitrogen oxides emission caps. In 2023, the EPA finalized revisions to the CSAPR state-specific ozone season nitrogen oxides emission caps and utility-specific emission allowances for certain states, including Wisconsin, beginning in 2023; however, these revisions were stayed by the Supreme Court in June 2024. In November 2024, the EPA issued an interim final rule to stay the 2023 rule and re-establish the prior emission caps and allowance allocations, including Wisconsin, pending judicial review. WPL currently receives, and expects to receive in the future, enough CSAPR emission allowances to ensure ongoing compliance without the need to purchase additional allowances or materially curtail operations. These revisions do not currently apply to Iowa; however, Iowa could be included in a future rule. As a result, Alliant Energy and IPL are currently unable to predict with certainty the future outcome or impacts of these matters.

New Source Performance Standards (NSPS) for Combustion Turbines - The EPA establishes requirements under the CAA for various categories of stationary sources that cause or contribute significantly to air pollution, and may reasonably be anticipated to endanger public health or welfare, which are referred to as NSPS. These standards reflect the degree of emission limitation achievable through the application of the BSER. In December 2024, the EPA proposed updates to the NSPS for combustion turbines built, reconstructed, or modified after December 13, 2024, which would establish more stringent emission limits for nitrogen oxides emissions and retain the current sulfur dioxide emission limits. This proposal would establish size-based subcategories for new, reconstructed or modified combustion turbines, and could require combustion controls or selective catalytic reduction control equipment. Alliant Energy, IPL and WPL are currently evaluating the proposed rule and are unable to predict with certainty future compliance impacts; however, costs to comply with this rule could have a material impact on their financial condition and results of operations.

Water Quality -
Effluent Limitation Guidelines - In May 2024, the EPA enacted a final rule that revises discharge limits for specific categories of wastewater from existing steam EGUs. The new limitations will be implemented in each facility’s wastewater discharge permits issued by state agencies and become effective as soon as possible but no later than December 31, 2029. Alliant Energy, IPL and WPL are currently evaluating the final rule and are unable to predict with certainty future compliance impacts, including resolution of ongoing litigation; however, costs to comply with this rule could have a material impact on their financial condition and results of operations.

Land and Solid Waste -
Coal Combustion Residuals Rule - The CCR Rule, which initially became effective in 2015, regulates CCR as a non-hazardous waste. In May 2024, the EPA revised the CCR Rule, which significantly expands the scope of regulation, and as discussed in Note 13, Alliant Energy, IPL and WPL recorded additional AROs in 2024. IPL and WPL have coal ash ponds at current and former EGU sites, and active and inactive CCR landfills, that are impacted by this rule. Alliant Energy, IPL and WPL continue to evaluate the revised CCR Rule and are unable to predict with certainty the future outcome or impact of these updates, including resolution of ongoing litigation.

Manufactured Gas Plant Sites - Refer to Note 16(e) for discussion of IPL’s and WPL’s MGP sites.

Renewable Energy Standards - Iowa and Wisconsin have renewable energy standards, which establish the minimum amount of energy IPL and WPL must supply from renewable resources. IPL primarily relies upon renewable energy generated from the wind or solar resources it owns and renewable energy acquired under PPAs to meet these requirements. WPL utilizes its current renewable portfolio, which primarily consists of wind, solar and hydro energy, both owned and acquired under PPAs, to meet these requirements. IPL and WPL currently exceed their respective renewable energy standards requirements.

3) STRATEGY - Refer to “Overview” in MDA for discussion of Alliant Energy’s strategy, which supports its mission to deliver energy solutions and exceptional service that its customers and communities count on - affordably, safely, reliably and sustainably.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business includes the operations of IPL (electric, gas and steam operations) and WPL (electric and gas operations), which are both reportable segments. IPL’s and WPL’s electric, gas and other revenues as a percentage of total revenues were as follows:

IPL	WPL
1) ELECTRIC UTILITY OPERATIONS
General - Alliant Energy’s electric utility operations are located in the Midwest with IPL providing retail and wholesale electric service in Iowa and WPL providing retail and wholesale electric service in Wisconsin. IPL also sells electricity to wholesale customers in Minnesota and Illinois. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Customers - IPL and WPL provide electric utility service to a large base of retail customers in several industries, with the largest concentrations in the farming, agriculture, industrial manufacturing, chemical (including ethanol), packaging and food industries. IPL and WPL also sell electricity to wholesale customers, which primarily consist of municipalities and rural electric cooperatives.

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

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand of electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its current mix of electric supply to continue to evolve with new wind and solar generation, energy storage facilities, new natural gas resources, refurbishing of existing wind farms, improvements at existing natural gas-fired EGUs and converting certain coal-fired EGUs to natural gas. Long-term generation plans are intended to meet growing customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators, among other requirements.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a planning reserve margin above their load at the time of the MISO-wide peak each season to ensure reliable electric service to their customers. IPL and WPL utilize accredited capacity from EGUs they own, and have rights to through PPAs, to meet a substantial portion of their current MISO planning reserve margin requirements and periodically rely on short-term market capacity purchases to supplement the accredited capacity from such EGUs.

MISO Seasonal Resource Adequacy Process - MISO’s resource adequacy process includes capacity planning reserve margins and capacity accreditation requirements with four distinct seasons, to help ensure the reliability of electricity in the MISO region. Capacity planning reserve margins are required for all market participants on a seasonal basis, and seasonal accredited capacity values are determined for certain classes of generating resources, including higher accredited capacity for wind generation during the Spring, Fall and Winter seasons and higher accredited capacity for solar generation during the Summer season. Beginning with the June 1, 2028 through May 31, 2029 planning period, MISO will implement a Direct Loss of Load methodology to determine capacity accreditation, which will incorporate forward-looking analysis, and historical resource-specific performance during periods of high system risk over the previous three years. Alliant Energy, IPL and WPL currently plan to construct and/or acquire additional renewable, energy storage and natural gas resources to meet the requirements of the seasonal resource adequacy process and have reflected the estimated capital expenditures for these projects in the “Generation” lines in the construction and acquisition table in “Liquidity and Capital Resources.” Seasonal capacity reserve margins are as follows:

	June 2025 - August 2025	September 2025 - November 2025	December 2025 - February 2026	March 2026 - May 2026
Required installed capacity reserve margin	15.7%	25.3%	38.6%	38.8%
Required unforced capacity reserve margin	7.9%	14.9%	18.4%	25.3%

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2024	2023	2022	2024	2023	2022
All fuels	$2.49	$2.83	$4.37	$2.74	$3.09	$4.47
Natural gas (a)	2.52	3.10	5.76	3.03	3.47	6.02
Coal	2.29	2.09	2.31	2.37	2.54	2.43

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

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. The coal procurement process supports periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward and different suppliers. Similarly, given the term lengths of their transportation agreements and strategic alignment of agreement expirations for negotiation purposes, Alliant Energy, IPL and WPL believe they are reasonably insulated against future higher coal transportation rates from the major railroads.

Purchased Power - IPL and WPL periodically enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity.

Electric Transmission - IPL and WPL do not own electric transmission service assets and currently receive transmission services from ITC and ATC, respectively. ITC and ATC are independent, for-profit, transmission-only companies and are transmission-owning members of the MISO Regional Transmission Organization, Midwest Reliability Organization and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate. As a result, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable, or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. Refer to Note 1(g) for discussion of a transmission cost rider utilized by IPL for recovery of its electric transmission service expense, and discussion of WPL’s escrow for recovery of electric transmission service expense, which is recovered from its retail electric customers through changes in base rates determined during periodic rate proceedings. Refer to Note 16(g) for discussion of a court case and resulting FERC order, which decreased the base return on equity authorized for MISO transmission owners, including ATC.

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

Electric Operating Information - Alliant Energy	2024	2023	2022
Revenues (in millions):
Residential	$1,236	$1,220	$1,233
Commercial	821	820	821
Industrial	952	968	965
Retail subtotal	3,009	3,008	3,019
Sales for resale:
Wholesale	200	213	233
Bulk power and other	86	71	111
Other	77	53	58
Total	$3,372	$3,345	$3,421
Sales (000s MWh):
Residential	7,104	7,176	7,479
Commercial	6,304	6,329	6,436
Industrial	11,161	11,435	11,494
Retail subtotal	24,569	24,940	25,409
Sales for resale:
Wholesale	2,783	2,859	2,866
Bulk power and other	5,620	4,730	3,734
Other	57	58	62
Total	33,029	32,587	32,071
Customers (End of Period):
Retail	1,002,967	995,982	989,369
Other	2,915	2,914	2,903
Total	1,005,882	998,896	992,272
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,638	5,856	5,629
Maximum winter peak hour demand (MW)	4,317	4,240	4,415
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 819)	890	974	908
Madison, Wisconsin (WPL) (normal - 704)	742	781	787
Sources of electric energy (000s MWh):
Gas	13,883	14,764	11,438
Purchased power:
Wind (b)	4,285	4,067	4,422
Other (b)	1,715	1,883	2,803
Wind (b)	5,540	5,410	6,424
Solar (b)	1,833	471	41
Coal	6,204	6,447	7,416
Other (b)	201	186	198
Total	33,661	33,228	32,742
Revenue per KWh sold to retail customers (cents)	$12.25	$12.06	$11.88
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

Electric Operating Information	IPL			WPL
	2024	2023	2022	2024	2023	2022
Revenues (in millions):
Residential	$640	$641	$673	$596	$579	$560
Commercial	525	519	536	296	301	285
Industrial	497	501	538	455	467	427
Retail subtotal	1,662	1,661	1,747	1,347	1,347	1,272
Sales for resale:
Wholesale	61	62	64	139	151	169
Bulk power and other	(6)	11	13	92	60	98
Other	30	27	35	47	26	23
Total	$1,747	$1,761	$1,859	$1,625	$1,584	$1,562
Sales (000s MWh):
Residential	3,573	3,586	3,793	3,531	3,590	3,686
Commercial	3,974	3,988	4,049	2,330	2,341	2,387
Industrial	6,073	6,335	6,428	5,088	5,100	5,066
Retail subtotal	13,620	13,909	14,270	10,949	11,031	11,139
Sales for resale:
Wholesale	750	766	771	2,033	2,093	2,095
Bulk power and other	1,138	1,465	1,401	4,482	3,265	2,333
Other	32	32	33	25	26	29
Total	15,540	16,172	16,475	17,489	16,415	15,596
Customers (End of Period):
Retail	503,279	500,938	498,515	499,688	495,044	490,854
Other	881	878	867	2,034	2,036	2,036
Total	504,160	501,816	499,382	501,722	497,080	492,890
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,833	2,940	2,895	2,805	2,926	2,800
Maximum winter peak hour demand (MW)	2,359	2,294	2,449	2,034	1,946	2,046
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 819)	890	974	908	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 704)	N/A	N/A	N/A	742	781	787
Sources of electric energy (000s MWh):
Gas	5,965	6,636	4,625	7,918	8,128	6,813
Purchased power:
Wind (b)	2,681	2,504	2,985	1,604	1,563	1,437
Other (b)	1,228	730	835	487	1,153	1,968
Wind (b)	4,347	4,257	4,991	1,193	1,153	1,433
Solar (b)	119	11	11	1,714	460	30
Coal	1,442	2,252	3,305	4,762	4,195	4,111
Other (b)	—	1	2	201	185	196
Total	15,782	16,391	16,754	17,879	16,837	15,988
Revenue per KWh sold to retail customers (cents)	$12.20	$11.94	$12.24	$12.30	$12.21	$11.42
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

2) GAS UTILITY OPERATIONS
General - Alliant Energy’s gas utility operations are located in the Midwest with IPL providing gas service in Iowa and WPL providing gas service in Wisconsin. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations. Refer to Note 1(g) for information relating to utility natural gas cost recovery mechanisms and Note 16(b) for discussion of natural gas commitments.

Customers - IPL and WPL provide gas utility service to a large base of retail customers and industries, including research, education, hospitality, manufacturing and chemicals (including ethanol). In addition, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters.

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

Gas Supply - IPL and WPL maintain purchase agreements with numerous suppliers of natural gas from various gas producing regions of the U.S. and Canada. In providing gas commodity service to retail customers, Corporate Services administers a portfolio of transportation and storage contracts on behalf of IPL and WPL. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for the cost of gas sold to these customers. As a result, natural gas prices do not have a material impact on IPL’s or WPL’s operating income.

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 5%, respectively, above their forecasted maximum daily system demand requirements from November 2024 through March 2025.

Gas Operating Information - Alliant Energy	2024	2023	2022
Revenues (in millions):
Residential	$275	$316	$371
Commercial	133	163	197
Industrial	11	16	20
Retail subtotal	419	495	588
Transportation/other	46	45	54
Total	$465	$540	$642
Sales (000s Dths):
Residential	24,243	25,838	31,109
Commercial	16,974	18,291	21,097
Industrial	2,272	2,276	2,815
Retail subtotal	43,489	46,405	55,021
Transportation/other	123,386	115,177	104,812
Total	166,875	161,582	159,833
Retail Customers (End of Period)	430,699	428,143	426,153
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,736)	5,450	5,807	7,222
Madison, Wisconsin (WPL) (normal - 6,987)	5,801	6,157	7,210
Revenue per Dth sold to retail customers	$9.63	$10.67	$10.69
Purchased gas costs per Dth sold to retail customers	$5.06	$6.37	$6.97

Gas Operating Information	IPL			WPL
	2024	2023	2022	2024	2023	2022
Revenues (in millions):
Residential	$148	$176	$202	$127	$140	$169
Commercial	68	86	101	65	77	96
Industrial	7	11	14	4	5	6
Retail subtotal	223	273	317	196	222	271
Transportation/other	27	27	34	19	18	20
Total	$250	$300	$351	$215	$240	$291
Sales (000s Dths):
Residential	12,413	13,146	16,250	11,830	12,692	14,859
Commercial	7,714	8,477	10,257	9,260	9,814	10,840
Industrial	1,513	1,505	1,985	759	771	830
Retail subtotal	21,640	23,128	28,492	21,849	23,277	26,529
Transportation/other	43,075	43,232	43,264	80,311	71,945	61,548
Total	64,715	66,360	71,756	102,160	95,222	88,077
Retail Customers (End of Period)	226,838	226,265	226,284	203,861	201,878	199,869
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	267,820	290,922	259,474	221,135	234,796	201,980
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,736)	5,450	5,807	7,222	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,987)	N/A	N/A	N/A	5,801	6,157	7,210
Revenue per Dth sold to retail customers	$10.30	$11.80	$11.13	$8.97	$9.54	$10.22
Purchased gas cost per Dth sold to retail customers	$5.68	$7.16	$7.17	$4.44	$5.59	$6.77
(a)Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility provides steam for IPL’s two high-pressure steam customers in Iowa. These customers are each under contract through 2025 for taking minimum quantities of annual steam usage, with certain conditions, after which IPL currently expects to exit the steam business.

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

Risks Related to Laws and Regulations
Our utility business is significantly impacted by government legislation, regulation and oversight - Our utility financial condition is influenced by how regulatory authorities, including the IUC, the PSCW and FERC, establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, earnings above certain thresholds may be required to be refunded, recovery of capital expenditures, including those for electric distribution systems, above certain thresholds may be capped or not be allowed, rates may be temporarily frozen, such as IPL’s current retail electric rate base moratorium through September 2029, laws, rules or settlements may limit the ability to file rate adjustments or the period covered by a rate adjustment, regulatory decisions may limit the ability to defer recovery of and a return on prudently incurred costs in between rate reviews, certain rate base items may not receive a full weighted average cost of capital, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

In addition, our operations are subject to extensive regulation primarily by the IUC, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, the Midcontinent Independent System Operator, Inc. (MISO) and the Department of Homeland Security Transportation Security Administration. The impacts on our operations include: our ability to site and construct new energy facilities, such as renewable energy, energy storage projects, or natural gas-fired electric generating units, and recover associated costs; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; MISO’s resource adequacy process establishing seasonal capacity planning reserve margin and capacity accreditation requirements, as well as additional changes to capacity accreditation, such as the direct loss of load methodology, impact how and when existing and new generating facilities such as IPL’s and WPL’s additional solar generation are accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s seasonal resource adequacy process, or procure capacity whereby such costs might not be recovered in rates; the impact of the lack of availability of existing and new generating facilities has on our accredited capacity for such facilities pursuant to MISO’s seasonal resource adequacy process; IPL’s ability to achieve certain aggregate summer capacity factors under the consumer protection plan for its up to 400 MW of solar generation projects; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements for our renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects, or to record an impairment of our assets, or may cause a delay in construction of such projects such that we are not able to meet new demand growth, and may have a material adverse impact on our financial condition and results of operations. Our regulators or legislatures could change regulations or laws to permit third parties to provide renewable energy directly to our customers without being treated as a utility, potentially causing a competitive disadvantage for us. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal and containment, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty and could be changed by the current or future Presidential or Gubernatorial Administrations. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations and requirements that impact our ability to continue operating electric generating units. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in or new development of environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. Our future plans and existing operations may be impacted by changing expectations, including environmental and social justice concerns related to renewable energy and a low-carbon economy. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gas (GHG) emissions could negatively impact us - We have established voluntary GHG reduction goals and continue to review our strategy; however, the ability to achieve our voluntary GHG reduction goals and implement our strategy is subject to uncertainties as to how climate change concerns will ultimately impact us and various factors that may be out of our control. These uncertainties include transition risks related to laws and regulations, technology and business operations, or economic and market conditions. Research and development of technologies, innovations, and advancements may not evolve as anticipated in order to provide cost-effective alternatives to traditional energy sources. We could suffer financial loss, reputational damage, litigation, or other negative repercussions if we are unable to meet our voluntary GHG reduction goals. In addition, there are physical risks associated with adapting to changing climate conditions and extreme weather events. Further, assessment of the science to evaluate and limit global temperature rise continues to evolve. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits GHGs. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or investors may not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce GHG emissions on a voluntary-basis, including faster adoption of lower GHG emitting technologies and management of excess renewable energy credits. The pace and feasibility to fully achieve decarbonization is also contingent on the future development and full-scale deployment of emerging energy technologies and supporting infrastructure, as well as electrification of other economic sectors.

Changing economic conditions and drivers to support significant load growth, including data centers, could influence electric demand. This could affect the timing of retirement for our existing coal-fired electric generating units, and our need to add new fossil-fueled generation resources due to growing electric loads. We may not be able to recover all costs for projects to reduce GHG emissions in rates if regulators determine that the pace of GHG emissions efforts or new technologies are not prudent. The extent of the U.S. Environmental Protection Agency’s proposed rules to regulate GHG emissions at fossil-fuel fired electric generating units and specific impacts, including state plans to implement the emissions reductions, remains uncertain. There could also be changes by the current or future Presidential or Gubernatorial Administrations. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Potential future requirements to reduce GHGs from the energy and manufacturing sectors could affect our operations in various ways. Regulation or legislation mandating GHG emissions reductions or other clean energy standards affecting utility companies could materially increase costs, causing some electric generating units to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with the construction of electric generating units that may extend to our supply chain and natural gas operations. Regulation of oil and gas production could affect our upstream supply of natural gas for electricity generation and to provide directly to our residential and business customers from our local distribution company. This could result in rapid increased demand for alternative non-fossil fuel energy sources and economy-wide electrification. Changes to regional and local climate trends such as the frequency, seasonality, and severity of weather conditions could directly and indirectly impact our company. Acute and chronic physical risks could disrupt our operations or affect our property. Furthermore, it could affect the timing of peak demand and overall energy consumption of our customers. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations, which could have a material adverse impact on our financial condition and results of operations.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have reduced taxable income, which in turn has generated large tax credit carryforwards. We plan to utilize all of these tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. The Inflation Reduction Act of 2022 allows for the sale or transfer of eligible renewable tax credits to other taxpayers. We have sold, and continue to plan to sell, a substantial amount of our eligible renewable tax credits. The inability to sell renewable tax credits at reasonable terms, or the determination that renewable tax credits that we generate or sell are not eligible or are eligible at a different rate, could materially impact our tax credit carryforward position or result in liability to purchasers of the tax credits, which could subject us to significant litigation, liability and costs. Repeal or amendment of the Inflation Reduction Act of 2022, or portions of the Inflation Reduction Act of 2022, could have an adverse impact on our financial condition and results of operations, including, but not limited to, a material increase in customer costs, a material decrease in cash flows from operating activities, which could impact metrics used by rating agencies, and a negative impact on the economics of future planned renewable and energy storage projects. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the federal or state tax rates are increased, or we become subject to a corporate alternative minimum tax, we may experience adverse impacts to our financial condition and results of operations until those rates are reflected in our regulatory filings.

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

Our utility business is developing energy storage facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the tax capitalized costs of the qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the qualifying costs or whether the facility qualifies for higher levels of investment tax credits, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations. If energy storage facilities are not completed in the anticipated timeframe or investment tax credits are not able to be generated or sold due to the repeal or amendment of the Inflation Reduction Act of 2022, we may experience adverse impacts on our financial condition and results of operations.

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

Risks Related to Business Operations
Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including economic conditions, proliferation of customer and third party-

owned generation, technological advances that reduce the costs of renewable energy and energy storage solutions for our customers, government policies, such as the Inflation Reduction Act of 2022, which incentivize customer and third party-owned generation, loss of service territory or franchises, energy efficiency measures, changes in customer usage due to rate design changes, such as time of use rates, technological advances that improve energy efficiency, third-party disrupters, loss of wholesale customers, loss of customers that pursue their own renewable projects to achieve specific sustainability goals, and the adverse impact of tariffs on our customers. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

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

Demand for energy from high usage customers may impact our business - The ability to serve significant new commercial or industrial customers on contract rates, including data centers, may require certain regulatory approvals, and the activities and costs related to the construction, acquisition or contracts for additional generation capacity and transmission required to meet the high demands of such customers could be significant. The inability or delays in obtaining regulatory approvals or securing additional capacity or transmission, due to supply chain risk, operational risk, or other factors, may impact our ability, or the cost, to provide energy to new customers, the contract rates may not fully recover the costs, the contracts may increase counterparty credit risk, and the costs to provide service may be higher than expected. The contract rates for high usage customers are subject to regulatory approvals and our regulatory authorities may change the rates we can charge and the costs that can be recovered. A high usage customer may decide not to take energy, take less energy than anticipated, or not take service on the anticipated schedule, due to changes in business needs, construction delays, technological advances that improve energy efficiency, or other factors, which may result in lower demand for energy than anticipated. The addition of high usage customers may increase the concentration of sales, and increase revenue and earnings volatility. These factors could negatively impact our financial condition and results of operations.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of information and telecommunications systems. We face threats from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, vulnerabilities (such as the log4j and MOVEit vulnerabilities), fraud attempts, phishing attacks and advanced persistent threats. This includes threats from nation-state actors (such as VOLT TYPHOON and SALT TYPHOON), which have demonstrated an increased focus on targeting critical industries, including telecommunications and energy. Incidents of ransomware attacks have been increasing in frequency and magnitude. Emerging artificial intelligence technologies may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty detecting threats. Cyber attacks targeting electronic control systems used at our generating facilities and for electric and gas distribution systems could result in a full or partial disruption of our electric and/or gas operations. We have relied on a global supply chain for certain components of our operating and technology systems, which may increase our exposure to cyber attacks. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Due to the evolving nature of cyber attacks and cybersecurity, our current safeguards to protect our operating systems and information technology assets may not always be effective. We rely on third parties for software to protect against cyber attacks and we are at risk if such third parties are targets of cyber attacks. Measures taken to avoid, detect, mitigate or recover from cybersecurity breaches or incidents may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or incidents will not impact our business, operations and financial condition. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

In addition, we use information technology systems to collect and retain sensitive information, including personal information about our customers, shareowners and employees, which is subject to privacy laws and regulations. In some cases, we outsource administration of certain functions to vendors that have been or could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

Our strategy includes large construction projects, which are subject to risks - Our strategy includes constructing renewable generating facilities, energy storage facilities, natural gas-fired generating facilities, and large-scale additions and upgrades to our electric and gas distribution systems and generating assets. These construction and upgrade projects are subject to various risks. These risks include: the inability to obtain necessary regulatory approvals and permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; changes in costs of materials, equipment, commodities, fuel or labor including due to inflation, tariffs or labor issues; delays caused by construction accidents or injuries; shortages in materials, equipment, or qualified labor; changes to the scope or timing of the projects; general contractors, subcontractors, or equipment not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; the inability to successfully resolve warranty claims; poor initial cost estimates; work stoppages; adverse weather conditions; government actions; legal action; unforeseen engineering or technology issues; limited access to capital or other financing arrangements; and other adverse economic conditions. We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations. We may not be able to recover all costs for the projects in rates and face increased risk of potential impairment of our project investment if a construction project is not completed or is delayed, or final costs exceed expectations or the costs approved by our regulators. For example, WPL has notified the PSCW that its solar generating facility developments have exceeded the approved costs. We may not be able to meet capacity requirements, including new demand from high usage customers, to comply with electric demand planning reserve margins if a construction project is not completed or is delayed. Inability to recover costs, or inability to complete projects or recover costs in a timely manner, could adversely impact our financial condition and results of operations.

Supply chain disruptions could negatively impact our operations and implementation of our strategy - Our operations and strategy depend on the global supply chain to procure the equipment, materials and other resources necessary to provide services in a safe and reliable manner and construct new utility infrastructure. The global supply chain has experienced, and is expected to continue to experience, disruptions due to a multitude of factors, such as geopolitical issues, supplier manufacturing constraints, labor issues, transportation issues, tariffs, changes in laws, executive orders, resource availability, long lead times, tighter credit markets, inflation, pandemics and weather. These disruptions have impacted, and are expected to continue to impact, our ability to receive critical materials, supplies and services in a timely and economic manner. This could have an adverse impact by increasing costs and delaying the construction, maintenance or repair of items that are needed to support normal operations or are necessary to our construction projects to implement our strategy. Inability to recover higher costs, or inability to complete projects in a timely manner, could adversely impact our financial condition and results of operations.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers, energy storage facilities, or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, members of the public or contractors coming into contact with our infrastructure, public and employee safety, operator error, and ruptured oil and chemical tanks. The operation of our natural gas distribution and transportation infrastructure also involves many risks, such as leaks, explosions, mechanical problems, members of the public or contractors coming into contact with our infrastructure, and employee and public safety. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting our ability to transmit electricity. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind and solar generating facilities, to the national grid, or to access lower cost sources of electricity.

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

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, windstorms like the 2020 derecho in Iowa, blizzards, ice storms, extreme hot temperatures, extreme cold temperatures, fires, wildfires, solar flares or pandemics may adversely impact our ability to generate, purchase or distribute electric energy and gas or obtain fuel or other critical supplies. In addition, we could incur large costs to repair damage to our generating facilities and electric and gas infrastructure, or costs related to environmental remediation, due to storms or other natural disasters. The restoration costs may not be fully covered by insurance policies and may not be fully recovered in rates, or recovery in rates may be delayed. Insurance coverage may not continue to be available at all, or at rates or terms similar to those presently available to us. In addition, our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations and financial position. Storms and natural disasters may impact our customers and the resulting reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates, or rate recovery may be delayed. Any of these items could adversely impact our financial condition and results of operations.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas, coal, financial settlements or collateral to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, labor shortages, employee strikes, transportation issues, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our electric generating units under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices, need to secure higher cost delivery of natural gas or coal, be forced to curtail the operation of our natural gas-fired or coal-fired generating facilities, be forced to purchase electricity from higher-cost generating resources in the MISO energy market and/or be required to purchase replacement capacity to comply with electric demand planning reserve margins. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, increased demand including due to increased liquified natural gas demand from foreign countries, limited global suppliers of natural gas, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. Our utility business also operates wind and solar generating facilities that sell electricity in the MISO energy market. If MISO energy market prices result in unfavorable pricing for wind or solar energy, this may reduce the energy market revenue produced by those facilities and result in higher electricity costs that would need to be recovered from customers. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs and where electric fuel cost recovery may be limited if WPL earns in excess of its authorized return on common equity. Increases in prices and costs due to disruptions that are not recovered in rates fully or not recovered in a timely manner, may adversely impact our financial condition and results of operations.

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

Risks Related to Economic, Financial and Labor Market Conditions
We are subject to employee workforce factors that could affect our businesses - We operate in an industry that requires specialized technical skills. Further, we must build a workforce that is innovative, customer-focused and competitive to thrive in the future in order to successfully implement our strategy. We have seen and anticipate a steady pace of retirements due to our aging workforce. The labor market for our employees is very competitive, increasing the likelihood that we may lose critical employees or have difficulty hiring qualified employees for critical roles and not have enough time to adequately train employees to prepare for upcoming retirements. It may be difficult to hire and retain such a skilled workforce due to labor market conditions, such as low unemployment rates in our service territories, the length of time employees need to acquire the skills, and general competition for talent. The competitive employment market also increases the amounts we pay our employees in critical positions, which we may be unable to recover in rates. We are also subject to collective bargaining agreements covering approximately 1,700 employees. Any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our financial condition and results of operations as well as our ability to implement our strategy.

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

We are subject to risks related to inflation - We have experienced a significant increase in inflation. The impact of supply chain disruptions and other factors continue to create uncertainty in near-term economic conditions, including whether inflation will continue and at what rate. Increases in inflation raise our costs for labor, materials and services. Inflation may also cause interest rates to increase or stay elevated, increasing our cost of capital. Failure to timely recover these increased costs in rates may adversely impact our financial condition and results of operations. Further, increased costs due to inflation will directly and indirectly increase customer costs, which may decrease demand for energy or impact our customers’ ability to pay their bills, which could adversely impact our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We have sold certain non-utility subsidiaries and may continue to incur liabilities relating to our previous ownership of, or the transactions pursuant to which we disposed of, these subsidiaries and assets. Any potential liability depends on a number of factors outside of our control. Any required payments on retained liabilities, guarantees or indemnification obligations with respect to past and future asset or business divestitures could adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategy is dependent upon our ability to access the capital markets. We have forecasted capital expenditures of approximately $11 billion over the next four years. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our businesses. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. IPL and WPL have entered into conditional commitments with the U.S. Department of Energy’s Loan Programs Office for loan guarantees of approximately $3 billion in aggregate and WPL has been selected for additional grants. The inability to access these funds due to federal action or other reasons may increase our costs and interest rates. Increases in interest rates will cause the cost of capital to increase and may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategy.

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, such as worsening credit metric impacts, reduced liquidity, negative changes to our regulatory environment, or general negative outlook for the utility industry, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, volatility of the capital markets, inflation or other factors, our financial condition and results of operations could be adversely affected.

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

Cybersecurity risks are identified as key risks through the enterprise risk management (ERM) program. These risks could include use of malicious code, employee theft or misuse, advanced persistent threats, vulnerabilities, fraud attempts, and phishing attacks that could cause, among others, an operations or information technology system failure, or breach or loss of sensitive information. The potential impact of cybersecurity risks on our business operations, results of operations or financial condition is discussed in the “Risks Related to Business Operations” section of Item 1A “Risk Factors.” We have not had any material cybersecurity breaches or incidents and have not incurred any material expenses, penalties or settlement costs related to any cybersecurity breaches or incidents. However, measures that we take to avoid, detect, mitigate or recover from cybersecurity breaches or incidents may be insufficient or become ineffective, and there are no assurances that cybersecurity breaches or incidents will not impact our business operations and strategy, results of operations and financial condition.

We maintain a cybersecurity program that includes development and implementation of policies, procedures and tools designed to help ensure availability of critical operations, information technology and telecommunication systems and safeguard sensitive information. The cybersecurity program is assessed against industry standards, including certain Center for Internet Security critical security controls. This assessment is conducted by a third party periodically and internally at least annually. We are also required to comply with cybersecurity standards under the North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection and by the Department of Homeland Security Transportation Security Administration. We also periodically collaborate with federal and state law enforcement experts, external assessors, consultants, industry peers and other third parties in connection with understanding market and threat conditions used to identify, assess and mitigate cybersecurity risks.

The cybersecurity program includes:
•a dedicated cybersecurity team;
•operations, information technology and telecommunication systems implemented with segmentation and multiple levels of access controls;
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

Our cybersecurity program is overseen by our Senior Vice President and CIO, who has nearly four decades of experience in information technology, including two decades as a CIO, having previously held CIO roles with other organizations, as well as experience in the utility sector. The CIO oversees a team dedicated to the support of cybersecurity tools and the overall cybersecurity program. The CIO reports to the Executive Vice President and CFO. The CIO provides periodic briefs regarding prevention, detection, mitigation and remediation of cybersecurity incidents, as well as risks, threats and the threat landscape to the Board and executive management, including the CEO, CFO and CAO. These briefs are used to help continuously improve our cybersecurity program and to inform risk assessments as part of the ERM program.

The full Board of Directors is responsible for oversight of our key cybersecurity risks. The Board retains direct oversight of cybersecurity matters to best utilize the experiences and expertise of all Board members. Management, including the CIO, provides reports approximately quarterly to the Board regarding risks, threats, the threat landscape, assessments of and improvements to the cybersecurity program, and internal response preparedness.

ITEM 2. PROPERTIES

Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2024, IPL’s and WPL’s facilities by primary fuel type were as follows:

IPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	652
Emery Generating Station (Units 1-3); Mason City, IA	2004	531
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	105
Burlington Generating Station (Unit 1); Burlington, IA	1968	131
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	126
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	37
Total Gas		1,582
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200
English Farms (69 Units); Poweshiek Co., IA	2019	172
Richland (53 Units); Sac Co., IA	2020	131
Franklin County (60 Units); Franklin Co., IA	2012	99
Total Wind		1,302
Pleasant Creek (Units 1-2), Linn Co., IA	2024	200
Wever; Lee Co., IA	2024	150
Creston; Union Co., IA	2024	50
Dubuque; Dubuque, IA	2017	5
Marshalltown; Marshalltown, IA	2020	3
Customer-hosted and Community Solar; various locations in IA	2024	11
Total Solar		419
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	339
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	167
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	140
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA	1958-1997	30
Louisa Generating Station (Unit 1); Louisa, IA (e)	1983	30
Total Coal		706
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	70
Total Oil		70
Energy Storage; various locations in IA	2019-2023	9
Total Energy Storage		9
Total capacity		4,088

WPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	536
West Riverside Energy Center (Units 1-3); Beloit, WI (f)	2020	387
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	292
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (g)	1994	163
Total Gas		1,378
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201
Kossuth (56 Units); Kossuth Co., IA	2020	152
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (h)	2008	59
Total Wind		480
Grant County, Grant Co., WI	2024	200
Wood County, Wood Co., WI	2022	150
Onion River, Sheboygan Co., WI	2023	150
Springfield, Dodge Co., WI	2023	100
Wautoma, Waushara Co., WI	2023	99
Crawfish River, Jefferson Co., WI	2023	75
Paddock, Rock Co., WI	2023	65
Bear Creek, Richland Co., WI	2022	50
North Rock, Rock Co., WI	2022	50
Albany, Green Co., WI	2023	50
Beaver Dam, Dodge Co., WI	2023	50
Cassville, Grant Co., WI	2023	50
West Riverside, Beloit, WI (f)	2021	2
Customer-hosted and Community Solar; various locations in WI	2021-2022	4
Total Solar		1,095
Columbia Energy Center (Units 1-2); Portage, WI (i)	1975-1978	598
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	406
Total Coal		1,004
Prairie du Sac (8 Units); Prairie du Sac, WI	1914-1940	13
Kilbourn (4 Units); Wisconsin Dells, WI	1926-1939	6
Total Hydro		19
Energy Storage; various locations in WI	2022-2023	9
Total Energy Storage		9
Total capacity		3,985

(a)Based on the summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2024 through May 2025, except for wind facilities, solar facilities and energy storage, which are based on nameplate capacity.
(b)Represents IPL’s 48% ownership interest, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest, which is operated by MidAmerican Energy Company.
(e)Represents IPL’s 4% ownership interest, which is operated by MidAmerican Energy Company.
(f)Represents WPL’s 56.6% ownership interest, which is operated by WPL.
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

Other - IPL’s other property includes steam service assets. Refer to Note 9 for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2024 consisted primarily of computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2024 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2024 through May 2025 for the Sheboygan Falls Energy Facility was 298 MW.

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

ITEM 3. LEGAL PROCEEDINGS

None. SEC regulations require Alliant Energy, IPL and WPL to disclose information about certain proceedings arising under federal, state or local environmental provisions when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alliant Energy, IPL and WPL reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, Alliant Energy, IPL and WPL use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters to disclose for this period. Refer to Note 16(c) for discussion of legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business.

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

Name	Age as of Filing Date	Registrant	Positions
Lisa M. Barton	59	Alliant Energy	Ms. Barton has served as President and Chief Executive Officer (CEO) and as a director since January 2024. She previously served as President and Chief Operating Officer (COO) since February 2023, as Executive Vice President (VP) and COO of American Electric Power Company, Inc. (AEP) from January 2021 to November 2022, and as Executive VP - Utilities of AEP from January 2020 to December 2020.
		IPL and WPL	Ms. Barton has served as CEO since February 2023, and as a director since January 2024.
Robert J. Durian	54	Alliant Energy, IPL and WPL	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019.
David A. de Leon	62	Alliant Energy and IPL	Mr. de Leon has served as Senior VP since January 2019.
		WPL	Mr. de Leon has served as President since January 2019.
Mayuri N. Farlinger	42	Alliant Energy and WPL	Ms. Farlinger has served as Vice President since January 2022. She previously served as Director of Operations from January 2020 to December 2021.
		IPL	Ms. Farlinger has served as President since May 2024.
Raja Sundararajan	49	Alliant Energy, IPL and WPL	Mr. Sundararajan has served as Executive VP since June 2023. He previously served as Executive VP - External Affairs of AEP since July 2022, as Senior VP - Regulatory and Customer Solutions of AEP from July 2021 to July 2022, and as President and COO of AEP Ohio from January 2019 to July 2021.

Name	Age as of Filing Date	Registrant	Positions
Benjamin M. Bilitz	50	Alliant Energy, IPL and WPL	Mr. Bilitz has served as Chief Accounting Officer and Controller since December 2016.
Dylan M. Syse	39	Alliant Energy, IPL and WPL	Mr. Syse was selected to become Chief Accounting Officer and Controller effective March 2, 2025. He has served as Assistant Controller since November 2021, as Manager - Accounting and Reporting from May 2020 to November 2021, and as Manager - Accounting from May 2018 to April 2020.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2024 was $59.14.

Shareowners - At December 31, 2024, there were 19,293 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In October 2024, Alliant Energy announced an increase in its targeted 2025 annual common stock dividend to $2.03 per share, which is equivalent to a quarterly rate of $0.5075 per share, beginning with the February 2025 dividend payment. The timing and amount of future dividends is subject to approval of quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2024 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	6,487	$59.67	—	N/A
November 1 to November 30	2,933	62.65	—	N/A
December 1 to December 31	19	59.99	—	N/A
	9,439	60.60	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2024 compared to 2023. Refer to MDA in the combined 2023 Form 10-K for details on certain financial information for 2023 compared to 2022.

OVERVIEW

Mission, Purpose and Strategy
Alliant Energy’s mission is to deliver affordable energy solutions and exceptional service that its customers and the communities it serves count on - affordably, safely, reliably, and sustainably. This mission aligns with Alliant Energy’s purpose - to serve customers and build stronger communities - which guides it through the ever-changing dynamics of the economy and the energy industry. Alliant Energy takes its responsibility as a corporate citizen seriously and remains a careful steward of the environment and supports the communities in its service territories. Alliant Energy’s mission and purpose are supported by a strategy focused on meeting evolving customer expectations, providing an attractive return for investors, and advancing emerging technologies with safe, secure energy production. This strategy includes the following key elements:

Providing affordable energy solutions for customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of its existing customers and attract new customers to its service territories.

Key Highlights -
•Alliant Energy’s resource plan continues to add resources in Iowa and Wisconsin, which is expected to result in continued reliability and affordability for its utility customers. As a result, Alliant Energy directly reinvests in the communities it serves through the addition of skilled jobs, economic development and increased tax revenue. From 2022 through 2024, Alliant Energy completed projects that resulted in approximately 1,500 MW of additional zero-fuel cost solar generation resources in aggregate (WPL completed 1,089 MW of solar generation in Wisconsin in 2022-2024 and IPL completed 400 MW of solar generation in Iowa in 2024), which generate renewable tax credits that are provided to its electric customers.
•Alliant Energy, IPL and WPL have utilized, and expect to continue to utilize, various provisions of the Inflation Reduction Act of 2022 to enhance tax benefits expected from wind, solar and energy storage projects in Iowa and Wisconsin, including transferring certain future tax credits from such projects to other corporate taxpayers. The Inflation Reduction Act of 2022 is expected to result in more cost benefits for IPL’s and WPL’s customers, higher rate base amounts, and improvements in long-term cash flows over the life of the solar, energy storage and wind refurbishment projects. Refer to Note 1(c) for discussion of $216 million and $98 million of proceeds from renewable tax credits transferred to other corporate taxpayers in 2024 and 2023, respectively.
•Reductions in Iowa corporate income tax rates resulting from tax reform enacted in 2022 are expected to provide cost benefits to IPL’s electric and gas customers in the future. IPL’s retail electric and gas customers began receiving these benefits with the new base rates effective October 1, 2024.
•IPL maintaining flat base rates for its retail electric and gas customers from 2021 through September 30, 2024, as well as a retail electric base rate moratorium from October 2025 through September 2029 approved by the IUC in IPL’s most recent retail electric rate review.
•Significant fuel cost reductions beginning in 2023 with the completion of various solar facilities.
•Completion of a restructuring and voluntary employee separation program in 2024, which is expected to reduce operation and maintenance expenses in the future.
•Issuance of new long-term debt at historically low interest rates for IPL ($300 million of 3.1% senior debentures due 2051) and WPL ($300 million of 1.95% green bonds due 2031) in 2021 and WPL ($600 million of 3.95% green bonds due 2032) in 2022.
•IPL and WPL have entered into conditional commitments with the U.S. Department of Energy’s Loan Programs Office for loan guarantees of approximately $1.4 billion and $1.6 billion, respectively. If finalized, such loans would provide low interest financing for IPL’s and WPL’s expected construction of renewable generation and energy storage projects.
•In July 2024, the U.S. Department of Energy Office of Clean Energy Demonstrations awarded WPL’s Columbia Energy Storage Project, an approximately 20 MW compressed CO2-based long-duration energy storage system at the Columbia Energy Center site, up to approximately $30 million in grant funding during construction of the project. In addition, in October 2024, the U.S. Department of Energy Office of Grid Deployment selected WPL’s Smart Power Automation for Rural Communities program application to move into the final stage of award negotiations for up to $50 million in grant funding under the Grid Resilience and Innovation Partnerships Program. If finalized, any grant proceeds would reduce the cost of the projects for WPL’s customers.

Making customer-focused investments - Alliant Energy’s strategic priorities include making significant customer-focused investments toward more reliable, resilient, and sustainable customer energy solutions. Alliant Energy’s strategy drives a capital allocation process focused on: 1) transitioning its generation portfolio to meet the growing interest and needs of customers for reliable and sustainable sources of energy, 2) upgrading its electric and gas distribution systems to strengthen safety, reliability and resiliency, as well as enable distributed energy solutions in its service territories, and 3) enhancing its customers’ and employees’ experience with evolving technology and greater flexibility.

Key Highlights (refer to “Customer Investments” for details) -
•Over the next five years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,200 MW of new wind and solar generation in aggregate, approximately 1,000 MW of energy storage, approximately 750 MW of new natural gas resources, refurbishments at approximately 600 MW of existing wind farms, and improvements at approximately 650 MW of existing natural gas-fired EGUs and the conversion of existing coal-fired EGUs to natural gas. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future.
•Completion of new solar generation at WPL (1,089 MW in Wisconsin from 2022-2024) and IPL (400 MW in Iowa in 2024), and IPL’s refurbishment of the existing Franklin County wind farm in Iowa in 2024.
•Improving reliability and resiliency with more underground electric distribution, and enabling distributed energy solutions with higher capacity lines. Currently, approximately 28% of Alliant Energy’s electric distribution system is underground.
•Alliant Energy continues to partner with its commercial and industrial customers in Iowa and Wisconsin to help develop renewable solutions to support their sustainability initiatives.
•Installing fiber optic routes between Alliant Energy’s facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network focused on less densely populated rural areas. Currently, approximately 1,000 miles of underground fiber optic routes have been installed.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development.

Key Highlights -
•The IUC’s order for IPL’s most recent retail electric rate review includes the creation of an individual customer rate tariff, allowing IPL to attract new load growth to its service territory. In addition, Iowa’s Major Economic Growth Attraction program and Wisconsin’s sales and use tax exemption for qualified data centers, encourage economic development in Alliant Energy’s service territory.
•IPL has entered into electric service agreements with two new customers, who currently expect to build data centers at the Big Cedar Industrial Center in Cedar Rapids, Iowa in IPL’s service territory. These agreements include aggregate, maximum demands of approximately 1.9 gigawatts. The electric service agreements are subject to IUC approval under the individual customer rate tariff that was included in the IUC’s September 2024 order for IPL’s retail electric rate review. The actual timing and amount of increases in IPL’s load are subject to various factors, including interconnections and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load.
•Various development-ready sites, which are rail-served and in close proximity to a variety of transportation options, are located throughout Alliant Energy’s service territories.

RESULTS OF OPERATIONS

Financial Results Overview - The table below includes diluted EPS for Utilities and Corporate Services, ATC Holdings, and Non-utility and Parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amounts):

	2024		2023
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$722	$2.81	$724	$2.86
ATC Holdings	40	0.16	35	0.14
Non-utility and Parent	(72)	(0.28)	(56)	(0.22)
Alliant Energy Consolidated	$690	$2.69	$703	$2.78

Alliant Energy’s Utilities and Corporate Services net income decreased by $2 million in 2024 compared to 2023. The decrease was primarily due to an asset valuation charge for IPL’s Lansing Generating Station as a result of the IUC order for IPL’s retail electric rate review, estimated temperature impacts on retail electric and gas sales, restructuring and voluntary separation charges, an ARO charge allocated to the steam business at IPL due to the revised CCR Rule, higher depreciation and financing expenses, and lower AFUDC. These items were partially offset by higher revenue requirements from capital investments.

Alliant Energy’s Non-utility and Parent net income decreased by $16 million in 2024 compared to 2023, primarily due to higher financing expense.

Net Income Variances - The following items contributed to increased (decreased) net income for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$27	($14)	$41
Changes in gas utility (Refer to details below)	(75)	(50)	(25)
Changes in other utility	2	—	2
Changes in total revenues	(46)	(64)	18
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	108	13	96
Changes in electric transmission service (Refer to details below)	(30)	3	(33)
Changes in cost of gas sold (Refer to details below)	75	43	33
Asset valuation charge for IPL’s Lansing Generating Station in 2024 (Refer to Note 2 for details)	(60)	(60)	—
Changes in other operation and maintenance (Refer to details below)	(1)	(5)	(8)
Changes in depreciation and amortization (Higher primarily due to solar generation placed in service in 2024 and 2023, as well as WPL’s amortization of liquidated damages related to West Riverside procurement contracts, which resulted in reductions to depreciation and amortization expenses in 2023, and updated electric depreciation rates for IPL effective October 1, 2024)	(96)	(16)	(77)
Changes in taxes other than income taxes	(7)	(3)	(4)
Changes in total operating expenses	(11)	(25)	7
Changes in operating income	(57)	(89)	25
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2023)	(55)	(22)	(16)
Changes in AFUDC (Primarily due to changes in levels of CWIP balances related to solar generation and energy storage, and IPL’s refurbishment of the existing Franklin County wind farm)	(25)	22	(47)
Changes in Other	6	14	(11)
Changes in total other income and deductions	(74)	14	(74)
Changes in income before income taxes	(131)	(75)	(49)
Changes in income taxes (Refer to Note 11 for details)	118	71	49
Changes in net income	($13)	($4)	$—

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2024	2023	2024	2023	2024	2023	2024	2023
Alliant Energy
Retail	$3,009	$3,008	24,569	24,940	$419	$495	43,489	46,405
Sales for resale:
Wholesale	200	213	2,783	2,859	N/A	N/A	N/A	N/A
Bulk power and other	86	71	5,620	4,730	N/A	N/A	N/A	N/A
Transportation/Other	77	53	57	58	46	45	123,386	115,177
	$3,372	$3,345	33,029	32,587	$465	$540	166,875	161,582
IPL
Retail	$1,662	$1,661	13,620	13,909	$223	$273	21,640	23,128
Sales for resale:
Wholesale	61	62	750	766	N/A	N/A	N/A	N/A
Bulk power and other	(6)	11	1,138	1,465	N/A	N/A	N/A	N/A
Transportation/Other	30	27	32	32	27	27	43,075	43,232
	$1,747	$1,761	15,540	16,172	$250	$300	64,715	66,360
WPL
Retail	$1,347	$1,347	10,949	11,031	$196	$222	21,849	23,277
Sales for resale:
Wholesale	139	151	2,033	2,093	N/A	N/A	N/A	N/A
Bulk power and other	92	60	4,482	3,265	N/A	N/A	N/A	N/A
Transportation/Other	47	26	25	26	19	18	80,311	71,945
	$1,625	$1,584	17,489	16,415	$215	$240	102,160	95,222

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 1% in 2024 compared to 2023, primarily due to changes in sales volumes at IPL’s industrial customers due to standby service customers that can use other generation, and changes in temperatures. Alliant Energy’s retail gas sales volumes decreased 6% in 2024 compared to 2023, primarily due to changes in temperatures.

Estimated decreases to operating income from the impacts of temperatures were as follows (in millions):

	Electric			Gas
	2024	2023	Change	2024	2023	Change
IPL	($14)	($1)	($13)	($12)	($8)	($4)
WPL	(15)	(5)	(10)	(10)	(6)	(4)
Total Alliant Energy	($29)	($6)	($23)	($22)	($14)	($8)

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements (a)(b)	$240	$85	$155
Higher (lower) sales for resale bulk power and other revenues (c)	15	(17)	32
Deferral of incremental solar generation construction costs at WPL in 2024 (Refer to Note 3)	12	—	12
Lower revenues primarily due to changes in retail electric fuel-related costs at WPL, and credits on IPL’s customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)(b)	(142)	(42)	(100)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses) (Refer to Note 2)	(33)	—	(33)
Estimated changes in sales volumes caused by temperatures	(23)	(13)	(10)
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2024 (partially offset by changes in income taxes) (a)	(16)	(16)	—
Lower wholesale revenues at WPL primarily due to lower fuel-related costs and lower sales	(13)	(1)	(12)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense) (Refer to Note 1(g))	(13)	(13)	—
Changes in WPL electric fuel-related costs, net of recoveries (d)	(10)	—	(10)
Other	10	3	7
	$27	($14)	$41

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $185 million for IPL’s retail electric customers, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing electric rate base including investments in solar generation, updated depreciation rates, and certain incremental costs incurred resulting from the 2020 derecho windstorm. In addition, effective October 1, 2024, IPL’s renewable energy rider was discontinued, and certain production tax credits are credited to IPL’s retail electric customers through IPL’s fuel-related cost recovery mechanism. Credits on IPL’s customers’ bills are expected to be offset by a reduction in income tax expense.
(b)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $49 million for WPL’s retail electric customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base and lower forecasted fuel-related expenses.
(c)Alliant Energy’s and WPL’s sales for resale bulk power and other revenues increased primarily due to higher volumes and higher prices for electricity sold by WPL to MISO wholesale energy markets. Alliant Energy’s increase was partially offset by decreased sales for resale bulk power and other revenues at IPL primarily due to lower prices for electricity and capacity sold by IPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.
(d)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately ($4) million and $6 million in 2024 and 2023, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	($75)	($42)	($33)
Estimated changes in sales volumes caused by temperatures	(8)	(4)	(4)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense) (Refer to Note 1(g))	(6)	(6)	—
Higher revenue requirements (a) (b)	14	2	12
	($75)	($50)	($25)

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing gas rate base.
(b)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $13 million for WPL’s retail gas customers, covering the 2024 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower electric production fuel costs (a)	$108	$72	$36
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue) (Refer to Note 2)	33	—	33
Changes in regulatory recovery of retail electric fuel-related costs (Refer to Note 1(g))	21	(21)	42
Higher purchased power expense (b)	(49)	(38)	(11)
Other	(5)	—	(4)
	$108	$13	$96
(a)Electric production fuel costs decreased at IPL primarily due to lower natural gas prices in 2024 compared to 2023, and lower natural gas and coal volumes due to lower dispatch of IPL’s EGUs in 2024. Electric production fuel costs decreased at WPL primarily due to lower natural gas prices in 2024 compared to 2023, and higher dispatch of WPL’s renewable EGUs in 2024, partially offset by higher coal volumes due to higher dispatch of WPL’s coal-fired EGU’s in 2024.
(b)Purchased power expense increased primarily due to higher prices for electricity purchased by IPL and WPL, and higher volumes of electricity purchased at IPL due to lower dispatch of IPL’s EGUs in 2024, partially offset by lower volumes of electricity purchased at WPL due to higher dispatch of WPL’s EGUs in 2024.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates (Refer to Note 1(g))	($28)	($7)	($21)
Other (primarily due to changes in transmission service costs provided by third parties)	(2)	10	(12)
	($30)	$3	($33)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Lower natural gas prices and lower retail gas volumes	$105	$66	$39
Changes in the regulatory recovery of gas costs (Refer to Note 1(g))	(30)	(24)	(6)
Other	—	1	—
	$75	$43	$33

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Restructuring and voluntary employee separation charges in 2024 (excluding payroll taxes) (Refer to Note 12(a))	($27)	($13)	($12)
ARO charge for steam assets at IPL in 2024 (Refer to Note 13)	(20)	(20)	—
Lower energy efficiency expense at IPL (mostly offset by lower revenues)	20	20	—
Lower generation and energy delivery expenses	11	3	8
Other	15	5	(4)
	($1)	($5)	($8)

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
•Higher Earnings on Increasing Rate Base - Alliant Energy, IPL and WPL currently expect increases in electric utility and gas utility revenues in 2025 compared to 2024 due to impacts from increasing revenue requirements related to investments in the utility business. In addition, Alliant Energy, IPL and WPL currently expect a decrease in the effective income tax rate in 2025 compared to 2024 due to additional tax credits from renewable generation and energy storage projects placed in service in 2024 and/or expected to be placed in service in 2025. A majority of the differences between actual renewable tax credits and renewable tax credits used to determine rates are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. Investment tax credits resulting from IPL energy storage projects expected to be placed in service in 2025 may be utilized to offset any revenue deficiency on an annual basis up to the earnings sharing mechanism threshold included in IPL’s retail electric rate review settlement agreement discussed in “Rate Matters.”
•Sales Trends and Temperatures - In July 2025, IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative (SMEC) will expire (sales to SMEC represented approximately 5% of IPL’s total electric sales in 2024), which is not expected to have a material impact on Alliant Energy’s or IPL’s future financial condition and results of operations. In 2024, warmer than normal temperatures in the winter and cooler than normal temperatures in the summer in Alliant Energy’s, IPL’s and WPL’s service territories resulted in lower retail electric and gas sales volumes and operating income.
•Other Operation and Maintenance Expenses - Alliant Energy, IPL and WPL currently expect a decrease in other operation and maintenance expenses in 2025 compared to 2024 largely due to the asset valuation charge for IPL’s Lansing Generating Station and ARO charge for steam assets at IPL recorded in 2024, charges for restructuring and voluntary employee separation recorded in 2024, as well as expected future cost savings related to Alliant Energy’s restructuring activities. These items are expected to be partially offset by higher generation maintenance and energy delivery expenses.
•Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2025 compared to 2024 due to capital projects placed in service in 2024 and 2025, and updated electric depreciation rates for IPL effective October 1, 2024.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2025 compared to 2024 due to financings completed in 2024 and planned in 2025 as discussed above.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward reliable, resilient and sustainable customer energy solutions. These priorities include:

Resource Planning
Alliant Energy’s current resource plan continues to add resources in Iowa and Wisconsin, and serves as a guide to meet customer demand for affordable, safe, reliable and sustainable energy. Over the next five years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,200 MW of new wind and solar generation in aggregate, approximately 1,000 MW of energy storage, approximately 750 MW of new natural gas resources, refurbishments at approximately 600 MW of existing wind farms, and improvements at approximately 650 MW of existing natural gas-fired EGUs and the conversion of existing coal-fired EGUs to natural gas. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2025 through 2028 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects, as well as recently completed projects, are as follows:

WPL’s Generation and Energy Storage Projects -
Solar - In 2022 through 2024, WPL completed 1,089 MW of new solar generation projects in Wisconsin, including the Grant County facility (200 MW) in 2024. Refer to Note 3 for discussion of the construction costs associated with these projects.

Energy Storage - In 2023, the PSCW issued orders authorizing WPL to construct, own and operate energy storage at the Grant County (100 MW) and Wood County (75 MW) solar projects in Wisconsin, which is currently expected to be placed in service in the second half of 2025, and at the Edgewater Generation Station in Wisconsin (approximately 99 MW), which is currently expected to be placed in service in 2026.

In July 2024, the U.S. Department of Energy Office of Clean Energy Demonstrations awarded WPL’s Columbia Energy Storage Project, an approximately 20 MW compressed CO2-based long-duration energy storage system at the Columbia

Energy Center site, up to approximately $30 million in grant funding during construction of the project. In August 2024, WPL filed a CA application with the PSCW for construction approval of the energy storage system. A decision from the PSCW is currently expected in the second quarter of 2025. If finalized, any grant proceeds would reduce the cost of the project for WPL’s customers.

Existing Natural Gas-Fired Electric Generating Unit Improvements - In April 2024, the PSCW issued orders authorizing WPL to construct improvements at the existing natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, which would increase the capacity and efficiency of the EGUs.

Existing Wind Farm Refurbishment - In July 2024, WPL filed a CA application with the PSCW for approval to refurbish the Bent Tree wind farm, which would be eligible for production tax credits under the Inflation Reduction Act of 2022. A decision from the PSCW is currently expected in the first quarter of 2025.

IPL’s Generation and Energy Storage Projects -
Solar - In 2024, IPL completed new solar generation projects in Iowa, including the Wever facility (150 MW), the Creston facility (50 MW), and the first (50 MW) and second (150 MW) phases of the Pleasant Creek facility. Refer to Note 3 for discussion of the construction costs associated with these projects.

Energy Storage - IPL received approval from the IUC to construct, own and operate up to approximately 140 MW of energy storage in Iowa (100 MW at the Wever project and 40 MW at the Creston project), which is currently expected to be placed in service in 2025 and 2026.

Natural Gas-fired Electric Generating Unit - In February 2025, IPL filed request with the IUC for approval to construct, own and operate the Cedar River Generating Station, a 94 MW natural gas-fired EGU using Reciprocating Internal Combustion Engine (RICE) technology, at the site of IPL’s Prairie Creek Generation Station. A decision from the IUC is currently expected in the fourth quarter of 2025.

Existing Wind Farm Refurbishment - In 2024, IPL completed the refurbishment of the existing Franklin County wind farm in Iowa. IPL currently expects the refurbishment of the existing Whispering Willow - East wind farm to be completed in 2026. These projects are eligible for production tax credits under the Inflation Reduction Act of 2022.

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

Counterparty	Option Amount and Timing
WEC Energy Group, Inc. (WEC)	In 2023 and 2024, WEC acquired 200 MW in aggregate, pursuant to PSCW and FERC approval (a)
Madison Gas and Electric Company (MGE)	In 2023 and 2024, MGE acquired 50 MW in aggregate, pursuant to PSCW and FERC approval
Electric cooperatives	Approximately 60 MW were acquired in 2018

(a)WPL may exercise reciprocal options, subject to approval by the PSCW, to purchase up to 200 MW of any natural-gas combined-cycle EGU that WEC places in service prior to May 2030.

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs in the next several years. IPL currently expects to retire Prairie Creek Unit 1 and fuel switch Prairie Creek Unit 3 (65 MW in aggregate) by December 31, 2025. WPL currently expects to convert the coal-fired Edgewater Unit 5 (414 MW) to natural gas in 2028. In addition, WPL currently plans to cease coal operations at Columbia Units 1 and 2 (595 MW in aggregate) by the end of 2029, as well as evaluate the conversion of Columbia Unit 1 and/or Unit 2 to natural gas. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on Columbia Units 1 and 2, and Edgewater Unit 5.

Environmental Stewardship - Alliant Energy’s environmental stewardship is focused on the implementation of a responsible energy strategy to meet its customers’ energy needs affordably, safely, reliably and sustainably. Alliant Energy periodically reviews and updates this strategy to reflect changes needed to support the transition to a low-carbon economy. Alliant Energy’s current voluntary environmental-related goals and achievements include the following:

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

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving reliability and resiliency with more underground electric distribution and enabling distributed energy solutions with higher capacity lines. Gas system investments will focus on pipeline replacement to ensure safety and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2025 through 2028 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Grid Resilience and Innovation Partnerships Program for WPL - In October 2024, the U.S. Department of Energy Office of Grid Deployment selected WPL’s Smart Power Automation for Rural Communities program application to move into the final stage of award negotiations for up to $50 million in grant funding under the Grid Resilience and Innovation Partnerships Program. WPL currently expects to submit project plans to the PSCW in 2025 when award negotiations are nearing completion. If finalized, any grant proceeds would reduce the cost of the project for WPL’s customers.

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

Gas Pipeline Safety - The Pipeline and Hazardous Materials Safety Administration published various final rules from 2019 through 2024 that updated safety requirements for gas transmission pipelines, and updated procedures were implemented to address these rules. Plans to address certain requirements for specific pipelines were developed and implemented, with identified remediation efforts to be completed by July 2035. In response to these rule changes, Alliant Energy, IPL and WPL have been assessing, testing and modifying certain of IPL’s and WPL’s pipelines, and updating practices for assessment and operation of all IPL and WPL pipelines. Alliant Energy, IPL, and WPL also continue to evaluate the impact of these final rules and resulting remediation plans on their financial condition and results of operations.

Technology - Alliant Energy, IPL and WPL currently plan to make investments in technology to enhance productivity and efficiency through automation, customer self-service and telework. Estimated capital expenditures for expected and current technology projects for 2025 through 2028 are included in the “Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

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

IPL’s Retail Electric and Gas Rate Reviews (October 2024 Through September 2025 Forward-looking Test Period) - In September 2024, the IUC issued an order for IPL’s retail electric and gas rate reviews for the October 2024 through September 2025 forward-looking Test Period with rate changes effective October 1, 2024. Key drivers for the rate review included revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation, as well as updated depreciation rates and certain incremental costs incurred resulting from the 2020 derecho windstorm. The IUC’s order included the following provisions:
•Annual retail electric base rate increase of $185 million, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, and a subsequent retail electric base rate moratorium through September 2029;
•During the moratorium, IPL may request updated rates if its actual return on common equity is 100 or more basis points below the authorized return on common equity for a single calendar year or 50 or more basis points below the authorized return on common equity for two consecutive years, and/or if a material change in laws or regulations causes the moratorium to become unsustainable;
•Annual retail gas base rate increase of $10 million;

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
•Investment tax credits resulting from renewable generation and energy storage projects may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold; any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any revenue deficiency in future years;
•Creation of an individual customer rate tariff, which would allow IPL to attract new load growth to its service territory;
•Electric distribution system investment cap not to exceed $900 million in aggregate or $325 million in any given year from 2026 through 2029, with certain exceptions;
•IPL to retain renewable production tax credits from new generation resources not included in base rates and the repowering of existing wind farms, including the Franklin County wind farm refurbishment, as well as retain energy margins for new generation resources and energy storage;
•Discontinuation of the renewable energy rider; and
•A return of the remaining net book value of the Lansing Generating Station; however, the IUC’s order does not include a return on the remaining net book value of Lansing, resulting in Alliant Energy and IPL recording a pre-tax non-cash charge of $60 million to “Asset valuation charge for IPL’s Lansing Generating Station” in their income statements in 2024.

WPL’s Retail Electric and Gas Rate Reviews (2024/2025 Forward-looking Test Period) - In December 2023, the PSCW issued an order authorizing annual base rate increases of $49 million and $13 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2024, for the 2024 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $60 million increase in annual rates for its retail electric customers, effective January 1, 2025, for the 2025 forward-looking Test Period. The key drivers for the annual base rate increases include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and energy storage. The order extends, with certain modifications, an earnings sharing mechanism through 2025. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 9.95% during the 2024/2025 Test Period. WPL must defer 50% of its excess earnings between 9.95% and 10.55%, and 100% of any excess earnings above 10.55%. The PSCW also authorized WPL to defer the incremental under-/over-collection of solar and energy storage renewable tax credits that are different than the approved amounts. Refer to Note 3 for discussion of the PSCW’s 2024 orders related to the deferral of, and deferral of a return on, incremental solar generation construction costs in 2024 and 2025.

WPL’s Retail Fuel-related Rate Filing (2023 Forward-looking Test Period) - In August 2024, the PSCW issued an order authorizing WPL to refund $34 million, plus interest, to its retail electric customers in 2024 for fuel-related costs incurred by WPL in 2023 that were lower than fuel-related costs used to determine rates for such period.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (October 2024-September 2025 Test Period) (b)
Marshalltown	IUC	$484	11.00%	51.0%	10/1/2024
Emery	IUC	90	12.23%	51.0%	10/1/2024
Whispering Willow - East	IUC	124	11.70%	51.0%	10/1/2024
Wind	IUC	1,218	11.00%	51.0%	10/1/2024
Solar	IUC	511	10.25%	51.0%	10/1/2024
Other (c)	IUC	4,852	9.34%	51.0%	10/1/2024
IPL Retail Gas (October 2024-September 2025 Test Period) (b)	IUC	630	9.65%	51.0%	10/1/2024
IPL Wholesale Electric	FERC	170	10.97%	50.0%	1/1/2024
WPL Retail Electric and Gas
Electric (2025 Test Period) (d)	PSCW	5,774	9.80%	53.7%	1/1/2025
Gas (2025 Test Period) (d)	PSCW	532	9.80%	53.7%	1/1/2025
WPL Wholesale Electric	FERC	510	10.90%	55.0%	1/1/2024

(a)Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)Average rate base amounts reflect IPL’s allocated retail share of rate base and do not include CWIP and were calculated using a forecasted 13-month average for the test period.
(c)Average rate base amounts include assets that do not have advance rate-making principles (9.65% return on common equity), production tax credits carryforwards for 1,000 MW of wind generating facilities placed in service in 2019 and 2020 (5% return on common equity), as well as the portion of Whispering Willow - East that does not earn a return on investment.
(d)Average rate base amounts reflect WPL’s allocated retail share of rate base and do not include CWIP or a cash working capital allowance, and were calculated using a forecasted 13-month average for the test period. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

Planned Rate Review - WPL currently expects to file a retail electric and gas rate review with the PSCW by the end of the second quarter of 2025 for the 2026/2027 forward-looking Test Period. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base. Any rate changes granted from this pending request are expected to be effective on January 1, 2026, with a decision from the PSCW expected by the end of 2025.

LEGISLATIVE MATTERS

In May 2024, the Major Economic Growth Attraction program was enacted in Iowa, which offers various tax incentives for up to two qualified businesses for certain large-scale projects with capital investments greater than $1 billion constructed on certified sites greater than 250 acres in Iowa. The most significant provision of this program for Alliant Energy encourages economic development in IPL’s service territory. Alliant Energy has various development-ready sites throughout Iowa, including the Big Cedar Industrial Center Mega-site in Cedar Rapids, Iowa, and the Prairie View Industrial Center Super Park in Ames, Iowa.

In May 2024, legislation was enacted in Iowa related to the advance rate-making principles for certain generation and energy storage investments located in Iowa. The most significant provisions of this legislation for Alliant Energy would allow IPL to include energy storage and nuclear-fired generation projects in the advance rate-making principles request process prior to making these investments in Iowa, and require IPL to obtain a certificate of public convenience, use and necessity (GCU Certificate) from the IUC in order to construct energy storage projects.

In July 2023, legislation was enacted in Wisconsin, which creates a sales and use tax exemption for the sale of certain property for qualified data centers. The most significant provision of this legislation for Alliant Energy encourages economic development in WPL’s service territory.

In August 2022, the Inflation Reduction Act of 2022 was enacted. The most significant provisions of the legislation for Alliant Energy, IPL and WPL relate to a 10-year extension of tax credits for clean energy projects, a new production tax credit for eligible solar projects, a new stand-alone investment tax credit for energy storage projects and the right to transfer renewable tax credits generated after 2022 to other corporate taxpayers. The new legislation also includes a requirement for corporations with income over $1 billion to pay a 15% minimum tax; however, Alliant Energy is currently below this income level. Alliant Energy, IPL and WPL are utilizing various provisions of the new legislation to enhance the tax benefits expected from their current and planned renewable generation and energy storage projects, including transferring tax credits from such projects to other corporate taxpayers. The impact of these changes is expected to result in more cost benefits for IPL’s and WPL’s customers, higher rate base amounts, additional financing needs expected to be satisfied with additional long-term debt and common stock issuances, and improvements in long-term cash flows over the life of the solar, energy storage and wind projects. Repeal or amendment of the Inflation Reduction Act of 2022, or portions of the Inflation Reduction Act of 2022, could have an adverse impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Refer to Note 1(c) for discussion of the transfer of renewable tax credits to other corporate taxpayers in 2023 and 2024.

Refer to Note 11 for discussion of Iowa tax reform enacted in 2022.

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

Liquidity Position - At December 31, 2024, Alliant Energy had $81 million of cash and cash equivalents, $742 million ($275 million at the parent company, $250 million at IPL and $217 million at WPL) of available capacity under the single revolving credit facility and $40 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings, as well as maintain capital structures consistent with the authorized levels approved by IPL’s and WPL’s regulators. Financial capital structures as of December 31, 2024 were as follows (Common Equity (CE); Long-term Debt (including current maturities) (LD); Short-term Debt (SD)):

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and on reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt and equity imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments, including certain lease obligations, in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUC does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include, among others, pension and OPEB obligations, the sales of accounts receivable program and certain lease obligations.

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Cash, cash equivalents and restricted cash, January 1	$63	$24	$53	$15	$7	$5
Cash flows from (used for):
Operating activities	1,167	867	357	261	761	578
Investing activities	(1,547)	(1,401)	(684)	(326)	(724)	(946)
Financing activities	398	573	303	103	7	370
Net increase (decrease)	18	39	(24)	38	44	2
Cash, cash equivalents and restricted cash, December 31	$81	$63	$29	$53	$51	$7

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s retail electric and gas base rate increases	$254	$87	$167
Changes in income taxes paid/received (a)	109	58	64
Changes in levels of production fuel	19	2	17
Timing of WPL’s fuel-related cost recoveries from retail electric customers	(75)	—	(75)
Changes in the sales of accounts receivable at IPL	(56)	(56)	—
Changes in interest payments	(56)	(19)	(17)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(31)	(17)	(14)
Other (primarily due to other changes in working capital)	136	41	41
	$300	$96	$183

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers in 2023 and 2024.

Income Tax Payments and Receipts - Income tax (payments) receipts were as follows (in millions):

	2024	2023
IPL	$175	$117
WPL	14	(50)
Other subsidiaries	8	21
Alliant Energy	$197	$88

Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments over the next few years based on their current credit carryforward positions; however, some tax payments and receipts may occur for state taxes and between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 for discussion of the carryforward positions.

As discussed in “Legislative Matters,” the Inflation Reduction Act of 2022 provides the right to transfer renewable tax credits to other corporate taxpayers. Refer to the cash flows statements and Note 1(c) for details of renewable tax credits transferred to other corporate taxpayers in 2023 and 2024. Alliant Energy, IPL and WPL currently intend to transfer all eligible renewable tax credits in the future, and as a result, expect an increase in future cash flows from operating activities.

Higher Earnings on Increasing Rate Base - Refer to “Other Future Considerations” for discussion of expected increases in future cash flows from operating activities resulting from higher earnings on increasing rate base at IPL and WPL.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $20 million, $1 million and $14 million of pension plan contributions in 2025, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2024 measurement date. Refer to Note 12(a) for discussion of pension plan contributions in 2024 and the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($321)	($512)	$191
Changes in the amount of cash receipts on sold receivables	140	140	—
Other	35	14	31
	($146)	($358)	$222

(a)Largely due to higher expenditures for IPL’s and WPL’s energy storage, IPL’s solar generation and IPL’s refurbishment of an existing wind farm, partially offset by lower expenditures for WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Refer to “Rate Matters” for discussion of an electric distribution system investment cap included in IPL’s rate review settlement agreement, which was approved by the IUC in September 2024. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. The table below summarizes anticipated construction and acquisition expenditures (in millions), which are focused on adding generation to meet growing customer demand for electricity, including initial expected future data center growth, and strengthening the resiliency and reliability of the electric grid, and include renewable generation and energy storage projects, dispatchable gas generation projects and converting certain coal-fired EGUs to natural gas. Alliant Energy, IPL and WPL are currently evaluating the impact of additional potential large load growth customers on their resource plans and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Refer to “Customer Investments” for further discussion of certain key utility business projects impacting construction and acquisition plans, and the related regulatory filings.

	Alliant Energy				IPL				WPL
	2025	2026	2027	2028	2025	2026	2027	2028	2025	2026	2027	2028
Generation:
Renewables and energy storage projects	$800	$1,115	$1,325	$1,340	$455	$540	$595	$565	$345	$575	$730	$775
Gas projects	390	570	780	655	145	175	365	355	195	365	415	300
Other	130	120	55	55	65	55	25	15	65	65	30	40
Distribution:
Electric systems	585	570	560	580	310	275	280	280	275	295	280	300
Gas systems	80	85	85	85	35	40	40	40	45	45	45	45
Other	220	220	215	245	45	50	60	45	30	25	30	30
	$2,205	$2,680	$3,020	$2,960	$1,055	$1,135	$1,365	$1,300	$955	$1,370	$1,530	$1,490

West Riverside Options - WPL entered into agreements with neighboring utilities that provided them options to purchase a partial ownership interest in West Riverside. Upon exercise of such options and the resulting sales, WPL received proceeds from the sales in 2023 and 2024. Refer to “Customer Investments” for additional information.

Renewable Tax Credits - IPL and WPL started construction in 2024, and currently expect to start construction in the first half of 2025, of certain renewable and energy storage projects, with the intention of preserving the qualification of any renewable tax credits associated with these projects.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2024 compared to 2023 (in millions):

	Alliant Energy	IPL	WPL
Higher payments to retire long-term debt	($301)	($500)	$—
Lower net proceeds from common stock issuances	(223)	—	—
(Higher) lower common stock dividends	(36)	80	(12)
Net changes in the amount of commercial paper outstanding	250	50	(163)
Higher net proceeds from issuance of long-term debt	158	347	—
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	245	(190)
Other	(23)	(22)	2
	($175)	$200	($363)

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

	Initial Authorization	Remaining Capacity as of December 31, 2024
Long-term debt securities issuances in aggregate	$1,700	$1,050
Short-term debt securities outstanding at any time (including borrowings from its parent)	400	350
Preferred stock issuances in aggregate	300	300

State Regulatory Financing Authorizations - In March 2023, WPL received authorization from the PSCW to have up to $500 million of short-term borrowings and/or letters of credit outstanding at any time through the expiration date of WPL’s credit facility agreement. As of December 31, 2024, WPL also had authority to issue up to $600 million of long-term debt securities in aggregate through December 2025 pursuant to a February 2023 PSCW order.

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

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors and is dependent upon, among other factors, regulatory limitations, earnings, cash flows, capital requirements and general financial condition of subsidiaries. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Refer to “Results of Operations” for discussion of expected common stock dividends in 2025.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2023 and 2024, and “Results of Operations” for discussion of expected issuances of common stock in 2025.

Short-term Debt - In December 2024, Alliant Energy, IPL and WPL amended and extended their single revolving credit facility agreement, which expires in December 2029 and is discussed in Note 8(a). There are currently 14 lenders that participate in the credit facility, with respective commitments ranging from $25 million to $130 million. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise two extension options, which would each extend the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $700 million, for a potential total commitment of $2 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2024 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	60%	48%	48%

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

Long-term Debt - Refer to Note 8(b) for discussion of issuances and retirements of long-term debt in 2024, and “Results of Operations” for discussion of expected issuances and retirements of long-term debt in 2025. In 2023, IPL issued $300 million of 5.7% senior debentures due 2033, and used the net proceeds to reduce cash amounts received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt, and for general corporate purposes; pending application of the proceeds, such proceeds were placed in money market fund investments. In 2023, WPL issued $300 million of 4.95% green bond debentures due 2033, and an amount equal to or in excess of the net proceeds was disbursed for the development and acquisition of its solar EGUs. In 2023, AEF issued $300 million of 5.95% senior notes due 2029 and used the net proceeds to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. In 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. In 2023, Alliant Energy issued $575 million of 3.875% convertible senior notes due 2026, and used the net proceeds for general corporate purposes.

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa2
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	N/A
	Outlook	Negative	Stable
IPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Outlook	Negative	Stable
WPL:	Corporate/issuer	A	Baa1
	Commercial paper	A-1	P-2
	Senior unsecured long-term debt	A	Baa1
	Outlook	Negative	Stable

Standard & Poor’s Ratings Services and Moody’s Investors Service issued credit ratings of BBB+ and Baa2, respectively, for the senior notes issued by AEF in 2018, 2020, 2022, 2023 and 2024 (with Alliant Energy as guarantor). Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 14 for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2026. In 2024 and 2023, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2024, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm, prior divestiture activities and transfers of renewable tax credits to other corporate taxpayers. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2024, which include long-term debt maturities in Note 8(b), operating and finance leases in Note 9, capital purchase obligations in Note 16(a), and other purchase obligations in Note 16(b). At December 31, 2024, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2024, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Primary market risk exposures are associated with commodity prices, counterparty credit risk, investment prices and interest rates. Risk management policies are used to monitor and assist in mitigating these market risks and derivative instruments are used to manage some of the exposures related to commodity prices and interest rates. Refer to Notes 1(h) and 14 for further discussion of derivative instruments, and Note 1(g) for details of utility cost recovery mechanisms that significantly reduce commodity risk.

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

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in securities, largely related to securities held by their pension and OPEB plans, as well as unconsolidated investments accounted for under the equity method of accounting. Refer to Note 12(a) for details of the securities held by their pension and OPEB plans, and Note 6 for details of equity investments. Refer to “Critical Accounting Estimates” for the impact on retirement plan costs of changes in the rate of returns earned by plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2024, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $6 million, $1 million and $2 million, respectively. Refer to Notes 5(b) and 8 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Regulatory Assets and Regulatory Liabilities - IPL and WPL are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2024.

Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies, historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities, and subsequent events of such regulatory agencies. The decisions made by regulatory agencies have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on results of operations and the amount of assets and liabilities in the financial statements.

In May 2023, IPL retired the Lansing Generating Station. IPL was previously allowed a full recovery of and a full return on this EGU from its retail customers. In September 2024, the IUC approved IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period, which includes a return of the remaining net book value of Lansing; however, the IUC did not approve a return on the remaining net book value of Lansing, therefore the return on the remaining net book value is no longer recoverable from IPL’s retail electric customers. As a result a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements in 2024, with a corresponding decrease in Alliant Energy’s and IPL’s assets retired early regulatory assets. IPL is currently allowed a full recovery of and a full return on this EGU from its wholesale customers.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2024 included estimates of qualifying deductions for repairs expenditures, allocation of mixed service costs and state depreciation, and costs related to retirement or removal of depreciable property due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize federal credit carryforwards prior to their expiration. Refer to Note 11 for further discussion of tax matters.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs and state depreciation, and costs related to retirement or removal of depreciable property, could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations.

Carryforward Utilization - Significant federal tax credit carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2024. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize all of these carryforwards approximately five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment and/or plant abandonment in 2024 included WPL’s generating units subject to early retirement and solar generation projects.

Generating Units Subject to Early Retirement - Alliant Energy and WPL evaluate future plans for their electric generation fleet and have announced the early retirement of certain EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets such criteria to be considered probable of abandonment, Alliant Energy and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining net book value of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU.

Alliant Energy and WPL concluded that the coal-fired Columbia Units 1 and 2 met the criteria to be considered probable of abandonment as of December 31, 2024. WPL currently plans to cease coal operations at Columbia Units 1 and 2 by the end of 2029, as well as evaluate the conversion of Columbia Unit 1 and/or Unit 2 to natural gas. WPL is currently allowed a full recovery of and a full return on the Columbia EGUs from both its retail and wholesale customers, and as a result, Alliant Energy and WPL concluded that no impairment was required as of December 31, 2024. Alliant Energy, IPL and WPL evaluated their other EGUs that are subject to early retirement and determined that no other EGUs met the criteria to be considered probable of abandonment as of December 31, 2024. Note 3 provides additional details on these EGUs.

Solar Generation Projects - Alliant Energy and WPL review property, plant and equipment for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If WPL is disallowed recovery of any portion of, or is only allowed a partial return on, the carrying value of its solar generation projects, then an impairment charge is recognized. Alliant Energy and WPL currently expect construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $205 million. In 2024, the PSCW issued orders approving deferral of, and the deferral of a return on, the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of higher rate base amounts as of December 31, 2024 given construction costs were reasonably and prudently incurred. “Customer Investments” provides details of WPL’s solar generation projects recently completed.

AROs - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. Alliant Energy, IPL and WPL estimate the fair value of their AROs using present value techniques, in which they make various assumptions, including estimates of the amounts and timing of future cash flows associated with retirement activities, inflation and discount rates. Estimates of the timing and amounts of future cash outlays are based on projections of when and how assets will be retired and the cost of future removal activities. The estimates are subject to change and future updates could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. In 2024, substantially due to the enactment of the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, Alliant Energy, IPL and WPL recorded additional AROs of $409 million, $201 million and $208 million, respectively. These amounts are expected to be adjusted in the future, as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded ARO amounts. Refer to Note 13 for further discussion of AROs.

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2024	Impact on 2025 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2024	Impact on 2025 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$85	$7	$10	$—
1% change in expected rate of return	N/A	7	N/A	1
IPL
1% change in discount rate	39	3	4	—
1% change in expected rate of return	N/A	3	N/A	1
WPL
1% change in discount rate	38	3	4	—
1% change in expected rate of return	N/A	3	N/A	—

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events. Loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from actuals when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Certain contingencies require estimation each reporting period of the expected credit losses on those contingencies, which requires significant judgment and may result in the recognition of a credit loss liability. Note 16 provides further discussion of contingencies assessed at December 31, 2024 that may have a material impact on financial condition and results of operations, including various pending legal proceedings, guarantees and indemnifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets generally represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

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

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities, or impact other recorded balances.

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
February 21, 2025

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,372	$3,345	$3,421
Gas utility	465	540	642
Other utility	54	52	49
Non-utility	90	90	93
Total revenues	3,981	4,027	4,205
Operating expenses:
Electric production fuel and purchased power	628	736	830
Electric transmission service	613	583	573
Cost of gas sold	224	299	389
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	60	—	—
Other	676	675	704
Depreciation and amortization	772	676	671
Taxes other than income taxes	122	115	110
Total operating expenses	3,095	3,084	3,277
Operating income	886	943	928
Other (income) and deductions:
Interest expense	449	394	325
Equity income from unconsolidated investments, net	(61)	(61)	(51)
Allowance for funds used during construction	(75)	(100)	(60)
Other	(3)	3	6
Total other (income) and deductions	310	236	220
Income before income taxes	576	707	708
Income tax expense (benefit)	(114)	4	22
Net income attributable to Alliant Energy common shareowners	$690	$703	$686
Weighted average number of common shares outstanding:
Basic	256.5	253.0	250.9
Diluted	256.8	253.3	251.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$2.69	$2.78	$2.73

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81	$62
Accounts receivable, less allowance for expected credit losses	427	475
Production fuel, at weighted average cost	54	62
Gas stored underground, at weighted average cost	55	79
Materials and supplies, at weighted average cost	186	202
Regulatory assets	210	232
Other	171	160
Total current assets	1,184	1,272
Property, plant and equipment, net	18,701	17,157
Investments:
ATC Holdings	415	386
Other	224	216
Total investments	639	602
Other assets:
Regulatory assets	2,064	2,029
Deferred charges and other	126	177
Total other assets	2,190	2,206
Total assets	$22,714	$21,237

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,171	$809
Commercial paper	558	475
Accounts payable	532	611
Regulatory liabilities	69	107
Other	385	302
Total current liabilities	2,715	2,304
Long-term debt, net (excluding current portion)	8,677	8,225
Other liabilities:
Deferred tax liabilities	2,188	2,042
Regulatory liabilities	959	1,023
Pension and other benefit obligations	224	249
Other	947	617
Total other liabilities	4,318	3,931
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,690,222 and 256,096,848 shares outstanding	3	3
Additional paid-in capital	3,060	3,030
Retained earnings	3,954	3,756
Accumulated other comprehensive income	1	1
Shares in deferred compensation trust - 372,116 and 379,006 shares at a weighted average cost of $36.56 and $34.48 per share	(14)	(13)
Total Alliant Energy Corporation common equity	7,004	6,777
Total liabilities and equity	$22,714	$21,237

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$690	$703	$686
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	772	676	671
Deferred tax expense (benefit) and tax credits	(117)	14	13
Asset valuation charge for IPL’s Lansing Generating Station	60	—	—
Other	(22)	(39)	(17)
Other changes in assets and liabilities:
Accounts receivable	(547)	(414)	(672)
Regulatory assets	70	24	(108)
Derivative assets	13	149	(61)
Accounts payable	96	(122)	78
Regulatory liabilities	(103)	(149)	22
Deferred income taxes (a)	259	84	4
Pension and other benefit obligations	(25)	(28)	(97)
Other	21	(31)	(33)
Net cash flows from operating activities	1,167	867	486
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(2,052)	(1,731)	(1,392)
Other	(197)	(123)	(92)
Cash receipts on sold receivables	593	453	598
Proceeds from sales of partial ownership interests in West Riverside	123	120	—
Other	(14)	(120)	(47)
Net cash flows used for investing activities	(1,547)	(1,401)	(933)
Cash flows from financing activities:
Common stock dividends	(492)	(456)	(428)
Proceeds from issuance of common stock, net	23	246	25
Proceeds from issuance of long-term debt	1,613	1,455	1,338
Payments to retire long-term debt	(809)	(508)	(633)
Net change in commercial paper	83	(167)	127
Other	(20)	3	2
Net cash flows from financing activities	398	573	431
Net increase (decrease) in cash, cash equivalents and restricted cash	18	39	(16)
Cash, cash equivalents and restricted cash at beginning of period	63	24	40
Cash, cash equivalents and restricted cash at end of period	$81	$63	$24
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($434)	($378)	($311)
Income taxes, net (a)	$197	$88	($6)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$224	$364	$382
Beneficial interest obtained in exchange for securitized accounts receivable	$163	$216	$185
(a) 2024 and 2023 include $216 million and $98 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
	(in millions)
2022:
Beginning balance	$3	$2,749	$3,250	$—	($12)	$5,990
Net income attributable to Alliant Energy common shareowners			686			686
Common stock dividends ($1.71 per share)			(428)			(428)
Shareowner Direct Plan issuances		25				25
Equity-based compensation plans and other		3	1		(1)	3
Ending balance	3	2,777	3,509	—	(13)	6,276
2023:
Net income attributable to Alliant Energy common shareowners			703			703
Common stock dividends ($1.81 per share)			(456)			(456)
At-the-market offering program, net and Shareowner Direct Plan issuances		246				246
Equity-based compensation plans and other		7				7
Other comprehensive income, net of tax				1		1
Ending balance	3	3,030	3,756	1	(13)	6,777
2024:
Net income attributable to Alliant Energy common shareowners			690			690
Common stock dividends ($1.92 per share)			(492)			(492)
Shareowner Direct Plan issuances		23				23
Equity-based compensation plans and other		7			(1)	6
Ending balance	$3	$3,060	$3,954	$1	($14)	$7,004

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets generally represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

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

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities, or impact other recorded balances.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 21, 2025

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Electric utility	$1,747	$1,761	$1,859
Gas utility	250	300	351
Steam and other	49	49	46
Total revenues	2,046	2,110	2,256
Operating expenses:
Electric production fuel and purchased power	269	282	383
Electric transmission service	417	420	407
Cost of gas sold	123	166	206
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	60	—	—
Other	358	353	369
Depreciation and amortization	404	388	381
Taxes other than income taxes	60	57	57
Total operating expenses	1,691	1,666	1,803
Operating income	355	444	453
Other (income) and deductions:
Interest expense	177	155	148
Allowance for funds used during construction	(43)	(21)	(11)
Other	(12)	2	6
Total other (income) and deductions	122	136	143
Income before income taxes	233	308	310
Income tax benefit	(129)	(58)	(50)
Net income	$362	$366	$360
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29	$53
Accounts receivable, less allowance for expected credit losses	192	242
Production fuel, at weighted average cost	30	27
Gas stored underground, at weighted average cost	25	35
Materials and supplies, at weighted average cost	113	122
Regulatory assets	77	93
Other	43	51
Total current assets	509	623
Property, plant and equipment, net	9,336	8,298
Other assets:
Regulatory assets	1,509	1,484
Deferred charges and other	53	84
Total other assets	1,562	1,568
Total assets	$11,407	$10,489

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$300	$500
Commercial paper	50	—
Accounts payable	263	262
Accounts payable to associated companies	47	51
Accrued taxes	77	50
Accrued interest	48	40
Regulatory liabilities	54	72
Other	89	50
Total current liabilities	928	1,025
Long-term debt, net (excluding current portion)	3,790	3,445
Other liabilities:
Deferred tax liabilities	1,179	1,091
Regulatory liabilities	492	572
Pension and other benefit obligations	46	51
Other	511	331
Total other liabilities	2,228	2,045
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,212	2,887
Retained earnings	1,216	1,054
Total Interstate Power and Light Company common equity	4,461	3,974
Total liabilities and equity	$11,407	$10,489

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$362	$366	$360
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	404	388	381
Deferred tax expense (benefit) and tax credits	(91)	8	(13)
Asset valuation charge for IPL’s Lansing Generating Station	60	—	—
Other	(12)	(10)	(8)
Other changes in assets and liabilities:
Accounts receivable	(544)	(437)	(611)
Regulatory assets	(2)	58	56
Derivative assets	6	84	(54)
Accounts payable	31	(68)	65
Regulatory liabilities	(61)	(92)	53
Deferred income taxes (a)	178	36	(24)
Pension and other benefit obligations	(5)	(11)	(65)
Other	31	(61)	(57)
Net cash flows from operating activities	357	261	83
Cash flows from (used for) investing activities:
Construction and acquisition expenditures	(1,224)	(712)	(372)
Cash receipts on sold receivables	593	453	598
Other	(53)	(67)	(11)
Net cash flows from (used for) investing activities	(684)	(326)	215
Cash flows from (used for) financing activities:
Common stock dividends	(200)	(280)	(321)
Capital contributions from parent	325	80	—
Proceeds from issuance of long-term debt	643	296	—
Payments to retire long-term debt	(500)	—	—
Net change in commercial paper	50	—	—
Other	(15)	7	4
Net cash flows from (used for) financing activities	303	103	(317)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24)	38	(19)
Cash, cash equivalents and restricted cash at beginning of period	53	15	34
Cash, cash equivalents and restricted cash at end of period	$29	$53	$15
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($169)	($150)	($148)
Income taxes, net (a)	$175	$117	$36
Significant non-cash investing and financing activities:
Accrued capital expenditures	$128	$140	$56
Beneficial interest obtained in exchange for securitized accounts receivable	$163	$216	$185

(a) 2024 and 2023 includes $117 million and $76 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2022:
Beginning balance	$33	$2,807	$929	$3,769
Net income			360	360
Common stock dividends			(321)	(321)
Ending balance	33	2,807	968	3,808
2023:
Net income			366	366
Common stock dividends			(280)	(280)
Capital contributions from parent		80		80
Ending balance	33	2,887	1,054	3,974
2024:
Net income			362	362
Common stock dividends			(200)	(200)
Capital contributions from parent		325		325
Ending balance	$33	$3,212	$1,216	$4,461

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s rates are subject to regulatory rate-setting processes and periodic earnings oversight. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Regulatory assets generally represent incurred costs that have been deferred and are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the costs have not yet been incurred. The Company’s regulatory assets and regulatory liabilities are recognized in accordance with the rulings of the regulatory agencies. A change in these rulings may result in a material impact on results of operations and the amount of certain assets and liabilities in the financial statements. Future regulatory rulings may impact the carrying value and accounting treatment of certain regulatory assets and regulatory liabilities.

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

•We read relevant regulatory orders, interpretations, filings made by the Company or its stakeholders, and other publicly available information issued by the regulatory agencies that pertain to the Company. We evaluated the external information and assessed whether there are matters in such information that would be contradictory to management’s assertion of probability of recovery of certain regulatory assets or refund of regulatory liabilities, or impact other recorded balances.

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
February 21, 2025

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Electric utility	$1,625	$1,584	$1,562
Gas utility	215	240	291
Other	5	3	3
Total revenues	1,845	1,827	1,856
Operating expenses:
Electric production fuel and purchased power	359	455	447
Electric transmission service	196	163	166
Cost of gas sold	101	134	183
Other operation and maintenance	279	271	278
Depreciation and amortization	357	280	283
Taxes other than income taxes	56	52	47
Total operating expenses	1,348	1,355	1,404
Operating income	497	472	452
Other (income) and deductions:
Interest expense	165	149	121
Allowance for funds used during construction	(32)	(79)	(49)
Other	8	(3)	(1)
Total other (income) and deductions	141	67	71
Income before income taxes	356	405	381
Income taxes	11	60	66
Net income	$345	$345	$315

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51	$7
Accounts receivable, less allowance for expected credit losses	220	219
Production fuel, at weighted average cost	24	35
Gas stored underground, at weighted average cost	30	44
Materials and supplies, at weighted average cost	69	77
Regulatory assets	133	139
Prepaid gross receipts tax	51	49
Other	57	43
Total current assets	635	613
Property, plant and equipment, net	8,861	8,415
Other assets:
Regulatory assets	555	545
Deferred charges and other	55	61
Total other assets	610	606
Total assets	$10,106	$9,634

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$183	$318
Accounts payable	209	293
Accrued interest	44	40
Regulatory liabilities	15	35
Other	94	89
Total current liabilities	545	775
Long-term debt, net	3,370	3,070
Other liabilities:
Deferred tax liabilities	865	827
Regulatory liabilities	467	451
Pension and other benefit obligations	102	121
Other	656	493
Total other liabilities	2,090	1,892
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,478
Retained earnings	1,502	1,353
Total Wisconsin Power and Light Company common equity	4,101	3,897
Total liabilities and equity	$10,106	$9,634

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$345	$345	$315
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	357	280	283
Equity component of allowance for funds used during construction	(23)	(59)	(36)
Other	(28)	12	25
Other changes in assets and liabilities:
Regulatory assets	72	(34)	(163)
Derivative assets	7	65	(7)
Accounts payable	50	(57)	22
Regulatory liabilities	(41)	(57)	(31)
Deferred income taxes (a)	84	50	32
Other	(62)	33	(141)
Net cash flows from operating activities	761	578	299
Cash flows used for investing activities:
Construction and acquisition expenditures	(828)	(1,019)	(1,020)
Proceeds from sales of partial ownership interests in West Riverside	123	120	—
Other	(19)	(47)	(13)
Net cash flows used for investing activities	(724)	(946)	(1,033)
Cash flows from financing activities:
Common stock dividends	(196)	(184)	(176)
Capital contributions from parent	55	245	530
Proceeds from issuance of long-term debt	297	297	588
Payments to retire long-term debt	—	—	(250)
Net change in commercial paper	(135)	28	54
Other	(14)	(16)	(9)
Net cash flows from financing activities	7	370	737
Net increase in cash, cash equivalents and restricted cash	44	2	3
Cash, cash equivalents and restricted cash at beginning of period	7	5	2
Cash, cash equivalents and restricted cash at end of period	$51	$7	$5
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($163)	($146)	($111)
Income taxes, net (a)	$14	($50)	($56)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$87	$217	$319

(a) 2024 and 2023 includes $99 million and $22 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2022:
Beginning balance	$66	$1,704	$1,053	$2,823
Net income			315	315
Common stock dividends			(176)	(176)
Capital contributions from parent		530		530
Other		(1)		(1)
Ending balance	66	2,233	1,192	3,491
2023:
Net income			345	345
Common stock dividends			(184)	(184)
Capital contributions from parent		245		245
Ending balance	66	2,478	1,353	3,897
2024:
Net income			345	345
Common stock dividends			(196)	(196)
Capital contributions from parent		55		55
Ending balance	$66	$2,533	$1,502	$4,101
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

AEF is comprised of Travero, ATI, corporate venture investments, a non-utility wind farm, the Sheboygan Falls Energy Facility and other non-utility holdings. Travero includes a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; freight brokerage services; wind turbine blade recycling services; and a rail-served warehouse in Iowa. ATI, a wholly-owned subsidiary of AEF, holds all of Alliant Energy’s interest in ATC Holdings. Corporate venture investments includes various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help identify and research innovative technologies and business models within the emerging energy economy. The non-utility wind farm includes a 50% cash equity ownership interest in a 225 MW wind farm located in Oklahoma. The Sheboygan Falls Energy Facility is a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is currently leased to WPL through 2044.

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

The Inflation Reduction Act of 2022 provides the ability to transfer renewable tax credits to other corporate taxpayers. In 2023 and 2024, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. Alliant Energy, IPL and WPL have elected to record transfers of renewable tax credits as part of income taxes, and cash received from the transfer of renewable tax credits is recorded in cash flows from operating activities. For renewable tax credits subject to future transfer, a valuation allowance is recorded for the difference between the tax value of the credits and the expected sales price. Renewable tax credits and any related valuation allowances are derecognized when control of the tax credits is transferred to other corporate taxpayers. Beginning October 1, 2024, IPL’s renewable energy rider was discontinued, and production tax credits, excluding production tax credits from the refurbishment of existing wind farms, are credited to IPL’s retail electric customers through its fuel-related cost recovery mechanism. Investment tax credits resulting from IPL’s renewable generation and energy storage projects that are not yet included in base rates may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold; any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any revenue deficiency in future years. At WPL, pursuant to escrow treatment approved by the PSCW, the difference between actual solar and energy storage tax credits and the amount of renewable tax credits collected from customers as electric revenues is recognized in “Income taxes” in Alliant Energy’s and WPL’s income statements. An offsetting amount is recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until reflected in future billings to customers. Refer to Notes 11 and 16(d) for further discussion of the transfer of renewable tax credits to other corporate taxpayers, including related valuation allowances and indemnification requirements, respectively.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2024, Alliant Energy’s, IPL’s and WPL’s cash and cash equivalents included $52 million, $9 million, and $43 million, respectively, of money market fund investments, with weighted average interest rates of 4%. At December 31, 2024 and 2023, Alliant Energy’s restricted cash was not material.

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

	IPL			WPL
	2024	2023	2022	2024	2023	2022
Electric - generation	3.3%	3.3%	3.4%	3.4%	3.0%	3.4%
Electric - distribution	2.8%	2.8%	2.8%	2.7%	2.7%	2.5%
Electric - other	5.2%	5.6%	5.7%	6.1%	6.3%	6.8%
Gas	3.3%	3.3%	3.3%	2.5%	2.5%	2.4%
Other	4.6%	6.2%	6.1%	4.4%	4.6%	4.9%

In October 2024, the IUC issued an order approving the implementation of updated depreciation rates for IPL effective October 1, 2024. IPL estimates the new average rates of depreciation for its electric generation and electric distribution properties will be approximately 3.8% and 3.0%, respectively, during 2025.

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

	2024	2023	2022
IPL	7.0%	7.0%	7.0%
WPL (retail jurisdiction)	7.4%	7.4%	7.0%
WPL (wholesale jurisdiction)	7.1%	7.1%	6.2%

In accordance with their respective regulatory commission decisions, IPL applies its AFUDC rates to 100% of applicable CWIP balances, and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances and the remaining 50% of applicable CWIP balances earns a return on such balances as part of its rate base. WPL may be authorized to apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its then most recent rate order.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2024, the related amounts accrued for IPL and WPL were not material.

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

Renewable Energy Rider - IPL utilized a renewable energy rider prior to its discontinuation on October 1, 2024, effective with the IUC’s order for IPL’s retail electric rate review for the October 2024 through September 2025 Test Period. Prior to October 1, 2024, IPL recovered a return of, as well as earned a return on, its wind generation placed in service in 2019 and 2020 from its retail electric customers through the renewable energy rider. Other applicable costs and tax benefits associated with this wind generation, excluding operation and maintenance expenses, were also included in the rider. This cost recovery mechanism provided for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs and tax benefits. Changes in the under-/over-collection of these costs were recognized in “Electric utility revenue” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs for IPL are recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. Refer to Note 1(c) for further discussion of the treatment of IPL’s renewable tax credits for rate-making purposes.

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

NOTE 1(j) Asset Retirement Obligations - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. When an ARO is recorded as a liability, an equivalent amount is added to the asset cost. The fair value of AROs at inception is determined using discounted cash flows analyses. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the balance sheets. Revisions in estimated cash flows for IPL’s and WPL’s regulated operations are recorded as an increase or decrease to the ARO liability, with an offset to the asset cost, unless the asset is already retired and then the offset is recorded to regulatory assets or regulatory liabilities on the balance sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expenses in Alliant Energy’s and IPL’s income statements over the same time period the ARO expenditures are recovered from IPL’s customers. WPL’s regulatory assets related to AROs are recovered as a component of depreciation rates pursuant to PSCW and FERC orders. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the balance sheets. Refer to Note 13 for details of an ARO charge for steam assets at IPL in 2024.

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

NOTE 1(n) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease, if known, is used to determine the present value of the lease payments. If the rate implicit in the lease is not known, the incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and amortization, and interest expenses. Finance lease assets related to leased land for solar generation are accounted for as operating leases for rate-making purposes. All other finance lease assets are depreciated on a straight-line basis over the shorter of the useful life of the underlying asset or the lease term.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2024 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Tax-related	$989	$934	$870	$831	$119	$103
AROs	401	194	281	160	120	34
Pension and OPEB costs	315	347	157	171	158	176
Assets retired early	180	273	168	259	12	14
Commodity cost recovery	68	120	2	12	66	108
Derivatives	60	102	15	34	45	68
Non-service pension and OPEB costs	51	46	19	18	32	28
WPL’s Western Wisconsin gas distribution expansion investments	42	44	—	—	42	44
IPL’s DAEC PPA amendment	18	42	18	42	—	—
Other	150	159	56	50	94	109
	$2,274	$2,261	$1,586	$1,577	$688	$684

At December 31, 2024, IPL and WPL had $199 million and $23 million, respectively, of regulatory assets that were not earning a return on investment. IPL’s regulatory assets that were not earning a return consisted primarily of the retired Lansing Generating Station, retired analog electric meters, emission allowances and costs for certain construction projects. WPL’s regulatory assets that were not earning a return consisted primarily of costs for certain construction projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences for IPL include the impacts of qualifying deductions for repairs expenditures, allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current income tax expense during the latter part of an asset’s useful life. Conversely, cost of removal obligations contribute to higher current income tax expense during the first part of an asset’s useful life and lower current income tax expense during the latter part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. Refer to Note 11 for discussion of Iowa Tax Reform, which resulted in a decrease in Alliant Energy’s and IPL’s tax-related regulatory assets in 2024.

AROs - Alliant Energy, IPL and WPL believe it is probable that certain differences between expenses accrued for AROs related to their utility operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. Refer to Note 13 for discussion of the recognition of additional ARO regulatory assets in 2024, substantially resulting from the enactment of the revised CCR Rule.

Pension and other postretirement benefits costs - The IUC, PSCW and FERC have authorized IPL and WPL to record the previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of accumulated other comprehensive loss on the balance sheets, as these amounts are expected to be recovered in future rates. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs. Regulatory assets are also increased or decreased as a result of the annual defined benefit plan measurement process. Pension and OPEB costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s retail and wholesale customers, which are based upon pension and OPEB costs determined in accordance with GAAP and are calculated in accordance with IPL’s and WPL’s respective regulatory jurisdictions.

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

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2024	Recovery	Regulatory Approval
IPL	Lansing	2023	$131	Return of (IUC and FERC) and return on (FERC) remaining net book value through 2037 (a)	IUC and FERC (b)
IPL	Analog electric meters	2019	15	Return of remaining net book value through 2028	IUC and FERC
IPL	Sutherland Units 1 and 3	2017	15	Return of and return on remaining net book value through 2027 (a)	IUC and FERC
IPL	M.L. Kapp Unit 2	2018	7	Return of and return on remaining net book value through 2029 (a)	IUC and FERC
WPL	Edgewater Unit 4	2018	12	Return of and return on remaining net book value through 2028	PSCW and FERC

(a)The remaining regulatory asset balances include differences between expected and actual cost of removal obligations.
(b)IPL was previously allowed a full recovery of and a full return on the Lansing Generation Station from both its retail and wholesale customers. The IUC’s September 2024 order for IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period includes a return of the remaining net book value of Lansing, but does not include a return on the remaining net book value of Lansing, effective October 1, 2024. As a result, the return on the remaining net book value is no longer recoverable from IPL’s retail electric customers, and a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements in 2024, with a corresponding decrease in Alliant Energy’s and IPL’s assets retired early regulatory assets.

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms. The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $117 million deferral as of December 31, 2022, which WPL is collecting from October 2023 through December 2025 from its retail electric customers, plus interest ($12 million and $50 million was collected in 2023 and 2024, respectively). In 2023, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $34 million regulatory liability as of December 31, 2023, which was refunded in 2024 to its retail electric customers, plus interest.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized, and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 14 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during 2024, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Non-service pension and OPEB costs - Non-service pension and OPEB costs are recorded to regulatory assets to reflect the impacts of rate-making, and are recovered from IPL’s and WPL’s electric and gas customers through depreciation expense based on the depreciation rates for plant in-service.

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

IPL’s DAEC PPA Amendment - In 2020, IPL made a buyout payment of $110 million in exchange for shortening the term of its DAEC PPA by 5 years. The buyout payment, including a return on, is being recovered from IPL’s retail and wholesale customers from 2021 through 2025, and is currently being amortized to “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s income statements.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Tax-related	$582	$566	$286	$299	$296	$267
Cost of removal obligations	347	366	205	242	142	124
Derivatives	53	65	29	34	24	31
Commodity cost recovery	17	48	12	13	5	35
Other	29	85	14	56	15	29
	$1,028	$1,130	$546	$644	$482	$486

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities is not used to adjust revenue requirement calculations.

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by the Tax Cuts and Jobs Act. The majority of these benefits related to accelerated depreciation are subject to tax normalization rules. These rules limit the rate at which these tax benefits are allowed to be passed on to customers. The increase in Alliant Energy’s and WPL’s tax-related regulatory liabilities was primarily due to tax benefits resulting from WPL electing investment tax credit treatment for its Cassville solar facility in 2024. A majority of these benefits will be addressed in a future regulatory proceeding, with a portion of the benefits passed on to WPL’s electric customers in 2024 and 2025.

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

Rate Reviews -
WPL’s Retail Electric and Gas Rate Reviews (2024/2025 Forward-looking Test Period) - In December 2023, the PSCW issued an order authorizing annual base rate increases of $49 million and $13 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2024, for the 2024 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $60 million increase in annual rates for its retail electric customers, effective January 1, 2025, for the 2025 forward-looking Test Period. The key drivers for the annual base rate increases include revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation and energy storage. In addition, the PSCW’s order extended, with certain modifications, an earnings sharing mechanism through the end of 2025. The PSCW also authorized WPL to defer the incremental under-/over-collection of solar and energy storage renewable tax credits that are outside of the approved amounts, which are included in the tax-related lines of the regulatory assets and regulatory liabilities tables above. Refer to Note 3 for discussion of PSCW orders approving deferral of, and the deferral of a return on, incremental solar generation construction costs in 2024 and 2025.

WPL’s Retail Fuel-related Rate Filing (2021 Forward-looking Test Period) - In 2023, WPL collected $37 million, plus interest, from its retail electric customers related to actual fuel-related costs for 2021 that were higher than fuel-related costs used to determine rates for such period.

IPL’s Retail Electric and Gas Rate Reviews (October 2024 through September 2025 Forward-looking Test Period) - In September 2024, the IUC issued an order authorizing annual base rate increases of $185 million for IPL’s retail electric customers, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, and $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024. The IUC’s order also reflects the following:
•Electric earnings sharing mechanism beginning in calendar year 2025, where IPL would apply excess earnings to the remaining net book value of IPL’s highest earning asset with advance ratemaking principles (currently the Emery Generation Station) based on its authorized return on common equity;
•Investment tax credits resulting from renewable generation and energy storage projects may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold; any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any revenue deficiency in future years; and
•Discontinuation of the renewable energy rider.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Utility:
Electric plant:
Generation in service (a)(b)	$11,156	$9,180	$5,924	$5,025	$5,232	$4,155
Distribution in service	7,811	7,314	4,344	4,091	3,467	3,223
Other in service	595	567	385	356	210	211
Anticipated to be retired early (c)	784	1,629	—	—	784	1,629
Total electric plant	20,346	18,690	10,653	9,472	9,693	9,218
Gas plant in service	1,863	1,791	981	951	882	840
Other plant in service (d)	734	653	456	411	278	242
Accumulated depreciation (c)	(6,229)	(5,924)	(3,360)	(3,180)	(2,869)	(2,744)
Net plant	16,714	15,210	8,730	7,654	7,984	7,556
Leased Sheboygan Falls Energy Facility, net (e)	—	—	—	—	74	79
Leased land for solar generation, net	189	172	53	33	136	139
Construction work in progress	1,215	1,245	548	605	667	640
Other, net	5	7	5	6	—	1
Total utility	18,123	16,634	9,336	8,298	8,861	8,415
Non-utility and other:
Non-utility Generation, net (f)	103	68	—	—	—	—
Corporate Services and other, net (g)	475	455	—	—	—	—
Total non-utility and other	578	523	—	—	—	—
Total property, plant and equipment	$18,701	$17,157	$9,336	$8,298	$8,861	$8,415

(a)Alliant Energy and WPL currently expect construction costs associated with WPL’s approximately 1,100 MW of new solar generation will exceed the construction cost estimates previously approved by the PSCW by approximately $205 million. In 2024, the PSCW issued orders approving deferral of, and the deferral of a return on, the incremental solar generation construction costs in 2024 and 2025. Alliant Energy and WPL concluded that there was not a probable disallowance of the higher rate base amounts as of December 31, 2024 given construction costs were reasonably and prudently incurred.
(b)In September 2024, the IUC approved IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period, which allows IPL to recover construction costs associated with its 400 MW of new solar generation, including AFUDC and transmission upgrade costs among other costs, above the original cost target of $1,650/kilowatt up to $1,837.5/kilowatt. The costs up to the original cost target of $1,650/kilowatt will earn a return on common equity of 10.25%. The costs between $1,650/kilowatt and $1,837.5/kilowatt will earn a return on common equity that is the same as other assets without advance rate-making principles, without having to establish that such costs were reasonably and prudently incurred. Alliant Energy and IPL currently do not expect these construction costs will exceed $1,837.5/kilowatt.
(c)WPL previously received approval from MISO to retire the coal-fired Columbia Units 1 and 2, and Edgewater Unit 5. WPL currently plans to cease coal operations at Columbia Units 1 and 2 by the end of 2029, as well as evaluate the conversion of Columbia Unit 1 and/or Unit 2 to natural gas. Alliant Energy and WPL concluded that Columbia Units 1 and 2 met the criteria to be considered probable of abandonment as of December 31, 2024. As of December 31, 2024 and 2023, the net book value of Columbia Units 1 and 2 in aggregate was $413 million and $428 million, respectively. As of December 31, 2023, WPL anticipated retiring Edgewater Unit 5 by June 1, 2025, and Alliant Energy and WPL concluded that Edgewater Unit 5 met the criteria to be considered probable of abandonment. In May 2024, WPL announced updated plans to convert Edgewater Unit 5 to natural gas by 2028, subject to regulatory approvals. As a result, as of December 31, 2024, Alliant Energy and WPL concluded that Edgewater Unit 5 no longer meets the criteria to be considered probable of abandonment. WPL is currently allowed a full recovery of and a full return on these EGUs from both its retail and wholesale customers, and as a result, as of December 31, 2024, Alliant Energy and WPL concluded that no disallowance was probable.
(d)Includes IPL’s steam service assets, which are fully depreciated as of December 31, 2024. IPL’s steam customers are each under contract through 2025 for taking minimum quantities of annual steam usage, with certain conditions.
(e)Less accumulated amortization of $116 million and $112 million for WPL as of December 31, 2024 and 2023, respectively. Refer to Note 9 for discussion of WPL’s renewal of this lease in 2024. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(f)Less accumulated depreciation of $78 million and $75 million for Alliant Energy as of December 31, 2024 and 2023, respectively.
(g)Less accumulated depreciation of $289 million and $275 million for Alliant Energy as of December 31, 2024 and 2023, respectively.

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

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Equity	$54	$74	$44	$31	$15	$8	$23	$59	$36
Debt	21	26	16	12	6	3	9	20	13
	$75	$100	$60	$43	$21	$11	$32	$79	$49

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed in service in 2005 and is depreciated using the straight-line method over a 35-year period.

Corporate Services and Other - Property, plant and equipment related to Corporate Services include computer software, and the corporate headquarters building located in Madison, Wisconsin. The majority of the software is amortized over a 5-year period. Other property, plant and equipment include Travero assets (a short-line rail freight service in Iowa; a Mississippi River barge, rail and truck freight terminal in Illinois; wind turbine blade recycling services; and a rail-served warehouse in Iowa). All Corporate Services and Other property, plant and equipment are depreciated using the straight-line method over periods ranging from 5 to 30 years.

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2024 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$648	$277	$7
George Neal Unit 4	25.7%	197	110	7
George Neal Unit 3	28.0%	181	89	20
Louisa Unit 1	4.0%	43	23	—
		1,069	499	34
WPL
Columbia Units 1-2 and Energy Storage System	53.5%	859	378	6
West Riverside Energy Center and Solar Facility (a)	56.6%	449	59	5
Forward Wind Energy Center	42.6%	119	56	—
		1,427	493	11
Alliant Energy		$2,496	$992	$45

(a)In 2023 and 2024, WEC Energy Group, Inc. and Madison Gas and Electric Company acquired partial ownership interests in West Riverside. The related proceeds are included in “Proceeds from sales of partial ownership interests in West Riverside” in investing activities in Alliant Energy’s and WPL’s cash flows statements in 2023 and 2024.

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Customer	$113	$121	$—	$—	$98	$110
Unbilled utility revenues	101	93	—	—	101	93
Deferred proceeds	163	216	163	216	—	—
Other	58	53	29	26	29	24
Allowance for expected credit losses	(8)	(8)	—	—	(8)	(8)
	$427	$475	$192	$242	$220	$219

In 2024, gross write-offs for accounts receivable were as follows (in millions):

	Originated in 2023	Originated in 2024
Alliant Energy	$12	$14
IPL	8	9
WPL	4	5

NOTE 5(b) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2024, IPL amended and extended through March 2026 the purchase commitment from the third party to which it sells its receivables. IPL pays a monthly fee to the third party that varies based on interest rates, limits on cash proceeds and cash amounts received from the third party. Deferred proceeds represent IPL’s interest in the receivables sold to the third party. At IPL’s request, deferred proceeds are paid to IPL from collections of receivables, after paying any required expenses incurred by the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. The Receivables Agreement can be terminated by the third party if arrears or write-offs exceed certain levels. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. IPL believes that the allowance for expected credit losses related to its sales of receivables is a reasonable approximation of credit risk of the customers that generated the receivables. Refer to Note 15 for discussion of the fair value of deferred proceeds.

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. The limit on cash proceeds fluctuates between $5 million and $110 million, which IPL may change periodically throughout the year. As of December 31, 2024, the limit on cash proceeds was $110 million and IPL had $40 million of available capacity under its sales of accounts receivable program. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2024	2023	2022	2024	2023	2022
Outstanding aggregate cash proceeds	$110	$110	$80	$31	$51	$14

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2024	2023
Customer accounts receivable	$137	$130
Unbilled utility revenues	108	98
Other receivables	—	1
Receivables sold to third party	245	229
Less: cash proceeds	70	1
Deferred proceeds	175	228
Less: allowance for expected credit losses	12	12
Fair value of deferred proceeds	$163	$216
Outstanding receivables past due	$21	$22

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2024	2023	2022
Collections	$2,090	$2,233	$2,302
Write-offs, net of recoveries	12	12	9

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2024	2024	2023	2024	2023	2022
ATC Holdings	16%, 20%	$415	$386	($57)	($49)	($41)
Non-utility wind farm in Oklahoma	50%	107	104	(6)	(7)	(5)
Corporate venture investments	Various	78	74	3	(2)	(3)
Other	Various	23	21	(1)	(3)	(2)
		$623	$585	($61)	($61)	($51)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2024	2023	2022
Revenues	$1,005	$898	$813
Operating income	433	384	350
Net income	434	370	675
As of December 31:
Current assets	223	221
Non-current assets	9,930	9,032
Current liabilities	524	528
Non-current liabilities	3,933	3,584
Noncontrolling interest	221	259

ATC Holdings - As of December 31, 2024, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds Duke-American Transmission Company, LLC, a joint venture between Duke Energy Corporation and ATC, that owns electric transmission infrastructure in North America. Refer to Note 16(g) for discussion of a reduction in earnings recorded in 2022 related to a court decision, and subsequent FERC order, which reduced the base return on equity authorized for MISO transmission owners, including ATC.

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

Corporate Venture Investments - Alliant Energy has various minority ownership interests in regional and national venture funds, including a global coalition of energy companies working together to help identify and research innovative technologies and business models within the emerging energy economy.

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2024	2023	2022
Shares outstanding, January 1	256,096,848	251,134,966	250,474,529
At-the-market offering program	—	4,372,561	—
Shareowner Direct Plan	439,107	454,987	437,669
Equity-based compensation plans	154,267	134,334	222,768
Shares outstanding, December 31	256,690,222	256,096,848	251,134,966

At December 31, 2024, Alliant Energy had a total of 12 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

At-the-Market Offering Program - In December 2022, Alliant Energy filed a prospectus supplement to sell up to $225 million of its common stock through an at-the-market offering program. In 2023, Alliant Energy issued 4,372,561 shares of common stock through this program and received cash proceeds of $223 million, net of $2 million in commissions and fees. The proceeds from the issuances of common stock were used for general corporate purposes. This at-the-market offering program has expired.

Shareowner Direct Plan - Alliant Energy satisfies its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

NOTE 8. DEBT
NOTE 8(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2024, the short-term borrowing capacity under a single credit facility agreement, which expires in December 2029, totaled $1.3 billion ($600 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $1 billion, $400 million and $500 million, respectively, within the $1.3 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2024	2023	2024	2023	2024	2023
Amount outstanding	$558	$475	$50	$—	$183	$318
Weighted average interest rates	4.5%	5.5%	4.6%	N/A	4.5%	5.4%
Available credit facility capacity	$742	$525	$250	$150	$217	$82

	Alliant Energy		IPL		WPL
For the year ended	2024	2023	2024	2023	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$632	$793	$80	$70	$390	$349
Average amount outstanding (based on daily outstanding balances)	$327	$386	$1	$2	$70	$157
Weighted average interest rates	5.3%	5.2%	5.1%	5.3%	5.4%	5.1%

NOTE 8(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2024			2023
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
3.4%, due 2025	$250	$250	$—	$250	$250	$—
5.5%, due 2025	50	50	—	50	50	—
4.1%, due 2028	500	500	—	500	500	—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030	400	400	—	400	400	—
5.7%, due 2033	300	300	—	300	300	—
6.45%, due 2033	100	100	—	100	100	—
4.95%, due 2034 (b)	350	350	—	—	—	—
6.3%, due 2034	125	125	—	125	125	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.1%, due 2051	300	300	—	300	300	—
5.45%, due 2054 (b)	300	300	—	—	—	—
3.25% (Retired in 2024)	—	—	—	500	500	—
	4,125	4,125	—	3,975	3,975	—
Debentures (a):
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
1.95%, due 2031	300	—	300	300	—	300
3.95%, due 2032	600	—	600	600	—	600
4.95% due 2033	300	—	300	300	—	300
5.375%, due 2034 (c)	300	—	300	—	—	—
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050	350	—	350	350	—	350
	3,400	—	3,400	3,100	—	3,100
Other:
AEF term loan credit agreement through March 2025, 6% at December 31, 2024 (with Alliant Energy as guarantor) (d)	300	—	—	—	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)	200	—	—	200	—	—
Alliant Energy 3.875% convertible senior notes, due 2026 (e)	575	—	—	575	—	—
AEF 5.4% senior notes, due 2027 (with Alliant Energy as guarantor) (a)(f)	375	—	—	—	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 5.95% senior notes, due 2029 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 3.6% senior notes, due 2032 (with Alliant Energy as guarantor) (a)	350	—	—	350	—	—
AEF term loan credit agreement, 6% at December 31, 2023 (with Alliant Energy as guarantor) (Retired in 2024) (d)	—	—	—	300	—	—
Sheboygan Power, LLC 5.06% senior secured notes (secured by the Sheboygan Falls Energy Facility and related assets) (Retired in 2024)	—	—	—	9	—	—
	2,400	—	—	2,034	—	—
Subtotal	9,925	4,125	3,400	9,109	3,975	3,100
Current maturities	(1,171)	(300)	—	(809)	(500)	—
Unamortized debt issuance costs	(55)	(25)	(20)	(54)	(21)	(19)
Unamortized debt (discount) and premium, net	(22)	(10)	(10)	(21)	(9)	(11)
Long-term debt, net (g)	$8,677	$3,790	$3,370	$8,225	$3,445	$3,070

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.

(b)In September 2024, IPL issued $350 million of 4.95% senior debentures due 2034 and $300 million of 5.45% senior debentures due 2054. A portion of the net proceeds was used for the retirement of IPL’s $500 million 3.25% senior debentures, and the remainder of the net proceeds was used for general corporate purposes.
(c)In March 2024, WPL issued $300 million of 5.375% debentures due 2034. The debentures were issued as green bonds, and an amount equal to or in excess of the net proceeds was disbursed for the development and acquisition of WPL’s solar EGUs.
(d)In March 2024, AEF entered into a $300 million variable rate term loan credit agreement, which amended and restated the term loan credit agreement that expired in March 2024, and retired the $300 million variable rate term loan set forth therein. AEF’s restated agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. Refer to Note 14 for information on AEF’s related interest rate swap.
(e)Refer to “Convertible Senior Notes” below for additional information.
(f)In June 2024, AEF issued $375 million of 5.4% senior notes due 2027. The net proceeds were used to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.
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

As of December 31, 2024, the conditions allowing holders of the Notes to convert their Notes were not met. As of December 31, 2024 and 2023, the Notes were classified on Alliant Energy’s balance sheets as “Current maturities of long-term debt” and “Long-term debt, net,” respectively. As of December 31, 2024 and 2023, the net carrying amount of the Notes was $571 million and $568 million, with unamortized debt issuance costs of $4 million and $7 million, and the estimated fair value (Level 2) of the Notes was $591 million and $572 million. As of December 31, 2024, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2024, long-term debt maturities for 2025 through 2029 were as follows (in millions):

	2025	2026	2027	2028	2029
IPL	$300	$—	$—	$500	$300
WPL	—	—	300	—	350
AEF	300	200	375	300	300
Alliant Energy parent company	—	575	—	—	—
Alliant Energy	$600	$775	$675	$800	$950

Fair Value of Long-term Debt - Refer to Note 15 for information on the fair value of long-term debt outstanding.

NOTE 9. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2024			December 31, 2023
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$22	$12	$9	$23	$13	$9
Other current liabilities	$2	$1	$1	$2	$1	$1
Other liabilities	20	11	8	21	12	8
Total operating lease liabilities	$22	$12	$9	$23	$13	$9
Weighted average remaining lease term	11 years	11 years	12 years	12 years	12 years	12 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In 2024, WPL renewed this financing lease through 2044. There are no lease renewal periods remaining. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s amounts below.

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

Finance lease details are as follows (dollars in millions):

	December 31, 2024			December 31, 2023
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net:
Sheboygan Falls Energy Facility	N/A	N/A	$74	N/A	N/A	$79
Leased land for solar generation	$189	$53	136	$172	$33	139
	$189	$53	$210	$172	$33	$218
Other current liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	$7	N/A	N/A	$11
Leased land for solar generation	$—	$—	—	$—	$—	—
	—	—	7	—	—	11
Other liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	71	N/A	N/A	78
Leased land for solar generation	189	53	136	172	33	139
	189	53	207	172	33	217
Total finance lease liabilities	$189	$53	$214	$172	$33	$228
Weighted average remaining lease term	31 years	28 years	28 years	33 years	29 years	27 years
Weighted average discount rate	5%	5%	5%	5%	5%	5%

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Depreciation and amortization expenses	$—	$1	$—	$—	$—	$—	$4	$6	$6
Interest expense	8	6	3	2	1	—	10	8	7
Total finance lease expense	$8	$7	$3	$2	$1	$—	$14	$14	$13

Finance lease liabilities arising from obtaining leased assets, which represent non-cash financing activities, were as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Finance lease liabilities arising from obtaining leased assets	$20	$34	$20	$33	$—	$71

Expected Maturities - As of December 31, 2024, expected maturities of lease liabilities were as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$3	$3	$3	$3	$2	$14	$28	$6	$22
IPL	2	2	1	1	1	8	15	3	12
WPL	1	1	1	1	1	7	12	3	9
Finance Leases:
Alliant Energy	9	9	9	10	10	337	384	195	189
IPL	3	3	3	3	3	92	107	54	53
WPL	17	13	13	13	13	324	393	179	214

NOTE 10. REVENUES
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

IPL’s and WPL’s retail electric and gas revenues include sales to residential, commercial and industrial customers. IPL’s and WPL’s retail electric and gas customer prices are based on IPL’s and WPL’s cost of service and are determined through general rate review proceedings and various tariff filings with the IUC and PSCW, respectively. Such tariff-based services provide electricity or gas to customers without a defined contractual term.

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

Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Electric Utility:
Retail - residential	$1,236	$1,220	$1,233	$640	$641	$673	$596	$579	$560
Retail - commercial	821	820	821	525	519	536	296	301	285
Retail - industrial	952	968	965	497	501	538	455	467	427
Wholesale	200	213	233	61	62	64	139	151	169
Bulk power and other	163	124	169	24	38	48	139	86	121
Total Electric Utility	3,372	3,345	3,421	1,747	1,761	1,859	1,625	1,584	1,562
Gas Utility:
Retail - residential	275	316	371	148	176	202	127	140	169
Retail - commercial	133	163	197	68	86	101	65	77	96
Retail - industrial	11	16	20	7	11	14	4	5	6
Transportation/other	46	45	54	27	27	34	19	18	20
Total Gas Utility	465	540	642	250	300	351	215	240	291
Other Utility:
Steam	40	45	39	40	45	39	—	—	—
Other utility	14	7	10	9	4	7	5	3	3
Total Other Utility	54	52	49	49	49	46	5	3	3
Non-Utility and Other:
Travero and other	90	90	93	—	—	—	—	—	—
Total Non-Utility and Other	90	90	93	—	—	—	—	—	—
Total revenues	$3,981	$4,027	$4,205	$2,046	$2,110	$2,256	$1,845	$1,827	$1,856
NOTE 11. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current tax expense (benefit):
Federal	$13	($3)	$7	($19)	($44)	($29)	$37	$48	$46
State	(10)	(6)	2	(19)	(21)	(8)	23	25	16
Deferred tax expense (benefit):
Federal	60	100	109	38	87	91	24	10	10
State	15	36	28	(17)	17	1	7	3	12
Production tax credits	(177)	(121)	(123)	(108)	(95)	(105)	(69)	(26)	(18)
Investment tax credits	(15)	(1)	(1)	(4)	(1)	—	(11)	—	—
Provision recorded as a change in accrued interest	—	(1)	—	—	(1)	—	—	—	—
	($114)	$4	$22	($129)	($58)	($50)	$11	$60	$66

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes. In 2024, Alliant Energy’s and IPL’s effective income tax rates were impacted by the pre-tax non-cash charge of $60 million for IPL’s Lansing Generation Station discussed in Note 2.

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Statutory federal income tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
State income taxes, net of federal benefits	(1)	2	3	(12)	(2)	(2)	6	5	6
Production tax credits	(31)	(17)	(18)	(46)	(31)	(34)	(20)	(7)	(5)
Investment tax credits	(3)	—	—	(2)	—	—	(3)	—	—
Amortization of excess deferred taxes (Refer to Note 2)	(2)	(2)	(2)	(5)	(2)	(2)	—	(2)	(3)
Effect of rate-making on property-related differences	(5)	(4)	(1)	(10)	(5)	(1)	(1)	(3)	(2)
Other items, net	1	1	—	(1)	—	2	—	1	—
Overall income tax rate	(20%)	1%	3%	(55%)	(19%)	(16%)	3%	15%	17%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Deferred tax liabilities:
Property	$2,596	$2,453	$1,521	$1,415	$999	$972
ATC Holdings	135	127	—	—	—	—
Other	178	213	120	157	66	64
Total deferred tax liabilities	2,909	2,793	1,641	1,572	1,065	1,036
Deferred tax assets:
Federal credit carryforwards	605	649	426	449	166	191
Net operating losses carryforwards - state	20	26	1	1	—	—
Other	98	79	37	32	34	19
Subtotal deferred tax assets	723	754	464	482	200	210
Valuation allowances	(2)	(3)	(2)	(1)	—	(1)
Total deferred tax assets	721	751	462	481	200	209
Total deferred tax liabilities, net	$2,188	$2,042	$1,179	$1,091	$865	$827

Carryforwards - At December 31, 2024, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2044	$338	$7	$1
Federal tax credits	2033-2044	605	426	166

Valuation Allowances - Refer to Note 1(c) for discussion of valuation allowances related to the expected transfer of renewable tax credits to other corporate taxpayers.

Uncertain Tax Positions - At December 31, 2024, 2023 and 2022, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2024, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2021	-	2023
Consolidated Iowa income tax returns (b)	2021	-	2023
Wisconsin combined tax returns (c)	2020	-	2023

(a)The 2021 and 2022 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
(b)The statute of limitations for these Iowa tax returns expires three years from each filing date.
(c)The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

Iowa Tax Reform - Pursuant to Iowa tax reform enacted in 2022, annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year, and reduce such rates if the minimum receipt threshold is met. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%, compared to the 9.8% Iowa corporate income tax rate in effect at the time the Iowa tax reform was enacted. In 2022 and 2023, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 8.4% effective January 1, 2023, and 7.1% effective January 1, 2024, respectively.

Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcements of the new Iowa corporate income tax rates, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured in 2022 and 2023 based upon the new rates effective January 1, 2023 and January 1, 2024, which resulted in a $77 million and $74 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in 2022 and 2023, respectively. In addition, Iowa tax reform made Iowa state income taxes fully deductible for the purpose of determining Iowa state income tax obligations beginning with the 2023 tax year. Alliant Energy reflected the deduction of the additional Iowa state income taxes in its 2023 Iowa state income tax return filed in 2024, which resulted in a $26 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in 2024. The reductions in tax-related regulatory assets are expected to provide cost benefits to IPL’s customers in the future.

Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rates effective January 1, 2023 and January 1, 2024, and the deduction of Iowa state income taxes included in Alliant Energy’s 2023 Iowa state income tax return filed in 2024, which resulted in charges of $8 million, $10 million and $11 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred income tax liabilities on Alliant Energy’s balance sheets in 2022, 2023 and 2024, respectively. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

Assumptions - The weighted-average assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2024			2023			2022			2024	2023	2022
Discount rate for benefit obligations	5.65%			5.36%			5.54%			5.62%	5.40%	5.53%
Discount rate for net periodic cost	5.36%			5.54%			2.91%			5.40%	5.53%	2.81%
Expected rate of return on plan assets	7.73%			7.80%			7.80%			6.22%	6.50%	6.40%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	6.24%			10.75%			9.22%			N/A	N/A	N/A
Rate of compensation increase	3.50%	-	4.50%	3.30%	-	4.50%	3.30%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2024	2023	2022	2024	2023	2022
Discount rate for benefit obligations	5.66%	5.35%	5.55%	5.61%	5.40%	5.53%
Discount rate for net periodic cost	5.35%	5.55%	2.94%	5.40%	5.53%	2.80%
Expected rate of return on plan assets	7.60%	7.80%	7.80%	6.60%	6.90%	6.50%
Rate of compensation increase	3.75%	3.30%	3.30%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2024	2023	2022	2024	2023	2022
Discount rate for benefit obligations	5.66%	5.35%	5.54%	5.61%	5.40%	5.53%
Discount rate for net periodic cost	5.35%	5.54%	2.94%	5.40%	5.53%	2.79%
Expected rate of return on plan assets	7.80%	7.80%	7.80%	5.61%	5.65%	5.49%
Rate of compensation increase	3.50%	3.30%	3.30%	N/A	N/A	N/A

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022
Service cost	$5	$5	$9	$2	$2	$3
Interest cost	45	47	36	8	9	6
Expected return on plan assets (a)	(55)	(53)	(69)	(5)	(5)	(5)
Amortization of prior service credit (b)	(1)	(1)	(1)	—	—	—
Amortization of actuarial loss (c)	24	28	32	—	1	2
Settlement losses (d)	—	—	26	—	—	—
	$18	$26	$33	$5	$7	$6

IPL	Defined Benefit Pension Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022
Service cost	$3	$3	$6	$1	$1	$1
Interest cost	20	21	16	3	3	2
Expected return on plan assets (a)	(26)	(26)	(31)	(4)	(3)	(4)
Amortization of actuarial loss (c)	9	11	13	—	1	1
Settlement losses (d)	—	—	13	—	—	—
	$6	$9	$17	$—	$2	$—

WPL	Defined Benefit Pension Plans			OPEB Plans
	2024	2023	2022	2024	2023	2022
Service cost	$2	$2	$3	$1	$1	$1
Interest cost	20	20	16	3	3	2
Expected return on plan assets (a)	(23)	(22)	(31)	(1)	(1)	(1)
Amortization of actuarial loss (c)	11	13	15	—	1	2
Settlement losses (d)	—	—	13	—	—	—
	$10	$13	$16	$3	$4	$4

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

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2024	2023	2024	2023
Change in benefit obligation:
Net benefit obligation at January 1	$876	$875	$160	$168
Service cost	5	5	2	2
Interest cost	45	47	8	9
Plan participants’ contributions	—	—	3	4
Actuarial (gain) loss	(19)	23	(7)	(3)
Gross benefits paid	(66)	(74)	(18)	(20)
Net benefit obligation at December 31	841	876	148	160
Change in plan assets:
Fair value of plan assets at January 1	732	706	83	83
Actual return on plan assets	38	86	5	8
Employer contributions	11	14	7	8
Plan participants’ contributions	—	—	3	4
Gross benefits paid	(66)	(74)	(18)	(20)
Fair value of plan assets at December 31	715	732	80	83
Under funded status at December 31	($126)	($144)	($68)	($77)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2024	2023	2024	2023
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$17	$14
Current liabilities	(3)	(2)	(7)	(8)
Pension and other benefit obligations	(123)	(142)	(78)	(83)
Net amounts recognized at December 31	($126)	($144)	($68)	($77)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$312	$337	$4	$11
Prior service credit	(2)	(2)	—	—
	$310	$335	$4	$11

	Defined Benefit Pension Plans		OPEB Plans
IPL	2024	2023	2024	2023
Change in benefit obligation:
Net benefit obligation at January 1	$387	$389	$65	$68
Service cost	3	3	1	1
Interest cost	20	21	3	3
Plan participants’ contributions	—	—	1	2
Actuarial (gain) loss	(8)	9	(3)	(1)
Gross benefits paid	(30)	(35)	(8)	(8)
Net benefit obligation at December 31	372	387	59	65
Change in plan assets:
Fair value of plan assets at January 1	352	344	61	58
Actual return on plan assets	18	42	4	7
Employer contributions	—	1	1	2
Plan participants’ contributions	—	—	1	2
Gross benefits paid	(30)	(35)	(8)	(8)
Fair value of plan assets at December 31	340	352	59	61
Under funded status at December 31	($32)	($35)	$—	($4)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2024	2023	2024	2023
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$13	$10
Current liabilities	(1)	—	(1)	(1)
Pension and other benefit obligations	(31)	(35)	(12)	(13)
Net amounts recognized at December 31	($32)	($35)	$—	($4)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$126	$135	$7	$9
Prior service credit	(1)	(1)	—	—
	$125	$134	$7	$9

	Defined Benefit Pension Plans		OPEB Plans
WPL	2024	2023	2024	2023
Change in benefit obligation:
Net benefit obligation at January 1	$381	$381	$61	$65
Service cost	2	2	1	1
Interest cost	20	20	3	3
Plan participants’ contributions	—	—	1	2
Actuarial (gain) loss	(8)	10	(3)	(2)
Gross benefits paid	(30)	(32)	(7)	(8)
Net benefit obligation at December 31	365	381	56	61
Change in plan assets:
Fair value of plan assets at January 1	306	291	14	14
Actual return on plan assets	17	35	—	1
Employer contributions	10	12	5	5
Plan participants’ contributions	—	—	1	2
Gross benefits paid	(30)	(32)	(7)	(8)
Fair value of plan assets at December 31	303	306	13	14
Under funded status at December 31	($62)	($75)	($43)	($47)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2024	2023	2024	2023
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$4	$4
Current liabilities	—	—	(6)	(6)
Pension and other benefit obligations	(62)	(75)	(41)	(45)
Net amounts recognized at December 31	($62)	($75)	($43)	($47)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$135	$148	$—	$3

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2024	2023	2024	2023
Accumulated benefit obligations	$824	$857	$148	$160
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	824	857	148	160
Fair value of plan assets	715	732	80	83
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	841	876	N/A	N/A
Fair value of plan assets	715	732	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2024	2023	2024	2023
Accumulated benefit obligations	$362	$377	$59	$65
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	362	377	N/A	65
Fair value of plan assets	340	352	N/A	61
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	372	387	N/A	N/A
Fair value of plan assets	340	352	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2024	2023	2024	2023
Accumulated benefit obligations	$358	$373	$56	$61
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	358	373	56	61
Fair value of plan assets	303	306	13	14
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	365	381	N/A	N/A
Fair value of plan assets	303	306	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2024	2023	2024	2023
Regulatory assets	$25	$28	$22	$24

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2025 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$20	$1	$14
OPEB plans	7	1	6

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2025	2026	2027	2028	2029	2030 - 2034
Defined benefit pension benefits	$79	$75	$74	$74	$74	$329
OPEB	16	16	15	15	14	62
	$95	$91	$89	$89	$88	$391

IPL	2025	2026	2027	2028	2029	2030 - 2034
Defined benefit pension benefits	$36	$34	$33	$33	$32	$148
OPEB	7	6	6	6	6	24
	$43	$40	$39	$39	$38	$172

WPL	2025	2026	2027	2028	2029	2030 - 2034
Defined benefit pension benefits	$33	$31	$31	$31	$31	$144
OPEB	7	6	6	5	5	23
	$40	$37	$37	$36	$36	$167

Investment Strategy for Plan Assets - Investment strategies for defined benefit pension and OPEB plan assets combine preservation of principal and prudent risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. Investment risk of plan assets is mitigated through an asset mix, which is governed by allocation targets. The asset allocation is monitored regularly, and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges.

Defined Benefit Pension Plan Assets - Defined benefit pension plan assets have a long-term investment time horizon and are classified into return-seeking and liability-hedging portfolios. The return-seeking portfolio includes: public equities with different market capitalization, investment style and geography; liquid alternative securities, which include hedge fund strategies; and fixed income investments, which include, but are not limited to, high-yield bonds, emerging market debt, bank loans and private credit bonds. The liability-hedging portfolio includes: fixed-income investments including investment grade instruments of government and corporate issuers, as well as private placements and securitized assets; and fixed income derivative contracts for liability and interest rate hedging positions. At December 31, 2024, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Public equity securities	32%	-	49%	44%
Liquid alternative securities	0%	-	12%	6%
Return-seeking fixed income securities	4%	-	18%	8%
Liability-hedging fixed income securities (including cash and equivalents)	34%	-	53%	42%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. For asset pools with a long-term investment time horizon, investments include public equities with different market capitalization, investment style and geography, and fixed income securities including investment grade instruments of government and corporate issuers. At December 31, 2024, the current target ranges and actual allocations for assets with a long-term investment horizon were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	1%
Public equity securities	0%	-	40%	27%
Fixed income securities	40%	-	100%	72%

Fair Value Measurements - Fair value measurement accounting establishes three levels of fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. Refer to Note 15 for discussion of levels within the fair value hierarchy. Level 1 items include investments in securities held in registered investment companies, which are valued at the closing price reported in the active market in which the securities are traded. Level 2 items include cash and equivalents consisting of money market fund investments and cash collateral supporting derivative financial instruments. Certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. These fair value amounts are included below to reconcile the fair value hierarchy to the respective total plan assets.

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$49	$—	$49	$—	$19	$—	$19	$—
Equity securities	—	—	—	—	223	223	—	—
Global asset securities	—	—	—	—	39	39	—	—
Fixed income securities	—	—	—	—	143	31	112	—
Total assets in fair value hierarchy	49	$—	$49	$—	424	$293	$131	$—
Assets measured at net asset value	667				306
Accrued investment income	—				2
Due to brokers, net (pending trades with brokers)	(1)				—
Total pension plan assets	$715				$732

90

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$21	$—	$21	$—	$9	$—	$9	$—
Equity securities	—	—	—	—	107	107	—	—
Global asset securities	—	—	—	—	19	19	—	—
Fixed income securities	—	—	—	—	69	15	54	—
Total assets in fair value hierarchy	21	$—	$21	$—	204	$141	$63	$—
Assets measured at net asset value	319				147
Accrued investment income	—				1
Total pension plan assets	$340				$352

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$22	$—	$22	$—	$8	$—	$8	$—
Equity securities	—	—	—	—	93	93	—	—
Global asset securities	—	—	—	—	16	16	—	—
Fixed income securities	—	—	—	—	60	13	47	—
Total assets in fair value hierarchy	22	$—	$22	$—	177	$122	$55	$—
Assets measured at net asset value	281				128
Accrued investment income	—				1
Total pension plan assets	$303				$306

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$8	$—	$8	$—	$9	$—	$9	$—
Equity securities	20	20	—	—	8	8	—	—
Fixed income securities	52	52	—	—	47	47	—	—
Total assets in fair value hierarchy	80	$72	$8	$—	64	$55	$9	$—
Assets measured at net asset value	—				19
Total OPEB plan assets	$80				$83

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1	$—	$1	$—	$1	$—	$1	$—
Equity securities	18	18	—	—	6	6	—	—
Fixed income securities	40	40	—	—	36	36	—	—
Total assets in fair value hierarchy	59	$58	$1	$—	43	$42	$1	$—
Assets measured at net asset value	—				18
Total OPEB plan assets	$59				$61

	2024				2023
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$—	$—	$—	$—	$1	$—	$1	$—
Equity securities	2	2	—	—	2	2	—	—
Fixed income securities	11	11	—	—	11	11	—	—
Total OPEB plan assets	$13	$13	$—	$—	$14	$13	$1	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of assets directly held in the plans at December 31, 2024 and 2023.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 7% and 8% of total assets in the 401(k) savings plans at December 31, 2024 and 2023, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
401(k) costs	$31	$30	$28	$14	$14	$13	$15	$14	$13

Restructuring and Voluntary Employee Separation Charges - In 2024, Alliant Energy announced restructuring activities, including offering certain employees a voluntary separation package. Approximately 5% of total Alliant Energy employees accepted the package, and as a result of the restructuring activities, Alliant Energy, IPL and WPL recorded pre-tax charges of $29 million, $14 million and $13 million, respectively, in 2024. These charges were primarily recorded in “Other operation and maintenance” expenses in the income statements.

NOTE 12(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2024, performance shares and restricted stock units were outstanding under the 2020 OIP, and 7 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Compensation expense	$12	$12	$13	$6	$6	$7	$5	$5	$5
Income tax benefits	3	3	3	2	2	2	1	1	1

As of December 31, 2024, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $10 million, $5 million and $5 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2024, 564,743 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

Performance Shares (Total Shareowner Return Metric) - Payouts of certain performance shares are contingent upon achievement over a three-year period of specified performance criteria, which currently is total shareowner return relative to an investor-owned utility peer group. Performance shares grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these performance shares is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market condition contained in the agreement during a three-year performance period. The actual number of these performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at the grant date. A summary of the performance shares activity, with amounts representing the target number of awards, was as follows:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	233,954	$52.60	190,273	$54.13	196,429	$51.59
Granted	127,874	46.04	108,712	55.68	74,106	54.45
Vested	(47,497)	46.19	(53,431)	64.04	(71,101)	47.48
Forfeited	(24,932)	46.16	(11,600)	53.88	(9,161)	53.99
Nonvested awards, December 31	289,399	51.31	233,954	52.60	190,273	54.13

Restricted Stock Units - Payouts of restricted stock units are based on the expiration of a three-year time-vesting period. Restricted stock unit grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these restricted stock units is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. A summary of the restricted stock units activity was as follows:

92

	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	234,259	$52.58	198,275	$54.53	217,819	$50.54
Granted	129,854	48.69	106,124	52.77	77,122	56.88
Vested	(71,441)	48.65	(55,345)	59.40	(82,770)	46.08
Forfeited	(3,524)	48.40	(14,795)	54.53	(13,896)	55.53
Nonvested awards, December 31	289,148	51.85	234,259	52.58	198,275	54.53

Performance Shares (Net Income and Workforce Composition Metrics) (formerly granted as Performance Restricted Stock Units) - Payouts of certain performance shares are contingent upon achievement over a three-year period of specific performance criteria, which currently is specified growth of cumulative consolidated net income from continuing operations, as well as a workforce composition metric. Performance shares grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these performance shares is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. The actual number of these performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares under each award type. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance shares activity, with amounts representing the target number of awards, was as follows:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	257,639	$52.76	199,874	$54.74	196,429	$50.74
Granted	146,143	48.55	124,217	52.71	84,670	57.01
Vested	(67,852)	48.66	(53,431)	59.36	(71,101)	46.24
Forfeited	(5,230)	48.40	(13,021)	55.47	(10,124)	55.92
Nonvested awards, December 31	330,700	51.81	257,639	52.76	199,874	54.74
NOTE 12(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which certain key employees may defer up to 100% of base salary and short-term cash incentive compensation and members of its Board of Directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and Board of Directors members may elect to have their deferrals credited to a company stock account, an interest account, equity accounts or mutual fund accounts based on certain benchmark funds.

Company Stock Account - The DCP does not permit reallocation of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s balance sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock account and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust, were as follows (in millions):

	2024	2023
Carrying value	$14	$13
Fair market value	22	19

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2024 and 2023, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $23 million and $21 million, respectively.

NOTE 13. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure, dismantlement and management of several assets including, but not limited to, active and inactive ash landfills, ash ponds, wind farms, groundwater, solar facilities, above ground storage tanks and batteries. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Balance, January 1	$246	$279	$148	$195	$98	$84
Revisions in estimated cash flows	(3)	(6)	(1)	(9)	(2)	3
Liabilities settled	(8)	(51)	(6)	(44)	(2)	(7)
Liabilities incurred (a)	409	16	201	1	208	15
Accretion expense	19	8	8	5	11	3
Balance, December 31	$663	$246	$350	$148	$313	$98

(a)In 2024, substantially due to the enactment of the revised CCR Rule, which significantly expands the scope of regulation to include coal ash ponds at sites that no longer produce electricity and inactive landfills, including some IPL and WPL facilities, Alliant Energy, IPL and WPL initially recorded additional AROs, additional ARO regulatory assets for EGUs no longer in operation, additional property, plant and equipment for EGUs still in operation, and a pre-tax non-cash charge of $20 million recorded to “Other operation and maintenance” in Alliant Energy’s and IPL’s income statements for the portion allocated to IPL’s steam business for IPL’s Prairie Creek Generating Station and the retired Sixth Street Generating Station as established in prior rate reviews. The amounts initially recorded in 2024 are expected to be adjusted in the future as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded amounts.

NOTE 14. DERIVATIVE INSTRUMENTS
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

Notional Amounts - As of December 31, 2024, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,422	2025-2026	10,232	2025	147,894	2025-2032	2,520	2025
IPL	383	2025-2026	3,551	2025	61,489	2025-2030	—	—
WPL	1,039	2025-2026	6,681	2025	86,405	2025-2032	2,520	2025

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

	Alliant Energy		IPL		WPL
	2024	2023	2024	2023	2024	2023
Current derivative assets	$41	$44	$29	$30	$12	$14
Non-current derivative assets	34	44	19	24	15	20
Current derivative liabilities	26	51	11	22	15	29
Non-current derivative liabilities	32	47	2	8	30	39

In 2024, Alliant Energy’s, IPL’s and WPL’s derivative liabilities decreased primarily due to settlements of natural gas contracts and higher natural gas prices. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2024 and 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
2024
Derivative assets	$75	$64	$48	$43	$27	$21
Derivative liabilities	58	47	13	8	45	39
2023
Derivative assets	88	47	54	32	34	15
Derivative liabilities	98	57	30	8	68	49

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of both December 31, 2024 and 2023, $1 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheets. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income/loss. As of both December 31, 2024 and 2023, accumulated other comprehensive income included $1 million of income related to the interest rate swap. In 2024 and 2023, $4 million and $3 million, respectively, of reductions to interest expense were recorded in Alliant Energy’s income statement related to the interest rate swap.

NOTE 15. FAIR VALUE MEASUREMENTS
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

FTRs were valued using auction prices and were categorized as Level 3. Refer to Note 14 for additional details of derivative assets and derivative liabilities.

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

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on a discounted cash flow methodology using observable data from comparably traded securities with similar credit profiles, and was classified as Level 2. Refer to Note 8(b) for additional information regarding long-term debt.

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2024					2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$52	$52	$—	$—	$52	$45	$45	$—	$—	$45
Commodity derivatives	75	—	48	27	75	88	—	59	29	88
Interest rate derivatives	1	—	1	—	1	1	—	1	—	1
Deferred proceeds	163	—	—	163	163	216	—	—	216	216
Liabilities:
Commodity derivatives	58	—	56	2	58	98	—	93	5	98
Long-term debt (incl. current maturities)	9,848	—	9,577	—	9,577	9,034	—	8,677	—	8,677

IPL	2024					2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$9	$9	$—	$—	$9	$45	$45	$—	$—	$45
Commodity derivatives	48	—	26	22	48	54	—	30	24	54
Deferred proceeds	163	—	—	163	163	216	—	—	216	216
Liabilities:
Commodity derivatives	13	—	11	2	13	30	—	25	5	30
Long-term debt (incl. current maturities)	4,090	—	3,736	—	3,736	3,945	—	3,664	—	3,664

WPL	2024					2023
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$43	$43	$—	$—	$43	$—	$—	$—	$—	$—
Commodity derivatives	27	—	22	5	27	34	—	29	5	34
Liabilities:
Commodity derivatives	45	—	45	—	45	68	—	68	—	68
Long-term debt	3,370	—	3,170	—	3,170	3,070	—	2,933	—	2,933

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2024	2023	2024	2023
Beginning balance, January 1	$24	$19	$216	$185
Total net gains (losses) included in changes in net assets (realized/unrealized)	(3)	3	—	—
Purchases	59	62	—	—
Sales	(3)	(3)	—	—
Settlements (a)	(52)	(57)	(53)	31
Ending balance, December 31	$25	$24	$163	$216
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	($3)	$3	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2024	2023	2024	2023
Beginning balance, January 1	$19	$16	$216	$185
Total net losses included in changes in net assets (realized/unrealized)	(4)	(3)	—	—
Purchases	45	51	—	—
Sales	(2)	(3)	—	—
Settlements (a)	(38)	(42)	(53)	31
Ending balance, December 31	$20	$19	$163	$216
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31	($4)	($3)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2024	2023
Beginning balance, January 1	$5	$3
Total net gains included in changes in net assets (realized/unrealized)	1	6
Purchases	14	11
Sales	(1)	—
Settlements	(14)	(15)
Ending balance, December 31	$5	$5
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$1	$6

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

Commodity Contracts - The fair value of FTR and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2024	$—	$25	$—	$20	$—	$5
2023	3	21	3	16	—	5

NOTE 16. COMMITMENTS AND CONTINGENCIES
NOTE 16(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of energy storage, and improvements at WPL’s natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility. At December 31, 2024, Alliant Energy’s, IPL’s, and WPL’s minimum future commitments in 2025 for these projects were $448 million, $294 million, and $153 million, respectively.

NOTE 16(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2024, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

Alliant Energy	2025	2026	2027	2028	2029	Thereafter	Total
Natural gas	$268	$177	$130	$102	$84	$120	$881
Coal	75	33	22	5	—	—	135
Other (a)	51	20	7	7	2	22	109
	$394	$230	$159	$114	$86	$142	$1,125

IPL	2025	2026	2027	2028	2029	Thereafter	Total
Natural gas	$160	$104	$85	$64	$49	$20	$482
Coal	34	19	10	5	—	—	68
Other (a)	18	2	2	2	2	21	47
	$212	$125	$97	$71	$51	$41	$597

WPL	2025	2026	2027	2028	2029	Thereafter	Total
Natural gas	$108	$73	$45	$38	$35	$100	$399
Coal	41	14	12	—	—	—	67
Other (a)	22	1	—	—	—	—	23
	$171	$88	$57	$38	$35	$100	$489

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2024.

NOTE 16(c) Legal Proceedings - Alliant Energy, IPL and WPL are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that appropriate reserves have been established and final disposition of these actions will not have a material effect on their financial condition or results of operations.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of December 31, 2024, the currently known partnership obligations for the abandonment obligations are estimated at $54 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of December 31, 2024 and 2023.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $43 million as of December 31, 2024 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2024 and 2023.

Transfers of Renewable Tax Credits - In 2023 and 2024, IPL and WPL entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of December 31, 2024, IPL and WPL provided indemnifications associated with $193 million and $121 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

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

Manufactured Gas Plant Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2024, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$7	-	$28	$5	-	$17	$2	-	$11
Current and non-current environmental liabilities	$12			$7			$5

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

NOTE 16(f) Credit Risk - IPL provides retail electric and gas services in Iowa and wholesale electric service in Minnesota, Illinois and Iowa. WPL provides retail electric and gas services and wholesale electric service in Wisconsin. The geographic concentration of IPL’s and WPL’s customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a large customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or gas services.

Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations, including reimbursement of transmission costs from large load growth customers, or the potential non-performance of counterparties to deliver contracted commodities and other goods or services at the contracted price. Credit policies are maintained to mitigate credit risk. These credit policies include evaluation of the financial condition of certain counterparties, use of credit risk-related contingent provisions in certain agreements that require credit support from counterparties not meeting specific criteria, different counterparties to reduce concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with certain counterparties. Based on these credit policies and different counterparties, as well as utility cost recovery mechanisms, it is unlikely that counterparty non-performance would have a material effect on financial condition or results of operations. However, there is no assurance that these items will protect against all losses from counterparty non-performance.

Refer to Notes 5(a) and 14 for details of allowances for expected credit losses and credit risk-related contingent features, respectively.

NOTE 16(g) MISO Transmission Owner Return on Equity Complaints - A group of stakeholders, including MISO cooperative and municipal utilities, previously filed complaints with FERC requesting a reduction to the base return on equity authorized for MISO transmission owners, including ITC and ATC. In 2019, FERC issued an order on the previously filed complaints and reduced the base return on equity authorized for the MISO transmission owners to 9.88% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2020, FERC issued orders in response to various rehearing requests and increased the base return on equity authorized for the MISO transmission owners from 9.88% to 10.02% for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016. In 2022, the U.S. Court of Appeals for the District of Columbia vacated FERC’s prior orders that established the base return on equity authorized for the MISO transmission owners and remanded the cases to FERC for further proceedings. As a result of the 2022 court decision, Alliant Energy recorded a $6 million reduction in “Equity income from unconsolidated investments” in its income statement in 2022 to reflect the then-anticipated reduction in the base return on equity authorized for the MISO transmission owners. In October 2024, FERC issued an order reducing the base return on equity authorized for MISO transmission owners to 9.98%, and as a result, the MISO transmission owners will provide refunds based on the 9.98% base return on equity, with interest, for November 12, 2013 through February 11, 2015, and subsequent to September 28, 2016, which did not result in any material impacts on Alliant Energy’s results of operations or financial condition in 2024. Any further changes in FERC’s decisions may have an impact on Alliant Energy’s share of ATC’s future earnings and customer costs; however, Alliant Energy is currently unable to predict with certainty the future outcome or impact of any further changes.

NOTE 17. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s reportable segments as of December 31, 2024 are:
•IPL - is a utility primarily serving electric and natural gas customers in Iowa, and is its own reportable segment as shown in the tables below.
•WPL - is a utility serving electric and natural gas customers in Wisconsin, and is its own reportable segment as shown in the tables below.

Other, which is not a reportable segment of Alliant Energy, includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF is comprised of Alliant Energy’s interest in ATC Holdings, Travero, a non-utility wind farm, corporate venture investments, the Sheboygan Falls Energy Facility and other non-utility holdings. The “Other” columns are included in the tables below to reconcile to consolidated amounts. Prior to December 31, 2024, reportable segments for Alliant Energy’s, IPL’s, and WPL’s utility business were electric operations, gas operations, and other. In the fourth quarter of 2024, Alliant Energy, IPL and WPL adopted the Financial Accounting Standards Board’s accounting standard for improvements to reportable segment disclosures. Previously reported information for prior periods has been recast to conform with the current period presentation.

Alliant Energy’s chief operating decision maker (CODM) is its President and CEO, and IPL’s and WPL’s CODM is their CEO. The CODM uses net income generated from IPL’s and WPL’s operations to assess segment performance, make operating decisions, and allocate resources. Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on services agreements. There was no single customer whose revenues were 10% or more of Alliant Energy’s, IPL’s and WPL’s respective consolidated revenues. All of Alliant Energy’s, IPL’s and WPL’s operations and assets are located in the U.S. Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments, which represents the services provided to their customers, and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
2024	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,747	$1,625	$3,372	N/A	$3,372
Gas utility revenues	250	215	465	N/A	465
Other revenues	49	5	54	$90	144
Total revenues	2,046	1,845	3,891	90	3,981
Electric production fuel and purchased power expense	269	359	628	N/A	628
Electric transmission service expense	417	196	613	N/A	613
Cost of gas sold expense	123	101	224	N/A	224
Asset valuation charge for IPL’s Lansing Generation Station	60	—	60	N/A	60
Other operation and maintenance expense	358	279	637	39	676
Other segment items:
Depreciation and amortization expense	404	357	761	11	772
Interest expense	177	165	342	107	449
Equity income from unconsolidated investments, net	—	(2)	(2)	(59)	(61)
Income tax expense (benefit)	(129)	11	(118)	4	(114)
Other (a)	5	34	39	5	44
Net income (loss)	362	345	707	(17)	690
Total assets	11,407	10,106	21,513	1,201	22,714
Investments in equity method subsidiaries	5	17	22	601	623
Construction and acquisition expenditures	1,224	828	2,052	197	2,249

	Utility
			Total		Alliant
			Reportable		Energy
2023 (amounts may not foot due to rounding)	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,761	$1,584	$3,345	N/A	$3,345
Gas utility revenues	300	240	540	N/A	540
Other revenues	49	3	52	$90	142
Total revenues	2,110	1,827	3,937	90	4,027
Electric production fuel and purchased power expense	282	455	737	N/A	736
Electric transmission service expense	420	163	583	N/A	583
Cost of gas sold expense	166	134	300	N/A	299
Other operation and maintenance expense	353	271	624	51	675
Other segment items:
Depreciation and amortization expense	388	280	668	8	676
Interest expense	155	149	304	90	394
Equity income from unconsolidated investments, net	—	(3)	(3)	(58)	(61)
Income tax expense (benefit)	(58)	60	2	2	4
Other (a)	38	(27)	11	5	18
Net income (loss)	366	345	711	(8)	703
Total assets	10,489	9,634	20,123	1,114	21,237
Investments in equity method subsidiaries	5	16	21	564	585
Construction and acquisition expenditures	712	1,019	1,731	123	1,854

	Utility
			Total		Alliant
			Reportable		Energy
2022	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,859	$1,562	$3,421	N/A	$3,421
Gas utility revenues	351	291	642	N/A	642
Other revenues	46	3	49	$93	142
Total revenues	2,256	1,856	4,112	93	4,205
Electric production fuel and purchased power expense	383	447	830	N/A	830
Electric transmission service expense	407	166	573	N/A	573
Cost of gas sold expense	206	183	389	N/A	389
Other operation and maintenance expense	369	278	647	57	704
Other segment items:
Depreciation and amortization expense	381	283	664	7	671
Interest expense	148	121	269	56	325
Equity income from unconsolidated investments, net	—	(1)	(1)	(50)	(51)
Income tax expense (benefit)	(50)	66	16	6	22
Other (a)	52	(2)	50	6	56
Net income	360	315	675	11	686
Total assets	10,075	8,987	19,062	1,101	20,163
Investments in equity method subsidiaries	5	15	20	522	542
Construction and acquisition expenditures	372	1,020	1,392	92	1,484

(a)Other segment items for each reportable segment include AFUDC, taxes other than income taxes, interest income, and other miscellaneous income and deductions.

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

	IPL			WPL
	2024	2023	2022	2024	2023	2022
Corporate Services billings	$183	$181	$181	$171	$163	$155
Sales credited	—	11	19	84	55	74
Purchases billed	430	431	435	54	35	174

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2024	2023
IPL	$135	$129
WPL	64	72

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2024	2023	2022
ATC billings to WPL	$152	$159	$140
WPL billings to ATC	16	20	18

As of December 31, 2024 and 2023, WPL owed ATC net amounts of $10 million and $10 million, respectively.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 9 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2024 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2024.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2024, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s 2024 financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 21, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2025 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, insider trading policies and procedures, and Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information in the 2025 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Information About Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers of Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2025 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Alliant Energy’s equity compensation plans as of December 31, 2024 was as follows:

	(A)	(B)	(C)
	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	1,529,346 (a)	$51.63	7,107,084 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	1,529,346	$51.63	7,107,084

(a)Represents performance shares and restricted stock units granted under the 2020 OIP, all of which are paid out in shares of Alliant Energy’s common stock. The performance share awards reflect an assumed payout at the maximum performance multiplier of 200%. The restricted stock units vest at the expiration of a three-year time-vesting period.
(b)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2024, there were performance shares and restricted stock units outstanding under the 2020 OIP, the only plan under which such equity awards are currently granted.
(c)As of December 31, 2024, there were 372,116 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 12(c).
(d)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 for Alliant Energy, and the information required by Item 12 for each of IPL and WPL, is incorporated herein by reference to the relevant information in the 2025 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information in the 2025 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2025 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2024		2023		2024		2023
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,412	96%	$1,468	95%	$1,242	92%	$1,228	92%
Audit-related fees	59	4%	57	4%	103	8%	103	8%
Tax fees	3	—%	8	1%	3	—%	7	—%
All other fees	3	—%	4	—%	2	—%	4	—%
	$1,477	100%	$1,537	100%	$1,350	100%	$1,342	100%

IPL’s and WPL’s audit fees for 2024 and 2023 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiaries and WPL and its subsidiaries, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2024 and 2023 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2024 and 2023 consisted of the fees billed for services rendered related to employee benefits plan audits and other attest services. IPL’s and WPL’s tax fees for 2024 consisted of the fees billed for professional services rendered for tax compliance, and 2023 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2024 and 2023 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data for Alliant Energy’s, IPL’s and WPL’s financial statements and Reports of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID No. 34).

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2024	2023	2022
	(in millions)
Operating expenses	$3	$3	$9
Operating loss	(3)	(3)	(9)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(734)	(742)	(707)
Interest expense	40	34	6
Other	5	4	1
Total other (income) and deductions	(689)	(704)	(700)
Income before income taxes	686	701	691
Income tax expense (benefit)	(3)	(5)	2
Net income	$689	$706	$689
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2024	2023
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$103	$96
Income tax refunds receivable	12	—
Other	2	1
Total current assets	117	97
Investments:
Investments in consolidated subsidiaries	9,123	8,405
Other	1	2
Total investments	9,124	8,407
Other assets	84	90
Total assets	$9,325	$8,594

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$571	$—
Commercial paper	325	157
Notes payable to affiliated companies	1,401	1,068
Other	10	10
Total current liabilities	2,307	1,235
Long-term debt, net (excluding current portion)	—	568
Other liabilities	3	2
Common equity:
Common stock and additional paid-in capital	3,063	3,033
Retained earnings	3,965	3,768
Accumulated other comprehensive income	1	1
Shares in deferred compensation trust	(14)	(13)
Total common equity	7,015	6,789
Total liabilities and equity	$9,325	$8,594
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2024	2023	2022
	(in millions)
Net cash flows from operating activities	$355	$445	$492
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(380)	(325)	(530)
Net change in notes receivable from and payable to affiliates	326	(281)	369
Net cash flows used for investing activities	(54)	(606)	(161)
Cash flows from (used for) financing activities:
Common stock dividends	(492)	(456)	(428)
Proceeds from issuance of common stock, net	23	246	25
Proceeds from issuance of long-term debt	—	565	—
Net change in commercial paper	168	(195)	73
Other	—	1	(1)
Net cash flows from (used for) financing activities	(301)	161	(331)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($40)	($27)	($6)
Income taxes, net	$8	$22	$15
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2024 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	(Charged to		Balance,
Description	January 1	Expense)	Deductions (a)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet from the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (b)
Year ended December 31, 2024	$8	$24	$24	$8
Year ended December 31, 2023	7	20	19	8
Year ended December 31, 2022	11	17	21	7
IPL (b)
Year ended December 31, 2024	$—	$13	$13	$—
Year ended December 31, 2023	—	11	11	—
Year ended December 31, 2022	1	7	8	—
WPL
Year ended December 31, 2024	$8	$11	$11	$8
Year ended December 31, 2023	7	9	8	8
Year ended December 31, 2022	10	10	13	7
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
4.1
Amended and Restated Five-Year Master Credit Agreement, effective December 17, 2021, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association (N.A.) and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed December 21, 2021 (File No. 1-9894))

4.1a
First Amendment to Amended and Restated Five-Year Master Credit Agreement, effective March 15, 2023, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9894))

4.1b
Second Amendment to Amended and Restated Five-Year Master Credit Agreement, effective December 18, 2024, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K filed December 18, 2024 (File No. 1-9894))

4.2
Indenture, dated as of March 2, 2023, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed March 3, 2023 (File No. 1-9894))

4.3
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.4
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

4.5
Indenture, dated as of February 28, 2022, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed March 1, 2022 (File No. 1-9894))

4.6
Indenture, dated as of November 10, 2023, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed November 13, 2023 (File No. 1-9894))

4.7
Indenture, dated as of June 6, 2024, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 6, 2024 (File No. 1-9894))

4.8
Indenture, dated as of June 20, 1997, between WPL and U.S. Bank Trust Company, N. A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.8a
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, National Association, as Original Trustee, and U.S. Bank National Association, as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

4.9	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.10
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.11
Officers’ Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed October 2, 2008 (File No. 0-337))

4.12
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

Exhibit Number	Description
4.13
Officers’ Certificate, dated as of October 10, 2017, creating WPL’s 3.05% Debentures due October 15, 2027 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 10, 2017 (File No. 0-337))

4.14	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
4.15	Officers’ Certificate, dated as of April 2, 2020, creating WPL’s 3.65% Debentures due April 1, 2050 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed April 2, 2020 (File No. 0-337))
4.16
Officers’ Certificate, dated as of August 15, 2022, creating WPL’s 3.950% Debentures due September 1, 2032 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 15, 2022 (File No. 0-337))

4.17
Officers’ Certificate, dated as of March 30, 2023, creating WPL's 4.950% Debentures due April 1, 2033 (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed March 30, 2023 (File No. 0-337))

4.18	Officers’ Certificate, dated as of March 7, 2024, creating WPL’s 5.375% Debentures due March 30, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed March 7, 2024 (File No. 0-337))
4.19
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.20
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.21	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.21a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, filed July 19, 2005 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.24
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.25
Officer’s Certificate, dated as of August 18, 2015, creating IPL’s 3.40% Senior Debentures due August 15, 2025 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 18, 2015 (File No. 1-4117))

4.26
Officer’s Certificate, dated as of September 15, 2016, creating IPL’s 3.70% Senior Debentures due September 15, 2046 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 15, 2016 (File No. 1-4117))

4.27
Officer’s Certificate, dated as of September 26, 2018, creating IPL’s 4.10% Senior Debentures due September 26, 2028 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2018 (File No. 1-4117))

4.28
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

4.29
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.30
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

4.31
Officer’s Certificate, dated as of November 19, 2021, creating IPL’s 3.1% Senior Debentures due November 30, 2051 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 19, 2021 (File No. 1-4117))

4.32
Officer’s Certificate, dated as of September 21, 2023, creating IPL’s 5.70% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 21, 2023 (File No. 1-4117))

4.33
Officer’s Certificate, dated as of September 6, 2024, creating IPL’s 4.950% Senior Debentures due September 30, 2034 and IPL’s 5.450% Senior Debentures due September 30, 2054 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 6, 2024 (File No. 1-4117))

4.34	Description of Common Stock of Alliant Energy (incorporated by reference to Exhibit 4.32 to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
10.1
Amended and Restated Term Loan Credit Agreement, dated as of March 1, 2024, among AEF, Alliant Energy, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 5, 2024 (File No. 1-9894))

10.2#	2020 OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 9, 2020 (File No. 1-9894))
10.2a#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3d to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.2b#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3e to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))
10.2c#
Form of Performance Restricted Stock Unit Agreement (Workforce Composition Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3f to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.2d#
Form of Performance Restricted Stock Unit Agreement (Net Income Metric) pursuant to the 2020 OIP, amended in 2022 (incorporated by reference to Exhibit 10.3g to Alliant Energy’s Form 10-K for the year 2021 (File No. 1-9894))

10.2e#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2024 (incorporated by reference to Exhibit 10.2h to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
10.2f#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2025
10.2g#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2025

Exhibit Number	Description
10.3#	DCP, as amended and restated effective November 1, 2024
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
10.7#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, filed December 12, 2008 (File No. 1-9894))

10.8#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and L.M. Barton (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.9#
Form of KEESA, by and between Alliant Energy and each of R.J. Durian, D.A. de Leon, M.N. Farlinger and R. Sundararajan (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.10#
Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-9894))

10.11#	Terms of Alliant Energy Executive Short-term Incentive Plan
10.12#	Form of Sign-On Bonus Reimbursement Agreement (incorporated by reference to Exhibit 10.14 to Alliant Energy’s Form 10-K for the year 2022 (File No. 1-9894))
10.13#	Form of Relocation Reimbursement Agreement (incorporated by reference to Exhibit 10.13 to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
10.14#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2025
19	Alliant Energy Insider Trading Policies and Procedures
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
97	Alliant Energy Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Alliant Energy’s Form 10-K for the year ended 2023 (File No. 1-9894))
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 21st day of February 2025.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President and Chief Executive Officer	Chief Executive Officer	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 21st day of February 2025.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ Lisa M. Barton	/s/ Lisa M. Barton	/s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz	/s/ Benjamin M. Bilitz
Benjamin M. Bilitz	Benjamin M. Bilitz	Benjamin M. Bilitz
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ John O. Larsen	/s/ John O. Larsen	/s/ John O. Larsen
John O. Larsen, Chairman of the Board and Director	John O. Larsen, Chairman of the Board and Director	John O. Larsen, Chairman of the Board and Director

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Director	Patrick E. Allen, Director	Patrick E. Allen, Director

/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina
Ignacio A. Cortina, Director	Ignacio A. Cortina, Director	Ignacio A. Cortina, Director

/s/ Stephanie L. Cox	/s/ Stephanie L. Cox	/s/ Stephanie L. Cox
Stephanie L. Cox, Director	Stephanie L. Cox, Director	Stephanie L. Cox, Director

/s/ N. Joy Falotico	/s/ N. Joy Falotico	/s/ N. Joy Falotico
N. Joy Falotico, Director	N. Joy Falotico, Director	N. Joy Falotico, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Christie Raymond	/s/ Christie Raymond	/s/ Christie Raymond
Christie Raymond, Director	Christie Raymond, Director	Christie Raymond, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

