Form 10-Q
period 2025-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2025-05-09
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2025:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,876,299 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2024 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2024	IPL	Interstate Power and Light Company
AEF	Alliant Energy Finance, LLC	IUC	Iowa Utilities Commission
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company LLC	MISO	Midcontinent Independent System Operator, Inc.
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MW	Megawatt
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
EGU	Electric generating unit	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EPA	U.S. Environmental Protection Agency	OPEB	Other postretirement benefits
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Financial Statements	Condensed Consolidated Financial Statements	U.S.	United States of America
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company
FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of generation projects including such costs that exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to EGUs that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, the impact of rate design on current and potential customers and demand for energy in their service territories, and the ability to obtain regulatory approval with acceptable conditions for individual customer rates for large load growth customers;
•the impact of IPL’s retail electric base rate moratorium;
•the ability to complete construction of generation and energy storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, duties or other assessments, inflation, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes and the ability to obtain adequate generator interconnection agreements to connect the new projects to MISO in a timely manner;
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
•the ability and cost to provide sufficient generation and the ability of ITC Midwest LLC and ATC to provide sufficient transmission capacity for potential load growth, including significant new commercial or industrial customers, such as data centers;
•the ability of potential large load growth customers to timely construct new facilities, as well as the resulting higher system load demand by expected levels and timeframes;
•the impact of energy efficiency, franchise retention and customer disconnects on sales volumes and operating income;
•the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric and gas services and their ability to pay their bills;
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
•inflation and higher interest rates;
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
•issues associated with environmental remediation and environmental compliance, including compliance with all current environmental and emissions laws, regulations and permits and future changes in environmental laws and regulations, including the Coal Combustion Residuals Rule, Cross-State Air Pollution Rule and federal, state or local regulations for emissions reductions, including greenhouse gases, from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
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
•issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, availability of warranty coverage and successful resolution of warranty issues or contract disputes for equipment breakdowns or failures, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental operating, capacity, fuel-related and capital costs through rates;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2024 Form 10-K.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Revenues:
Electric utility	$853	$791
Gas utility	240	205
Other utility	13	13
Non-utility	22	22
Total revenues	1,128	1,031
Operating expenses:
Electric production fuel and purchased power	175	163
Electric transmission service	158	152
Cost of gas sold	137	114
Other operation and maintenance	160	160
Depreciation and amortization	211	189
Taxes other than income taxes	30	31
Total operating expenses	871	809
Operating income	257	222
Other (income) and deductions:
Interest expense	119	107
Equity income from unconsolidated investments, net	(13)	(15)
Allowance for funds used during construction	(18)	(19)
Other	3	1
Total other (income) and deductions	91	74
Income before income taxes	166	148
Income tax benefit	(47)	(10)
Net income attributable to Alliant Energy common shareowners	$213	$158
Weighted average number of common shares outstanding:
Basic	256.8	256.2
Diluted	257.2	256.5
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.83	$0.62

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25	$81
Accounts receivable, less allowance for expected credit losses	361	427
Production fuel, at weighted average cost	53	54
Gas stored underground, at weighted average cost	16	55
Materials and supplies, at weighted average cost	196	186
Regulatory assets	172	210
Other	146	171
Total current assets	969	1,184
Property, plant and equipment, net	19,022	18,701
Investments:
ATC Holdings	426	415
Other	224	224
Total investments	650	639
Other assets:
Regulatory assets	2,102	2,064
Deferred charges and other	108	126
Total other assets	2,210	2,190
Total assets	$22,851	$22,714

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,371	$1,171
Commercial paper	678	558
Accounts payable	405	532
Regulatory liabilities	109	69
Other	325	385
Total current liabilities	2,888	2,715
Long-term debt, net (excluding current portion)	8,580	8,677
Other liabilities:
Deferred tax liabilities	2,147	2,188
Regulatory liabilities	974	959
Pension and other benefit obligations	210	224
Other	959	947
Total other liabilities	4,290	4,318
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,876,299 and 256,690,222 shares outstanding	3	3
Additional paid-in capital	3,066	3,060
Retained earnings	4,037	3,954
Accumulated other comprehensive income	—	1
Shares in deferred compensation trust - 347,775 and 372,116 shares at a weighted average cost of $37.17 and $36.56 per share	(13)	(14)
Total Alliant Energy Corporation common equity	7,093	7,004
Total liabilities and equity	$22,851	$22,714

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$213	$158
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	211	189
Deferred tax benefit and tax credits	(51)	(12)
Other	1	(6)
Other changes in assets and liabilities:
Accounts receivable	(128)	(116)
Gas stored underground	39	27
Derivative assets	6	30
Regulatory assets	(12)	35
Accounts payable	(45)	12
Regulatory liabilities	53	(14)
Other	(38)	4
Net cash flows from operating activities	249	307
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(554)	(478)
Other	(28)	(32)
Cash receipts on sold receivables	192	155
Other	(14)	2
Net cash flows used for investing activities	(404)	(353)
Cash flows from financing activities:
Common stock dividends	(130)	(123)
Proceeds from issuance of long-term debt	—	597
Payments to retire long-term debt	—	(300)
Net change in commercial paper	220	(141)
Other	9	(15)
Net cash flows from financing activities	99	18
Net decrease in cash, cash equivalents and restricted cash	(56)	(28)
Cash, cash equivalents and restricted cash at beginning of period	81	63
Cash, cash equivalents and restricted cash at end of period	$25	$35
Supplemental cash flows information:
Cash paid during the period for:
Interest	($139)	($97)
Income taxes, net	$—	($2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$144	$204
Beneficial interest obtained in exchange for securitized accounts receivable	$86	$184

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions)
Revenues:
Electric utility	$430	$392
Gas utility	118	108
Steam and other	12	13
Total revenues	560	513
Operating expenses:
Electric production fuel and purchased power	67	67
Electric transmission service	108	103
Cost of gas sold	65	60
Other operation and maintenance	82	86
Depreciation and amortization	115	96
Taxes other than income taxes	15	16
Total operating expenses	452	428
Operating income	108	85
Other (income) and deductions:
Interest expense	47	42
Allowance for funds used during construction	(9)	(10)
Total other (income) and deductions	38	32
Income before income taxes	70	53
Income tax benefit	(40)	(10)
Net income	$110	$63
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$29
Accounts receivable, less allowance for expected credit losses	112	192
Production fuel, at weighted average cost	27	30
Gas stored underground, at weighted average cost	5	25
Materials and supplies, at weighted average cost	121	113
Regulatory assets	71	77
Other	44	43
Total current assets	392	509
Property, plant and equipment, net	9,584	9,336
Other assets:
Regulatory assets	1,522	1,509
Deferred charges and other	42	53
Total other assets	1,564	1,562
Total assets	$11,540	$11,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$300	$300
Commercial paper	109	50
Accounts payable	193	263
Accounts payable to associated companies	39	47
Accrued taxes	78	77
Accrued interest	38	48
Regulatory liabilities	76	54
Other	72	89
Total current liabilities	905	928
Long-term debt, net (excluding current portion)	3,891	3,790
Other liabilities:
Deferred tax liabilities	1,171	1,179
Regulatory liabilities	485	492
Pension and other benefit obligations	45	46
Other	516	511
Total other liabilities	2,217	2,228
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,257	3,212
Retained earnings	1,237	1,216
Total Interstate Power and Light Company common equity	4,527	4,461
Total liabilities and equity	$11,540	$11,407

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$110	$63
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	115	96
Deferred tax benefit and tax credits	(30)	(5)
Other	(6)	(6)
Other changes in assets and liabilities:
Accounts receivable	(112)	(119)
Accounts payable	(21)	(7)
Other	3	54
Net cash flows from operating activities	59	76
Cash flows used for investing activities:
Construction and acquisition expenditures	(376)	(253)
Cash receipts on sold receivables	192	155
Other	(6)	(9)
Net cash flows used for investing activities	(190)	(107)
Cash flows from (used for) financing activities:
Common stock dividends	(89)	(50)
Capital contributions from parent	45	50
Net change in commercial paper	159	—
Other	(1)	(10)
Net cash flows from (used for) financing activities	114	(10)
Net decrease in cash, cash equivalents and restricted cash	(17)	(41)
Cash, cash equivalents and restricted cash at beginning of period	29	53
Cash, cash equivalents and restricted cash at end of period	$12	$12
Supplemental cash flows information:
Cash paid during the period for:
Interest	($58)	($32)
Income taxes, net	$—	($2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$81	$110
Beneficial interest obtained in exchange for securitized accounts receivable	$86	$184

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions)
Revenues:
Electric utility	$423	$399
Gas utility	122	97
Other	1	—
Total revenues	546	496
Operating expenses:
Electric production fuel and purchased power	108	96
Electric transmission service	50	49
Cost of gas sold	72	53
Other operation and maintenance	67	63
Depreciation and amortization	93	90
Taxes other than income taxes	14	14
Total operating expenses	404	365
Operating income	142	131
Other (income) and deductions:
Interest expense	43	41
Allowance for funds used during construction	(9)	(9)
Other	3	1
Total other (income) and deductions	37	33
Income before income taxes	105	98
Income tax expense (benefit)	(5)	6
Net income	$110	$92
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$51
Accounts receivable, less allowance for expected credit losses	235	220
Production fuel, at weighted average cost	26	24
Gas stored underground, at weighted average cost	11	30
Materials and supplies, at weighted average cost	70	69
Regulatory assets	101	133
Prepaid gross receipts tax	39	51
Other	40	57
Total current assets	533	635
Property, plant and equipment, net	8,937	8,861
Other assets:
Regulatory assets	580	555
Deferred charges and other	51	55
Total other assets	631	610
Total assets	$10,101	$10,106

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$212	$183
Accounts payable	155	209
Accrued interest	41	44
Regulatory liabilities	33	15
Other	85	94
Total current liabilities	526	545
Long-term debt, net	3,371	3,370
Other liabilities:
Deferred tax liabilities	828	865
Regulatory liabilities	489	467
Pension and other benefit obligations	92	102
Other	659	656
Total other liabilities	2,068	2,090
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,533
Retained earnings	1,537	1,502
Total Wisconsin Power and Light Company common equity	4,136	4,101
Total liabilities and equity	$10,101	$10,106

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$110	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	93	90
Other	(22)	(11)
Other changes in assets and liabilities:
Regulatory assets	6	29
Accounts payable	(24)	15
Regulatory liabilities	37	(18)
Deferred income taxes	(24)	(7)
Other	14	51
Net cash flows from operating activities	190	241
Cash flows used for investing activities:
Construction and acquisition expenditures	(178)	(225)
Other	(7)	12
Net cash flows used for investing activities	(185)	(213)
Cash flows used for financing activities:
Common stock dividends	(75)	(49)
Capital contributions from parent	—	55
Proceeds from issuance of long-term debt	—	297
Net change in commercial paper	29	(318)
Other	1	(9)
Net cash flows used for financing activities	(45)	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(40)	4
Cash, cash equivalents and restricted cash at beginning of period	51	7
Cash, cash equivalents and restricted cash at end of period	$11	$11
Supplemental cash flows information:
Cash paid during the period for:
Interest	($47)	($40)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$56	$91

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2024 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Tax-related	$1,011	$989	$884	$870	$127	$119
Asset retirement obligations	414	401	289	281	125	120
Pension and OPEB costs	312	315	156	157	156	158
Assets retired early	173	180	162	168	11	12
Commodity cost recovery	56	68	2	2	54	66
Derivatives	53	60	11	15	42	45
Non-service pension and OPEB costs	53	51	20	19	33	32
WPL’s Western Wisconsin gas distribution expansion investments	41	42	—	—	41	42
Other	161	168	69	74	92	94
	$2,274	$2,274	$1,593	$1,586	$681	$688

Derivatives - Refer to Note 10 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during the three months ended March 31, 2025, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Tax-related	$595	$582	$276	$286	$319	$296
Cost of removal obligations	341	347	201	205	140	142
Derivatives	61	53	31	29	30	24
Commodity cost recovery	40	17	27	12	13	5
Other	46	29	26	14	20	15
	$1,083	$1,028	$561	$546	$522	$482

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2025, IPL had no available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2025	2024
Maximum outstanding aggregate cash proceeds	$110	$79
Average outstanding aggregate cash proceeds	108	24

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2025	December 31, 2024
Customer accounts receivable	$139	$137
Unbilled utility revenues	72	108
Receivables sold to third party	211	245
Less: cash proceeds	110	70
Deferred proceeds	101	175
Less: allowance for expected credit losses	15	12
Fair value of deferred proceeds	$86	$163

As of March 31, 2025, outstanding receivables past due under the Receivables Agreement were $27 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2025	2024
Collections	$607	$557
Write-offs, net of recoveries	3	3

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2025	2024
ATC Holdings	($14)	($12)
Other	1	(3)
	($13)	($15)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2025	256,690,222
Shareowner Direct Plan	99,700
Equity-based compensation plans	86,377
Shares outstanding, March 31, 2025	256,876,299

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			213			213
Common stock dividends ($0.5075 per share)			(130)			(130)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other					1	1
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, March 31, 2025	$3	$3,066	$4,037	$—	($13)	$7,093
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			158			158
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		(3)			1	(2)
Other comprehensive income, net of tax				1		1
Ending balance, March 31, 2024	$3	$3,033	$3,791	$2	($12)	$6,817

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			110	110
Common stock dividends			(89)	(89)
Capital contributions from parent		45		45
Ending balance, March 31, 2025	$33	$3,257	$1,237	$4,527
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			63	63
Common stock dividends			(50)	(50)
Capital contributions from parent		50		50
Ending balance, March 31, 2024	$33	$2,937	$1,067	$4,037

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			110	110
Common stock dividends			(75)	(75)
Ending balance, March 31, 2025	$66	$2,533	$1,537	$4,136
Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			92	92
Common stock dividends			(49)	(49)
Capital contributions from parent		55		55
Ending balance, March 31, 2024	$66	$2,533	$1,396	$3,995

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2025, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $550 million for Alliant Energy at the parent company level, $350 million for IPL and $400 million for WPL, within the $1.3 billion total commitment. Information regarding commercial paper classified as short-term debt was as follows (dollars in millions):

March 31, 2025	Alliant Energy	IPL	WPL
Amount outstanding	$678	$109	$212
Weighted average interest rates	4.6%	4.6%	4.6%
Available credit facility capacity (a)	$522	$141	$188

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2025	2024	2025	2024	2025	2024
Maximum amount outstanding (based on daily outstanding balances)	$678	$632	$127	$14	$224	$390
Average amount outstanding (based on daily outstanding balances)	$541	$487	$53	$1	$159	$255
Weighted average interest rates	4.5%	5.5%	4.6%	5.5%	4.5%	5.5%

(a)Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2025.

NOTE 6(b) Long-term Debt - In March 2025, AEF entered into a $300 million variable rate (5% as of March 31, 2025) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2026. This term loan credit agreement amended and restated the term loan credit agreement that expired in March 2025, and retired the $300 million variable rate term loan set forth therein. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million.

As of March 31, 2025, $100 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of the long-term single credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2025, this commercial paper balance had a 4.6% interest rate. In the second quarter of 2025, Alliant Energy’s and IPL’s commercial paper classified as long-term debt increased $50 million.

Convertible Senior Notes - As of March 31, 2025, the conditions allowing holders of Alliant Energy’s convertible senior notes due 2026 (the Notes) to convert their Notes were not met, and the Notes were classified as “Current maturities of long-term debt” on Alliant Energy’s balance sheet. As of March 31, 2025, the net carrying amount of the Notes was $572 million, with unamortized debt issuance costs of $3 million, and the estimated fair value (Level 2) of the Notes was $617 million. As of March 31, 2025, there were no shares of Alliant Energy’s common stock related to the potential conversion of the Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the Notes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2025	2024	2025	2024	2025	2024
Electric Utility:
Retail - residential	$323	$297	$155	$150	$168	$147
Retail - commercial	213	186	135	114	78	72
Retail - industrial	237	223	119	112	118	111
Wholesale	48	47	14	13	34	34
Bulk power and other	32	38	7	3	25	35
Total Electric Utility	853	791	430	392	423	399
Gas Utility:
Retail - residential	145	126	73	68	72	58
Retail - commercial	73	61	32	30	41	31
Retail - industrial	6	5	3	3	3	2
Transportation/other	16	13	10	7	6	6
Total Gas Utility	240	205	118	108	122	97
Other Utility:
Steam	10	12	10	12	—	—
Other utility	3	1	2	1	1	—
Total Other Utility	13	13	12	13	1	—
Non-Utility and Other:
Travero and other	22	22	—	—	—	—
Total Non-Utility and Other	22	22	—	—	—	—
Total revenues	$1,128	$1,031	$560	$513	$546	$496

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three months ended March 31, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Alliant Energy’s, IPL’s and WPL’s effective income tax rates were lower in the first quarter of 2025 compared to the same period in 2024 primarily due to the additional tax credits from renewable generation and energy storage projects placed in service in 2024 and/or expected to be placed in service in 2025.

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Overall income tax rate	(28%)	(7%)	(57%)	(19%)	(5%)	6%

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2025, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2045	$336	$7	$1
Federal tax credits	2033-2045	701	473	215

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

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2025	2024	2025	2024
Service cost	$1	$1	$—	$—
Interest cost	11	11	2	2
Expected return on plan assets	(13)	(13)	(1)	(1)
Amortization of actuarial loss	6	6	—	—
	$5	$5	$1	$1

	Defined Benefit Pension Plans		OPEB Plans
IPL	2025	2024	2025	2024
Service cost	$1	$1	$—	$—
Interest cost	5	5	1	1
Expected return on plan assets	(6)	(7)	(1)	(1)
Amortization of actuarial loss	2	2	—	—
	$2	$1	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2025	2024	2025	2024
Interest cost	$5	$5	$1	$1
Expected return on plan assets	(6)	(6)	—	—
Amortization of actuarial loss	3	3	—	—
	$2	$2	$1	$1

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Compensation expense	$4	$4	$2	$2	$2	$2
Income tax benefits	1	1	1	1	—	—
As of March 31, 2025, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $22 million, $11 million and $10 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2025, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	78,689	$69.33
Performance shares (net income and environmental metrics)	89,930	61.62
Restricted stock units	82,641	61.62

As of March 31, 2025, 408,289 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of March 31, 2025, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and financial transmission rights (FTRs) that were accounted for as commodity derivative instruments were as follows (units in thousands; megawatt-hour (MWh); dekatherm (Dth)):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,883	2025-2026	4,080	2025	158,493	2025-2032	1,890	2025
IPL	544	2025-2026	1,432	2025	67,874	2025-2030	—	—
WPL	1,339	2025-2026	2,648	2025	90,619	2025-2032	1,890	2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current derivative assets	$44	$41	$26	$29	$18	$12
Non-current derivative assets	26	34	14	19	12	15
Current derivative liabilities	16	26	6	11	10	15
Non-current derivative liabilities	36	32	4	2	32	30

Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2025 and December 31, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2025
Derivative assets	$70	$59	$40	$35	$30	$24
Derivative liabilities	52	41	10	5	42	36
December 31, 2024
Derivative assets	75	64	48	43	27	21
Derivative liabilities	58	47	13	8	45	39

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

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$52	$52	$—	$—	$52
Commodity derivatives	70	—	59	11	70	75	—	48	27	75
Interest rate derivatives	—	—	—	—	—	1	—	1	—	1
Deferred proceeds	86	—	—	86	86	163	—	—	163	163
Liabilities:
Commodity derivatives	52	—	50	2	52	58	—	56	2	58
Long-term debt (incl. current maturities)	9,951	—	9,526	—	9,526	9,848	—	9,577	—	9,577

IPL	March 31, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$9	$9	$—	$—	$9
Commodity derivatives	40	—	29	11	40	48	—	26	22	48
Deferred proceeds	86	—	—	86	86	163	—	—	163	163
Liabilities:
Commodity derivatives	10	—	8	2	10	13	—	11	2	13
Long-term debt (incl. current maturities)	4,191	—	3,891	—	3,891	4,090	—	3,736	—	3,736

WPL	March 31, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$43	$43	$—	$—	$43
Commodity derivatives	30	—	30	—	30	27	—	22	5	27
Liabilities:
Commodity derivatives	42	—	42	—	42	45	—	45	—	45
Long-term debt	3,371	—	3,221	—	3,221	3,370	—	3,170	—	3,170

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2025	2024	2025	2024
Beginning balance, January 1	$25	$24	$163	$216
Total net losses included in changes in net assets (realized/unrealized)	(2)	(3)	—	—
Settlements (a)	(14)	(14)	(77)	(32)
Ending balance, March 31	$9	$7	$86	$184
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($2)	($3)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2025	2024	2025	2024
Beginning balance, January 1	$20	$19	$163	$216
Total net losses included in changes in net assets (realized/unrealized)	—	(4)	—	—
Settlements (a)	(11)	(10)	(77)	(32)
Ending balance, March 31	$9	$5	$86	$184
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	$—	($4)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2025	2024
Beginning balance, January 1	$5	$5
Total net gains (losses) included in changes in net assets (realized/unrealized)	(2)	1
Settlements	(3)	(4)
Ending balance, March 31	$—	$2
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	($2)	$1

(a)Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for expected credit losses associated with the receivables sold and cash amounts received from the receivables sold.

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2025	($1)	$10	($1)	$10	$—	$—
December 31, 2024	—	25	—	20	—	5

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of energy storage, and improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility. At March 31, 2025, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $301 million, $136 million and $163 million, respectively.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2025, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$872	$500	$372
Coal	112	62	50
Other (a)	130	59	33
	$1,114	$621	$455

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2025.

NOTE 12(c) Guarantees and Indemnifications -
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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of March 31, 2025, the currently known partnership obligations for the abandonment obligations are estimated at $54 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of March 31, 2025 and December 31, 2024.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $43 million as of March 31, 2025 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2025 and December 31, 2024.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of March 31, 2025, IPL and WPL provided indemnifications associated with $193 million and $121 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of March 31, 2025, IPL’s and WPL’s related guarantees were approximately $6 million and $15 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of March 31, 2025.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2025, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$8	-	$30	$6	-	$19	$2	-	$11
Current and non-current environmental liabilities	$13			$8			$5

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

NOTE 13. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments, which represents the services provided to their customers, and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended March 31, 2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$430	$423	$853	N/A	$853
Gas utility revenues	118	122	240	N/A	240
Other revenues	12	1	13	$22	35
Total revenues	560	546	1,106	22	1,128
Electric production fuel and purchased power expense	67	108	175	N/A	175
Electric transmission service expense	108	50	158	N/A	158
Cost of gas sold expense	65	72	137	N/A	137
Other operation and maintenance expense	82	67	149	11	160
Other segment items:
Depreciation and amortization expense	115	93	208	3	211
Interest expense	47	43	90	29	119
Equity income from unconsolidated investments, net	—	—	—	(13)	(13)
Income tax benefit	(40)	(5)	(45)	(2)	(47)
Other (a)	6	8	14	1	15
Net income (loss)	110	110	220	(7)	213
Total assets	11,540	10,101	21,641	1,210	22,851
Investments in equity method subsidiaries	5	17	22	611	633
Construction and acquisition expenditures	376	178	554	28	582

	Utility
			Total		Alliant
Three Months Ended March 31, 2024 (amounts may not foot due to rounding)			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$392	$399	$791	N/A	$791
Gas utility revenues	108	97	205	N/A	205
Other revenues	13	—	13	$22	35
Total revenues	513	496	1,009	22	1,031
Electric production fuel and purchased power expense	67	96	163	N/A	163
Electric transmission service expense	103	49	152	N/A	152
Cost of gas sold expense	60	53	113	N/A	114
Other operation and maintenance expense	86	63	149	11	160
Other segment items:
Depreciation and amortization expense	96	90	186	3	189
Interest expense	42	41	83	24	107
Equity income from unconsolidated investments, net	—	—	—	(15)	(15)
Income tax expense (benefit)	(10)	6	(4)	(6)	(10)
Other (a)	6	6	12	2	13
Net income	63	92	155	3	158
Total assets	10,532	9,581	20,113	1,135	21,248
Investments in equity method subsidiaries	5	16	21	573	594
Construction and acquisition expenditures	253	225	478	32	510

(a)Other segment items for each reportable segment include allowance for funds used during construction, taxes other than income taxes, interest income, and other miscellaneous income and deductions.

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

	IPL		WPL
	2025	2024	2025	2024
Corporate Services billings	$47	$43	$47	$40
Sales credited	1	—	22	22
Purchases billed	93	96	19	7

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Net payables to Corporate Services	$125	$135	$74	$64

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2025	2024
ATC billings to WPL	$38	$37
WPL billings to ATC	6	3

WPL owed ATC net amounts of $10 million as of March 31, 2025 and $10 million as of December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2024 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2025 HIGHLIGHTS

Key highlights since the filing of the 2024 Form 10-K include the following:

Customer Investments:
•Over the next six years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,500 MW of new natural gas resources, approximately 1,200 MW of new wind generation, approximately 800 MW of new energy storage, refurbishments at approximately 500 MW of existing wind farms, improvements of approximately 280 MW at existing natural gas-fired EGUs, and the conversion of existing coal-fired EGUs to natural gas. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2025 through 2028 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects are as follows:
•In February 2025, WPL filed a certificate of authority application with the PSCW for approval to construct a 2 billion cubic feet, or 25 million gallon, liquified natural gas facility in Rock County, Wisconsin. A decision from the PSCW is currently expected in the second quarter of 2026.
•In April 2025, the PSCW issued an order authorizing WPL to construct, own and operate a 17.5 MW natural gas-fired EGU using Reciprocating Internal Combustion Engine (RICE) technology, at the site of its Riverside Energy Center in Rock County, Wisconsin.

•In April 2025, WPL filed a certificate of authority application with the PSCW for approval to construct, own and operate the Bent Tree North EGU, an approximate 153 MW wind farm in Freeborn County, Minnesota, which would be eligible for production tax credits under the Inflation Reduction Act of 2022. A decision from the PSCW is currently expected in the second quarter of 2026.
•In April 2025, IPL filed a certificate of public convenience, use and necessity application with the IUC for approval to construct, own and operate up to 150 MW of energy storage at the site of its retired Lansing Generating Station in Iowa, which would be eligible for investment tax credits under the Inflation Reduction Act of 2022. A decision from the IUC is currently expected in the fourth quarter of 2025.
•In May 2025, the PSCW issued an order authorizing WPL to refurbish the Bent Tree wind farm, which would be eligible for production tax credits under the Inflation Reduction Act of 2022.
•In May 2025, IPL filed a certificate of public convenience, use and necessity application with the IUC for approval to construct, own and operate up to 75 MW of energy storage at the site of its Golden Plains wind farm in Iowa, which would be eligible for investment tax credits under the Inflation Reduction Act of 2022. A decision from the IUC is currently expected in the fourth quarter of 2025.
•In April 2025, WPL submitted an application to the U.S. Army Corps of Engineers for up to $45 million in loans through the Corps Water Infrastructure Financing Program. If finalized, such loans would provide low interest financing for various proposed safety projects at WPL’s Kilbourn and Prairie du Sac hydro EGUs.

Rate Matters:
•In March 2025, WPL filed a retail electric and gas rate review with the PSCW for the 2026/2027 forward-looking Test Period. The key drivers for the filing include revenue requirement impacts of increasing electric and gas rate base, including wind refurbishment projects, energy storage, existing natural gas-fired EGU improvements, solar generation costs incurred that exceed the construction cost estimates previously approved by the PSCW, and electric and gas distribution investments. The filing requested approval for WPL to implement increases in annual rates for its retail electric and gas customers of $120 million and $9 million in 2026, respectively, with any granted rate changes expected to be effective on January 1, 2026. WPL’s filing also requested approval to implement an additional increase in annual rates for its retail electric and gas customers of $82 million and $5 million in 2027, respectively, with any granted rate changes expected to be effective on January 1, 2027. WPL also requested a return on common equity of 9.9% and to implement a common equity component of its regulatory capital structure of 55.5% in 2026 and 55.3% in 2027. WPL’s filing also requested an extension, with certain modifications, of its current earnings sharing mechanism through 2027, including deferral of a portion of its earnings if its annual regulatory return on common equity exceeds 10.15% during the 2026/2027 Test Period (deferral of 50% of its excess earnings between 10.15% and 10.65%, and 100% of any excess earnings above 10.65%). A decision from the PSCW is currently expected by the end of 2025.

Growing Customer Demand:
•WPL has entered into an electric service agreement with a new customer, who currently expects to build a data center at the Beaver Dam Commerce Park in Beaver Dam, Wisconsin in WPL’s service territory. The actual timing and amount of increases in WPL’s load are subject to various factors, including interconnections and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load. IPL’s and WPL’s currently executed electric service agreements include aggregate, maximum demands of approximately 2.1 gigawatts.
•In February 2025 and April 2025, IPL and WPL filed requests with the IUC and PSCW, respectively, for approval of the individual customer rates associated with certain of the data centers expected to be constructed in their service territories. Decisions from the IUC and PSCW are currently expected by the end of the third quarter of 2025.

Environmental Matters:
•In March 2025, the EPA announced it expects to initiate a formal reconsideration of various environmental regulations and programs, including Clean Air Act Sections 111(b) and 111(d), the Cross-State Air Pollution Rule and Effluent Limitation Guidelines. The EPA also expects to expedite review of state programs to delegate implementation of the Coal Combustion Residuals Rule and reconsider compliance deadlines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation.

Financings:
•Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt in 2025.

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

	2025		2024
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$225	$0.87	$159	$0.62
ATC Holdings	10	0.04	9	0.04
Non-utility and Parent	(22)	(0.08)	(10)	(0.04)
Alliant Energy Consolidated	$213	$0.83	$158	$0.62

Alliant Energy’s Utilities and Corporate Services net income increased by $66 million for the three-month period, primarily due to higher revenue requirements from IPL’s and WPL’s capital investments, estimated temperature impacts on retail electric and gas sales and the timing of income tax expense. These items were partially offset by higher depreciation and financing expenses.

Alliant Energy’s Non-utility and Parent net income decreased $12 million for the three-month period, primarily due to higher financing expense and the timing of income tax expense.

Net Income Variances - The following items contributed to increased (decreased) net income for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$62	$38	$24
Changes in gas utility (Refer to details below)	35	10	25
Changes in other utility	—	(1)	1
Changes in total revenues	97	47	50
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	(12)	—	(12)
Changes in electric transmission service	(6)	(5)	(1)
Changes in cost of gas sold (Refer to details below)	(23)	(5)	(19)
Changes in other operation and maintenance	—	4	(4)
Changes in depreciation and amortization (Higher primarily due to solar generation placed in service in 2024 and updated electric depreciation rates for IPL effective October 1, 2024)	(22)	(19)	(3)
Changes in taxes other than income taxes	1	1	—
Changes in total operating expenses	(62)	(24)	(39)
Changes in operating income	35	23	11
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024)	(12)	(5)	(2)
Changes in equity income from unconsolidated investments, net (Refer to Note 4 for details)	(2)	—	—
Changes in allowance for funds used during construction	(1)	(1)	—
Changes in Other	(2)	—	(2)
Changes in total other income and deductions	(17)	(6)	(4)
Changes in income before income taxes	18	17	7
Changes in income taxes (Refer to Note 8 for details)	37	30	11
Changes in net income	$55	$47	$18

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and megawatt-hour (MWh) and dekatherm (Dth) sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Retail	$773	$706	6,174	5,989	$224	$192	23,822	20,117
Sales for resale:
Wholesale	48	47	691	679	N/A	N/A	N/A	N/A
Bulk power and other	26	21	1,378	1,670	N/A	N/A	N/A	N/A
Transportation/Other	6	17	14	15	16	13	31,006	33,908
	$853	$791	8,257	8,353	$240	$205	54,828	54,025

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Retail	$409	$376	3,439	3,365	$108	$101	11,772	10,205
Sales for resale:
Wholesale	14	13	182	182	N/A	N/A	N/A	N/A
Bulk power and other	1	(3)	396	324	N/A	N/A	N/A	N/A
Transportation/Other	6	6	8	8	10	7	12,071	11,695
	$430	$392	4,025	3,879	$118	$108	23,843	21,900

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Retail	$364	$330	2,735	2,624	$116	$91	12,050	9,912
Sales for resale:
Wholesale	34	34	509	497	N/A	N/A	N/A	N/A
Bulk power and other	25	24	982	1,346	N/A	N/A	N/A	N/A
Transportation/Other	—	11	6	7	6	6	18,935	22,213
	$423	$399	4,232	4,474	$122	$97	30,985	32,125

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 3% for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to changes in temperatures and increased sales volumes at WPL’s commercial and industrial customers. Alliant Energy’s retail gas sales volumes increased 18% for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric			Gas
	2025	2024	Change	2025	2024	Change
IPL	($3)	($9)	$6	($2)	($6)	$4
WPL	(3)	(10)	7	(1)	(5)	4
Total Alliant Energy	($6)	($19)	$13	($3)	($11)	$8

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements (a)(b)	$108	$93	$15
Estimated changes in sales volumes caused by temperatures	13	6	7
Higher revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below)	12	—	12
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (a)	(51)	(51)	—
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in income taxes) (a)	(17)	(17)	—
Changes in WPL electric fuel-related costs, net of recoveries (c)	(5)	—	(5)
Other	2	7	(5)
	$62	$38	$24

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $185 million for IPL’s retail electric customers, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing electric rate base including investments in solar generation, updated depreciation rates, and certain incremental costs incurred resulting from the 2020 derecho windstorm. In addition, effective October 1, 2024, IPL’s renewable energy rider was discontinued, and certain production tax credits are credited to IPL’s retail electric customers through IPL’s fuel-related cost recovery mechanism. Credits on IPL’s customers’ bills have been and are expected to be offset by a reduction in income tax expense.
(b)In December 2023, the PSCW issued an order authorizing an annual base rate increase of $60 million for WPL’s retail electric customers, covering the 2025 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base including investments in solar generation and energy storage.
(c)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately ($4) million and $1 million for the three months ended March 31, 2025 and 2024, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$24	$5	$19
Estimated changes in sales volumes caused by temperatures	8	4	4
Higher revenue requirements (a)	4	4	—
Other	(1)	(3)	2
	$35	$10	$25

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Lower (higher) purchased power expense (a)	($14)	$2	($16)
Other	2	(2)	4
	($12)	$—	($12)

(a)Purchased power expense increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to higher prices of electricity purchased at WPL.

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher retail gas volumes	($12)	($5)	($7)
Changes in the regulatory recovery of gas costs	(12)	—	(12)
Other	1	—	—
	($23)	($5)	($19)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - In 2025 through 2028, Alliant Energy currently expects to issue up to $1.3 billion of common stock in aggregate through one or more equity offerings and up to $25 million of common stock annually through its Shareowner Direct Plan. For the remainder of 2025, IPL and WPL currently expect to issue up to $1.0 billion and $300 million, respectively, of long-term debt, and AEF and/or Alliant Energy at the parent company level expect to issue up to $1.3 billion of long-term debt in aggregate. IPL has $300 million of long-term debt maturing in 2025.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2024 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2025, Alliant Energy had $25 million of cash and cash equivalents, $522 million ($193 million at the parent company, $141 million at IPL and $188 million at WPL) of available capacity under the single revolving credit facility and no available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Financial capital structures at March 31, 2025 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Cash, cash equivalents and restricted cash, January 1	$81	$63	$29	$53	$51	$7
Cash flows from (used for):
Operating activities	249	307	59	76	190	241
Investing activities	(404)	(353)	(190)	(107)	(185)	(213)
Financing activities	99	18	114	(10)	(45)	(24)
Net increase (decrease)	(56)	(28)	(17)	(41)	(40)	4
Cash, cash equivalents and restricted cash, March 31	$25	$35	$12	$12	$11	$11

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Lower collections from IPL’s retail customers due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism	($51)	($51)	$—
Changes in interest payments	(42)	(26)	(7)
Lower collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider	(17)	(17)	—
Higher collections from IPL’s and WPL’s retail electric and IPL’s gas base rate increases	112	97	15
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	21	10	11
Other (primarily due to other changes in working capital)	(81)	(30)	(70)
	($58)	($17)	($51)

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($76)	($123)	$47
Changes in the amount of cash receipts on sold receivables	37	37	—
Other	(12)	3	(19)
	($51)	($83)	$28

(a)Largely due to higher expenditures for IPL’s energy storage, partially offset by lower expenditures for IPL’s and WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions and the impact of tariffs, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. Construction and acquisition expenditures for 2025 through 2028 are currently anticipated as follows (in millions), which are focused on adding generation to meet growing customer demand for electricity, including expected future data center growth from currently executed electric service agreements, and strengthening the resiliency and reliability of the electric grid, and include renewable generation and energy storage projects, dispatchable gas generation projects, and converting certain coal-fired EGUs to natural gas. Alliant Energy, IPL and WPL are currently evaluating the impact of tariffs and the impact of additional potential large load growth customers on their resource plans and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable.

	Alliant Energy				IPL				WPL
	2025	2026	2027	2028	2025	2026	2027	2028	2025	2026	2027	2028
Generation:
Renewables and energy storage projects	$995	$895	$1,125	$1,160	$675	$480	$580	$660	$320	$415	$545	$500
Gas projects	460	740	1,025	885	240	320	615	645	170	385	410	240
Other	145	135	70	65	65	60	30	15	80	75	40	50
Distribution:
Electric systems	595	625	600	580	325	265	250	255	270	360	350	325
Gas systems	100	130	160	105	55	70	90	40	45	60	70	65
Other	215	230	225	245	45	35	45	50	35	30	35	25
	$2,510	$2,755	$3,205	$3,040	$1,405	$1,230	$1,610	$1,665	$920	$1,325	$1,450	$1,205

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Net changes in the amount of commercial paper outstanding	$361	$159	$347
Lower payments to retire long-term debt	300	—	—
Lower net proceeds from issuance of long-term debt	(597)	—	(297)
Higher common stock dividends	(7)	(39)	(26)
Lower capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(5)	(55)
Other	24	9	10
	$81	$124	($21)

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2025. Refer to “Results of Operations” for discussion of expected future issuances of common stock in 2025.

Long-term Debt - Refer to Note 6(b) for discussion of commercial paper classified as long-term debt and AEF’s term loan credit agreements. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt in 2025.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In March 2025, Standard & Poor’s Ratings Services changed certain Alliant Energy, IPL and WPL credit ratings and outlooks, which are not expected to have a material impact on Alliant Energy’s, IPL’s and WPL’s liquidity or collateral obligations, and the current credit ratings and outlooks are as follows:

Standard & Poor’s Ratings Services
Alliant Energy:	Corporate/issuer	BBB+
	Commercial paper	A-2
	Senior unsecured long-term debt	BBB
	Outlook	Stable
IPL:	Corporate/issuer	BBB+
	Commercial paper	A-2
	Senior unsecured long-term debt	BBB+
	Outlook	Stable
WPL:	Corporate/issuer	A-
	Commercial paper	A-2
	Senior unsecured long-term debt	A-
	Outlook	Stable

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2024 Form 10-K and has not changed materially from the items reported in the 2024 Form 10-K, except for the items described in Notes 3, 6 and 12.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2024 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2025 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2025.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2024 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2025 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	6,526	$56.67	—	N/A
February 1 through February 28	2,848	61.68	—	N/A
March 1 through March 31	371	64.57	—	N/A
	9,745	58.43	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended March 31, 2025, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
10.1
Second Amended and Restated Term Loan Credit Agreement, dated as of March 3, 2025, among AEF, Alliant Energy, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 3, 2025 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2025.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Dylan M. Syse	Chief Accounting Officer and Controller
Dylan M. Syse	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Dylan M. Syse	Chief Accounting Officer and Controller
Dylan M. Syse	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Dylan M. Syse	Chief Accounting Officer and Controller
Dylan M. Syse	(Principal Accounting Officer and Authorized Signatory)

