Form 10-Q
period 2025-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2025-08-08
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2025:
Alliant Energy Corporation, Common Stock, $0.01 par value, 256,969,227 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of generation projects including such costs that are incurred prior to regulatory approval or exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to EGUs that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, the impact of rate design on current and potential customers and demand for energy in their service territories, and the ability to obtain regulatory approval with acceptable conditions for individual customer rates for large load growth customers;
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
•the ability to achieve the expected level of tax benefits for renewable generation and energy storage projects based on tax guidelines, timely beginning of construction and in-service dates, sourcing permissible amounts of construction support from entities with ties to certain foreign countries, compliance with prevailing wage and apprenticeship requirements, project costs and the level of electricity output generated by qualifying generating facilities, and the ability to efficiently utilize the renewable generation and energy storage project tax benefits to achieve IPL’s authorized rate of return and for the benefit of IPL’s and WPL’s customers;
•federal and state regulatory or governmental actions, including the impact of legislation, Treasury regulations, executive orders, interpretations and guidance, and changes in public policy, including changes impacting renewable tax credits;
•the ability to utilize tax credits generated to date, and those that may be generated in the future, before they expire, as well as the ability to transfer tax credits that may be generated in the future at adequate pricing;
•the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, and changes impacting the availability of and ability to transfer renewable tax credits, including preserving the qualification of any future tax credits;
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
•issues associated with environmental remediation and environmental compliance, including compliance with all current environmental and emissions laws, regulations and permits and future changes in environmental laws and regulations, including the Coal Combustion Residuals Rule, Cross-State Air Pollution Rule and federal, state or local regulations for emissions reductions, including greenhouse gases (GHG), from new and existing fossil-fueled EGUs under the Clean Air Act, and litigation associated with environmental requirements;
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
•issues related to the availability and operations of EGUs and energy storage facilities, including start-up risks, breakdown or failure of equipment, fires, availability of warranty coverage and successful resolution of warranty issues or contract disputes for equipment breakdowns or failures, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental operating, capacity, fuel-related and capital costs through rates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues:
Electric utility	$851	$789	$1,703	$1,580
Gas utility	76	69	316	273
Other utility	11	10	25	24
Non-utility	23	26	44	48
Total revenues	961	894	2,088	1,925
Operating expenses:
Electric production fuel and purchased power	150	138	325	301
Electric transmission service	151	147	308	300
Cost of gas sold	30	25	167	139
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—	60
Other	168	177	327	336
Depreciation and amortization	208	188	420	376
Taxes other than income taxes	31	29	62	61
Total operating expenses	738	764	1,609	1,573
Operating income	223	130	479	352
Other (income) and deductions:
Interest expense	124	108	243	215
Equity income from unconsolidated investments, net	(10)	(15)	(23)	(31)
Allowance for funds used during construction	(23)	(19)	(41)	(38)
Other	1	2	4	4
Total other (income) and deductions	92	76	183	150
Income before income taxes	131	54	296	202
Income tax benefit	(43)	(33)	(91)	(43)
Net income attributable to Alliant Energy common shareowners	$174	$87	$387	$245
Weighted average number of common shares outstanding:
Basic	256.9	256.4	256.8	256.3
Diluted	257.3	256.7	257.3	256.6
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.68	$0.34	$1.51	$0.96
Diluted	$0.68	$0.34	$1.50	$0.95

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$329	$81
Accounts receivable, less allowance for expected credit losses	518	427
Production fuel, at weighted average cost	52	54
Gas stored underground, at weighted average cost	31	55
Materials and supplies, at weighted average cost	195	186
Regulatory assets	164	210
Other	185	171
Total current assets	1,474	1,184
Property, plant and equipment, net	19,376	18,701
Investments:
ATC Holdings	440	415
Other	226	224
Total investments	666	639
Other assets:
Regulatory assets	2,123	2,064
Deferred charges and other	111	126
Total other assets	2,234	2,190
Total assets	$23,750	$22,714

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,373	$1,171
Commercial paper	292	558
Accounts payable	497	532
Regulatory liabilities	71	69
Other	346	385
Total current liabilities	2,579	2,715
Long-term debt, net (excluding current portion)	9,642	8,677
Other liabilities:
Deferred tax liabilities	2,198	2,188
Regulatory liabilities	1,017	959
Pension and other benefit obligations	202	224
Other	967	947
Total other liabilities	4,384	4,318
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 256,969,227 and 256,690,222 shares outstanding	3	3
Additional paid-in capital	3,075	3,060
Retained earnings	4,080	3,954
Accumulated other comprehensive income	—	1
Shares in deferred compensation trust - 356,799 and 372,116 shares at a weighted average cost of $37.77 and $36.56 per share	(13)	(14)
Total Alliant Energy Corporation common equity	7,145	7,004
Total liabilities and equity	$23,750	$22,714

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$387	$245
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	420	376
Deferred tax benefit and tax credits	(100)	(47)
Asset valuation charge for IPL’s Lansing Generating Station	—	60
Other	(1)	(4)
Other changes in assets and liabilities:
Accounts receivable	(289)	(242)
Accounts payable	(12)	75
Regulatory liabilities	71	(12)
Deferred income taxes (a)	86	86
Other	(70)	25
Net cash flows from operating activities	492	562
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(976)	(870)
Other	(89)	(90)
Cash receipts on sold receivables	198	306
Proceeds from sales of partial ownership interests in West Riverside	—	123
Other	(27)	(2)
Net cash flows used for investing activities	(894)	(533)
Cash flows from financing activities:
Common stock dividends	(261)	(246)
Proceeds from issuance of long-term debt	1,162	969
Payments to retire long-term debt	—	(305)
Net change in commercial paper	(266)	(423)
Other	15	6
Net cash flows from financing activities	650	1
Net increase in cash, cash equivalents and restricted cash	248	30
Cash, cash equivalents and restricted cash at beginning of period	81	63
Cash, cash equivalents and restricted cash at end of period	$329	$93
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($239)	($207)
Income taxes, net (a)	$91	$89
Significant non-cash investing and financing activities:
Accrued capital expenditures	$204	$272
Beneficial interest obtained in exchange for securitized accounts receivable	$235	$171
(a)2025 and 2024 include $97 million and $99 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Electric utility	$418	$404	$848	$795
Gas utility	40	40	158	148
Steam and other	11	9	24	23
Total revenues	469	453	1,030	966
Operating expenses:
Electric production fuel and purchased power	40	48	107	116
Electric transmission service	100	99	207	202
Cost of gas sold	17	17	81	77
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—	60
Other	84	102	169	187
Depreciation and amortization	115	97	230	193
Taxes other than income taxes	15	14	29	30
Total operating expenses	371	437	823	865
Operating income	98	16	207	101
Other (income) and deductions:
Interest expense	52	42	99	84
Allowance for funds used during construction	(13)	(11)	(22)	(21)
Other	(2)	—	(2)	—
Total other (income) and deductions	37	31	75	63
Income (loss) before income taxes	61	(15)	132	38
Income tax benefit	(37)	(33)	(77)	(43)
Net income	$98	$18	$209	$81
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204	$29
Accounts receivable, less allowance for expected credit losses	270	192
Production fuel, at weighted average cost	24	30
Gas stored underground, at weighted average cost	11	25
Materials and supplies, at weighted average cost	117	113
Regulatory assets	82	77
Other	72	43
Total current assets	780	509
Property, plant and equipment, net	9,821	9,336
Other assets:
Regulatory assets	1,533	1,509
Deferred charges and other	46	53
Total other assets	1,579	1,562
Total assets	$12,180	$11,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$300	$300
Commercial paper	—	50
Accounts payable	290	263
Accounts payable to associated companies	48	47
Accrued taxes	54	77
Accrued interest	50	48
Regulatory liabilities	47	54
Other	77	89
Total current liabilities	866	928
Long-term debt, net (excluding current portion)	4,384	3,790
Other liabilities:
Deferred tax liabilities	1,230	1,179
Regulatory liabilities	496	492
Pension and other benefit obligations	43	46
Other	526	511
Total other liabilities	2,295	2,228
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,357	3,212
Retained earnings	1,245	1,216
Total Interstate Power and Light Company common equity	4,635	4,461
Total liabilities and equity	$12,180	$11,407

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$209	$81
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	230	193
Deferred tax benefit and tax credits	(59)	(35)
Asset valuation charge for IPL’s Lansing Generating Station	—	60
Other	(14)	7
Other changes in assets and liabilities:
Accounts receivable	(273)	(251)
Regulatory assets	(47)	(1)
Deferred income taxes (a)	98	92
Other	(36)	1
Net cash flows from operating activities	108	147
Cash flows used for investing activities:
Construction and acquisition expenditures	(628)	(500)
Cash receipts on sold receivables	198	306
Other	(11)	(15)
Net cash flows used for investing activities	(441)	(209)
Cash flows from financing activities:
Common stock dividends	(180)	(100)
Capital contributions from parent	145	125
Proceeds from issuance of long-term debt	594	—
Net change in commercial paper	(50)	—
Other	(1)	(7)
Net cash flows from financing activities	508	18
Net increase (decrease) in cash, cash equivalents and restricted cash	175	(44)
Cash, cash equivalents and restricted cash at beginning of period	29	53
Cash, cash equivalents and restricted cash at end of period	$204	$9
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($97)	($85)
Income taxes, net (a)	$68	$92
Significant non-cash investing and financing activities:
Accrued capital expenditures	$149	$119
Beneficial interest obtained in exchange for securitized accounts receivable	$235	$171

(a)2025 and 2024 include $73 million and $71 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Electric utility	$433	$385	$855	$785
Gas utility	36	29	158	125
Other	—	1	1	1
Total revenues	469	415	1,014	911
Operating expenses:
Electric production fuel and purchased power	110	90	218	186
Electric transmission service	51	49	101	98
Cost of gas sold	13	8	86	62
Other operation and maintenance	72	67	137	128
Depreciation and amortization	90	87	183	178
Taxes other than income taxes	15	14	29	28
Total operating expenses	351	315	754	680
Operating income	118	100	260	231
Other (income) and deductions:
Interest expense	43	41	86	82
Allowance for funds used during construction	(10)	(8)	(19)	(17)
Other	3	—	5	2
Total other (income) and deductions	36	33	72	67
Income before income taxes	82	67	188	164
Income tax expense (benefit)	(5)	3	(10)	8
Net income	$87	$64	$198	$156
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10	$51
Accounts receivable, less allowance for expected credit losses	234	220
Production fuel, at weighted average cost	28	24
Gas stored underground, at weighted average cost	20	30
Materials and supplies, at weighted average cost	71	69
Regulatory assets	82	133
Prepaid gross receipts tax	49	51
Other	68	57
Total current assets	562	635
Property, plant and equipment, net	9,032	8,861
Other assets:
Regulatory assets	590	555
Deferred charges and other	52	55
Total other assets	642	610
Total assets	$10,236	$10,106

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$292	$183
Accounts payable	158	209
Accrued interest	45	44
Regulatory liabilities	24	15
Other	81	94
Total current liabilities	600	545
Long-term debt, net	3,371	3,370
Other liabilities:
Deferred tax liabilities	818	865
Regulatory liabilities	521	467
Pension and other benefit obligations	88	102
Other	658	656
Total other liabilities	2,085	2,090
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,533	2,533
Retained earnings	1,581	1,502
Total Wisconsin Power and Light Company common equity	4,180	4,101
Total liabilities and equity	$10,236	$10,106

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$198	$156
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	183	178
Deferred tax benefit and tax credits	(43)	(20)
Other	(4)	(4)
Other changes in assets and liabilities:
Accounts receivable	(33)	10
Regulatory assets	18	44
Accounts payable	(9)	41
Regulatory liabilities	65	5
Other	(38)	(19)
Net cash flows from operating activities	337	391
Cash flows used for investing activities:
Construction and acquisition expenditures	(348)	(370)
Proceeds from sales of partial ownership interests in West Riverside	—	123
Other	(14)	—
Net cash flows used for investing activities	(362)	(247)
Cash flows used for financing activities:
Common stock dividends	(119)	(98)
Capital contributions from parent	—	55
Proceeds from issuance of long-term debt	—	297
Net change in commercial paper	109	(318)
Other	(6)	(7)
Net cash flows used for financing activities	(16)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41)	73
Cash, cash equivalents and restricted cash at beginning of period	51	7
Cash, cash equivalents and restricted cash at end of period	$10	$80
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($88)	($76)
Income taxes, net (a)	$8	($10)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$48	$146

(a)2025 and 2024 include $24 million and $28 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2024 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At June 30, 2025, cash and cash equivalents included money market fund investments and time deposits of $303 million and $194 million for Alliant Energy and IPL, respectively, with weighted average interest rates of 4%.

NOTE 1(c) Asset Retirement Obligations (AROs) - In the second quarter of 2024, substantially due to the enactment of the revised Coal Combustion Residuals Rule, Alliant Energy and IPL recorded a pre-tax non-cash charge of $20 million to “Other operation and maintenance” in their income statements for the AROs allocated to IPL’s steam business for its Prairie Creek Generating Station and the retired Sixth Street Generating Station as established in prior rate reviews.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Tax-related	$1,030	$989	$897	$870	$133	$119
AROs	427	401	296	281	131	120
Pension and OPEB costs	306	315	153	157	153	158
Assets retired early	167	180	157	168	10	12
Derivatives	57	60	14	15	43	45
Non-service pension and OPEB costs	54	51	20	19	34	32
Commodity cost recovery	49	68	10	2	39	66
WPL’s Western Wisconsin gas distribution expansion investments	40	42	—	—	40	42
Other	157	168	68	74	89	94
	$2,287	$2,274	$1,615	$1,586	$672	$688

Assets retired early - IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period filed with the IUC in October 2023 included a request for continued recovery of and a return on the remaining net book value of IPL’s Lansing Generating Station through 2037. In June 2024, IPL reached a partial non-unanimous settlement agreement with certain stakeholders, which the IUC subsequently approved in September 2024. The agreement included a return of the remaining net book value of Lansing, but did not include a return on the remaining net book value of Lansing. As a result, the return on the remaining net book value is no longer probable of recovery from IPL’s retail electric customers and in the second quarter of 2024, a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Tax-related	$611	$582	$275	$286	$336	$296
Cost of removal obligations	349	347	206	205	143	142
Derivatives	60	53	32	29	28	24
Other	68	46	30	26	38	20
	$1,088	$1,028	$543	$546	$545	$482

Tax-related - The increase in Alliant Energy’s and WPL’s tax-related regulatory liabilities was primarily due to tax benefits resulting from WPL electing investment tax credit treatment for certain energy storage facilities in 2025.

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Effective May 2025, the limit on cash proceeds under the Receivables Agreement was changed to $5 million. As of June 30, 2025, IPL had $4 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2025	2024	2025	2024
Maximum outstanding aggregate cash proceeds	$110	$110	$110	$110
Average outstanding aggregate cash proceeds	60	73	84	48

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2025	December 31, 2024
Customer accounts receivable	$135	$137
Unbilled utility revenues	114	108
Receivables sold to third party	249	245
Less: cash proceeds	1	70
Deferred proceeds	248	175
Less: allowance for expected credit losses	13	12
Fair value of deferred proceeds	$235	$163

As of June 30, 2025, outstanding receivables past due under the Receivables Agreement were $16 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2025	2024	2025	2024
Collections	$445	$456	$1,052	$1,013
Write-offs, net of recoveries	2	2	4	5

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2025	2024	2025	2024
ATC Holdings	($14)	($13)	($28)	($25)
Non-utility wind farm in Oklahoma	(3)	(2)	(4)	(3)
Corporate venture investments	7	—	11	(1)
Other	—	—	(2)	(2)
	($10)	($15)	($23)	($31)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2025	256,690,222
Shareowner Direct Plan	192,628
Equity-based compensation plans	86,377
Shares outstanding, June 30, 2025	256,969,227

At-the-Market Offering Program - In May 2025, Alliant Energy filed a prospectus supplement and executed a related distribution agreement, under which it may sell up to $1.3 billion in aggregate of its common stock through 2028 through an at-the-market offering program that includes an equity forward sales component. Alliant Energy expects to use proceeds from the issuance of common stock for general corporate purposes.

In the second quarter of 2025, Alliant Energy entered into forward sale agreements under its at-the-market offering program with various counterparties who borrowed and sold an aggregate of 2,913,023 shares of Alliant Energy common stock at an aggregate gross sales price of $179 million, including approximately $2 million in commissions, to the counterparties payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy expects to settle the forward sale agreements prior to December 31, 2026 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of June 30, 2025, the weighted-average forward price, net of commissions, was $60.84 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of June 30, 2025, Alliant Energy could have settled all of its outstanding forward sale agreements under the at-the-market offering program with physical delivery of 2,913,023 shares of Alliant Energy common stock to the counterparties in exchange for cash of $177 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. As of June 30, 2025, 26,986 incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$3	$3,066	$4,037	$—	($13)	$7,093
Net income attributable to Alliant Energy common shareowners			174			174
Common stock dividends ($0.5075 per share)			(131)			(131)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		3				3
Ending balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$3	$3,033	$3,791	$2	($12)	$6,817
Net income attributable to Alliant Energy common shareowners			87			87
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		3				3
Other comprehensive income, net of tax				1		1
Ending balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			387			387
Common stock dividends ($1.015 per share)			(261)			(261)
Shareowner Direct Plan issuances		12				12
Equity-based compensation plans and other		3			1	4
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			245			245
Common stock dividends ($0.96 per share)			(246)			(246)
Shareowner Direct Plan issuances		12				12
Equity-based compensation plans and other					1	1
Other comprehensive income, net of tax				2		2
Ending balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$33	$3,257	$1,237	$4,527
Net income			98	98
Common stock dividends			(90)	(90)
Capital contributions from parent		100		100
Ending balance, June 30, 2025	$33	$3,357	$1,245	$4,635
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$33	$2,937	$1,067	$4,037
Net income			18	18
Common stock dividends			(50)	(50)
Capital contributions from parent		75		75
Ending balance, June 30, 2024	$33	$3,012	$1,035	$4,080

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			209	209
Common stock dividends			(180)	(180)
Capital contributions from parent		145		145
Ending balance, June 30, 2025	$33	$3,357	$1,245	$4,635
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			81	81
Common stock dividends			(100)	(100)
Capital contributions from parent		125		125
Ending balance, June 30, 2024	$33	$3,012	$1,035	$4,080

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$66	$2,533	$1,537	$4,136
Net income			87	87
Common stock dividends			(43)	(43)
Ending balance, June 30, 2025	$66	$2,533	$1,581	$4,180
Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$66	$2,533	$1,396	$3,995
Net income			64	64
Common stock dividends			(49)	(49)
Ending balance, June 30, 2024	$66	$2,533	$1,411	$4,010

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			198	198
Common stock dividends			(119)	(119)
Ending balance, June 30, 2025	$66	$2,533	$1,581	$4,180
Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			156	156
Common stock dividends			(98)	(98)
Capital contributions from parent		55		55
Ending balance, June 30, 2024	$66	$2,533	$1,411	$4,010

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2025, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $550 million for Alliant Energy at the parent company level, $350 million for IPL and $400 million for WPL, within the $1.3 billion total commitment. Information regarding commercial paper and borrowings under the single credit facility classified as short-term debt was as follows (dollars in millions):

June 30, 2025	Alliant Energy	IPL	WPL
Amount outstanding	$292	$—	$292
Weighted average interest rates	4.6%	N/A	4.6%
Available credit facility capacity	$1,008	$350	$108

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2025	2024	2025	2024	2025	2024
Maximum amount outstanding (based on daily outstanding balances)	$741	$435	$141	$19	$292	$57
Average amount outstanding (based on daily outstanding balances)	$449	$275	$33	$2	$225	$8
Weighted average interest rates	4.6%	5.5%	4.6%	5.5%	4.6%	5.4%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$741	$632	$141	$19	$292	$390
Average amount outstanding (based on daily outstanding balances)	$495	$381	$43	$1	$193	$131
Weighted average interest rates	4.6%	5.5%	4.6%	5.5%	4.6%	5.5%

NOTE 6(b) Long-term Debt - In March 2025, AEF entered into a $300 million variable rate (5% as of June 30, 2025) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2026. This term loan credit agreement amended and restated the term loan credit agreement that expired in March 2025, and retired the $300 million variable rate term loan set forth therein. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million.

In May 2025, IPL issued $600 million of 5.6% senior debentures due 2035. A portion of the net proceeds from this issuance was used for the July 2025 retirement of IPL’s $50 million 5.5% senior debentures and placed in money market fund investments and time deposits pending the August 2025 retirement of IPL’s $250 million 3.4% senior debentures, a portion was used to reduce cash amounts received from its sale of accounts receivable program and commercial paper classified as long-term debt, and the remainder of the net proceeds was used for general corporate purposes.

Convertible Senior Notes - In May 2025, Alliant Energy issued $575 million of 3.25% convertible senior notes (the 2028 Notes), which are senior unsecured obligations, and used the net proceeds from the issuance to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. The 2028 Notes will mature on May 30, 2028 unless earlier converted or repurchased, and no sinking fund is provided for the 2028 Notes. Alliant Energy may not redeem the 2028 Notes prior to the maturity date. Holders may convert their 2028 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of Alliant Energy’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day during such period;
•during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the related Indenture) per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Alliant Energy’s common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.

On or after March 1, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2028 Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2028 Notes, Alliant Energy will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted.

The initial conversion rate is 13.1773 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $75.89 per share of Alliant Energy’s common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, Alliant Energy will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2028 Notes in connection with such a corporate event.

If Alliant Energy undergoes a fundamental change (as defined in the related Indenture), then, subject to certain conditions, holders of the 2028 Notes may require Alliant Energy to repurchase for cash all or any portion of its 2028 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As of June 30, 2025, the conditions allowing holders of the 2028 Notes and Alliant Energy’s convertible senior notes due 2026 (the 2026 Notes) to convert their respective notes were not met, and the 2028 Notes were classified as “Long-term debt, net” and the 2026 Notes were classified as “Current maturities of long-term debt,” on Alliant Energy’s balance sheet. As of June 30, 2025, the net carrying amount was $568 million and $573 million, with unamortized debt issuance costs of $7 million and $2 million, and the estimated fair value (Level 2) was $574 million and $592 million for the 2028 Notes and 2026 Notes, respectively. As of June 30, 2025, there were no shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes and 2026 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the respective notes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2025	2024	2025	2024	2025	2024
Electric Utility:
Retail - residential	$295	$291	$142	$151	$153	$140
Retail - commercial	211	191	135	118	76	73
Retail - industrial	240	237	118	118	122	119
Wholesale	49	43	14	13	35	30
Bulk power and other	56	27	9	4	47	23
Total Electric Utility	851	789	418	404	433	385
Gas Utility:
Retail - residential	41	38	21	22	20	16
Retail - commercial	20	19	10	11	10	8
Retail - industrial	3	2	2	1	1	1
Transportation/other	12	10	7	6	5	4
Total Gas Utility	76	69	40	40	36	29
Other Utility:
Steam	9	9	9	9	—	—
Other utility	2	1	2	—	—	1
Total Other Utility	11	10	11	9	—	1
Non-Utility and Other:
Travero and other	23	26	—	—	—	—
Total Non-Utility and Other	23	26	—	—	—	—
Total revenues	$961	$894	$469	$453	$469	$415

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2025	2024	2025	2024	2025	2024
Electric Utility:
Retail - residential	$618	$588	$297	$301	$321	$287
Retail - commercial	425	377	271	232	154	145
Retail - industrial	475	460	236	229	239	231
Wholesale	97	89	28	26	69	63
Bulk power and other	88	66	16	7	72	59
Total Electric Utility	1,703	1,580	848	795	855	785
Gas Utility:
Retail - residential	188	165	95	90	93	75
Retail - commercial	94	80	43	41	51	39
Retail - industrial	8	6	4	4	4	2
Transportation/other	26	22	16	13	10	9
Total Gas Utility	316	273	158	148	158	125
Other Utility:
Steam	19	20	19	20	—	—
Other utility	6	4	5	3	1	1
Total Other Utility	25	24	24	23	1	1
Non-Utility and Other:
Travero and other	44	48	—	—	—	—
Total Non-Utility and Other	44	48	—	—	—	—
Total revenues	$2,088	$1,925	$1,030	$966	$1,014	$911

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three and six months ended June 30, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the three and six months ended June 30, 2024 were the pre-tax non-cash charge of $60 million for IPL’s Lansing Generating Station discussed in Note 2 and the pre-tax non-cash charge of $20 million for the AROs allocated to IPL’s steam business discussed in Note 1(c). Alliant Energy’s, IPL’s and WPL’s effective income tax rates for the three and six months ended June 30, 2025 were also impacted by additional tax credits in 2025 from renewable generation and energy storage projects placed in service in 2024 and/or expected to be placed in service in 2025.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Overall income tax rate	(33%)	(61%)	(31%)	(21%)	(61%)	220%	(58%)	(113%)	(6%)	4%	(5%)	5%

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2025, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2045	$323	$7	$1
Federal tax credits	2033-2045	678	437	228

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$2	$2	$1	$1	$1	$1
Interest cost	12	11	23	22	2	2	4	4
Expected return on plan assets	(14)	(14)	(27)	(27)	(2)	(1)	(3)	(2)
Amortization of actuarial loss	5	6	11	12	—	—	—	—
	$4	$4	$9	$9	$1	$2	$2	$3

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1	$1	$—	$—	$—	$—
Interest cost	5	5	10	10	1	1	2	2
Expected return on plan assets	(6)	(6)	(12)	(13)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	2	3	4	5	—	—	—	—
	$1	$2	$3	$3	$—	$—	$—	$—

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	5	5	10	10	—	1	1	2
Expected return on plan assets	(6)	(6)	(12)	(12)	—	—	—	—
Amortization of actuarial loss	2	3	5	6	—	—	—	—
	$2	$3	$4	$5	$—	$1	$1	$2

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Compensation expense	$3	$3	$7	$7	$2	$2	$4	$4	$1	$1	$3	$3
Income tax benefits	1	1	2	2	—	—	1	1	—	—	1	1

As of June 30, 2025, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $21 million, $10 million and $10 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2025, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	105,523	$66.51
Performance shares (net income and environmental metrics)	118,457	61.61
Restricted stock units	98,821	61.62

As of June 30, 2025, 397,023 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of June 30, 2025, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,911	2025-2026	24,310	2025-2026	153,204	2025-2032	1,260	2025
IPL	523	2025-2026	9,555	2025-2026	66,568	2025-2030	—	—
WPL	1,388	2025-2026	14,755	2025-2026	86,636	2025-2032	1,260	2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current derivative assets	$75	$41	$53	$29	$22	$12
Non-current derivative assets	30	34	16	19	14	15
Current derivative liabilities	23	26	9	11	14	15
Non-current derivative liabilities	30	32	3	2	27	30

During the six months ended June 30, 2025, Alliant Energy’s, IPL’s and WPL’s derivative assets increased primarily due to new FTRs resulting from the annual FTR auction in the second quarter of 2025 operated by MISO. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2025 and December 31, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2025
Derivative assets	$105	$90	$69	$61	$36	$29
Derivative liabilities	53	38	12	4	41	34
December 31, 2024
Derivative assets	75	64	48	43	27	21
Derivative liabilities	58	47	13	8	45	39

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

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments and time deposits	$303	$303	$—	$—	$303	$52	$52	$—	$—	$52
Commodity derivatives	105	—	48	57	105	75	—	48	27	75
Deferred proceeds	235	—	—	235	235	163	—	—	163	163
Liabilities:
Commodity derivatives	53	—	52	1	53	58	—	56	2	58
Long-term debt (incl. current maturities)	11,015	—	10,617	—	10,617	9,848	—	9,577	—	9,577

IPL	June 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments and time deposits	$194	$194	$—	$—	$194	$9	$9	$—	$—	$9
Commodity derivatives	69	—	24	45	69	48	—	26	22	48
Deferred proceeds	235	—	—	235	235	163	—	—	163	163
Liabilities:
Commodity derivatives	12	—	11	1	12	13	—	11	2	13
Long-term debt (incl. current maturities)	4,684	—	4,408	—	4,408	4,090	—	3,736	—	3,736

WPL	June 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$43	$43	$—	$—	$43
Commodity derivatives	36	—	24	12	36	27	—	22	5	27
Liabilities:
Commodity derivatives	41	—	41	—	41	45	—	45	—	45
Long-term debt	3,371	—	3,238	—	3,238	3,370	—	3,170	—	3,170

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2025	2024	2025	2024
Beginning balance, April 1	$9	$7	$86	$184
Total net gains (losses) included in changes in net assets (realized/unrealized)	10	(5)	—	—
Purchases	50	59	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(12)	(9)	149	(13)
Ending balance, June 30	$56	$51	$235	$171
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$10	($5)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2025	2024	2025	2024
Beginning balance, January 1	$25	$24	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	8	(8)	—	—
Purchases	50	59	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(26)	(23)	72	(45)
Ending balance, June 30	$56	$51	$235	$171
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$8	($8)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2025	2024	2025	2024
Beginning balance, April 1	$9	$5	$86	$184
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(2)	—	—
Purchases	40	45	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(10)	(7)	149	(13)
Ending balance, June 30	$44	$40	$235	$171
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$6	($2)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2025	2024	2025	2024
Beginning balance, January 1	$20	$19	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	6	(6)	—	—
Purchases	40	45	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(21)	(17)	72	(45)
Ending balance, June 30	$44	$40	$235	$171
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$6	($6)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2025	2024
Beginning balance, April 1	$—	$2
Total net gains (losses) included in changes in net assets (realized/unrealized)	4	(3)
Purchases	10	14
Settlements	(2)	(2)
Ending balance, June 30	$12	$11
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$4	($3)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2025	2024
Beginning balance, January 1	$5	$5
Total net gains (losses) included in changes in net assets (realized/unrealized)	2	(2)
Purchases	10	14
Settlements	(5)	(6)
Ending balance, June 30	$12	$11
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30	$2	($2)

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2025	$6	$50	$6	$38	$—	$12
December 31, 2024	—	25	—	20	—	5

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, and IPL’s and WPL’s expansion of energy storage. At June 30, 2025, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $287 million, $128 million and $157 million, respectively.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2025, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$783	$439	$344
Coal	138	61	77
Other (a)	117	53	29
	$1,038	$553	$450

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2025.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of June 30, 2025, the currently known partnership obligations for the abandonment obligations are estimated at $54 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of June 30, 2025 and December 31, 2024.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $43 million as of June 30, 2025 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2025 and December 31, 2024.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of June 30, 2025, IPL and WPL provided indemnifications associated with $266 million and $145 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of June 30, 2025, IPL’s and WPL’s related guarantees were approximately $24 million and $40 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of June 30, 2025.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2025, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however, future capital investments and/or modifications to EGUs and electric and gas distribution systems to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Effluent Limitation Guidelines, Coal Combustion Residuals Rule, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including the Clean Air Act.

NOTE 13. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments, which represents the services provided to their customers, and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended June 30, 2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$418	$433	$851	N/A	$851
Gas utility revenues	40	36	76	N/A	76
Other revenues	11	—	11	$23	34
Total revenues	469	469	938	23	961
Electric production fuel and purchased power expense	40	110	150	N/A	150
Electric transmission service expense	100	51	151	N/A	151
Cost of gas sold expense	17	13	30	N/A	30
Other operation and maintenance expense	84	72	156	12	168
Other segment items:
Depreciation and amortization expense	115	90	205	3	208
Interest expense	52	43	95	29	124
Equity income from unconsolidated investments, net	—	(1)	(1)	(9)	(10)
Income tax benefit	(37)	(5)	(42)	(1)	(43)
Other (a)	—	9	9	—	9
Net income (loss)	98	87	185	(11)	174
Total assets (as of June 30, 2025)	12,180	10,236	22,416	1,334	23,750
Investments in equity method subsidiaries (as of June 30, 2025)	5	18	23	622	645
Construction and acquisition expenditures	252	170	422	61	483

	Utility
			Total		Alliant
Three Months Ended June 30, 2024 (amounts may not foot due to rounding)			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$404	$385	$789	N/A	$789
Gas utility revenues	40	29	69	N/A	69
Other revenues	9	1	10	$26	36
Total revenues	453	415	868	26	894
Electric production fuel and purchased power expense	48	90	138	N/A	138
Electric transmission service expense	99	49	148	N/A	147
Cost of gas sold expense	17	8	25	N/A	25
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	N/A	60
Other operation and maintenance expense	102	67	169	8	177
Other segment items:
Depreciation and amortization expense	97	87	184	4	188
Interest expense	42	41	83	25	108
Equity income from unconsolidated investments, net	—	(1)	(1)	(14)	(15)
Income tax expense (benefit)	(33)	3	(30)	(3)	(33)
Other (a)	3	7	10	1	12
Net income	18	64	82	5	87
Total assets (as of June 30, 2024)	10,732	9,925	20,657	1,179	21,836
Investments in equity method subsidiaries (as of June 30, 2024)	5	17	22	584	606
Construction and acquisition expenditures	247	145	392	58	450

	Utility
			Total		Alliant
			Reportable		Energy
Six Months Ended June 30, 2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$848	$855	$1,703	N/A	$1,703
Gas utility revenues	158	158	316	N/A	316
Other revenues	24	1	25	$44	69
Total revenues	1,030	1,014	2,044	44	2,088
Electric production fuel and purchased power expense	107	218	325	N/A	325
Electric transmission service expense	207	101	308	N/A	308
Cost of gas sold expense	81	86	167	N/A	167
Other operation and maintenance expense	169	137	306	21	327
Other segment items:
Depreciation and amortization expense	230	183	413	7	420
Interest expense	99	86	185	58	243
Equity income from unconsolidated investments, net	—	(1)	(1)	(22)	(23)
Income tax benefit	(77)	(10)	(87)	(4)	(91)
Other (a)	5	16	21	4	25
Net income (loss)	209	198	407	(20)	387
Construction and acquisition expenditures	628	348	976	89	1,065

	Utility
			Total		Alliant
Six Months Ended June 30, 2024 (amounts may not foot due to rounding)			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$795	$785	$1,580	N/A	$1,580
Gas utility revenues	148	125	273	N/A	273
Other revenues	23	1	24	$48	72
Total revenues	966	911	1,877	48	1,925
Electric production fuel and purchased power expense	116	186	302	N/A	301
Electric transmission service expense	202	98	300	N/A	300
Cost of gas sold expense	77	62	139	N/A	139
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	N/A	60
Other operation and maintenance expense	187	128	315	21	336
Other segment items:
Depreciation and amortization expense	193	178	371	5	376
Interest expense	84	82	166	49	215
Equity income from unconsolidated investments, net	—	(1)	(1)	(30)	(31)
Income tax expense (benefit)	(43)	8	(35)	(8)	(43)
Other (a)	9	14	23	3	27
Net income	81	156	237	8	245
Construction and acquisition expenditures	500	370	870	90	960

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Corporate Services billings	$50	$49	$97	$92	$48	$46	$95	$86
Sales credited	1	—	2	—	40	14	62	36
Purchases billed	107	105	200	201	16	16	35	23

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Net payables to Corporate Services	$135	$135	$50	$64

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2025	2024	2025	2024
ATC billings to WPL	$38	$39	$76	$76
WPL billings to ATC	5	4	11	7

WPL owed ATC net amounts of $10 million as of June 30, 2025 and $10 million as of December 31, 2024.

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

2025 HIGHLIGHTS

Key highlights since the filing of the 2024 Form 10-K include the following:

Customer Investments:
•Over the next six years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,500 MW of new natural gas resources, approximately 1,200 MW of new wind generation, approximately 800 MW of new energy storage, refurbishments at approximately 500 MW of existing wind farms, improvements of approximately 280 MW at existing natural gas-fired EGUs, and the conversion of existing coal-fired EGUs to natural gas. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2025 through 2028 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects are as follows:
•In February 2025, WPL filed a certificate of authority (CA) application with the PSCW for approval to construct a 2 billion cubic feet, or 25 million gallon, liquified natural gas facility in Rock County, Wisconsin. A decision from the PSCW is currently expected in the second quarter of 2026.
•In April 2025, the PSCW issued an order authorizing WPL to construct, own and operate a 17.5 MW natural gas-fired EGU using Reciprocating Internal Combustion Engine (RICE) technology, at the site of its Riverside Energy Center.
•In April 2025, WPL filed a CA application with the PSCW for approval to construct, own and operate the Bent Tree North EGU, an approximate 153 MW wind farm. A decision from the PSCW is currently expected in the second quarter of 2026.
•In May 2025, the PSCW issued an order authorizing WPL to refurbish the Bent Tree wind farm.
•In May 2025, IPL filed a certificate of public convenience, use and necessity (GCU Certificate) application with the IUC for approval to construct, own and operate up to 75 MW of energy storage at the site of its Golden Plains wind farm. A decision from the IUC is currently expected in the fourth quarter of 2025.
•In May 2025, IPL filed a GCU Certificate application with the IUC for approval to construct, own and operate up to 75 MW of energy storage at the site of its Whispering Willow - North wind farm. A decision from the IUC is currently expected in the fourth quarter of 2025.
•In June 2025, the IUC issued an order authorizing IPL to construct, own and operate the Cedar River Generating Station, a 94 MW natural gas-fired EGU using RICE technology, at the site of its Prairie Creek Generating Station.
•In June 2025, the PSCW issued an order authorizing WPL to construct, own and operate an approximately 20 MW compressed carbon dioxide-based long-duration energy storage system at the site of its Columbia Energy Center.
•In July 2025, IPL filed for advance rate-making principles with the IUC for up to 1,000 MW of new wind generation in Iowa. The advance rate-making principles filing included requests for a fixed cost cap of $3,020/kilowatt, including allowance for funds used during construction and transmission upgrade costs among other costs, and a return on common equity of 11.25%. A decision from the IUC is currently expected in the first quarter of 2026.
•In July 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 150 MW of energy storage at the site of its retired Lansing Generating Station.
•In July 2025, WPL completed construction of approximately 100 MW of energy storage at the site of its Grant County solar facility.

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
•In May 2025, the IUC issued an order, with certain conditions, approving individual customer rates associated with certain of the data centers expected to be constructed in IPL’s service territory. In June 2025 and April 2025, IPL and WPL filed requests with the IUC and PSCW, respectively, for approval of the individual customer rates associated with certain of the data centers expected to be constructed in their service territories, with decisions from the IUC and PSCW currently expected by the end of the third quarter of 2025.

Environmental Matters and Stewardship:
•In March 2025, the EPA announced it expects to initiate a formal reconsideration of various environmental regulations and programs, including the Cross-State Air Pollution Rule and Effluent Limitation Guidelines. In June 2025, the EPA proposed to repeal Clean Air Act Sections 111(b) and 111(d). In July 2025, the EPA proposed to repeal its 2009 ruling that found GHG contributes to climate change and gave it authority to regulate GHG under the Clean Air Act. The EPA also expects to expedite review of state programs to delegate implementation of the Coal Combustion Residuals Rule and reconsider compliance deadlines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing and potential litigation.
•Alliant Energy’s current voluntary environmental stewardship goals include the following:
•By 2030, reduce GHG emissions from its utility operations by 50% from 2005 levels, reduce its electric utility water supply by 75% from 2005 levels and electrify 100% of its owned light-duty fleet vehicles.
•By 2040, eliminate all coal-fired EGUs from its generating fleet.
•By 2050, aspire to achieve net-zero GHG emissions from its utility operations.
•Alliant Energy’s aspirational GHG goal includes EPA reportable emissions based on applicable regulatory compliance requirements for carbon dioxide, methane and nitrous oxide from its owned fossil-fueled EGUs and distribution of natural gas. Alliant Energy’s voluntary environmental stewardship goals may be revised, or their achievement may be delayed, based on increasing customer energy needs, reliability and resource adequacy requirements, and tax policy changes, and the ability to achieve these goals is subject to various additional risk factors included in the 2024 Form 10-K. These goals are not meant to be considered guidance.

Legislative Matters:
•In July 2025, the One Big Beautiful Bill Act was enacted, which modifies various clean energy tax credits under the Inflation Reduction Act of 2022, including production tax credits and investment tax credits. The most significant provisions of the new legislation for Alliant Energy, IPL and WPL relate to the accelerated phase out of clean energy tax credits for eligible projects for which construction begins more than 12 months after the date of enactment or for projects placed in service after 2027, and restricted access to clean energy tax credits for projects that begin construction after 2025 and receive impermissible amounts of construction support from entities with ties to certain foreign countries, including China. Additionally, in July 2025, the Presidential Administration directed the U.S. Department of the Treasury to strictly enforce the termination of clean energy tax credits, including issuing new and revised guidance by September 2025, to ensure that requirements concerning the beginning of construction are not circumvented. Refer to “2025 Highlights” for discussion of Alliant Energy’s, IPL’s and WPL’s current plans to develop and/or acquire new clean energy resources. Alliant Energy, IPL and WPL currently expect these clean energy projects would continue to be eligible for clean energy tax credits. If these clean energy projects do not begin construction within the anticipated timeframes or fail to meet other eligibility requirements, the amount of clean energy tax credits could be significantly reduced, which could adversely impact Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

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

	2025		2024
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$190	$0.74	$85	$0.33
ATC Holdings	10	0.04	9	0.04
Non-utility and Parent	(26)	(0.10)	(7)	(0.03)
Alliant Energy Consolidated	$174	$0.68	$87	$0.34

Alliant Energy’s Utilities and Corporate Services net income increased by $105 million for the three-month period, primarily due to higher revenue requirements from IPL’s and WPL’s capital investments, an asset valuation charge in 2024 for IPL’s retired Lansing Generating Station, an ARO charge in 2024 allocated to the steam business at IPL due to the revised Coal Combustion Residuals Rule, and estimated temperature impacts on retail electric and gas sales. These items were partially offset by higher depreciation and financing expenses.

Alliant Energy’s Non-utility and Parent net income decreased $19 million for the three-month period, primarily due to lower equity income from corporate venture investments, higher financing expense and the timing of income taxes.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$62	$14	$48	$123	$53	$70
Changes in gas utility (Refer to details below)	7	—	7	43	10	33
Changes in other utility	1	2	(1)	1	1	—
Changes in non-utility	(3)	—	—	(4)	—	—
Changes in total revenues	67	16	54	163	64	103
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	(12)	8	(20)	(24)	9	(32)
Changes in electric transmission service (Refer to details below)	(4)	(1)	(2)	(8)	(5)	(3)
Changes in cost of gas sold (Refer to details below)	(5)	—	(5)	(28)	(4)	(24)
Asset valuation charge for IPL’s Lansing Generating Station in 2024 (Refer to Note 2 for details)	60	60	—	60	60	—
Changes in other operation and maintenance (Refer to details below)	9	18	(5)	9	18	(9)
Changes in depreciation and amortization (Higher primarily due to solar generation placed in service in 2024 and updated electric depreciation rates for IPL effective October 1, 2024)	(20)	(18)	(3)	(44)	(37)	(5)
Changes in taxes other than income taxes	(2)	(1)	(1)	(1)	1	(1)
Changes in total operating expenses	26	66	(36)	(36)	42	(74)
Changes in operating income	93	82	18	127	106	29
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2025)	(16)	(10)	(2)	(28)	(15)	(4)
Changes in equity income from unconsolidated investments, net (Refer to Note 4 for details)	(5)	—	—	(8)	—	—
Changes in allowance for funds used during construction	4	2	2	3	1	2
Changes in Other	1	2	(3)	—	2	(3)
Changes in total other income and deductions	(16)	(6)	(3)	(33)	(12)	(5)
Changes in income before income taxes	77	76	15	94	94	24
Changes in income taxes (Refer to Note 8 for details)	10	4	8	48	34	18
Changes in net income	$87	$80	$23	$142	$128	$42

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$746	$719	5,926	5,948	$64	$59	6,114	5,730
Sales for resale:
Wholesale	49	43	651	653	N/A	N/A	N/A	N/A
Bulk power and other	43	13	1,176	1,087	N/A	N/A	N/A	N/A
Transportation/Other	13	14	14	14	12	10	27,159	29,102
	$851	$789	7,767	7,702	$76	$69	33,273	34,832
Six Months
Retail	$1,518	$1,425	12,100	11,937	$290	$251	29,936	25,848
Sales for resale:
Wholesale	97	89	1,342	1,333	N/A	N/A	N/A	N/A
Bulk power and other	69	34	2,554	2,757	N/A	N/A	N/A	N/A
Transportation/Other	19	32	28	29	26	22	58,165	63,009
	$1,703	$1,580	16,024	16,056	$316	$273	88,101	88,857

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$395	$387	3,286	3,291	$33	$34	2,667	2,679
Sales for resale:
Wholesale	14	13	161	173	N/A	N/A	N/A	N/A
Bulk power and other	1	(2)	301	205	N/A	N/A	N/A	N/A
Transportation/Other	8	6	8	8	7	6	10,295	9,590
	$418	$404	3,756	3,677	$40	$40	12,962	12,269
Six Months
Retail	$804	$762	6,724	6,656	$142	$135	14,439	12,885
Sales for resale:
Wholesale	28	26	343	356	N/A	N/A	N/A	N/A
Bulk power and other	2	(5)	697	529	N/A	N/A	N/A	N/A
Transportation/Other	14	12	16	16	16	13	22,366	21,284
	$848	$795	7,780	7,557	$158	$148	36,805	34,169

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$351	$332	2,640	2,657	$31	$25	3,447	3,051
Sales for resale:
Wholesale	35	30	490	480	N/A	N/A	N/A	N/A
Bulk power and other	42	15	875	882	N/A	N/A	N/A	N/A
Transportation/Other	5	8	6	6	5	4	16,864	19,512
	$433	$385	4,011	4,025	$36	$29	20,311	22,563
Six Months
Retail	$714	$663	5,376	5,281	$148	$116	15,497	12,963
Sales for resale:
Wholesale	69	63	999	977	N/A	N/A	N/A	N/A
Bulk power and other	67	39	1,857	2,228	N/A	N/A	N/A	N/A
Transportation/Other	5	20	12	13	10	9	35,799	41,725
	$855	$785	8,244	8,499	$158	$125	51,296	54,688

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes were unchanged and increased 1% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to changes in temperatures. Alliant Energy’s retail gas sales volumes increased 7% and 16% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric						Gas
	Three Months			Six Months			Three Months			Six Months
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
IPL	$4	$1	$3	$—	($8)	$8	($1)	($1)	$—	($3)	($7)	$4
WPL	3	(2)	5	—	(12)	12	—	(2)	2	(1)	(7)	6
Total Alliant Energy	$7	($1)	$8	$—	($20)	$20	($1)	($3)	$2	($4)	($14)	$10

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements (a)(b)	$94	$79	$15	$202	$172	$30
Higher sales for resale bulk power and other revenues (c)	30	3	27	35	7	28
Estimated changes in sales volumes caused by temperatures	8	3	5	20	8	12
Changes in WPL electric fuel-related costs, net of recoveries (d)	11	—	11	6	—	6
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (offset by changes in income taxes) (a)	(38)	(38)	—	(89)	(89)	—
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in income taxes) (a)	(16)	(16)	—	(34)	(34)	—
Higher (lower) revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below)	(25)	(18)	(7)	(14)	(18)	4
Other	(2)	1	(3)	(3)	7	(10)
	$62	$14	$48	$123	$53	$70

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
(c)Alliant Energy’s and WPL’s sales for resale bulk power and other revenues increased primarily due to higher prices for electricity and capacity sold by WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.

(d)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately $6 million and $2 million for the three and six months ended June 30, 2025, respectively, compared to ($5) million and ($4) million for the three and six months ended June 30, 2024, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$5	$—	$5	$28	$4	$24
Estimated changes in sales volumes caused by temperatures	2	—	2	10	4	6
Higher revenue requirements (a)	1	1	—	5	5	—
Other	(1)	(1)	—	—	(3)	3
	$7	$—	$7	$43	$10	$33

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric production fuel costs (a)	($21)	($12)	($9)	($27)	($17)	($10)
Lower (higher) purchased power expense (b)	4	2	2	(10)	4	(14)
Changes in regulatory recovery of retail electric fuel-related costs	8	19	(11)	13	22	(9)
Other	(3)	(1)	(2)	—	—	1
	($12)	$8	($20)	($24)	$9	($32)

(a)Electric production fuel costs increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher coal volumes due to higher dispatch of coal-fired EGUs and higher natural gas prices, partially offset by lower natural gas volumes due to lower dispatch of natural gas-fired EGUs.
(b)Purchased power expense increased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to higher prices for electricity purchased at WPL.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	$4	$1	$3	$7	$1	$6
Other (primarily due to changes in transmission service costs provided by third parties)	(8)	(2)	(5)	(15)	(6)	(9)
	($4)	($1)	($2)	($8)	($5)	($3)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher retail gas volumes and changes in natural gas prices	($10)	($1)	($9)	($22)	($6)	($16)
Changes in the regulatory recovery of gas costs	5	1	4	(6)	2	(8)
	($5)	$—	($5)	($28)	($4)	($24)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
ARO charge in 2024 for steam assets at IPL (Refer to Note 1(c) for details)	$20	$20	$—	$20	$20	$—
Other (primarily due to higher generation expense)	(11)	(2)	(5)	(11)	(2)	(9)
	$9	$18	($5)	$9	$18	($9)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $1.3 billion of common stock in aggregate from 2026 through 2028 through the distribution agreement that was executed in May 2025, and up to $25 million of common stock annually through its Shareowner Direct Plan in 2025 through 2028. For the remainder of 2025, IPL and WPL currently expect to issue up to $400 million and $300 million, respectively, of long-term debt, and AEF and/or Alliant Energy at the parent company level expect to issue up to $725 million of long-term debt in aggregate. IPL has $250 million of long-term debt maturing in August 2025.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2024 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2025, Alliant Energy had $329 million of cash and cash equivalents, $1,008 million ($550 million at the parent company, $350 million at IPL and $108 million at WPL) of available capacity under the single revolving credit facility and $4 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Financial capital structures at June 30, 2025 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Cash, cash equivalents and restricted cash, January 1	$81	$63	$29	$53	$51	$7
Cash flows from (used for):
Operating activities	492	562	108	147	337	391
Investing activities	(894)	(533)	(441)	(209)	(362)	(247)
Financing activities	650	1	508	18	(16)	(71)
Net increase (decrease)	248	30	175	(44)	(41)	73
Cash, cash equivalents and restricted cash, June 30	$329	$93	$204	$9	$10	$80

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Lower collections from IPL’s retail customers due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism	($89)	($89)	$—
Lower collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider	(34)	(34)	—
Changes in interest payments	(32)	(12)	(12)
Restructuring and voluntary employee separation payments in 2025	(25)	(11)	(12)
Higher collections from IPL’s and WPL’s retail electric and IPL’s gas base rate increases	207	177	30
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	30	12	18
Changes in income taxes paid/received (a)	2	(24)	18
Other (primarily due to other changes in working capital)	(129)	(58)	(96)
	($70)	($39)	($54)

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the six months ended June 30, 2025 and 2024.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from sales of partial ownership interests in West Riverside in 2024	($123)	$—	($123)
Changes in the amount of cash receipts on sold receivables	(108)	(108)	—
(Higher) lower utility construction and acquisition expenditures (a)	(106)	(128)	22
Other	(24)	4	(14)
	($361)	($232)	($115)

(a)Largely due to higher expenditures for IPL’s energy storage, partially offset by lower expenditures for IPL’s and WPL’s solar generation.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions and the impact of tariffs, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. Construction and acquisition expenditures for 2025 through 2028 are currently anticipated as follows (in millions), which are focused on adding generation to meet growing customer demand for electricity, including expected future data center growth from currently executed electric service agreements, and strengthening the resiliency and reliability of the electric grid, and include renewable generation and energy storage projects, dispatchable gas generation projects, and converting certain coal-fired EGUs to natural gas. Alliant Energy, IPL and WPL are currently evaluating the impacts of tariffs, recently enacted legislation and additional potential large load growth customers on their resource plans, and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable.

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

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Lower payments to retire long-term debt	$305	$—	$—
Higher (lower) net proceeds from issuance of long-term debt	193	594	(297)
Net changes in the amount of commercial paper outstanding	157	(50)	427
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	20	(55)
Higher common stock dividends	(15)	(80)	(21)
Other	9	6	1
	$649	$490	$55

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2025 and Alliant Energy’s at-the-market offering program. Refer to “Results of Operations” for discussion of expected future issuances of common stock from 2025 through 2028.

Long-term Debt - Refer to Note 6(b) for discussion of AEF’s term loan credit agreements and various issuances and/or retirements of long-term debt by Alliant Energy and IPL in 2025. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt in 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2025 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2025.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2024 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2025 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	6,098	$60.59	—	N/A
May 1 through May 31	2,918	61.71	—	N/A
June 1 through June 30	8	60.51	—	N/A
	9,024	60.95	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended June 30, 2025, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Indenture, dated as of May 15, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed May 15, 2025 (File No. 1-9894))

4.2
Officer’s Certificate, dated as of May 19, 2025, creating IPL’s 5.600% Senior Debentures due June 29, 2035 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 19, 2025 (File No. 1-4117))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2025.

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

