Form 10-Q
period 2025-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2025-11-07
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2025:
Alliant Energy Corporation, Common Stock, $0.01 par value, 257,053,689 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2024 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2024	IPL	Interstate Power and Light Company
AEF	Alliant Energy Finance, LLC	IUC	Iowa Utilities Commission
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company LLC	MISO	Midcontinent Independent System Operator, Inc.
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MW	Megawatt
Corporate Services	Alliant Energy Corporate Services, Inc.	MWh	Megawatt-hour
Dth	Dekatherm	N/A	Not applicable
EPA	U.S. Environmental Protection Agency	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Financial Statements	Condensed Consolidated Financial Statements	U.S.	United States of America
FTR	Financial transmission right	West Riverside	West Riverside Energy Center and Solar Facility
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of generation projects including such costs that are incurred prior to regulatory approval or exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to electric generating units (EGUs) that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, the impact of rate design on current and potential customers and demand for energy in their service territories, and the ability to obtain regulatory approval with acceptable conditions for individual customer rates for large load growth customers;
•the impact of IPL’s retail electric base rate moratorium;
•the ability to obtain regulatory approval for construction projects with acceptable conditions;
•the ability to complete construction of generation and energy storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, including previously exempted tariffs related to solar project materials and equipment from certain countries, duties or other assessments, inflation, labor issues or supply shortages, the ability to successfully resolve warranty issues or contract disputes and the ability to obtain adequate generator interconnection agreements to connect the new projects to MISO in a timely manner;
•weather effects on utility sales volumes and operations;
•the direct or indirect effects resulting from cybersecurity incidents or attacks on Alliant Energy, IPL, WPL, or their suppliers, contractors and partners, or responses to such incidents;
•the impact of customer- and third party-owned generation, including alternative electric suppliers and potential policy changes that may enable large customers to source behind-the-meter generation directly from third parties, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;
•economic conditions in IPL’s and WPL’s service territories, including the potential impacts of business or facility closures and tariffs;
•the ability and cost to provide sufficient generation and the ability of ITC Midwest LLC and ATC to provide sufficient transmission capacity for potential load growth timely, including significant new commercial or industrial customers, such as data centers;
•the ability of potential large load growth customers to timely construct new facilities, due to local or state regulatory actions, zoning or permitting actions, public opposition or other factors, as well as the resulting higher system load demand by expected levels and timeframes;
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
•federal and state regulatory or governmental actions, including the impact of legislation, Treasury regulations, executive orders, interpretations and guidance, and changes in public policy, including changes impacting renewable tax credits and siting generation and energy storage projects;
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
•changes to costs of providing benefits and related funding requirements of pension and other postretirement benefits (OPEB) plans due to the market value of the assets that fund the plans, economic conditions, financial market performance, interest rates, timing and form of benefits payments, life expectancies and demographics;
•material changes in employee-related benefit and compensation costs, including settlement losses related to pension plans;
•risks associated with operation and ownership of non-utility holdings, including potential impairments;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues:
Electric utility	$1,124	$999	$2,828	$2,579
Gas utility	51	49	366	322
Other utility	12	12	37	36
Non-utility	23	21	67	68
Total revenues	1,210	1,081	3,298	3,005
Operating expenses:
Electric production fuel and purchased power	239	192	564	493
Electric transmission service	166	165	474	464
Cost of gas sold	12	13	180	152
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	—	—	60
Other	204	174	530	510
Depreciation and amortization	211	195	631	571
Taxes other than income taxes	29	29	91	90
Total operating expenses	861	768	2,470	2,340
Operating income	349	313	828	665
Other (income) and deductions:
Interest expense	128	114	372	329
Equity income from unconsolidated investments, net	(18)	(14)	(41)	(44)
Allowance for funds used during construction	(24)	(20)	(65)	(58)
Other	—	—	3	2
Total other (income) and deductions	86	80	269	229
Income before income taxes	263	233	559	436
Income tax benefit	(18)	(62)	(109)	(104)
Net income attributable to Alliant Energy common shareowners	$281	$295	$668	$540
Weighted average number of common shares outstanding:
Basic	257.0	256.6	256.9	256.4
Diluted	257.8	256.9	257.5	256.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$1.09	$1.15	$2.60	$2.11
Diluted	$1.09	$1.15	$2.59	$2.10

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$503	$81
Short-term investments	250	—
Accounts receivable, less allowance for expected credit losses	485	427
Production fuel, at weighted average cost	37	54
Gas stored underground, at weighted average cost	55	55
Materials and supplies, at weighted average cost	189	186
Regulatory assets	132	210
Other	193	171
Total current assets	1,844	1,184
Property, plant and equipment, net	19,813	18,701
Investments:
ATC Holdings	459	415
Other	230	224
Total investments	689	639
Other assets:
Regulatory assets	2,171	2,064
Deferred charges and other	110	126
Total other assets	2,281	2,190
Total assets	$24,627	$22,714

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,074	$1,171
Commercial paper	192	558
Accounts payable	550	532
Regulatory liabilities	58	69
Other	360	385
Total current liabilities	2,234	2,715
Long-term debt, net (excluding current portion)	10,655	8,677
Other liabilities:
Deferred tax liabilities	2,187	2,188
Regulatory liabilities	1,076	959
Pension and other benefit obligations	197	224
Other	971	947
Total other liabilities	4,431	4,318
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 257,053,689 and 256,690,222 shares outstanding	3	3
Additional paid-in capital	3,087	3,060
Retained earnings	4,231	3,954
Accumulated other comprehensive income	—	1
Shares in deferred compensation trust - 359,483 and 372,116 shares at a weighted average cost of $38.39 and $36.56 per share	(14)	(14)
Total Alliant Energy Corporation common equity	7,307	7,004
Total liabilities and equity	$24,627	$22,714

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$668	$540
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	631	571
Deferred tax benefit and tax credits	(125)	(103)
Asset valuation charge for IPL’s Lansing Generating Station	—	60
Other	2	(9)
Other changes in assets and liabilities:
Accounts receivable	(391)	(388)
Regulatory liabilities	107	(67)
Deferred income taxes (a)	101	222
Other	(93)	87
Net cash flows from operating activities	900	913
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,487)	(1,280)
Other	(161)	(154)
Cash receipts on sold receivables	332	399
Purchases of short-term investments	(250)	—
Proceeds from sales of partial ownership interests in West Riverside	—	123
Other	(39)	(28)
Net cash flows used for investing activities	(1,605)	(940)
Cash flows from financing activities:
Common stock dividends	(391)	(369)
Proceeds from issuance of long-term debt	2,174	1,613
Payments to retire long-term debt	(300)	(305)
Net change in commercial paper	(366)	(145)
Other	10	—
Net cash flows from financing activities	1,127	794
Net increase in cash, cash equivalents and restricted cash	422	767
Cash, cash equivalents and restricted cash at beginning of period	81	63
Cash, cash equivalents and restricted cash at end of period	$503	$830
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($373)	($326)
Income taxes, net (a)	$108	$158
Significant non-cash investing and financing activities:
Accrued capital expenditures	$246	$194
Beneficial interest obtained in exchange for securitized accounts receivable	$231	$212
(a)2025 and 2024 include $117 million and $172 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Electric utility	$608	$523	$1,455	$1,318
Gas utility	27	27	185	175
Steam and other	12	11	36	34
Total revenues	647	561	1,676	1,527
Operating expenses:
Electric production fuel and purchased power	106	79	213	195
Electric transmission service	115	115	322	317
Cost of gas sold	7	8	89	85
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	—	—	60
Other	108	96	275	281
Depreciation and amortization	116	100	346	294
Taxes other than income taxes	15	14	44	45
Total operating expenses	467	412	1,289	1,277
Operating income	180	149	387	250
Other (income) and deductions:
Interest expense	54	44	154	128
Allowance for funds used during construction	(15)	(13)	(37)	(34)
Other	(3)	(4)	(6)	(4)
Total other (income) and deductions	36	27	111	90
Income before income taxes	144	122	276	160
Income tax benefit	(21)	(68)	(98)	(112)
Net income	$165	$190	$374	$272
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$209	$29
Accounts receivable, less allowance for expected credit losses	252	192
Production fuel, at weighted average cost	16	30
Gas stored underground, at weighted average cost	26	25
Materials and supplies, at weighted average cost	111	113
Regulatory assets	68	77
Other	58	43
Total current assets	740	509
Property, plant and equipment, net	10,083	9,336
Other assets:
Regulatory assets	1,564	1,509
Deferred charges and other	46	53
Total other assets	1,610	1,562
Total assets	$12,433	$11,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$300
Commercial paper	—	50
Accounts payable	289	263
Accounts payable to associated companies	52	47
Accrued taxes	74	77
Accrued interest	49	48
Regulatory liabilities	39	54
Other	78	89
Total current liabilities	581	928
Long-term debt, net (excluding current portion)	4,679	3,790
Other liabilities:
Deferred tax liabilities	1,235	1,179
Regulatory liabilities	519	492
Pension and other benefit obligations	42	46
Other	527	511
Total other liabilities	2,323	2,228
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,497	3,212
Retained earnings	1,320	1,216
Total Interstate Power and Light Company common equity	4,850	4,461
Total liabilities and equity	$12,433	$11,407

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$374	$272
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	346	294
Deferred tax benefit and tax credits	(81)	(64)
Asset valuation charge for IPL’s Lansing Generating Station	—	60
Other	(16)	(1)
Other changes in assets and liabilities:
Accounts receivable	(392)	(392)
Regulatory assets	(72)	(36)
Regulatory liabilities	11	(65)
Deferred income taxes (a)	134	166
Other	(15)	(3)
Net cash flows from operating activities	289	231
Cash flows used for investing activities:
Construction and acquisition expenditures	(976)	(702)
Cash receipts on sold receivables	332	399
Other	(16)	(29)
Net cash flows used for investing activities	(660)	(332)
Cash flows from financing activities:
Common stock dividends	(270)	(151)
Capital contributions from parent	285	325
Proceeds from issuance of long-term debt	888	643
Payments to retire long-term debt	(300)	—
Net change in commercial paper	(50)	—
Other	(2)	(13)
Net cash flows from financing activities	551	804
Net increase in cash, cash equivalents and restricted cash	180	703
Cash, cash equivalents and restricted cash at beginning of period	29	53
Cash, cash equivalents and restricted cash at end of period	$209	$756
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($153)	($122)
Income taxes, net (a)	$94	$114
Significant non-cash investing and financing activities:
Accrued capital expenditures	$152	$120
Beneficial interest obtained in exchange for securitized accounts receivable	$231	$212

(a)2025 and 2024 include $90 million and $89 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Electric utility	$516	$476	$1,373	$1,261
Gas utility	24	22	181	147
Other	—	1	1	2
Total revenues	540	499	1,555	1,410
Operating expenses:
Electric production fuel and purchased power	133	112	351	298
Electric transmission service	51	49	152	148
Cost of gas sold	5	5	91	67
Other operation and maintenance	84	72	222	200
Depreciation and amortization	92	91	275	269
Taxes other than income taxes	13	14	42	41
Total operating expenses	378	343	1,133	1,023
Operating income	162	156	422	387
Other (income) and deductions:
Interest expense	43	42	129	124
Allowance for funds used during construction	(9)	(7)	(28)	(24)
Other	4	3	9	4
Total other (income) and deductions	38	38	110	104
Income before income taxes	124	118	312	283
Income tax expense (benefit)	1	4	(9)	13
Net income	$123	$114	$321	$270
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$51
Accounts receivable, less allowance for expected credit losses	218	220
Production fuel, at weighted average cost	21	24
Gas stored underground, at weighted average cost	29	30
Materials and supplies, at weighted average cost	72	69
Regulatory assets	64	133
Prepaid gross receipts tax	38	51
Other	53	57
Total current assets	506	635
Property, plant and equipment, net	9,166	8,861
Other assets:
Regulatory assets	607	555
Deferred charges and other	52	55
Total other assets	659	610
Total assets	$10,331	$10,106

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$192	$183
Accounts payable	189	209
Accrued interest	41	44
Regulatory liabilities	19	15
Other	86	94
Total current liabilities	527	545
Long-term debt, net	3,372	3,370
Other liabilities:
Deferred tax liabilities	786	865
Regulatory liabilities	557	467
Pension and other benefit obligations	85	102
Other	665	656
Total other liabilities	2,093	2,090
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,613	2,533
Retained earnings	1,660	1,502
Total Wisconsin Power and Light Company common equity	4,339	4,101
Total liabilities and equity	$10,331	$10,106

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$321	$270
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	275	269
Deferred tax benefit and tax credits	(60)	(45)
Other	(2)	(2)
Other changes in assets and liabilities:
Regulatory assets	24	62
Regulatory liabilities	96	(1)
Deferred income taxes (a)	(38)	60
Other	(43)	38
Net cash flows from operating activities	573	651
Cash flows used for investing activities:
Construction and acquisition expenditures	(511)	(578)
Proceeds from sales of partial ownership interests in West Riverside	—	123
Other	(19)	(9)
Net cash flows used for investing activities	(530)	(464)
Cash flows used for financing activities:
Common stock dividends	(163)	(147)
Capital contributions from parent	80	55
Proceeds from issuance of long-term debt	—	297
Net change in commercial paper	9	(318)
Other	(9)	(12)
Net cash flows used for financing activities	(83)	(125)
Net increase (decrease) in cash, cash equivalents and restricted cash	(40)	62
Cash, cash equivalents and restricted cash at beginning of period	51	7
Cash, cash equivalents and restricted cash at end of period	$11	$69
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($136)	($123)
Income taxes, net (a)	($7)	$36
Significant non-cash investing and financing activities:
Accrued capital expenditures	$89	$68

(a)2025 and 2024 include $27 million and $83 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At September 30, 2025, cash and cash equivalents included money market fund investments of $477 million and $194 million for Alliant Energy and IPL, respectively, with weighted average interest rates of 4%.

Note 1(c) Short-term Investments - Short-term investments include investments that have original maturities of greater than 90 days and remaining maturities of less than one year, and are convertible to known amounts of cash. At September 30, 2025, short-term investments included time deposits of $250 million for Alliant Energy, with weighted average interest rates of 4%.

NOTE 1(d) Asset Retirement Obligations (AROs) - In the second quarter of 2024, substantially due to the enactment of the revised Coal Combustion Residuals Rule, Alliant Energy and IPL recorded a pre-tax non-cash charge of $20 million to “Other operation and maintenance” in their income statements for the nine months ended September 30, 2024 for the AROs allocated to IPL’s steam business for its Prairie Creek Generating Station and the retired Sixth Street Generating Station as established in prior rate reviews.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Tax-related	$1,069	$989	$932	$870	$137	$119
AROs	441	401	304	281	137	120
Pension and OPEB costs	301	315	151	157	150	158
Assets retired early	162	180	153	168	9	12
Non-service pension and OPEB costs	55	51	20	19	35	32
Derivatives	51	60	12	15	39	45
WPL’s Western Wisconsin gas distribution expansion investments	40	42	—	—	40	42
Commodity cost recovery	33	68	8	2	25	66
Other	151	168	52	74	99	94
	$2,303	$2,274	$1,632	$1,586	$671	$688

Assets retired early - IPL was previously allowed a full recovery of and a full return on the Lansing Generating Station from both its retail and wholesale customers. The IUC’s September 2024 order for IPL’s retail electric rate review for the October 2024 through September 2025 forward-looking Test Period included a return of the remaining net book value of Lansing, but did not include a return on the remaining net book value of Lansing, effective October 1, 2024. As a result, the return on the remaining net book value was no longer recoverable from IPL’s retail electric customers, and a pre-tax non-cash charge of $60 million was recorded to “Asset valuation charge for IPL’s Lansing Generating Station” in Alliant Energy’s and IPL’s income statements for the nine months ended September 30, 2024.

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Tax-related	$658	$582	$301	$286	$357	$296
Cost of removal obligations	351	347	206	205	145	142
Derivatives	49	53	25	29	24	24
Other	76	46	26	26	50	20
	$1,134	$1,028	$558	$546	$576	$482

Tax-related - The increase in Alliant Energy’s and WPL’s tax-related regulatory liabilities was primarily due to tax benefits resulting from investment tax credits recognized by WPL for certain energy storage facilities in 2025.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Construction costs associated with WPL’s approximately 1,100 MW of new solar generation exceeded the construction cost estimates previously approved by the PSCW by approximately $205 million. In September 2025, WPL filed a settlement agreement with the PSCW for the 2026/2027 forward-looking Test Period. In November 2025, the PSCW issued an oral decision approving the settlement, which includes a full return of and on these solar generation construction costs from WPL’s retail electric customers. As a result, Alliant Energy and WPL concluded that there was not a probable disallowance of the higher rate base amounts as of September 30, 2025. A written order from the PSCW is currently expected by the end of 2025.

As of December 31, 2024, WPL planned to cease coal operations at Columbia Units 1 and 2 by the end of 2029, and Alliant Energy and WPL concluded that Columbia Units 1 and 2 met the criteria to be considered probable of abandonment. WPL currently plans to continue coal operations at Columbia Units 1 and 2 at least through 2029 as well as evaluate the potential conversion of Columbia Unit 1 and/or Unit 2 to natural gas. As a result, as of September 30, 2025, Alliant Energy and WPL concluded that Columbia Units 1 and 2 (net book value of $398 million) no longer meet the criteria to be considered probable of abandonment.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Effective September 2025, the limit on cash proceeds under the Receivables Agreement was changed to $5 million. As of September 30, 2025, IPL had $4 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2025	2024	2025	2024
Maximum outstanding aggregate cash proceeds	$110	$52	$110	$110
Average outstanding aggregate cash proceeds	28	7	65	34

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2025	December 31, 2024
Customer accounts receivable	$166	$137
Unbilled utility revenues	79	108
Other receivables	1	—
Receivables sold to third party	246	245
Less: cash proceeds	1	70
Deferred proceeds	245	175
Less: allowance for expected credit losses	14	12
Fair value of deferred proceeds	$231	$163

As of September 30, 2025, outstanding receivables past due under the Receivables Agreement were $19 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2025	2024	2025	2024
Collections	$681	$565	$1,732	$1,578
Write-offs, net of recoveries	5	4	9	9

NOTE 5. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2025	2024	2025	2024
ATC Holdings	($15)	($13)	($43)	($38)
Non-utility wind farm in Oklahoma	(2)	(2)	(6)	(5)
Corporate venture investments	(1)	2	10	1
Other	—	(1)	(2)	(2)
	($18)	($14)	($41)	($44)

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2025	256,690,222
Shareowner Direct Plan	277,090
Equity-based compensation plans	86,377
Shares outstanding, September 30, 2025	257,053,689

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

Alliant Energy entered into forward sale agreements under its at-the-market offering program with various counterparties who, for the three and nine months ended September 30, 2025, borrowed and sold an aggregate of 7,851,080 and 10,764,103 shares of Alliant Energy common stock at an aggregate gross sales price of $508 million and $686 million, including approximately $4 million and $5 million in commissions, respectively, to the counterparties payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy currently expects to settle the forward sale agreements in 2026 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of September 30, 2025, the weighted-average forward price, net of commissions, was $63.46 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of September 30, 2025, Alliant Energy could have settled all of its outstanding forward sale agreements under the at-the-market offering program with physical delivery of 10,764,103 shares of Alliant Energy common stock to the counterparties in exchange for cash of $683 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. As of September 30, 2025, 199,923 incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145
Net income attributable to Alliant Energy common shareowners			281			281
Common stock dividends ($0.5075 per share)			(130)			(130)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		6			(1)	5
Ending balance, September 30, 2025	$3	$3,087	$4,231	$—	($14)	$7,307
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$3	$3,042	$3,755	$3	($12)	$6,791
Net income attributable to Alliant Energy common shareowners			295			295
Common stock dividends ($0.48 per share)			(123)			(123)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		4			(1)	3
Other comprehensive loss, net of tax				(4)		(4)
Ending balance, September 30, 2024	$3	$3,052	$3,927	($1)	($13)	$6,968

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			668			668
Common stock dividends ($1.5225 per share)			(391)			(391)
Shareowner Direct Plan issuances		18				18
Equity-based compensation plans and other		9				9
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, September 30, 2025	$3	$3,087	$4,231	$—	($14)	$7,307
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$3	$3,030	$3,756	$1	($13)	$6,777
Net income attributable to Alliant Energy common shareowners			540			540
Common stock dividends ($1.44 per share)			(369)			(369)
Shareowner Direct Plan issuances		18				18
Equity-based compensation plans and other		4				4
Other comprehensive loss, net of tax				(2)		(2)
Ending balance, September 30, 2024	$3	$3,052	$3,927	($1)	($13)	$6,968

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$33	$3,357	$1,245	$4,635
Net income			165	165
Common stock dividends			(90)	(90)
Capital contributions from parent		140		140
Ending balance, September 30, 2025	$33	$3,497	$1,320	$4,850
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$33	$3,012	$1,035	$4,080
Net income			190	190
Common stock dividends			(50)	(50)
Capital contributions from parent		200		200
Ending balance, September 30, 2024	$33	$3,212	$1,175	$4,420

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			374	374
Common stock dividends			(270)	(270)
Capital contributions from parent		285		285
Ending balance, September 30, 2025	$33	$3,497	$1,320	$4,850
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$33	$2,887	$1,054	$3,974
Net income			272	272
Common stock dividends			(151)	(151)
Capital contributions from parent		325		325
Ending balance, September 30, 2024	$33	$3,212	$1,175	$4,420

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$66	$2,533	$1,581	$4,180
Net income			123	123
Common stock dividends			(44)	(44)
Capital contributions from parent		80		80
Ending balance, September 30, 2025	$66	$2,613	$1,660	$4,339
Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$66	$2,533	$1,411	$4,010
Net income			114	114
Common stock dividends			(49)	(49)
Ending balance, September 30, 2024	$66	$2,533	$1,476	$4,075

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			321	321
Common stock dividends			(163)	(163)
Capital contributions from parent		80		80
Ending balance, September 30, 2025	$66	$2,613	$1,660	$4,339
Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$66	$2,478	$1,353	$3,897
Net income			270	270
Common stock dividends			(147)	(147)
Capital contributions from parent		55		55
Ending balance, September 30, 2024	$66	$2,533	$1,476	$4,075

NOTE 7. DEBT
NOTE 7(a) Short-term Debt - In March 2025, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $550 million for Alliant Energy at the parent company level, $350 million for IPL and $400 million for WPL, within the $1.3 billion total commitment. Information regarding commercial paper and borrowings under the single credit facility classified as short-term debt was as follows (dollars in millions):

September 30, 2025	Alliant Energy	IPL	WPL
Amount outstanding	$192	$—	$192
Weighted average interest rates	4.3%	N/A	4.3%
Available credit facility capacity	$1,108	$350	$208

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2025	2024	2025	2024	2025	2024
Maximum amount outstanding (based on daily outstanding balances)	$372	$330	$78	$—	$297	$—
Average amount outstanding (based on daily outstanding balances)	$263	$197	$9	$—	$177	$—
Weighted average interest rates	4.5%	5.4%	4.6%	N/A	4.5%	N/A
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$741	$632	$141	$19	$297	$390
Average amount outstanding (based on daily outstanding balances)	$417	$320	$32	$1	$187	$87
Weighted average interest rates	4.6%	5.5%	4.6%	5.5%	4.5%	5.5%

NOTE 7(b) Long-term Debt - In March 2025, AEF entered into a $300 million variable rate (5% as of September 30, 2025) term loan credit agreement (with Alliant Energy as guarantor), which expires in March 2026. This term loan credit agreement amended and restated the term loan credit agreement that expired in March 2025, and retired the $300 million variable rate term loan set forth therein, which was classified as a non-cash financing activity. AEF’s restated term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million.

In May 2025, IPL issued $600 million of 5.6% senior debentures due 2035. The net proceeds from this issuance were used for the retirement of IPL’s senior debentures in July 2025 ($50 million, 5.5%) and August 2025 ($250 million, 3.4%), to reduce cash amounts received from its sale of accounts receivable program and commercial paper classified as long-term debt, and for general corporate purposes.

In September 2025, IPL issued $300 million of 5.6% senior debentures due 2055. The net proceeds from this issuance were used to reduce cash amounts received from its sale of accounts receivable program, reduce its outstanding commercial paper and for general corporate purposes.

In September 2025, Alliant Energy issued $725 million of junior subordinated notes due 2056. The notes will bear interest at 5.75% until April 1, 2031. The interest rate will reset every 5 years beginning April 1, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.077%, provided the interest rate will not reset below 5.75%. A portion of the net proceeds from this issuance were placed in time deposits and money market fund investments pending the retirement of AEF’s $200 million of 1.40% senior notes, AEF’s $300 million variable rate term loan and Alliant Energy’s $575 million of 3.875% convertible senior notes, each of which matures in March 2026 and is expected to be retired at or prior to maturity. The remainder of the net proceeds were used to reduce outstanding commercial paper and for general corporate purposes.

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

As of September 30, 2025, the conditions allowing holders of the 2028 Notes and Alliant Energy’s convertible senior notes due 2026 (the 2026 Notes) to convert their respective notes were not met, and the 2028 Notes were classified as “Long-term debt, net” and the 2026 Notes were classified as “Current maturities of long-term debt,” on Alliant Energy’s balance sheet. As of September 30, 2025, the net carrying amount was $569 million and $574 million, with unamortized debt issuance costs of $6 million and $1 million, and the estimated fair value (Level 2) was $593 million and $619 million for the 2028 Notes and 2026 Notes, respectively. As of September 30, 2025, no shares of Alliant Energy’s common stock and 27,905 shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes and 2026 Notes, respectively, were included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the respective notes.

NOTE 8. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2025	2024	2025	2024	2025	2024
Electric Utility:
Retail - residential	$408	$378	$215	$202	$193	$176
Retail - commercial	282	239	192	153	90	86
Retail - industrial	306	270	167	142	139	128
Wholesale	51	58	11	19	40	39
Bulk power and other	77	54	23	7	54	47
Total Electric Utility	1,124	999	608	523	516	476
Gas Utility:
Retail - residential	24	24	12	13	12	11
Retail - commercial	13	13	7	7	6	6
Retail - industrial	1	1	1	1	—	—
Transportation/other	13	11	7	6	6	5
Total Gas Utility	51	49	27	27	24	22
Other Utility:
Steam	9	9	9	9	—	—
Other utility	3	3	3	2	—	1
Total Other Utility	12	12	12	11	—	1
Non-Utility and Other:
Travero and other	23	21	—	—	—	—
Total Non-Utility and Other	23	21	—	—	—	—
Total revenues	$1,210	$1,081	$647	$561	$540	$499

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2025	2024	2025	2024	2025	2024
Electric Utility:
Retail - residential	$1,027	$966	$512	$502	$515	$464
Retail - commercial	705	616	462	385	243	231
Retail - industrial	782	730	403	372	379	358
Wholesale	148	147	39	45	109	102
Bulk power and other	166	120	39	14	127	106
Total Electric Utility	2,828	2,579	1,455	1,318	1,373	1,261
Gas Utility:
Retail - residential	211	189	107	103	104	86
Retail - commercial	106	92	49	48	57	44
Retail - industrial	10	8	6	5	4	3
Transportation/other	39	33	23	19	16	14
Total Gas Utility	366	322	185	175	181	147
Other Utility:
Steam	28	29	28	29	—	—
Other utility	9	7	8	5	1	2
Total Other Utility	37	36	36	34	1	2
Non-Utility and Other:
Travero and other	67	68	—	—	—	—
Total Non-Utility and Other	67	68	—	—	—	—
Total revenues	$3,298	$3,005	$1,676	$1,527	$1,555	$1,410

NOTE 9. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three and nine months ended September 30, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the nine months ended September 30, 2024 were the pre-tax non-cash charge of $60 million for IPL’s Lansing Generating Station discussed in Note 2 and the pre-tax non-cash charge of $20 million for the AROs allocated to IPL’s steam business discussed in Note 1(d). Alliant Energy’s, IPL’s and WPL’s effective income tax rates for the three and nine months ended September 30, 2025 were also impacted by additional tax credits in 2025 from renewable generation and energy storage projects placed in service in 2024 and/or expected to be placed in service in 2025.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Overall income tax rate	(7%)	(27%)	(19%)	(24%)	(15%)	(56%)	(36%)	(70%)	1%	3%	(3%)	5%

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2025, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2045	$249	$7	$1
Federal tax credits	2034-2045	741	464	263

State Income Tax Apportionment - Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state income tax apportionment. Estimates of state income tax apportionment are supported by historical data and reasonable projections. Alliant Energy currently expects an increase in total state income tax apportionment primarily due to an increase in projected electric utility revenues driven by demand for energy from commercial and industrial customers, including demand from IPL’s and WPL’s executed electric service agreements with customers who expect to build data centers in their service territories. Alliant Energy parent company’s deferred tax assets were remeasured to reflect an increase in estimated total state income tax apportionment, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred tax liabilities on Alliant Energy’s balance sheet in the third quarter of 2025.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$3	$3	$—	$1	$1	$2
Interest cost	11	12	34	34	2	2	6	6
Expected return on plan assets	(13)	(14)	(40)	(41)	—	(2)	(3)	(4)
Amortization of prior service credit	(1)	—	(1)	—	—	—	—	—
Amortization of actuarial loss	6	6	17	18	—	—	—	—
	$4	$5	$13	$14	$2	$1	$4	$4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	5	5	15	15	—	1	2	3
Expected return on plan assets	(7)	(7)	(19)	(20)	(1)	(1)	(3)	(3)
Amortization of actuarial loss	3	2	7	7	—	—	—	—
	$2	$1	$5	$4	($1)	$—	($1)	$—

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1	$1	$—	$—	$—	$—
Interest cost	5	5	15	15	1	1	2	3
Expected return on plan assets	(5)	(6)	(17)	(18)	(1)	(1)	(1)	(1)
Amortization of actuarial loss	3	3	8	9	—	—	—	—
	$3	$2	$7	$7	$—	$—	$1	$2

NOTE 10(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Compensation expense	$6	$3	$13	$10	$3	$2	$7	$5	$2	$1	$6	$4
Income tax benefits	2	1	4	3	1	—	2	1	1	—	2	1

As of September 30, 2025, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $17 million, $8 million and $8 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2025, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	105,896	$66.52
Performance shares (net income and environmental metrics)	118,883	61.63
Restricted stock units	100,245	61.66

As of September 30, 2025, 598,077 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 11. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - As of September 30, 2025, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
Alliant Energy	1,689	2025-2026	17,992	2025-2026	136,910	2025-2032	630	2025
IPL	563	2025-2026	7,143	2025-2026	56,355	2025-2030	—	—
WPL	1,126	2025-2026	10,849	2025-2026	80,555	2025-2032	630	2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current derivative assets	$55	$41	$38	$29	$17	$12
Non-current derivative assets	27	34	14	19	13	15
Current derivative liabilities	22	26	8	11	14	15
Non-current derivative liabilities	26	32	2	2	24	30

Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2025 and December 31, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2025
Derivative assets	$82	$72	$52	$47	$30	$25
Derivative liabilities	48	38	10	5	38	33
December 31, 2024
Derivative assets	75	64	48	43	27	21
Derivative liabilities	58	47	13	8	45	39

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

NOTE 12. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$477	$477	$—	$—	$477	$52	$52	$—	$—	$52
Time deposits	250	—	250	—	250	—	—	—	—	—
Commodity derivatives	82	—	42	40	82	75	—	48	27	75
Deferred proceeds	231	—	—	231	231	163	—	—	163	163
Liabilities:
Commodity derivatives	48	—	47	1	48	58	—	56	2	58
Long-term debt (incl. current maturities)	11,729	—	11,504	—	11,504	9,848	—	9,577	—	9,577

IPL	September 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$194	$194	$—	$—	$194	$9	$9	$—	$—	$9
Commodity derivatives	52	—	21	31	52	48	—	26	22	48
Deferred proceeds	231	—	—	231	231	163	—	—	163	163
Liabilities:
Commodity derivatives	10	—	9	1	10	13	—	11	2	13
Long-term debt (incl. current maturities)	4,679	—	4,465	—	4,465	4,090	—	3,736	—	3,736

WPL	September 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$43	$43	$—	$—	$43
Commodity derivatives	30	—	21	9	30	27	—	22	5	27
Liabilities:
Commodity derivatives	38	—	38	—	38	45	—	45	—	45
Long-term debt	3,372	—	3,287	—	3,287	3,370	—	3,170	—	3,170

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2025	2024	2025	2024
Beginning balance, July 1	$56	$51	$235	$171
Total net gains (losses) included in changes in net assets (realized/unrealized)	(2)	2	—	—
Sales	(2)	—	—	—
Settlements (a)	(13)	(16)	(4)	41
Ending balance, September 30	$39	$37	$231	$212
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($4)	$2	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2025	2024	2025	2024
Beginning balance, January 1	$25	$24	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	5	(7)	—	—
Purchases	50	59	—	—
Sales	(2)	(1)	—	—
Settlements (a)	(39)	(38)	68	(4)
Ending balance, September 30	$39	$37	$231	$212
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$4	($7)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2025	2024	2025	2024
Beginning balance, July 1	$44	$40	$235	$171
Total net losses included in changes in net assets (realized/unrealized)	(5)	—	—	—
Sales	(1)	—	—	—
Settlements (a)	(8)	(11)	(4)	41
Ending balance, September 30	$30	$29	$231	$212
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($6)	$—	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2025	2024	2025	2024
Beginning balance, January 1	$20	$19	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	1	(7)	—	—
Purchases	40	45	—	—
Sales	(1)	(1)	—	—
Settlements (a)	(30)	(27)	68	(4)
Ending balance, September 30	$30	$29	$231	$212
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	$1	($7)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2025	2024
Beginning balance, July 1	$12	$11
Total net gains included in changes in net assets (realized/unrealized)	3	2
Sales	(1)	—
Settlements	(5)	(5)
Ending balance, September 30	$9	$8
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$2	$2

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2025	2024
Beginning balance, January 1	$5	$5
Total net gains included in changes in net assets (realized/unrealized)	4	—
Purchases	10	14
Sales	(1)	—
Settlements	(9)	(11)
Ending balance, September 30	$9	$8
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$3	$—

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2025	$3	$36	$3	$27	$—	$9
December 31, 2024	—	25	—	20	—	5

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, and IPL’s and WPL’s expansion of energy storage. At September 30, 2025, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $332 million, $136 million and $193 million, respectively.

NOTE 13(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2025, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but will require payment when electricity is generated by the provider, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$879	$489	$390
Coal	149	52	97
Other (a)	110	52	26
	$1,138	$593	$513

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2025.

NOTE 13(c) Guarantees and Indemnifications -
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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of September 30, 2025, the currently known partnership obligations for the abandonment obligations are estimated at $54 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of September 30, 2025 and December 31, 2024.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $35 million as of September 30, 2025 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2025 and December 31, 2024.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of September 30, 2025, IPL and WPL provided indemnifications associated with $283 million and $148 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of September 30, 2025, IPL’s and WPL’s related guarantees were approximately $35 million and $44 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of September 30, 2025.

NOTE 13(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2025, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$7	-	$29	$5	-	$18	$2	-	$11
Current and non-current environmental liabilities	$12			$8			$4

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

NOTE 14. SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments, which represents the services provided to their customers, and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended September 30, 2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$608	$516	$1,124	N/A	$1,124
Gas utility revenues	27	24	51	N/A	51
Other revenues	12	—	12	$23	35
Total revenues	647	540	1,187	23	1,210
Electric production fuel and purchased power expense	106	133	239	N/A	239
Electric transmission service expense	115	51	166	N/A	166
Cost of gas sold expense	7	5	12	N/A	12
Other operation and maintenance expense	108	84	192	12	204
Other segment items:
Depreciation and amortization expense	116	92	208	3	211
Interest expense	54	43	97	31	128
Equity income from unconsolidated investments, net	—	(1)	(1)	(17)	(18)
Income tax expense (benefit)	(21)	1	(20)	2	(18)
Other (a)	(3)	9	6	(1)	5
Net income (loss)	165	123	288	(7)	281
Total assets (as of September 30, 2025)	12,433	10,331	22,764	1,863	24,627
Investments in equity method subsidiaries (as of September 30, 2025)	5	19	24	644	668
Construction and acquisition expenditures	348	163	511	72	583

	Utility
			Total		Alliant
Three Months Ended September 30, 2024 (amounts may not foot due to rounding)			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$523	$476	$999	N/A	$999
Gas utility revenues	27	22	49	N/A	49
Other revenues	11	1	12	$21	33
Total revenues	561	499	1,060	21	1,081
Electric production fuel and purchased power expense	79	112	191	N/A	192
Electric transmission service expense	115	49	164	N/A	165
Cost of gas sold expense	8	5	13	N/A	13
Other operation and maintenance expense	96	72	168	6	174
Other segment items:
Depreciation and amortization expense	100	91	191	4	195
Interest expense	44	42	86	28	114
Equity income from unconsolidated investments, net	—	(1)	(1)	(13)	(14)
Income tax expense (benefit)	(68)	4	(64)	2	(62)
Other (a)	(3)	11	8	3	9
Net income (loss)	190	114	304	(9)	295
Total assets (as of September 30, 2024)	11,680	9,938	21,618	1,211	22,829
Investments in equity method subsidiaries (as of September 30, 2024)	5	17	22	594	616
Construction and acquisition expenditures	202	208	410	64	474

	Utility
			Total		Alliant
			Reportable		Energy
Nine Months Ended September 30, 2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,455	$1,373	$2,828	N/A	$2,828
Gas utility revenues	185	181	366	N/A	366
Other revenues	36	1	37	$67	104
Total revenues	1,676	1,555	3,231	67	3,298
Electric production fuel and purchased power expense	213	351	564	N/A	564
Electric transmission service expense	322	152	474	N/A	474
Cost of gas sold expense	89	91	180	N/A	180
Other operation and maintenance expense	275	222	497	33	530
Other segment items:
Depreciation and amortization expense	346	275	621	10	631
Interest expense	154	129	283	89	372
Equity income from unconsolidated investments, net	—	(1)	(1)	(40)	(41)
Income tax benefit	(98)	(9)	(107)	(2)	(109)
Other (a)	1	24	25	4	29
Net income (loss)	374	321	695	(27)	668
Construction and acquisition expenditures	976	511	1,487	161	1,648

	Utility
			Total		Alliant
Nine Months Ended September 30, 2024 (amounts may not foot due to rounding)			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,318	$1,261	$2,579	N/A	$2,579
Gas utility revenues	175	147	322	N/A	322
Other revenues	34	2	36	$68	104
Total revenues	1,527	1,410	2,937	68	3,005
Electric production fuel and purchased power expense	195	298	493	N/A	493
Electric transmission service expense	317	148	465	N/A	464
Cost of gas sold expense	85	67	152	N/A	152
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	N/A	60
Other operation and maintenance expense	281	200	481	29	510
Other segment items:
Depreciation and amortization expense	294	269	563	8	571
Interest expense	128	124	252	77	329
Equity income from unconsolidated investments, net	—	(2)	(2)	(42)	(44)
Income tax expense (benefit)	(112)	13	(99)	(5)	(104)
Other (a)	7	23	30	3	34
Net income (loss)	272	270	542	(2)	540
Construction and acquisition expenditures	702	578	1,280	154	1,434

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Corporate Services billings	$50	$42	$147	$134	$49	$38	$144	$124
Sales credited	16	—	18	—	44	29	106	66
Purchases billed	124	130	323	332	15	18	51	41

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Net payables to Corporate Services	$142	$135	$71	$64

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2025	2024	2025	2024
ATC billings to WPL	$38	$39	$114	$115
WPL billings to ATC	9	5	20	12

WPL owed ATC net amounts of $10 million as of September 30, 2025 and $10 million as of December 31, 2024.

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

2025 HIGHLIGHTS

Key highlights since the filing of the 2024 Form 10-K include the following:

Customer Investments:
•Over the next six years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 2,000 MW of natural gas resources, approximately 1,300 MW of new energy storage, approximately 1,100 MW of new renewable generation, improvements of approximately 530 MW at existing natural gas-fired EGUs, and refurbishments at approximately 450 MW of existing wind farms. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2025 through 2029 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects are as follows:
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
•In August 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 75 MW of energy storage at the site of its Golden Plains wind farm.
•In August 2025, IPL filed a certificate of public convenience, use and necessity (GCU Certificate) application with the IUC for approval to construct, own and operate an approximate 720 MW simple-cycle natural gas-fired EGU at the site of its Marshalltown Generating Station, known as the Bobcat Energy Center. A decision from the IUC is currently expected in the first quarter of 2026.
•In September 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 75 MW of energy storage at the site of its Whispering Willow - North wind farm.
•In October 2025, WPL completed construction of approximately 75 MW of energy storage at the site of its Wood County solar facility.
•In November 2025, IPL filed a GCU Certificate application with the IUC for approval to construct, own and operate a 94 MW natural gas-fired EGU using RICE technology at the site of its Burlington Generating Station. A decision from the IUC is currently expected in the first quarter of 2026.

Rate Matters:
•In September 2025, WPL filed a unanimous settlement agreement with the PSCW for the 2026/2027 forward-looking Test Period. In November 2025, the PSCW issued an oral decision approving the settlement agreement. A written order from the PSCW is currently expected by the end of 2025. The settlement agreement reflects the following:
•Annual incremental rate increases for its retail electric customers of $79 million and $73 million in 2026 (effective January 1, 2026) and 2027 (effective January 1, 2027), respectively, and an average retail electric rate base of $6,234 million and $6,549 million in 2026 and 2027, respectively.
•Annual incremental rate increases for its retail gas customers of $7 million and $5 million in 2026 (effective January 1, 2026) and 2027 (effective January 1, 2027), respectively, and an average retail gas rate base of $558 million and $593 million in 2026 and 2027, respectively.
•Return on common equity of 9.8% and common equity component of its regulatory capital structure of 54.5%.
•Key drivers include revenue requirement impacts of increasing electric and gas rate base, including wind refurbishment projects, energy storage, existing natural gas-fired EGU improvements, solar generation costs incurred that exceed the construction cost estimates previously approved by the PSCW (refer to Note 3 for further discussion), and electric and gas distribution investments.
•Extension, with certain modifications, of current earnings sharing mechanism through 2027, including deferral of a portion of earnings if the annual regulatory return on common equity exceeds 10.05% during the 2026/2027 Test Period (deferral of 50% of its excess earnings between 10.05% and 10.55%, and 100% of any excess earnings above 10.55%).
•Allowance for funds used during construction applied to 100% of construction work in progress balances related to construction activity on capital projects requiring PSCW approval and are impacted by federal law changes.
•IPL currently expects to file a subsequent proceeding with the IUC in the fourth quarter of 2025 for its October 2024 through September 2025 forward-looking Test Period retail electric and gas rate reviews, which will compare actual revenues and costs to those initially forecasted by IPL. IPL currently does not expect any rate adjustments from the subsequent proceeding.

Growing Customer Demand:
•WPL has entered into electric service agreements with two new customers, who currently expect to build data centers in WPL’s service territory. The actual timing and amount of increases in WPL’s load are subject to various factors, including interconnections, siting approvals and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load. IPL’s and WPL’s currently executed electric service agreements include aggregate, peak demands of approximately 3 gigawatts. The energy resources to serve this expected load are included in the construction and acquisition table in “Liquidity and Capital Resources.”
•In May 2025 and October 2025, the IUC issued orders, with certain conditions, approving individual customer rates for data centers expected to be constructed in IPL’s service territory. In April 2025, WPL filed a request with the PSCW for approval of an individual customer rate for a data center expected to be constructed in its service territory. A decision from the PSCW is currently expected in the first quarter of 2026.

Environmental Matters and Stewardship:
•In March 2025, the EPA announced it expects to initiate a formal reconsideration of various environmental regulations and programs, including the Cross-State Air Pollution Rule and Effluent Limitation Guidelines. In June 2025, the EPA proposed to repeal emissions standards and guidelines issued under Clean Air Act Sections 111(b) and 111(d) for electric generating units. In July 2025, the EPA proposed to repeal its 2009 finding that GHG contributes to climate change, which gave it authority to regulate GHG under the Clean Air Act. In October 2025, the EPA proposed a rule to revise certain deadlines and other provisions of the 2024 Effluent Limitation Guidelines. The EPA also expects to expedite review of state programs to delegate implementation of the Coal Combustion Residuals Rule and reconsider compliance deadlines. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing and potential litigation.
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

Legislative Matters:
•In July 2025, the One Big Beautiful Bill Act was enacted, which modifies various clean energy tax credits under the Inflation Reduction Act of 2022, including production tax credits and investment tax credits. The most significant provisions of the new legislation for Alliant Energy, IPL and WPL relate to the accelerated phase out of clean energy tax credits for eligible projects for which construction begins more than 12 months after the date of enactment or for projects placed in service after 2027, and restricted access to clean energy tax credits for projects that begin construction after 2025 and receive impermissible amounts of construction support from entities with ties to certain foreign countries, including China. Additionally, in July 2025, the Presidential Administration directed the U.S. Department of the Treasury to strictly enforce the termination of clean energy tax credits, including issuing new and revised guidance in August 2025, to ensure that requirements concerning the beginning of construction are not circumvented. Refer to “2025 Highlights” for discussion of Alliant Energy’s, IPL’s and WPL’s current plans to develop and/or acquire new clean energy resources. Alliant Energy, IPL and WPL currently expect these clean energy projects would continue to be eligible for clean energy tax credits. If these clean energy projects do not begin construction within the anticipated timeframes or fail to meet other eligibility requirements, the amount of clean energy tax credits could be significantly reduced, which could adversely impact Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Financings and Common Stock Dividends:
•Refer to “Results of Operations” for discussion of expected future issuances of common stock in 2026 through 2029 and common stock dividends in 2026, and expected future issuances and retirements of long-term debt by the end of 2026.
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

	2025		2024
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$292	$1.13	$308	$1.20
ATC Holdings	10	0.04	9	0.04
Non-utility and Parent	(21)	(0.08)	(22)	(0.09)
Alliant Energy Consolidated	$281	$1.09	$295	$1.15

Alliant Energy’s Utilities and Corporate Services net income decreased by $16 million for the three-month period, primarily due to higher other operation and maintenance expenses, the timing of income tax expense, higher depreciation and financing expenses. These items were partially offset by higher revenue requirements from IPL’s and WPL’s capital investments.

Alliant Energy’s Non-utility and Parent net income increased $1 million for the three-month period, primarily due to the timing of income taxes, partially offset by a state income tax apportionment charge.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$125	$85	$40	$249	$137	$112
Changes in gas utility (Refer to details below)	2	—	2	44	10	34
Changes in other utility	—	1	(1)	1	2	(1)
Changes in non-utility	2	—	—	(1)	—	—
Changes in total revenues	129	86	41	293	149	145
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	(47)	(27)	(21)	(71)	(18)	(53)
Changes in electric transmission service (Refer to details below)	(1)	—	(2)	(10)	(5)	(4)
Changes in cost of gas sold (Refer to details below)	1	1	—	(28)	(4)	(24)
Asset valuation charge for IPL’s Lansing Generating Station in the second quarter of 2024 (Refer to Note 2 for details)	—	—	—	60	60	—
Changes in other operation and maintenance (Refer to details below)	(30)	(12)	(12)	(20)	6	(22)
Changes in depreciation and amortization (Higher primarily due to solar generation placed in service in 2024 and updated electric depreciation rates for IPL effective October 1, 2024)	(16)	(16)	(1)	(60)	(52)	(6)
Changes in taxes other than income taxes	—	(1)	1	(1)	1	(1)
Changes in total operating expenses	(93)	(55)	(35)	(130)	(12)	(110)
Changes in operating income	36	31	6	163	137	35
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2025)	(14)	(10)	(1)	(43)	(26)	(5)
Changes in equity income from unconsolidated investments, net (Refer to Note 5 for details)	4	—	—	(3)	—	—
Changes in allowance for funds used during construction	4	2	2	7	3	4
Changes in Other	—	(1)	(1)	(1)	2	(5)
Changes in total other income and deductions	(6)	(9)	—	(40)	(21)	(6)
Changes in income before income taxes	30	22	6	123	116	29
Changes in income taxes (Refer to Note 9 for details)	(44)	(47)	3	5	(14)	22
Changes in net income	($14)	($25)	$9	$128	$102	$51

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$996	$887	6,974	6,697	$38	$38	3,252	3,281
Sales for resale:
Wholesale	51	58	713	782	N/A	N/A	N/A	N/A
Bulk power and other	64	31	1,497	1,363	N/A	N/A	N/A	N/A
Transportation/Other	13	23	13	14	13	11	34,593	30,239
	$1,124	$999	9,197	8,856	$51	$49	37,845	33,520
Nine Months
Retail	$2,514	$2,312	19,075	18,633	$327	$289	33,188	29,128
Sales for resale:
Wholesale	148	147	2,055	2,115	N/A	N/A	N/A	N/A
Bulk power and other	133	66	4,050	4,120	N/A	N/A	N/A	N/A
Transportation/Other	33	54	41	43	39	33	92,758	93,248
	$2,828	$2,579	25,221	24,911	$366	$322	125,946	122,376

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$574	$497	3,812	3,647	$20	$21	1,489	1,606
Sales for resale:
Wholesale	11	19	135	212	N/A	N/A	N/A	N/A
Bulk power and other	17	—	503	248	N/A	N/A	N/A	N/A
Transportation/Other	6	7	7	8	7	6	10,309	10,337
	$608	$523	4,457	4,115	$27	$27	11,798	11,943
Nine Months
Retail	$1,377	$1,259	10,537	10,302	$162	$156	15,928	14,491
Sales for resale:
Wholesale	39	45	478	568	N/A	N/A	N/A	N/A
Bulk power and other	19	(5)	1,199	777	N/A	N/A	N/A	N/A
Transportation/Other	20	19	23	24	23	19	32,675	31,621
	$1,455	$1,318	12,237	11,671	$185	$175	48,603	46,112

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months
Retail	$422	$390	3,162	3,050	$18	$17	1,763	1,675
Sales for resale:
Wholesale	40	39	578	570	N/A	N/A	N/A	N/A
Bulk power and other	47	31	994	1,115	N/A	N/A	N/A	N/A
Transportation/Other	7	16	6	6	6	5	24,284	19,902
	$516	$476	4,740	4,741	$24	$22	26,047	21,577
Nine Months
Retail	$1,137	$1,053	8,538	8,331	$165	$133	17,260	14,637
Sales for resale:
Wholesale	109	102	1,577	1,547	N/A	N/A	N/A	N/A
Bulk power and other	114	71	2,851	3,343	N/A	N/A	N/A	N/A
Transportation/Other	13	35	18	19	16	14	60,083	61,627
	$1,373	$1,261	12,984	13,240	$181	$147	77,343	76,264

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 4% and 2% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to changes in temperatures and higher sales to industrial customers. Alliant Energy’s retail gas sales volumes increased 14% for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric						Gas
	Three Months			Nine Months			Three Months			Nine Months
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
IPL	$11	$1	$10	$12	($7)	$19	$—	($1)	$1	($4)	($8)	$4
WPL	(1)	—	(1)	—	(11)	11	—	(1)	1	(1)	(7)	6
Total Alliant Energy	$10	$1	$9	$12	($18)	$30	$—	($2)	$2	($5)	($15)	$10

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements (a)(b)	$118	$100	$18	$319	$271	$48
Higher sales for resale bulk power and other revenues (c)	33	17	16	67	24	43
Estimated changes in sales volumes caused by temperatures	9	10	(1)	30	19	11
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	7	7	—	14	14	—
Higher (lower) revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below)	23	17	6	10	(1)	11
Changes in WPL electric fuel-related costs, net of recoveries (d)	1	—	1	7	—	7
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (offset by changes in income taxes) (a)	(27)	(27)	—	(116)	(116)	—
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in income taxes) (a)	(19)	(19)	—	(53)	(53)	—
Lower revenues at IPL from discontinuation of renewable energy rider in 2024 (a)	(15)	(15)	—	(23)	(23)	—
Other	(5)	(5)	—	(6)	2	(8)
	$125	$85	$40	$249	$137	$112

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

(c)Sales for resale bulk power and other revenues increased primarily due to higher prices for electricity and capacity sold by IPL and WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.
(d)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately $1 million and $3 million for the three and nine months ended September 30, 2025, respectively, compared to $0 and ($4) million for the three and nine months ended September 30, 2024, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher (lower) revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	($1)	($1)	$—	$28	$4	$24
Estimated changes in sales volumes caused by temperatures	2	1	1	10	4	6
Higher revenue requirements (a)	1	1	—	6	6	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	(6)	(6)	—
Other	—	(1)	1	6	2	4
	$2	$—	$2	$44	$10	$34

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric production fuel costs (a)	($27)	($20)	($7)	($55)	($37)	($18)
Lower (higher) purchased power expense (b)	(3)	2	(5)	(13)	6	(19)
Changes in regulatory recovery of retail electric fuel-related costs	(17)	(9)	(8)	(4)	13	(17)
Other	—	—	(1)	1	—	1
	($47)	($27)	($21)	($71)	($18)	($53)

(a)Electric production fuel costs increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to higher coal volumes due to higher dispatch of coal-fired EGUs and higher natural gas prices, partially offset by lower natural gas volumes due to lower dispatch of natural gas-fired EGUs.
(b)Purchased power expense increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to higher prices for electricity purchased at WPL.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	$4	$2	$2	$11	$3	$8
Other (primarily due to changes in transmission service costs provided by third parties)	(5)	(2)	(4)	(21)	(8)	(12)
	($1)	$—	($2)	($10)	($5)	($4)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in retail gas volumes and natural gas prices	($6)	$1	($7)	($29)	($6)	($23)
Changes in the regulatory recovery of gas costs	7	—	7	1	2	(1)
	$1	$1	$—	($28)	($4)	($24)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher generation and energy delivery expenses	($13)	($6)	($7)	($11)	$—	($11)
Higher incentive compensation expense	(5)	(3)	(2)	(10)	(5)	(5)
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	(7)	(7)	—	(7)	(7)	—
Development costs for new generation	(6)	(4)	(2)	(6)	(4)	(2)
ARO charge in the second quarter of 2024 for steam assets at IPL (Refer to Note 1(d) for details)	—	—	—	20	20	—
Other	1	8	(1)	(6)	2	(4)
	($30)	($12)	($12)	($20)	$6	($22)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $2.4 billion of common stock in aggregate from 2026 through 2029 through the distribution agreement that was executed in May 2025, its Shareholder Direct Plan (up to $25 million in common stock annually) and additional future equity offerings. For the remainder of 2025, WPL currently expects to issue up to $300 million of long-term debt. In 2026, IPL and WPL currently expect to issue up to $500 million and $300 million, respectively, of long-term debt, and AEF and/or Alliant Energy at the parent company level expect to issue up to $300 million of long-term debt in aggregate. AEF and Alliant Energy at the parent company level have $500 million and $575 million, respectively, of long-term debt maturing in 2026.
•Common Stock Dividends - Alliant Energy announced a 5% increase in its targeted 2026 annual common stock dividend to $2.14 per share, which is equivalent to a quarterly rate of $0.535 per share, beginning with the February 2026 dividend payment. The timing and amount of future dividends is subject to approval of quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect increases in electric utility and gas utility revenues in 2026 compared to 2025 due to impacts from increasing revenue requirements related to investments in the utility business (refer to “Rate Matters” for further discussion). Additionally, Alliant Energy and IPL currently expect electric utility revenues to increase in 2026 compared to 2025 due to the expiration of tax benefit rider credits in 2025. Furthermore, Alliant Energy, IPL and WPL currently expect a decrease in the effective income tax rate in 2026 compared to 2025 due to additional renewable tax credits from renewable generation and energy storage projects placed in service and/or expected to be placed in service in 2025 and 2026. A majority of the differences between actual renewable tax credits and renewable tax credits used to determine rates are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. Investment tax credits resulting from IPL energy storage projects placed in service and/or expected to be placed in service in 2025 and 2026 may be utilized to offset any revenue deficiency on an annual basis up to the earnings sharing mechanism threshold included in IPL’s retail electric rate review settlement agreement.
•Sales Trends - Alliant Energy, IPL and WPL currently expect an increase in retail electric sales in 2026 compared to 2025 driven by expected load growth from new customers who currently expect to build data centers in IPL’s and WPL’s service territories. Refer to “Growing Customer Demand” for further discussion.
•Other Operation and Maintenance Expenses - Alliant Energy, IPL and WPL currently expect an increase in other operation and maintenance expenses in 2026 compared to 2025 largely due to higher generation maintenance and energy delivery expenses.
•Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2026 compared to 2025 due to capital projects placed in service in 2025 and 2026.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2026 compared to 2025 due to financings completed in 2025 and planned in 2026 as discussed above.
•Allowance for Funds Used During Construction - Alliant Energy, IPL and WPL currently expect an increase in allowance for funds used during construction in 2026 compared to 2025 largely due to changes in construction work in progress balances related to construction activity on capital projects.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2024 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2025, Alliant Energy had $503 million of cash and cash equivalents, $250 million of short-term investments, $1,108 million ($550 million at the parent company, $350 million at IPL and $208 million at WPL) of available capacity under the single revolving credit facility and $4 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Financial capital structures at September 30, 2025 were as follows (Long-term Debt (including current maturities) (LD); Short-term Debt (SD); Common Equity (CE)):
(a)The long-term debt component of Alliant Energy’s financial capital structure includes junior subordinated notes classified as “Long-term debt, net” on Alliant Energy’s balance sheet (refer to Note 7 for additional information). 50% of the carrying amount of junior subordinated notes is excluded from the debt component of Alliant Energy’s debt-to-capital ratio used by the majority of rating agencies. Alliant Energy’s financial capital structure adjusted for the reclassification of 50% of the carrying amount of junior subordinated notes from long-term debt to common equity at September 30, 2025 was as follows: LD: 59%, CE: 40% and SD: 1%. The non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate Alliant Energy’s capital structure.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Cash, cash equivalents and restricted cash, January 1	$81	$63	$29	$53	$51	$7
Cash flows from (used for):
Operating activities	900	913	289	231	573	651
Investing activities	(1,605)	(940)	(660)	(332)	(530)	(464)
Financing activities	1,127	794	551	804	(83)	(125)
Net increase (decrease)	422	767	180	703	(40)	62
Cash, cash equivalents and restricted cash, September 30	$503	$830	$209	$756	$11	$69

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Lower collections from IPL’s retail customers due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism	($116)	($116)	$—
Lower collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider	(53)	(53)	—
Changes in income taxes paid/received (a)	(50)	(20)	(43)
Changes in interest payments	(47)	(31)	(13)
Restructuring and voluntary employee separation payments in 2025	(25)	(11)	(12)
Lower collections from IPL’s retail customers due to discontinuation of renewable energy rider in 2024	(23)	(23)	—
Changes in gas stored underground and prepaid gas costs	(23)	(10)	(13)
Higher collections from IPL’s and WPL’s retail electric and IPL’s retail gas base rate increases	325	277	48
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	40	23	17
Other (primarily due to other changes in working capital)	(41)	22	(62)
	($13)	$58	($78)

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the nine months ended September 30, 2025 and 2024.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Purchases of short-term investments in 2025	($250)	$—	$—
(Higher) lower utility construction and acquisition expenditures (a)	(207)	(274)	67
Proceeds from sales of partial ownership interests in West Riverside in 2024	(123)	—	(123)
Changes in the amount of cash receipts on sold receivables	(67)	(67)	—
Other	(18)	13	(10)
	($665)	($328)	($66)

(a)Largely due to higher expenditures for IPL’s energy storage and gas generation, partially offset by lower expenditures for IPL’s and WPL’s solar generation and WPL’s energy storage.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions and the impact of tariffs, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. Construction and acquisition expenditures for 2025 through 2029 are currently anticipated as follows (in millions), which are focused on adding renewable generation and energy storage projects and dispatchable gas generation projects to meet growing customer demand for electricity, including expected future data center growth from currently executed electric service agreements, and strengthening the resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL are currently evaluating the impacts of tariffs, recently enacted legislation and additional potential large load growth customers on their resource plans, and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable.

	Alliant Energy					IPL					WPL
	2025	2026	2027	2028	2029	2025	2026	2027	2028	2029	2025	2026	2027	2028	2029
Generation:
Renewables and energy storage projects	$940	$875	$1,135	$1,545	$820	$615	$445	$530	$275	$655	$310	$480	$605	$1,270	$165
Gas projects	400	1,055	1,505	1,180	985	230	690	1,130	920	440	120	330	375	260	545
Other	155	180	135	175	100	80	80	80	55	45	75	100	55	120	55
Distribution:
Electric systems	620	550	545	570	615	355	275	260	265	275	265	275	285	305	340
Gas systems	110	135	145	105	105	65	70	80	40	40	45	65	65	65	65
Other	245	250	200	220	280	50	40	40	40	60	35	40	35	40	55
	$2,470	$3,045	$3,665	$3,795	$2,905	$1,395	$1,600	$2,120	$1,595	$1,515	$850	$1,290	$1,420	$2,060	$1,225

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2025 compared to the same period in 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher (lower) net proceeds from issuance of long-term debt	$561	$245	($297)
(Higher) lower payments to retire long-term debt	5	(300)	—
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(40)	25
Net changes in the amount of commercial paper outstanding	(221)	(50)	327
Higher common stock dividends	(22)	(119)	(16)
Other	10	11	3
	$333	($253)	$42

FERC Financing Authorization - In August 2025, IPL received authorization from FERC to increase the long-term debt securities issuances in 2024 and 2025 to $1,950 million. The remaining capacity as of September 30, 2025 is $400 million.

Common Stock Issuances and Common Stock Dividends - Refer to Note 6 for discussion of common stock issuances by Alliant Energy in 2025 and Alliant Energy’s at-the-market offering program. Refer to “Results of Operations” for discussion of expected future issuances of common stock from 2026 through 2029 and common stock dividends in 2026.

Long-term Debt - Refer to Note 7(b) for discussion of AEF’s term loan credit agreements and various issuances and/or retirements of long-term debt by Alliant Energy and IPL in 2025. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt by the end of 2026.

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

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2024 Form 10-K and has not changed materially from the items reported in the 2024 Form 10-K, except for the items described in Notes 4, 7 and 13.

OTHER MATTERS

Critical Accounting Estimates - The summary of critical accounting estimates included in the 2024 Form 10-K has not changed materially, except as described below.

Long-Lived Assets -
Regulated Operations -
Generating Units Subject to Early Retirement - WPL currently plans to continue coal operations at Columbia Units 1 and 2 at least through 2029 as well as evaluate the potential conversion of Columbia Unit 1 and/or Unit 2 to natural gas. WPL previously planned to cease coal operations at Columbia Units 1 and 2 by the end of 2029. As a result, Alliant Energy and WPL concluded that Columbia Units 1 and 2 no longer meet the criteria to be considered probable of abandonment as of September 30, 2025. Refer to Note 3 for further discussion of Columbia Units 1 and 2.

Solar Generation Projects Recently Completed - Construction costs associated with WPL’s approximately 1,100 MW of new solar generation exceeded the construction cost estimates previously approved by the PSCW by approximately $205 million. In September 2025, WPL filed a settlement agreement with the PSCW for the 2026/2027 forward-looking Test Period. In November 2025, the PSCW issued an oral decision approving the settlement agreement, which includes a full return of and on these solar generation construction costs from WPL’s retail electric customers. As a result, Alliant Energy and WPL concluded that there was not a probable disallowance of the higher rate base amounts as of September 30, 2025. Refer to Note 3 for further discussion.

Retroactive Tariffs on Solar Cells and Modules - In August 2023, the U.S. Department of Commerce (DOC) issued a final ruling that found solar cells and modules produced in certain Southeast Asian countries, including Cambodia, Malaysia, Thailand and Vietnam, using parts and components produced in China, were circumventing pre-existing antidumping and countervailing duties on China. Consistent with a June 2022 Presidential Proclamation, the DOC issued rules granting duty-free treatment of solar cells and modules imported from these four countries as of June 2022 until June 2024. In August 2025, the U.S. Court of International Trade (CIT) ruled that this two-year duty suspension, as issued, was impermissible. In September 2025, this ruling from the CIT was appealed to the Federal Circuit. The CIT's order has been stayed pending appeal. Alliant Energy, IPL and WPL continue to assess the potential impact of these tariffs on previously completed solar generation projects and are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2024 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2025.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2024 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2025 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	5,948	$62.08	—	N/A
August 1 through August 31	2,812	64.62	—	N/A
September 1 through September 30	6	65.46	—	N/A
	8,766	62.90	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

(c)During the quarter ended September 30, 2025, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Officer’s Certificate, dated as of September 11, 2025, creating IPL’s 5.600% Senior Debentures due October 1, 2055 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 11, 2025 (File No. 1-4117))

4.2
Indenture, dated as of September 26, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed September 26, 2025 (File No. 1-9894))

4.3
First Supplemental Indenture, dated as of September 26, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.750% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, filed September 26, 2025 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2025.

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

