Form 10-K
period 2025-12-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2026-02-20
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2025:
Alliant Energy Corporation - $15.5 billion
Interstate Power and Light Company - $0
Wisconsin Power and Light Company - $0
Number of shares outstanding of each class of common stock as of January 31, 2026:
Alliant Energy Corporation, Common Stock, $0.01 par value, 257,140,829 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2026 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

Interstate Power and Light Company and Wisconsin Power and Light Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2026 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2026 Annual Meeting of Shareowners	GAAP	U.S. generally accepted accounting principles
AEF	Alliant Energy Finance, LLC	GHG	Greenhouse gases
AFUDC	Allowance for funds used during construction	IPL	Interstate Power and Light Company
Alliant Energy	Alliant Energy Corporation	IRS	Internal Revenue Service
ARO	Asset retirement obligation	ITC	ITC Midwest LLC
ATC	American Transmission Company LLC	IUC	Iowa Utilities Commission
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	KWh	Kilowatt-hour
ATI	AE Transco Investments, LLC	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CA	Certificate of authority	MGP	Manufactured gas plant
CAA	Clean Air Act	MISO	Midcontinent Independent System Operator, Inc.
CCR	Coal combustion residuals	MW	Megawatt
CO2	Carbon dioxide	MWh	Megawatt-hour
Corporate Services	Alliant Energy Corporate Services, Inc.	N/A	Not applicable
CPCN	Certificate of Public Convenience and Necessity	Note(s)	Combined Notes to Consolidated Financial Statements
CSAPR	Cross-State Air Pollution Rule	OIP	Alliant Energy Omnibus Incentive Plan
CWIP	Construction work in progress	OPEB	Other postretirement benefits
DAEC	Duane Arnold Energy Center	PPA	Purchased power agreement
DCP	Alliant Energy Deferred Compensation Plan	PSCW	Public Service Commission of Wisconsin
Dth	Dekatherm	Receivables Agreement	Receivables Purchase and Sale Agreement
EGU	Electric generating unit	SEC	Securities and Exchange Commission
EPA	U.S. Environmental Protection Agency	U.S.	United States of America
EPS	Earnings per weighted average common share	VEBA	Voluntary Employees’ Beneficiary Association
FERC	Federal Energy Regulatory Commission	VIE	Variable interest entity
Financial Statements	Consolidated Financial Statements	West Riverside	West Riverside Energy Center and Solar Facility
FTR	Financial transmission right	WPL	Wisconsin Power and Light Company
Fuel-related	Electric production fuel and purchased power
FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of cancelled generation projects incurred prior to pursuing regulatory approval, as well as costs of generation projects incurred prior to regulatory approval or that exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to electric generating units (EGUs) that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, the impact of rate design on current and potential customers and demand for energy in their service territories, and the ability to obtain regulatory approval with acceptable conditions for individual customer rates for large load growth customers;
•the impact of IPL’s retail electric base rate moratorium;
•the ability to obtain regulatory approval for construction projects with acceptable conditions;
•the ability to complete construction of generation and energy storage projects by planned in-service dates and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, including previously exempted tariffs related to solar project materials and equipment from certain countries, duties or other assessments, including antidumping or countervailing duties, inflation, labor issues or supply shortages, contractor performance, the ability to successfully resolve warranty issues or contract disputes and the ability to obtain adequate generator interconnection agreements to connect the new projects to MISO in a timely manner;

•weather effects on utility sales volumes and operations;
•the direct or indirect effects resulting from cybersecurity incidents or attacks on Alliant Energy, IPL, WPL, or their suppliers, contractors and partners, or responses to such incidents;
•the impact of customer- and third party-owned generation and other non-traditional service models, including alternative electric suppliers and potential policy changes, regulatory changes, or legislation that may enable large customers to source behind-the-meter generation directly from third parties or to own or otherwise procure on-site or behind-the-meter generation or participate in co-located resource arrangements, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;
•economic conditions in IPL’s and WPL’s service territories, including the potential impacts of business or facility closures and tariffs;
•the ability and cost to attract large load growth customers and to provide sufficient generation and the ability of ITC and ATC to provide sufficient transmission capacity for potential load growth timely, including significant new commercial or industrial customers, such as data centers;
•the ability of potential large load growth customers to timely construct new facilities, due to local or state regulatory actions, zoning, siting, or permitting actions, public or community opposition or other factors, as well as the resulting higher system load demand by expected levels and timeframes;
•the impact of large load growth customers altering, delaying or cancelling planned facilities, including any resulting impacts of overbuilt or under-utilized transmission capacity or generation assets;
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
•the ability to achieve the expected level of tax benefits for renewable generation and energy storage projects based on tax guidelines, timely beginning of construction and in-service dates, sourcing permissible amounts of construction and/or financing support from entities with ties to certain foreign countries, compliance with prevailing wage and apprenticeship requirements, project costs and the level of electricity output generated by qualifying generating facilities, and the ability to efficiently utilize the renewable generation and energy storage project tax benefits to achieve IPL’s authorized rate of return and for the benefit of IPL’s and WPL’s customers;
•federal and state regulatory or governmental actions, including the impact of legislation, Treasury regulations, executive orders, interpretations and guidance, and changes in public policy, including changes impacting renewable tax credits, including any repeal, modification, or reduced funding of the Inflation Reduction Act and the impact of the One Big Beautiful Bill Act, and siting generation and energy storage projects;
•the ability to utilize tax credits generated to date, and those that may be generated in the future, before they expire, as well as the ability to transfer tax credits that may be generated in the future at adequate pricing;
•the impacts of changes in the tax code, including tax rates, minimum tax rates, adjustments made to deferred tax assets and liabilities, changes in state income tax apportionment, and changes impacting the availability of and ability to transfer renewable tax credits, including preserving the qualification of any future tax credits;
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
•inflation and higher interest rates;
•continued access to the capital markets on competitive terms and rates, and risks associated with potential increases in borrowing costs or reduced access to funding, and the actions of credit rating agencies;
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
•changes to MISO’s interconnection or resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new and existing generating facilities, including IPL’s and WPL’s additional solar generation, may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s process, or procure capacity in the market whereby such costs might not be recovered in rates;

•any legislative or regulatory changes that impose mandatory integrated resource planning requirements or materially modify existing planning processes, potentially affecting resource selection, cost recovery, and the ability to meet large load growth demand for energy;
•any material post-closing payments related to any past asset divestitures, including the transfer of renewable tax credits, which could result from, among other things, indemnification agreements, warranties, guarantees or litigation;
•issues associated with environmental remediation and environmental compliance, including compliance with all current environmental and emissions laws, regulations, siting requirements, and permits and future changes in environmental laws and regulations, including the CCR, CSAPR and federal, state or local regulations for emissions reductions, including greenhouse gases (GHG), from new and existing fossil-fueled EGUs under the CAA, and litigation associated with environmental requirements;
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
•risks associated with third-party risk management practices, including vendor financial condition, operational performance, cybersecurity incidents, and compliance with contractual and regulatory requirements;
•risks associated with large-scale internal technology modernization initiatives, including enterprise asset management systems, operational technology/informational technology integration, cloud transformation, and digital modernization, and the potential for delays, cost overruns, or operational impacts;
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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company, and its purpose-driven strategy is to serve its customers and build stronger communities. Alliant Energy’s primary focus is to provide regulated electric and natural gas service to approximately 1,010,000 electric and approximately 435,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are as follows:

1) IPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL provides utility services to incorporated communities as directed by the IUC and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2025, IPL supplied electric and natural gas service to approximately 505,000 and 230,000 retail customers, respectively, in Iowa. IPL also sells electricity to wholesale customers in Illinois and Iowa and was engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa, which were each under contract through 2025 for taking minimum quantities of annual steam usage, with certain conditions. Subsequent to December 31, 2025, IPL exited the steam business.

2) WPL - is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2025, WPL supplied electric and natural gas service to approximately 505,000 and 205,000 retail customers, respectively. WPL also sells electricity to wholesale customers in Wisconsin.

3) CORPORATE SERVICES - provides administrative services to Alliant Energy, IPL, WPL and AEF.

4) AEF - Alliant Energy’s non-utility holdings are organized under AEF, which manages a portfolio of wholly-owned subsidiaries and additional holdings, including the following distinct platforms:

ATI - currently holds all of Alliant Energy’s interest in ATC Holdings. ATC Holdings is comprised of a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds an interest in Duke-American Transmission Company, LLC, which holds a note receivable related to the previously owned electric transmission infrastructure in North America.

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

Employees - At December 31, 2025, Alliant Energy, IPL and WPL had the following full- and part-time employees:

	Total	Number of	Percentage of Employees
	Number of	Bargaining Unit	Covered by Collective
	Employees	Employees	Bargaining Agreements
Alliant Energy	2,948	1,705	58%
IPL	1,003	739	74%
WPL	992	853	86%

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

Total Rewards - Our market-competitive Total Rewards programs are designed to meet the varied and evolving needs of our employees. Through a variety of programs, we offer employees choice and control, and help support their financial, physical, and mental well-being. We also provide a personal family advocate to help employees navigate their healthcare needs as well as other resources to help maintain and improve their health.

In addition to competitive salaries and wages, our Total Rewards programs include:
•competitive short- and long-term incentive compensation that align employees with strategic corporate goals;
•a 401(k) savings plan with an employer contribution and employer match;
•healthcare and insurance benefits, including medical, vision, dental, mental health resources, life, short-term disability, and long-term disability insurance;
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

Our efforts to advance employee engagement in our workforce include:
•Learning: We offer various learning opportunities for employees, such as participating in area summits, supporting and engaging with company-wide Communities of Purpose, providing training opportunities, and hosting speakers where employees can ask questions and interact with business leaders and other experts, among other programs, as well as leaders facilitating conversations around employee engagement, helping to ensure employees are seen, heard and valued;
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

To help attract and introduce a wide range of candidates to our industry, we have early careers programs that include youth programs (high school), pre-apprenticeships, and apprenticeships. Our programs provide a pipeline of talented students to engage in meaningful, hands-on work experiences. Our apprenticeship program combines supervised, structured on-the-job training with related instruction to produce highly skilled trade and technical workers, and builds lifetime skills and comprehensive knowledge in the high-demand technical trades necessary for our success. The apprenticeship program gives us the flexibility to tailor training to match our needs - training employees in our facilities, on our equipment, and consistent with our safety standards and employee expectations. We instill company Values, methods and procedures from day one.

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

Energy Policy Act of 2005 - The Energy Policy Act of 2005 requires creation of an Electric Reliability Organization to provide oversight by FERC. FERC designated North American Electric Reliability Corporation, which also provides oversight of cybersecurity standards, as the overarching Electric Reliability Organization. The Midwest Reliability Organization, which is a regional member of North American Electric Reliability Corporation, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

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

Retail Utility Base Rates - IPL files periodic requests with the IUC for retail rate changes and may base those requests on either historical or forward-looking test periods. The IUC must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, subject to certain exceptions. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUC rules and regulations. The IUC has rules that establish minimum filing requirements for rate reviews using a forward-looking test period, and a related subsequent proceeding review after the close of the forward-looking test period. The rules provide that in the subsequent proceeding review, a utility’s actual costs and revenues will be presumed to be reasonably consistent with the forward-looking test period if the utility’s actual return on common equity falls within a standard of reasonableness of 50 basis points above to 50 basis points below the authorized return on common equity. If the utility’s actual return on common equity is outside of this range, future rates could be adjusted. In addition, the rules require that IPL must receive an order from the IUC related to the subsequent proceeding review before it can file another rate review. Also, IPL is required to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels. IPL would apply excess earnings to the remaining net book value of IPL’s highest earning asset with advance ratemaking principles based on its authorized return on common equity. Refer to “Rate Matters” in MDA for discussion of IPL’s retail electric base rate moratorium from October 2025 through September 2029 approved by the IUC in IPL’s most recent retail electric rate review.

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

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU or energy storage with a capacity of less than 100 MW and a project cost of $16.3 million or more. WPL must obtain a CPCN from the PSCW in order to construct a new EGU or energy storage in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers are subject to retail utility rate regulation by the PSCW.

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

Department of Homeland Security Transportation Security Administration - Alliant Energy, IPL and WPL are subject to regulation for physical and cybersecurity of their natural gas pipeline systems.

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

Air Quality -
Climate Change and Greenhouse Gas Regulations - In 2007, the Supreme Court provided direction on the EPA’s authority to regulate GHG and ruled that these emissions are covered by the CAA. In 2009, the EPA issued a ruling that found GHG emissions from motor vehicles contribute to climate change and therefore threaten public health and welfare, which is the basis for implementing CO2 reduction standards under the CAA. The primary GHG directly emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at its EGUs. In February 2026, the EPA finalized a rule to rescind its 2009 finding that GHG contributes to climate change, concluding that regulation of GHG falls outside of the scope of the CAA. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing or potential litigation.

Clean Air Act Section 111(d) - In May 2024, the EPA enacted the final Section 111(d) rule under the CAA for certain fossil-fueled EGUs, which requires states to implement plans to reduce CO2 emissions through various Best System of Emission Reduction (BSER) measures at affected sources, including retirement, enforceable limits on operational capacity, co-firing with low-GHG fuels, or carbon capture and storage technology. The final rule does not apply to EGUs that are retired by January 2032. In addition, the final rule does not impact existing natural gas-fired combustion turbines. The final rule’s compliance requirements will be phased in beginning in 2030 and covers fossil-fueled EGUs that utilize steam boilers to generate electricity, including IPL’s coal-fired Ottumwa Generating Station, George Neal Generating Station, and Louisa Generating Station, WPL’s coal-fired Edgewater Generating Station Unit 5 and Columbia Units 1 and 2, and IPL’s natural gas-fired Burlington Generating Station and Prairie Creek Generating Station Units 3 and 4. In June 2025, the EPA proposed to repeal CAA Section 111(d) and a final rule is expected in the first half of 2026. The proposed repeal has delayed the submittal of state plans for EPA approval by the May 2026 deadline. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing or potential litigation.

Clean Air Act Section 111(b) - In 2015, the EPA published final standards under Section 111(b) of the CAA, which establish CO2 emissions limits for certain new fossil-fueled EGUs, including IPL’s Marshalltown Generation Station and WPL’s West Riverside Energy Center. In addition, in May 2024, the EPA enacted final revised standards under Section 111(b), which establish CO2 emissions limits from certain new and reconstructed fossil-fueled EGU combustion turbines that commenced operation after May 23, 2023 with a capacity greater than 25 MW. The final revised standards do not apply to IPL’s and WPL’s current fossil-fueled EGU combustion turbines since they were all placed into service before May 23, 2023 and have not been reconstructed since that date. In June 2025, the EPA proposed to repeal the May 2024 111(b) revised standards and a final rule is expected in the first half of 2026. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these revised standards, including resolution of ongoing or potential litigation.

Cross-State Air Pollution Rule - CSAPR is a regional sulfur dioxide and nitrogen oxides cap-and-trade program, where compliance with emission limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of environmental controls. CSAPR emission allowances may be banked for future year compliance. CSAPR establishes state-specific annual sulfur dioxide and nitrogen oxides emission caps and ozone season nitrogen oxides emission caps. IPL and WPL currently receive, and expects to receive in the future, enough CSAPR emission allowances to ensure ongoing compliance without the need to purchase additional allowances or materially curtail operations.

New Source Performance Standards (NSPS) for Combustion Turbines - The EPA establishes requirements under the CAA for various categories of stationary sources that cause or contribute significantly to air pollution, and may reasonably be anticipated to endanger public health or welfare, which are referred to as NSPS. These standards reflect the degree of emission limitation achievable through the application of the BSER. In January 2026, EPA finalized updates to the NSPS for combustion turbines built, reconstructed, or modified after December 13, 2024. The rule established revised nitrogen oxides emission limits based on the size, capacity factor, efficiency, and fuel type for new, reconstructed or modified combustion turbines. The rule maintained the prior sulfur dioxide emission limits. Alliant Energy, IPL and WPL expect to be able to comply with the updated NSPS requirements and will continue to monitor potential litigation.

Water Quality -
Effluent Limitation Guidelines - In May 2024, the EPA enacted a final rule that revises discharge limits for specific categories of wastewater from existing steam EGUs. The new limitations will be implemented in each facility’s wastewater discharge permits issued by state agencies. In December 2025, EPA finalized an extended timeframe for the new requirements, which must now be implemented no later than December 31, 2034. Alliant Energy, IPL and WPL are currently evaluating the final rule and are unable to predict with certainty future compliance impacts, including resolution of ongoing litigation; however, costs to comply with this rule could have a material impact on their financial condition and results of operations.

Land and Solid Waste -
Coal Combustion Residuals Rule - The CCR Rule, which initially became effective in 2015, regulates CCR as a non-hazardous waste. In May 2024, the EPA revised the CCR Rule, which significantly expands the scope of regulation, and as discussed in Note 13, Alliant Energy, IPL and WPL recorded additional AROs in 2024. IPL and WPL have coal ash ponds at current and former EGU sites, and active and inactive CCR landfills, that are impacted by this rule. In February 2026, the EPA issued a final rule extending certain compliance deadlines under the CCR Rule. Alliant Energy, IPL and WPL continue to evaluate the revised CCR Rule and are unable to predict with certainty the future outcome or impact of these updates, including resolution of ongoing litigation.

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

3) STRATEGY - Refer to “Overview” in MDA for discussion of Alliant Energy’s strategy, which supports its mission to deliver energy solutions and exceptional service that its customers and communities count on - affordably, safely, reliably and responsibly.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (electric and gas) includes the operations of IPL and WPL, which are both reportable segments. IPL’s and WPL’s electric, gas and other revenues as a percentage of total revenues were as follows:

IPL	WPL
1) ELECTRIC UTILITY OPERATIONS
General - Alliant Energy’s electric utility operations are located in the Midwest with IPL providing retail and wholesale electric service in Iowa and WPL providing retail and wholesale electric service in Wisconsin. IPL also sells electricity to wholesale customers in Illinois. IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative expired in 2025. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Customers - IPL and WPL provide electric utility service to a large base of retail customers in several industries, with the largest concentrations in the farming, agriculture, industrial manufacturing, chemical (including ethanol), pipeline transportation, packaging and food industries, and data centers. IPL and WPL also sell electricity to wholesale customers, which primarily consist of municipalities and rural electric cooperatives.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. Electric sales are also impacted to a certain extent in the winter months due to heating requirements.

Competition - Retail electric customers in Iowa and Wisconsin currently do not have the ability to choose their electric supplier, and IPL and WPL have obligations to serve all retail electric customers in their service territories. Although electric service in Iowa and Wisconsin is regulated, IPL and WPL face competition from self-generation by large industrial customers, customer- and third party-owned generation (e.g. solar panels), alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). In addition, the wholesale power market is competitive and IPL and WPL compete against independent power producers, other utilities and MISO market purchases to serve wholesale customers for their electric energy and capacity needs. Alliant Energy’s strategy includes actions to retain current customers and attract new customers into IPL’s and WPL’s service territories in an effort to keep energy rates low for all customers. Refer to “Overview” in MDA for discussion of the strategy element focusing on growing customer demand.

Electric Supply - Alliant Energy, IPL and WPL have met, and expect to continue meeting, customer demand for electricity through a mix of electric supply, including owned EGUs, PPAs and additional purchases from wholesale energy markets. Alliant Energy expects its current mix of electric supply to continue to evolve with new renewable generation, energy storage facilities, new natural gas resources, refurbishing of existing wind farms, improvements at existing natural gas-fired EGUs and converting certain coal-fired EGUs to natural gas. Long-term generation plans are intended to meet growing customer demand, reduce air emissions and water impacts, reduce reliance on wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand planning reserve margins, renewable energy standards established by regulators, among other requirements.

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

	June 2026 - August 2026	September 2026 - November 2026	December 2026 - February 2027	March 2027 - May 2027
Required installed capacity reserve margin	15.0%	22.1%	42.2%	42.0%
Required unforced capacity reserve margin	7.9%	11.6%	18.9%	23.4%

Generation Fuel Supply - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a fuel mix that includes natural gas, renewable resources and coal. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2025	2024	2023	2025	2024	2023
All fuels	$2.81	$2.49	$2.83	$3.11	$2.74	$3.09
Natural gas (a)	3.05	2.52	3.10	3.84	3.03	3.47
Coal	2.28	2.29	2.09	2.41	2.37	2.54

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

Coal - Coal contracts entered into with different entities help ensure that a specified supply of coal is available, and delivered, at known prices for IPL’s and WPL’s coal-fired EGUs. Alliant Energy, IPL and WPL believe their coal supply portfolio represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Remaining coal requirements are expected to be met from either future term contracts or purchases in the spot market. Currently, all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin.

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

Electric Operating Information - Alliant Energy	2025	2024	2023
Revenues (in millions):
Residential	$1,339	$1,236	$1,220
Commercial	932	821	820
Industrial	1,034	952	968
Retail subtotal	3,305	3,009	3,008
Sales for resale:
Wholesale	184	200	213
Bulk power and other	164	86	71
Other	44	77	53
Total	$3,697	$3,372	$3,345
Sales (000s MWh):
Residential	7,393	7,104	7,176
Commercial	6,492	6,304	6,329
Industrial	11,237	11,161	11,435
Retail subtotal	25,122	24,569	24,940
Sales for resale:
Wholesale	2,565	2,783	2,859
Bulk power and other	5,386	5,620	4,730
Other	56	57	58
Total	33,129	33,029	32,587
Customers (End of Period):
Retail	1,009,387	1,002,967	995,982
Other	2,899	2,915	2,914
Total	1,012,286	1,005,882	998,896
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	5,465	5,638	5,856
Maximum winter peak hour demand (MW)	4,433	4,317	4,240
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 831)	1,054	890	974
Madison, Wisconsin (WPL) (normal - 716)	755	742	781
Sources of electric energy (000s MWh):
Gas	12,440	13,883	14,764
Purchased power:
Wind (b)	4,165	4,285	4,067
Other (b)	1,121	1,715	1,883
Wind (b)	5,370	5,540	5,410
Solar (b)	2,811	1,833	471
Coal	7,724	6,204	6,447
Other (b)	191	201	186
Total	33,822	33,661	33,228
Revenue per KWh sold to retail customers (cents)	$13.16	$12.25	$12.06
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

Electric Operating Information	IPL			WPL
	2025	2024	2023	2025	2024	2023
Revenues (in millions):
Residential	$661	$640	$641	$678	$596	$579
Commercial	609	525	519	323	296	301
Industrial	531	497	501	503	455	467
Retail subtotal	1,801	1,662	1,661	1,504	1,347	1,347
Sales for resale:
Wholesale	39	61	62	145	139	151
Bulk power and other	28	(6)	11	136	92	60
Other	28	30	27	16	47	26
Total	$1,896	$1,747	$1,761	$1,801	$1,625	$1,584
Sales (000s MWh):
Residential	3,722	3,573	3,586	3,671	3,531	3,590
Commercial	4,095	3,974	3,988	2,397	2,330	2,341
Industrial	6,065	6,073	6,335	5,172	5,088	5,100
Retail subtotal	13,882	13,620	13,909	11,240	10,949	11,031
Sales for resale:
Wholesale	481	750	766	2,084	2,033	2,093
Bulk power and other	1,777	1,138	1,465	3,609	4,482	3,265
Other	31	32	32	25	25	26
Total	16,171	15,540	16,172	16,958	17,489	16,415
Customers (End of Period):
Retail	505,636	503,279	500,938	503,751	499,688	495,044
Other	865	881	878	2,034	2,034	2,036
Total	506,501	504,160	501,816	505,785	501,722	497,080
Other Selected Electric Data:
Maximum summer peak hour demand (MW)	2,759	2,833	2,940	2,735	2,805	2,926
Maximum winter peak hour demand (MW)	2,433	2,359	2,294	2,042	2,034	1,946
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 831)	1,054	890	974	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 716)	N/A	N/A	N/A	755	742	781
Sources of electric energy (000s MWh):
Gas	5,707	5,965	6,636	6,733	7,918	8,128
Purchased power:
Wind (b)	2,622	2,681	2,504	1,543	1,604	1,563
Other (b)	493	1,228	730	628	487	1,153
Wind (b)	4,249	4,347	4,257	1,121	1,193	1,153
Solar (b)	740	119	11	2,071	1,714	460
Coal	2,577	1,442	2,252	5,147	4,762	4,195
Other (b)	1	—	1	190	201	185
Total	16,389	15,782	16,391	17,433	17,879	16,837
Revenue per KWh sold to retail customers (cents)	$12.97	$12.20	$11.94	$13.38	$12.30	$12.21
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

Gas Demand Planning Reserve Margin - IPL and WPL are required to maintain adequate pipeline capacity to ensure they meet their customers’ maximum daily system demand requirements. IPL and WPL currently have planning reserve margins of 2% and 1%, respectively, above their forecasted maximum daily system demand requirements from November 2025 through March 2026.

Gas Operating Information - Alliant Energy	2025	2024	2023
Revenues (in millions):
Residential	$306	$275	$316
Commercial	153	133	163
Industrial	13	11	16
Retail subtotal	472	419	495
Transportation/other	53	46	45
Total	$525	$465	$540
Sales (000s Dths):
Residential	27,945	24,243	25,838
Commercial	19,264	16,974	18,291
Industrial	2,154	2,272	2,276
Retail subtotal	49,363	43,489	46,405
Transportation/other	123,141	123,386	115,177
Total	172,504	166,875	161,582
Retail Customers (End of Period)	433,344	430,699	428,143
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,684)	6,215	5,450	5,807
Madison, Wisconsin (WPL) (normal - 6,929)	6,841	5,801	6,157
Revenue per Dth sold to retail customers	$9.56	$9.63	$10.67
Purchased gas costs per Dth sold to retail customers	$5.24	$5.06	$6.37

Gas Operating Information	IPL			WPL
	2025	2024	2023	2025	2024	2023
Revenues (in millions):
Residential	$155	$148	$176	$151	$127	$140
Commercial	72	68	86	81	65	77
Industrial	7	7	11	6	4	5
Retail subtotal	234	223	273	238	196	222
Transportation/other	31	27	27	22	19	18
Total	$265	$250	$300	$260	$215	$240
Sales (000s Dths):
Residential	14,026	12,413	13,146	13,919	11,830	12,692
Commercial	8,427	7,714	8,477	10,837	9,260	9,814
Industrial	1,257	1,513	1,505	897	759	771
Retail subtotal	23,710	21,640	23,128	25,653	21,849	23,277
Transportation/other	44,489	43,075	43,232	78,652	80,311	71,945
Total	68,199	64,715	66,360	104,305	102,160	95,222
Retail Customers (End of Period)	227,345	226,838	226,265	205,999	203,861	201,878
Other Selected Gas Data:
Maximum daily winter peak demand (Dth)	266,886	267,820	290,922	250,286	221,135	234,796
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,684)	6,215	5,450	5,807	N/A	N/A	N/A
Madison, Wisconsin (WPL) (normal - 6,929)	N/A	N/A	N/A	6,841	5,801	6,157
Revenue per Dth sold to retail customers	$9.87	$10.30	$11.80	$9.28	$8.97	$9.54
Purchased gas cost per Dth sold to retail customers	$5.51	$5.68	$7.16	$4.98	$4.44	$5.59
(a)Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility provided steam for IPL’s two high-pressure steam customers in Iowa. These customers were each under contract through 2025 for taking minimum quantities of annual steam usage, with certain conditions. Subsequent to December 31, 2025, IPL exited the steam business.

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

Risks Related to Data Center and Other Large Load Growth Customers
Demand from data centers and other large load growth customers may impact our business - Our ability to manage the development and implementation of complex business opportunities related to the growing demand for data centers may be limited by financial, operational, or regulatory factors. We may enter into agreements requiring significant capital investment in generation and transmission capacity for large load growth customers before realizing any potential returns. We may not be able to affordably and timely construct generation, or cause transmission companies to affordably and timely construct transmission infrastructure to meet potential load growth from any large load growth customer. A large load growth customer may decide not to take energy, take less energy than anticipated, or not take service on the anticipated schedule, due to changes in business needs, construction delays, technological advances that improve energy efficiency, or other factors, which may result in lower demand for energy than anticipated. The addition of large load growth customers may increase the concentration of sales, and increase revenue and earnings volatility. We may not be able to adequately protect against the risks inherent in relying on rapid growth within a small number of large customers in a single industry. The inability or delays in obtaining regulatory approvals with acceptable conditions or providing sufficient generation or securing transmission, due to supply chain risk, operational risk, or other factors, may impact our ability, or the cost, to provide energy to new customers. The individual customer rates may not provide sufficient revenues to fully recover the costs, the contracts with large load growth customers may increase counterparty credit risk, and the costs to provide service may be higher than expected. Large load growth customers may not be able to meet obligations in our contracts, including the obligation to pay any termination charges. Additionally, if pipeline expansions needed for new gas‑fired generation are delayed or not approved, we may be unable to meet peak requirements for data center load, increasing market purchases or capacity procurement costs. Any of these circumstances could adversely affect our business, financial condition, results of operations and growth prospects.

Laws, regulations, and opposition to data centers may impact our business - Federal, state or local legislation, rulemaking, or siting standards that specifically restrict or delay the zoning, siting or operation of data centers could reduce or defer expected load growth and impair cost recovery for associated infrastructure. Community opposition to data centers—driven by concerns about land use, water consumption, generation emissions, noise, or traffic—could result in permitting delays, litigation, project cancellations, or additional mitigation costs, reducing expected load growth. The ability to serve significant new commercial or industrial customers on contract rates, including data centers, may require certain regulatory approvals, and the activities and costs related to the construction, acquisition or contracts for additional generation capacity and transmission required to meet the high demands of such customers could be significant. The individual customer rates for large load growth customers are subject to regulatory approvals and our regulatory authorities may change the rates we can charge and the costs that can be recovered. As a result, we may experience adverse impacts on our financial condition and results of operations.

Risks Related to Laws and Regulations
Our utility business is significantly impacted by government legislation, regulation and oversight - Our utility financial condition is influenced by how regulatory authorities, including the IUC, the PSCW and FERC, establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the costs that may be recovered from customers. Our ability to timely obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed. IPL and WPL may not receive an adequate amount of rate relief to recover all costs and earn their authorized rates of return, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, earnings above certain thresholds may be required to be refunded or be used to reduce existing rate base of assets with higher levels of authorized return on equity, recovery of capital expenditures, including those for electric distribution systems, above certain thresholds may be capped or not be allowed, rates may be temporarily frozen, such as IPL’s current retail electric rate base moratorium through September 2029, laws, rules or settlements may limit the ability to file rate adjustments or the period covered by a rate adjustment, regulatory decisions may limit the ability to defer recovery of and a return on prudently incurred costs in between rate reviews, certain rate base items may not receive a full weighted average cost of capital, and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

In addition, our operations are subject to extensive regulation primarily by the IUC, the PSCW and FERC. We are also subject to oversight and monitoring by organizations such as the North American Electric Reliability Corporation, the Midwest Reliability Organization, the Pipeline and Hazardous Materials Safety Administration, the Midcontinent Independent System Operator, Inc. (MISO) and the Department of Homeland Security Transportation Security Administration. The impacts on our operations include: our ability to site and construct new energy facilities, such as renewable energy, energy storage projects, or natural gas-fired electric generating units (EGUs), and recover associated costs; our ability to decommission generating facilities and recover related costs and the remaining carrying value of these facilities and related assets; MISO’s resource adequacy process establishing seasonal capacity planning reserve margin and capacity accreditation requirements, as well as additional changes to capacity accreditation, such as the direct loss of load methodology, impact how and when existing and new generating facilities such as IPL’s and WPL’s additional solar generation are accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s seasonal resource adequacy process, or procure capacity whereby such costs might not be recovered in rates; legislation or regulation that imposes mandatory integrated resource planning requirements, or materially changes existing resource planning standards, could delay approvals, require revisions to resource plans, increase compliance costs, and impact our ability to timely meet demand for energy from commercial and industrial customers, including data centers; the impact of the lack of availability of existing and new generating facilities on our accredited capacity for such facilities pursuant to MISO’s seasonal resource adequacy process; IPL’s ability to achieve certain aggregate summer capacity factors under the consumer protection plan for its up to 400 MW of solar generation projects; the rates paid to transmission operators and how those costs are recovered from customers, including our ability to continue to use a transmission rider in Iowa; our ability to site, construct and recover costs for new natural gas pipelines; our ability to recover costs to upgrade our electric and gas distribution systems; the amount of certain sources of energy we must use, such as renewable sources; our ability to purchase generating facilities and recover the costs associated therewith; our ability to sell utility assets and any conditions placed upon the sale of such assets; our ability to enter into purchased power agreements and recover the costs associated therewith; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith; reliability; safety; the issuance of securities and ability to use other financing arrangements for our renewable energy projects; accounting matters; and transactions between affiliates. These regulatory authorities and organizations are also empowered to impose financial penalties and other sanctions, including requirements to implement new compliance programs. Failure to obtain approvals for any of these matters in a timely manner, or receipt of approvals with uneconomical conditions, may cause us not to pursue the construction of such projects, or to record an impairment of our assets, or may cause a delay in construction of such projects such that we are not able to meet new demand growth, and may have a material adverse impact on our financial condition and results of operations. Legislative or regulatory changes that enable large load growth customers, including data centers, to own or procure on-site generation or to self-supply through sources behind-the-meter or behind-the-meter arrangements could materially reduce retail sales, shift cost recovery to remaining customers, and impact our ability to earn authorized rates of return. Changes to these regulations could materially increase our costs or cause us to reconsider our strategy, which could have a material adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act may limit our ability to invest in or grow our non-utility activities and may deter potential purchasers who might be willing to pay a premium for our stock.

Our utility businesses are subject to numerous environmental laws and regulations - Our utilities are subject to numerous federal, regional, state and local environmental laws, regulations, court orders, and international treaties. These laws, regulations and court orders generally concern emissions into the air, discharges into water, use of water, wetlands preservation, remediation of contamination, waste disposal and containment, disposal of coal combustion residuals, hazardous waste disposal, threatened and endangered species, and noise regulation, among others. Failure to comply with such laws, regulations and court orders, or to obtain or comply with any necessary environmental permits pursuant to such laws and regulations, could result in injunctions, fines or other sanctions. Environmental laws and regulations affecting power generation and electric and gas distribution are complex and subject to continued uncertainty and could be changed by the current or future Presidential or Gubernatorial Administrations. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on our utility operations and requirements that impact our ability to continue operating EGUs. We have incurred, and will continue to incur, capital and other expenditures to comply with these and other environmental laws and regulations. Changes in or new development of environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. Our future plans and existing operations may be impacted by changing expectations, including environmental and social justice concerns related to renewable energy and a low-carbon economy. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers. Failure to comply with the laws, regulations and court orders, changes in the laws and regulations and failure to recover costs of compliance may adversely impact our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gas (GHG) emissions could negatively impact us - We have established voluntary GHG reduction goals and continue to review our strategy; however, the ability to achieve our voluntary GHG reduction goals and implement our strategy is subject to uncertainties as to how climate change concerns will ultimately impact us and various factors that may be out of our control. These uncertainties include transition risks related to laws and regulations, technology and business operations, or economic and market conditions. Research and development of technologies, innovations, and advancements may not evolve as anticipated in order to provide cost-effective alternatives to traditional energy sources. We could suffer financial loss, reputational damage, litigation, or other negative repercussions if we are unable to meet our voluntary GHG reduction goals. In addition, there are physical risks associated with adapting to changing climate conditions and extreme weather events. Further, assessment of the science to evaluate and limit global temperature rise continues to evolve. We could incur costs or other obligations to comply with future GHG regulations, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits GHGs. Further, investors may determine that we are too reliant on fossil fuels, reducing demand for our stock, which may cause our stock price to decrease, or investors may not buy our debt securities, which may cause our cost of capital to increase. We could face additional pressures from customers, investors or other stakeholders to more rapidly reduce GHG emissions on a voluntary-basis, including faster adoption of lower GHG emitting technologies and management of excess renewable energy credits. The pace and feasibility to fully achieve decarbonization is also contingent on the future development and full-scale deployment of emerging energy technologies and supporting infrastructure, as well as electrification of other economic sectors. Changing economic conditions and drivers to support significant load growth, including data centers, could influence electric demand. This could affect the timing of retirement for our existing coal-fired EGUs, and our need to add new fossil-fueled generation resources due to growing electric loads. We may not be able to meet our resource adequacy requirements if GHG regulations require us to shut down fossil fuel generating facilities before we can build new generating facilities to meet growing demand for electricity. We may not be able to recover all costs for projects to reduce GHG emissions in rates if regulators determine that the pace of GHG emissions efforts or new technologies are not prudent. The extent of the U.S. Environmental Protection Agency’s proposed rules to regulate GHG emissions at fossil-fuel fired EGUs and specific impacts, including state plans to implement the emissions reductions, remains uncertain. There could also be changes by the current or future Presidential or Gubernatorial Administrations. Various legislative and regulatory proposals to address climate change at the national, state and local levels continue to be introduced. Potential future requirements to reduce GHGs from the energy and manufacturing sectors could affect our operations in various ways. Regulation or legislation mandating GHG emissions reductions or other clean energy standards affecting utility companies could materially increase costs, causing some EGUs to be uneconomical to operate or maintain. We are vulnerable to potential risks associated with the construction of EGUs that may extend to our supply chain and natural gas operations. Regulation of oil and gas production could affect our upstream supply of natural gas for electricity generation and to provide directly to our residential and business customers from our local distribution company. This could result in rapid increased demand for alternative non-fossil fuel energy sources and economy-wide electrification. Changes to regional and local climate trends such as the frequency, seasonality, and severity of weather conditions could directly and indirectly impact our company. Acute and chronic physical risks could disrupt our operations or affect our property. Furthermore, it could affect the timing of peak demand and overall energy consumption of our customers. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations, which could have a material adverse impact on our financial condition and results of operations.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations through tax planning strategies and the utilization of bonus depreciation deductions for certain expenditures for property. These tax planning strategies and bonus depreciation deductions have reduced taxable income, which in turn has generated large tax credit carryforwards. We plan to utilize all of these tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the tax credit carryforwards before they expire due to lower than expected financial performance or changes to tax regulations, we may incur material charges to earnings. The Inflation Reduction Act of 2022 allows for the sale or transfer of eligible renewable tax credits to other taxpayers. We have sold, and continue to plan to sell, a substantial amount of our eligible renewable tax credits. However, the One Big Beautiful Bill Act (OBBB Act) includes significant changes to renewable tax credits, including accelerating the termination of production tax credits and investment tax credits. These changes may materially limit our ability to sell or transfer renewable tax credits at reasonable terms in future periods. The inability to sell renewable tax credits at reasonable terms, or the determination that renewable tax credits that we generate or sell are not eligible or are eligible at a different rate, could materially impact our tax credit carryforward position or result in liability to purchasers of the tax credits, which could subject us to significant litigation, liability and costs. Repeal or amendment of the Inflation Reduction Act of 2022, or portions of the Inflation Reduction Act of 2022, could have an adverse impact on our financial condition and results of operations, including, but not limited to, a material increase in customer costs, a material decrease in cash flows from operating activities, which could impact metrics used by rating agencies, and a negative impact on the economics of future planned renewable and energy storage projects. In addition, our tax liability is determined by our taxable income multiplied by the current tax rates in effect. If the federal or state tax rates are increased, state income tax apportionment is increased, or we become subject to a corporate alternative minimum tax, we may experience adverse impacts to our financial condition and results of operations until those rates are reflected in our regulatory filings.

Our utility business currently operates wind and solar generating facilities, which generate production tax credits that are eligible to be used to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our qualifying generating facilities and sold to an unrelated buyer, and the applicable tax credit rate. A variety of operating and economic parameters, including transmission constraints, the imbalance of supply and demand of energy resulting in unfavorable pricing for wind or solar energy, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind or solar facilities resulting in a material adverse impact on our financial condition and results of operations. The OBBB Act’s early termination of production tax credits for projects beginning construction more than 12 months after enactment may also limit our ability to qualify new facilities for future production tax credits.

Our utility business is developing energy storage facilities, which are expected to generate investment tax credits. Investment tax credits are dependent on the tax capitalized costs of the qualifying generating facilities and the applicable tax credit rate. If there is a disagreement on the qualifying costs or whether the facility qualifies for higher levels of investment tax credits, the amount of investment tax credits awarded may be significantly reduced, possibly adversely impacting our financial condition and results of operations. If energy storage facilities are not completed in the anticipated timeframe or investment tax credits are not able to be generated or sold due to the repeal or amendment of the Inflation Reduction Act of 2022, or new limitations imposed by the OBBB Act, we may experience adverse impacts on our financial condition and results of operations.

The Inflation Reduction Act of 2022 introduced new labor requirements that are required to qualify for the full value of renewable tax credits. Failure to meet these requirements on renewable projects that began construction after January 28, 2023 could result in a significant reduction in the amount of renewable tax credits, which could adversely impact our financial condition and results of operations. The Inflation Reduction Act and related guidance also include limitations on the use of components and/or financing from entities with ties to certain foreign countries. If our generation or energy storage projects include equipment or subcomponents sourced from entities with ties to certain foreign countries, related production or investment tax credits may be reduced or denied, which could increase customer costs and adversely affect our financial condition. The OBBB Act further expands limitations on the use of components and/or financing from entities with ties to certain foreign countries, which could reduce or disqualify renewable tax credits for generation and energy storage projects.

Risks Related to Business Operations
Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. Energy demand may decrease due to many things, including economic conditions, proliferation of customer and third party-owned generation, technological advances that reduce the costs of renewable energy and energy storage solutions for our customers, government policies, such as the Inflation Reduction Act of 2022, which incentivize customer and third party-owned generation, loss of service territory or franchises, energy efficiency measures, changes in customer usage due to rate design changes, such as time of use rates, technological advances that improve energy efficiency, third-party disrupters, loss of wholesale customers, loss of customers that pursue their own renewable projects to achieve specific sustainability goals, and the adverse impact of tariffs on our customers. We may not realize anticipated or expected growth from large load growth customers, due to many factors, including changes in customers’ goals, changes in environmental policies, improvements in energy efficiency or technology, or competition from other companies. The loss of sales due to lower demand for energy may increase our rates for remaining customers, as our rates must cover our fixed costs. Increased customer rates may cause decreased demand for energy as customers move to customer and third party-owned generation and implement energy efficiency measures to reduce costs. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

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

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generation and distribution infrastructure involves many risks, including start-up risks, breakdown or failure of equipment, fires developing from our power lines, transformers, energy storage facilities, or substations, dam failure at one of our hydroelectric facilities, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, members of the public or contractors coming into contact with our infrastructure, public and employee safety, operator error, and ruptured oil and chemical tanks. The operation of our natural gas distribution and transportation infrastructure also involves many risks, such as leaks, explosions, mechanical problems, members of the public or contractors coming into contact with our infrastructure, and employee and public safety. In addition, the North American electric transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our service territories. Increased utilization of customer- and third party-owned generation technologies could also disrupt the reliability and balance of the electricity grid. Further, the electric transmission system in our utilities’ service territories can experience constraints, limiting our ability to transmit electricity. The transmission constraints could result in an inability to deliver electricity from generating facilities, particularly wind and solar generating facilities, to the national grid, or to access lower cost sources of electricity. We may not be able to provide sufficient transmission capacity in a timely manner or transmission providers may be unable to timely provide transmission upgrades to enable connecting new generation to the grid, which could delay expected system load demand from large load growth customers such as data centers, expose us to market purchases and reduce expected revenues.

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

We may not be able to fully recover costs related to commodity prices - We have natural gas and coal supply and transportation contracts in place for some of the natural gas and coal we require to generate electricity. We also have transportation and supply agreements in place to facilitate delivery of natural gas to our customers. Our counterparties to these contracts may not fulfill their obligations to provide natural gas, coal, financial settlements or collateral to us due to financial or operational problems caused by natural disasters, severe weather, economic conditions, labor shortages, employee strikes, transportation issues, pandemics, physical attacks or cyber attacks. If we were unable to obtain enough natural gas or coal for our EGUs under our existing contracts, or to obtain electricity under existing or future purchased power agreements, we could be required to purchase natural gas or coal at higher prices, need to secure higher cost delivery of natural gas or coal, be forced to curtail the operation of our natural gas-fired or coal-fired generating facilities, be forced to purchase electricity from higher-cost generating resources in the MISO energy market and/or be required to purchase replacement capacity to comply with electric demand planning reserve margins. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts. If, for natural gas delivery to our customers, we were unable to obtain our natural gas supply requirements under existing or future natural gas supply and transportation contracts, we could be required to purchase natural gas at higher prices from other sources. Natural gas market prices have been volatile in the past and could be volatile in the future due to additional future regulations, increased demand including due to new natural gas-fired generating facilities, increased liquified natural gas demand from foreign countries, limited global suppliers of natural gas, periods of extremely cold temperatures or disruption in supply caused by major storms or pipeline explosions. Our utility business also operates wind and solar generating facilities that sell electricity in the MISO energy market. If MISO energy market prices result in unfavorable pricing for wind or solar energy, this may reduce the energy market revenue produced by those facilities and result in higher electricity costs that would need to be recovered from customers. We may not be able to pass on all of the changes in costs to our customers, especially at WPL where we do not have an automatic retail electric fuel cost adjustment clause to timely recover such costs and where electric fuel cost recovery may be limited if WPL earns in excess of its authorized return on common equity. Increases in prices and costs due to disruptions that are not recovered in rates fully or not recovered in a timely manner, may adversely impact our financial condition and results of operations.

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

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategy is dependent upon our ability to access the capital markets. We have forecasted capital expenditures of approximately $13 billion over the next four years. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our businesses. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions, U.S. debt management concerns, U.S. debt limit and budget debates, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. IPL and WPL have entered into conditional commitments with the U.S. Department of Energy Office of Energy Dominance Financing, formerly the Loan Programs Office, for loan guarantees of approximately $3 billion in aggregate and WPL has been selected for additional grants. The inability to access these funds due to federal action or other reasons may increase our costs and interest rates. Increases in interest rates will cause the cost of capital to increase and may cause the price of our equity securities to decline. Any disruptions in capital markets could adversely impact our ability to implement our strategy.

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

We maintain a cybersecurity program that includes development and implementation of policies, procedures and tools designed to help ensure availability of critical operations, information technology and telecommunication systems and safeguard sensitive information. The cybersecurity program is assessed against industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. This assessment is conducted by a third party periodically and internally at least annually. We are also required to comply with cybersecurity standards under the North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection and by the Department of Homeland Security Transportation Security Administration. We also periodically collaborate with federal and state law enforcement experts, external assessors, consultants, industry peers and other third parties in connection with understanding market and threat conditions used to identify, assess and mitigate cybersecurity risks.

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

Our cybersecurity program is overseen by our Senior Vice President and CIO, who has nearly four decades of experience in information technology, including two decades as a CIO, having previously held CIO roles with other organizations, as well as experience in the utility sector. The CIO oversees a team dedicated to the support of cybersecurity tools and the overall cybersecurity program. The CIO reports to the Executive Vice President and Chief Strategy Officer. The CIO provides periodic briefs regarding prevention, detection, mitigation and remediation of cybersecurity incidents, as well as risks, threats and the threat landscape to the Board and executive management, including the CEO, CFO and CAO. These briefs are used to help continuously improve our cybersecurity program and to inform risk assessments as part of the ERM program.

The full Board of Directors is responsible for oversight of our key cybersecurity risks. The Board retains direct oversight of cybersecurity matters to best utilize the experiences and expertise of all Board members. Management, including the CIO, provides reports approximately quarterly to the Board regarding risks, threats, the threat landscape, assessments of and improvements to the cybersecurity program, and internal response preparedness. The Audit Committee provides oversight of policies on risk assessment, controls, and accounting risk exposure, reviews cybersecurity disclosures in filings with the Securities and Exchange Commission, and reviews internal audit reports related to cybersecurity processes. The Operations Committee provides focused oversight of operational and capital‑related cybersecurity and technology matters.

ITEM 2. PROPERTIES

Alliant Energy - As a holding company, Alliant Energy doesn’t directly own any significant properties other than the stock of its subsidiaries. The principal properties of those subsidiaries are as follows:

IPL and WPL
Electric - At December 31, 2025, IPL’s and WPL’s facilities by primary fuel type were as follows:

IPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Marshalltown Generating Station (Units 1-3); Marshalltown, IA	2017	666
Emery Generating Station (Units 1-3); Mason City, IA	2004	531
Marshalltown Combustion Turbines (Units 1-3); Marshalltown, IA	1978	155
Burlington Generating Station (Unit 1); Burlington, IA	1968	143
Prairie Creek Generating Station (Unit 4); Cedar Rapids, IA	1967	126
Burlington Combustion Turbines (Units 1-4); Burlington, IA	1994-1996	34
Total Gas		1,655
Upland Prairie (121 Units); Clay and Dickinson Cos., IA	2019	299
Whispering Willow - North (81 Units); Franklin Co., IA	2020	201
Whispering Willow - East (121 Units); Franklin Co., IA	2009	200
Golden Plains (82 Units); Winnebago and Kossuth Cos., IA	2020	200
English Farms (69 Units); Poweshiek Co., IA	2019	172
Richland (53 Units); Sac Co., IA	2020	131
Franklin County (60 Units); Franklin Co., IA	2012	99
Total Wind		1,302
Pleasant Creek (Units 1-2), Linn Co., IA	2024	200
Wever; Lee Co., IA	2024	150
Creston; Union Co., IA	2024	50
Dubuque; Dubuque, IA	2017	5
Marshalltown; Marshalltown, IA	2020	3
Customer-hosted and Community Solar; various locations in IA	2024-2025	18
Total Solar		426
Ottumwa Generating Station (Unit 1); Ottumwa, IA (b)	1981	336
George Neal Generating Station (Unit 4); Sioux City, IA (c)	1979	165
George Neal Generating Station (Unit 3); Sioux City, IA (d)	1975	143
Prairie Creek Generating Station (Units 1 and 3); Cedar Rapids, IA (e)	1958-1997	37
Louisa Generating Station (Unit 1); Louisa, IA (f)	1983	30
Total Coal		711
Lime Creek Combustion Turbines (Units 1-2); Mason City, IA	1991	72
Total Oil		72
Wever; Lee Co., IA	2025	99
Energy Storage; various locations in IA	2019-2023	9
Total Energy Storage		108
Total capacity		4,274

WPL		Generating
	In-service	Capacity
Name of Facility and Location	Dates	in MW (a)
Riverside Energy Center (Units 1-3); Beloit, WI	2004	530
West Riverside Energy Center (Units 1-3); Beloit, WI (g)	2020	390
Neenah Energy Facility (Units 1-2); Neenah, WI	2000	296
South Fond du Lac Combustion Turbines (2 Units); Fond du Lac, WI (h)	1994	164
Total Gas		1,380
Bent Tree (122 Units); Freeborn Co., MN	2010-2011	201
Kossuth (56 Units); Kossuth Co., IA	2020	152
Cedar Ridge (41 Units); Fond du Lac Co., WI	2008	68
Forward Wind Energy Center (37 Units); Dodge and Fond du Lac Cos., WI (i)	2008	59
Total Wind		480
Grant County, Grant Co., WI	2024	200
Wood County, Wood Co., WI	2022	150
Onion River, Sheboygan Co., WI	2023	150
Springfield, Dodge Co., WI	2023	100
Wautoma, Waushara Co., WI	2023	99
Crawfish River, Jefferson Co., WI	2023	75
Paddock, Rock Co., WI	2023	65
Bear Creek, Richland Co., WI	2022	50
North Rock, Rock Co., WI	2022	50
Albany, Green Co., WI	2023	50
Beaver Dam, Dodge Co., WI	2023	50
Cassville, Grant Co., WI	2023	50
West Riverside, Beloit, WI (f)	2021	2
Customer-hosted and Community Solar; various locations in WI	2021-2025	11
Total Solar		1,102
Columbia Energy Center (Units 1-2); Portage, WI (j)	1975-1978	596
Edgewater Generating Station (Unit 5); Sheboygan, WI	1985	405
Total Coal		1,001
Prairie du Sac (8 Units); Prairie du Sac, WI	1914-1940	13
Kilbourn (4 Units); Wisconsin Dells, WI	1926-1939	6
Total Hydro		19
Grant County, Grant Co., WI	2025	100
Wood County, Wood Co., WI	2025	75
Energy Storage; various locations in WI	2022-2023	9
Total Energy Storage		184
Total capacity		4,166

(a)Based on the summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2025 through May 2026, except for wind facilities, solar facilities and energy storage, which are based on nameplate capacity.
(b)Represents IPL’s 48% ownership interest, which is operated by IPL.
(c)Represents IPL’s 25.695% ownership interest, which is operated by MidAmerican Energy Company.
(d)Represents IPL’s 28% ownership interest, which is operated by MidAmerican Energy Company.
(e)Subsequent to December 31, 2025, IPL retired Prairie Creek Unit 1 and fuel switched Prairie Creek Unit 3 to natural gas.
(f)Represents IPL’s 4% ownership interest, which is operated by MidAmerican Energy Company.
(g)Represents WPL’s 56.6% ownership interest, which is operated by WPL.
(h)Represents Units 2 and 3, which WPL owns. WPL also operates, but does not own, South Fond du Lac Combustion Turbines Units 1 and 4.
(i)Represents WPL’s 42.64% ownership interest, which is operated by Invenergy Services, LLC.
(j)Represents WPL’s 53.5% ownership interest, which is operated by WPL.

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

Other - Refer to Note 9 for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2025 consisted primarily of computer software, and the corporate headquarters building located in Madison, Wisconsin.

AEF - AEF’s principal properties included in “Property, plant and equipment, net” on Alliant Energy’s balance sheet at December 31, 2025 were as follows:

Non-utility Generation - Includes the Sheboygan Falls Energy Facility, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL. The summer installed generating capacity included in MISO’s resource adequacy process for the planning period from June 2025 through May 2026 for the Sheboygan Falls Energy Facility was 298 MW.

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

Name	Age as of Filing Date	Positions
Lisa M. Barton	60	Ms. Barton has served as President and Chief Executive Officer (CEO) and as a director since January 2024. She previously served as President and Chief Operating Officer (COO) since February 2023, as Executive Vice President (VP) and COO of American Electric Power Company, Inc. (AEP) from January 2021 to November 2022, and as Executive VP - Utilities of AEP from January 2020 to December 2020.
Robert J. Durian	55	Mr. Durian has served as Executive VP and Chief Financial Officer (CFO) since February 2020. He previously served as Senior VP and CFO since February 2019.
David A. de Leon	63	Mr. de Leon has served as Senior VP since January 2019.
Mayuri N. Farlinger	43	Ms. Farlinger has served as VP since January 2022. She previously served as Director of Operations from January 2020 to December 2021.
Raja Sundararajan	50	Mr. Sundararajan has served as Executive VP and Chief Strategy Officer since January 2026. He previously served as Executive VP since June 2023. He previously served as Executive VP - External Affairs of AEP since July 2022, as Senior VP - Regulatory and Customer Solutions of AEP from July 2021 to July 2022, and as President and COO of AEP Ohio from January 2019 to July 2021.

Name	Age as of Filing Date	Positions
Antonio P. Smyth	50	Mr. Smyth has served as Executive VP of Power Generation and Gas Strategy since April 2025. He previously served as Executive VP - Grid Solutions of AEP since December 2024, Executive VP - Grid Solutions & Government Affairs of AEP from April 2023 to December 2024, Senior VP - Grid Solutions of AEP from January 2021 to April 2023, and Senior VP - Transmission Ventures, Strategy & Policy of AEP from October 2018 to December 2020.
Rebecca C. Valcq	50	Ms. Valcq has served as VP since January 2026. She previously served as Assistant Vice President since 2024. From 2019 to 2024, she served as Chair of the Public Service Commission of Wisconsin.
Dylan M. Syse	40	Mr. Syse has served as Chief Accounting Officer and Controller since March 2025. He previously served as Assistant Controller since November 2021, as Manager - Accounting and Reporting from May 2020 to November 2021, and as Manager - Accounting from May 2018 to April 2020.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data - Alliant Energy’s common stock trades on the Nasdaq Global Select Market under the symbol “LNT,” and the closing sales price at December 31, 2025 was $65.01.

Shareowners - At December 31, 2025, there were 18,130 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2025, Alliant Energy announced an increase in its targeted 2026 annual common stock dividend to $2.14 per share, which is equivalent to a quarterly rate of $0.535 per share, beginning with the February 2026 dividend payment. The timing and amount of future dividends is subject to approval of quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2025 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	5,449	$67.76	—	N/A
November 1 to November 30	2,723	68.10	—	N/A
December 1 to December 31	48	66.30	—	N/A
	8,220	67.86	—

(a)All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share. In addition, this MDA includes certain financial information for 2025 compared to 2024. Refer to MDA in the combined 2024 Form 10-K for details on certain financial information for 2024 compared to 2023.

OVERVIEW

Mission, Purpose and Strategy
Alliant Energy’s mission is to deliver the energy solutions and exceptional service that its customers and communities count on - affordably, safely, reliably and responsibly. This mission aligns with Alliant Energy’s purpose - to serve customers and build stronger communities - which guides it through the evolving dynamics of the economy and the energy industry. Alliant Energy leads as a corporate citizen, advancing environmental stewardship and supporting the communities in its service territories. Alliant Energy’s mission and purpose are supported by a strategy focused on meeting evolving customer expectations, delivering attractive returns for investors, and advancing emerging technologies and generation to enable safe, secure and future-ready energy production. This strategy includes the following key elements:

Providing affordable energy solutions for customers - Alliant Energy’s strategy focuses on affordable energy solutions that support retention and growth of existing customers and attract new customers to its service territories.

Key Highlights -
•Alliant Energy’s resource plan is the roadmap for building a strong and resilient energy future to meet the growing energy needs across Iowa and Wisconsin. This long-term plan expands generation capacity and includes a balanced mix of natural gas, energy storage, new renewable generation, improvements at existing natural gas-fired EGUs and refurbishments at existing wind farms. It is designed to deliver the reliable, affordable energy customers count on by efficiently increasing the capabilities of existing generation through gas and wind facility upgrades while also building larger scale natural gas facilities to capture economies of scale. Alliant Energy’s industry-leading wind and solar energy resources provide zero-fuel cost generation as well as generate renewable tax credits that are provided to its electric customers. By enhancing new and existing energy sources while maximizing traditional energy sources, Alliant Energy is helping support economic growth, maintain reliability and keep customer bills affordable. At the same time, Alliant Energy is modernizing its distribution system to create a smarter, more adaptable infrastructure that increases resiliency and supports evolving energy technologies. By advancing a responsible approach to energy resources, Alliant Energy can deliver what matters most to the customers and communities it serves - affordably, safely and reliably.
•Higher electric capacity revenues from existing generation resources beginning in 2025 are expected to provide cost benefits to WPL’s retail electric customers in the future through its fuel cost recovery mechanism.
•Alliant Energy, IPL and WPL have utilized, and expect to continue to utilize, various provisions of the Inflation Reduction Act of 2022 to enhance tax benefits provided to customers that are expected from wind, solar and energy storage projects in Iowa and Wisconsin, including transferring certain future tax credits from such projects to other corporate taxpayers. Refer to Note 1(c) for discussion of $285 million, $216 million and $98 million of proceeds from renewable tax credits transferred to other corporate taxpayers in 2025, 2024 and 2023, respectively.
•Reductions in Iowa corporate income tax rates resulting from tax reform enacted in 2022 are expected to provide cost benefits to IPL’s electric and gas customers in the future. IPL’s retail electric and gas customers began receiving these benefits with the new base rates effective October 1, 2024.
•IPL provided billing credits to its retail electric customers through the tax benefit rider of $52 million and $16 million in 2025 and 2024, respectively. IPL also provided its retail electric customers $162 million and $40 million in credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism in 2025 and 2024, respectively.
•IPL maintaining flat base rates for its retail electric and gas customers from 2021 through September 30, 2024, as well as a retail electric base rate moratorium from October 2025 through September 2029 approved by the IUC in IPL’s most recent retail electric rate review.
•Completion of a restructuring and voluntary employee separation program in 2024, which is expected to reduce operation and maintenance expenses in the future. Refer to Note 12 for discussion of this program.
•IPL and WPL have entered into conditional commitments with the U.S. Department of Energy Office of Energy Dominance Financing, formerly the Loan Programs Office, for loan guarantees of approximately $1.4 billion and $1.6 billion, respectively. If finalized, such loans would provide low interest financing for IPL’s and WPL’s expected construction of eligible projects as defined in the governing agreement.
•In July 2024, the U.S. Department of Energy Office of Electricity - formerly administered by the Office of Clean Energy Demonstrations awarded WPL’s Columbia Energy Storage Project, an approximately 20 MW compressed CO2-based long-duration energy storage system at the Columbia Energy Center site, up to approximately $30 million in grant funding during construction of the project.
•In April 2025, WPL submitted an application to the U.S. Army Corps of Engineers for up to $45 million in loans through the Corps Water Infrastructure Financing Program. If finalized, such loans would provide low interest financing for various proposed safety projects at WPL’s Kilbourn and Prairie du Sac hydro EGUs.
•IPL and WPL executed agreements to enable fiber connectivity to one of its data center customers by leasing underground conduit in their service territories, which is expected to provide cost benefits to IPL’s and WPL’s existing customers.

Making customer-focused investments - Alliant Energy’s strategic priorities include making customer-focused investments to provide reliable, resilient, and sustainable energy solutions. Alliant Energy’s capital allocation strategy is focused on:
•Growth: Developing energy resources to meet demand for future phases of economic development and transmission investments through ATC.

•Reliability and Resiliency: Investments to extend the flexibility, efficiency, capacity and optionality of existing resources including coal plant conversions and replacements, resiliency investments in natural gas storage, liquified natural gas and gas delivery, as well as reliability and safety investments in electric and gas distribution.
•Customer Value: Improving customer and employee experiences through technology investments that increase operational efficiency, service effectiveness and organizational agility.

Key Highlights (refer to “Customer Investments” for details) -
•Over the next five years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,600 MW of new natural gas resources, approximately 1,000 MW of new energy storage, approximately 1,300 MW of new renewable generation, improvements of approximately 410 MW at existing natural gas-fired EGUs, and refurbishments at approximately 450 MW of existing wind farms. Alliant Energy is currently evaluating the impact of potential additional demand from large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future.
•Completion of new solar generation at WPL (1,089 MW in Wisconsin from 2022-2024) and IPL (400 MW in Iowa in 2024), and IPL’s refurbishment of the existing Franklin County wind farm in Iowa in 2024.
•Completion of construction of energy storage projects totaling 175 MW at WPL and 99MW at IPL in 2025.
•Completion of the Neenah Unit 1 and Sheboygan Falls Unit 1 advanced gas path projects in 2025, which increased the efficiency and capacity at each of these facilities.
•Alliant Energy continues to partner with its commercial and industrial customers in Iowa and Wisconsin to help develop renewable solutions to support their sustainability initiatives.

Growing customer demand - Alliant Energy’s strategy supports expanding electric and gas usage in its service territories by promoting electrification initiatives and economic development to grow at the pace of its customers.

Key Highlights -
•IPL has entered into electric service agreements with two new customers, and WPL has entered into an electric service agreement with one new customer, each of whom is constructing or expects to construct one or more data centers in IPL’s or WPL’s service territories. IPL’s and WPL’s currently executed electric service agreements include aggregate, peak demands of approximately 3 gigawatts. The energy resources to serve this expected load are included in the construction and acquisition table in “Liquidity and Capital Resources.” The actual timing and amount of increases in IPL’s and WPL’s load are subject to various factors, including interconnections and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load.
•The IUC’s order for IPL’s most recent retail electric rate review includes the creation of an individual customer rate tariff, allowing IPL to attract new load growth to its service territory. In addition, Iowa’s Major Economic Growth Attraction program and Iowa’s and Wisconsin’s sales and use tax exemption for qualified data centers, encourage economic development in Alliant Energy’s service territory.
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
•Various development-ready sites, which have transmission capabilities, are rail-served and in close proximity to a variety of transportation options, are located throughout Alliant Energy’s service territories.

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

	2025		2024
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$875	$3.39	$722	$2.81
ATC Holdings	41	0.16	40	0.16
Non-utility and Parent	(106)	(0.41)	(72)	(0.28)
Alliant Energy Consolidated	$810	$3.14	$690	$2.69

Alliant Energy’s Utilities and Corporate Services net income increased by $153 million in 2025 compared to 2024. The increase was primarily due to higher revenue requirements from capital investments, estimated temperature impacts on retail electric and gas sales, an asset valuation charge for IPL’s Lansing Generating Station as a result of the IUC order for IPL’s retail electric rate review in 2024, restructuring and voluntary separation charges in 2024, and an ARO charge allocated to the steam business at IPL due to the revised CCR Rule in 2024. These items were partially offset by higher other operation and maintenance expenses, depreciation and financing expenses.

Alliant Energy’s Non-utility and Parent net income decreased by $34 million in 2025 compared to 2024, primarily due to an asset valuation charge for Alliant Energy’s non-utility business in 2025, higher financing expense and a state income tax apportionment charge in 2025, partially offset by an adjustment of deferred tax assets due to Iowa tax reform in 2024.

Net Income Variances - The following items contributed to increased (decreased) net income for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$325	$149	$176
Changes in gas utility (Refer to details below)	60	15	45
Changes in other utility	(3)	(2)	(1)
Changes in non-utility	(1)	—	—
Changes in total revenues	381	162	220
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	(114)	(14)	(100)
Changes in electric transmission service (Refer to details below)	(12)	(5)	(7)
Changes in cost of gas sold (Refer to details below)	(39)	(7)	(32)
Asset valuation charge for IPL’s Lansing Generating Station in 2024 (Refer to Note 2 for details)	60	60	—
Changes in other operation and maintenance (Refer to details below)	(64)	(15)	(27)
Changes in depreciation and amortization (Higher primarily due to solar generation placed in service in 2024 and updated electric depreciation rates for IPL effective October 1, 2024)	(74)	(59)	(13)
Changes in taxes other than income taxes	1	1	1
Changes in total operating expenses	(242)	(39)	(178)
Changes in operating income	139	123	42
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2024 and 2025)	(63)	(34)	(8)
Changes in equity income from unconsolidated investments, net (Refer to Note 6 for details)	(1)	—	—
Changes in AFUDC	14	13	1
Changes in Other	(4)	(5)	(4)
Changes in total other income and deductions	(54)	(26)	(11)
Changes in income before income taxes	85	97	31
Changes in income taxes (Refer to Note 11 for details)	35	(2)	25
Changes in net income	$120	$95	$56

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), were as follows:

	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2025	2024	2025	2024	2025	2024	2025	2024
Alliant Energy
Retail	$3,305	$3,009	25,122	24,569	$472	$419	49,363	43,489
Sales for resale:
Wholesale	184	200	2,565	2,783	N/A	N/A	N/A	N/A
Bulk power and other	164	86	5,386	5,620	N/A	N/A	N/A	N/A
Transportation/Other	44	77	56	57	53	46	123,141	123,386
	$3,697	$3,372	33,129	33,029	$525	$465	172,504	166,875
IPL
Retail	$1,801	$1,662	13,882	13,620	$234	$223	23,710	21,640
Sales for resale:
Wholesale	39	61	481	750	N/A	N/A	N/A	N/A
Bulk power and other	28	(6)	1,777	1,138	N/A	N/A	N/A	N/A
Transportation/Other	28	30	31	32	31	27	44,489	43,075
	$1,896	$1,747	16,171	15,540	$265	$250	68,199	64,715
WPL
Retail	$1,504	$1,347	11,240	10,949	$238	$196	25,653	21,849
Sales for resale:
Wholesale	145	139	2,084	2,033	N/A	N/A	N/A	N/A
Bulk power and other	136	92	3,609	4,482	N/A	N/A	N/A	N/A
Transportation/Other	16	47	25	25	22	19	78,652	80,311
	$1,801	$1,625	16,958	17,489	$260	$215	104,305	102,160

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 2% in 2025 compared to 2024, primarily due to changes in temperatures and higher sales to commercial and industrial customers. Alliant Energy’s retail gas sales volumes increased 14% in 2025 compared to 2024, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures were as follows (in millions):

	Electric			Gas
	2025	2024	Change	2025	2024	Change
IPL	$13	($14)	$27	($4)	($12)	$8
WPL	3	(15)	18	(1)	(10)	9
Total Alliant Energy	$16	($29)	$45	($5)	($22)	$17

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements (a)(b)	$333	$271	$62
Higher sales for resale bulk power and other revenues (c)	78	34	44
Estimated changes in sales volumes caused by temperatures	45	27	18
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses) (Refer to Note 1(g))	43	—	43
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense) (Refer to Note 1(g))	18	18	—
Changes in WPL electric fuel-related costs, net of recoveries (d)	8	—	8
Higher (lower) revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below)	5	(10)	15
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (offset by changes in income taxes) (a)	(122)	(122)	—
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider (partially offset by changes in income taxes) (a)	(36)	(36)	—
Lower revenues at IPL from discontinuation of renewable energy rider in 2024 (a)	(24)	(24)	—
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(22)	(22)	—
Other	(1)	13	(14)
	$325	$149	$176

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
(c)Sales for resale bulk power and other revenues increased primarily due to higher prices for electricity and capacity sold by IPL and WPL to MISO wholesale energy markets. These changes were largely offset by changes in electric fuel-related costs.
(d)WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved fuel monitoring range of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the fuel monitoring range increases or decreases Alliant Energy’s and WPL’s electric utility revenues. WPL estimates the increase (decrease) to electric utility revenues from amounts within the fuel monitoring range were approximately $4 million and $(4) million in 2025 and 2024, respectively.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$40	$8	$32
Estimated changes in sales volumes caused by temperatures	17	8	9
Higher revenue requirements (a)	6	6	—
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense) (Refer to Note 1(g))	(8)	(8)	—
Other	5	1	4
	$60	$15	$45

(a)In September 2024, the IUC issued an order authorizing an annual base rate increase of $10 million for IPL’s retail gas customers, for the October 2024 through September 2025 forward-looking Test Period. Rate changes were effective October 1, 2024, which reflect revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher electric production fuel costs (a)	($63)	($41)	($22)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue) (Refer to Note 1(g))	(43)	—	(43)
Changes in regulatory recovery of retail electric fuel-related costs (Refer to Note 1(g))	(6)	7	(13)
(Higher) lower purchased power expense (b)	(5)	20	(25)
Other	3	—	3
	($114)	($14)	($100)
(a)Electric production fuel costs increased primarily due to higher coal volumes due to higher dispatch of coal-fired EGUs and higher natural gas prices, partially offset by lower natural gas volumes due to lower dispatch of natural gas-fired EGUs.
(b)Purchased power expense increased primarily due to higher prices for electricity purchased by WPL, partially offset by lower volumes of electricity purchased at IPL.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates (Refer to Note 1(g))	$15	$4	$11
Other (primarily due to changes in transmission service costs provided by third parties)	(27)	(9)	(18)
	($12)	($5)	($7)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Changes in retail gas volumes and natural gas prices	($43)	($12)	($31)
Changes in the regulatory recovery of gas costs (Refer to Note 1(g))	4	5	(1)
	($39)	($7)	($32)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher generation and energy delivery expenses	($26)	($8)	($18)
Higher incentive compensation expense	(20)	(11)	(9)
Asset valuation charge for Alliant Energy’s non-utility business in 2025 (Refer to Note 17)	(16)	—	—
Development costs for new generation	(14)	(6)	(8)
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	(11)	(11)	—
Restructuring and voluntary employee separation charges in 2024 (excluding payroll taxes) (Refer to Note 12(a))	27	13	12
ARO charge for steam assets at IPL in 2024 (Refer to Note 13)	20	20	—
Other	(24)	(12)	(4)
	($64)	($15)	($27)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans - Alliant Energy currently expects to issue up to $2.4 billion of common stock in aggregate from 2026 through 2029 through the distribution agreement that was executed in May 2025, its Shareholder Direct Plan (up to $25 million in common stock annually) and additional future equity offerings. Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2025 and Alliant Energy’s at-the-market offering program. In 2026, IPL and WPL currently expect to issue up to $500 million and $300 million, respectively, of long-term debt, and AEF and/or Alliant Energy at the parent company level expect to issue up to $400 million of long-term debt in aggregate. AEF and Alliant Energy at the parent company level have $500 million ($300 million term loan was retired in January 2026) and $575 million, respectively, of long-term debt maturing in 2026.
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
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect increases in electric utility and gas utility revenues in 2026 compared to 2025 due to impacts from increasing revenue requirements related to investments in the utility business (refer to “Rate Matters” for further discussion). Additionally, Alliant Energy and IPL currently expect electric utility revenues to increase in 2026 compared to 2025 due to the expiration of tax benefit rider credits in 2025. Furthermore, Alliant Energy, IPL and WPL currently expect a decrease in the effective income tax rate in 2026 compared to 2025 due to additional renewable tax credits from renewable generation and energy storage projects placed in service in 2025 and/or expected to be placed in service in 2026. A majority of the differences between actual renewable tax credits and renewable tax credits used to determine rates are recorded in regulatory assets or regulatory liabilities on the balance sheets until they are reflected in future billings to customers. Investment tax credits resulting from IPL energy storage projects placed in service in 2025 and/or expected to be placed in service in 2026 may be utilized to offset any revenue deficiency on an annual basis up to the earnings sharing mechanism threshold included in IPL’s retail electric rate review settlement agreement.
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
•Allowance for Funds Used During Construction - Alliant Energy, IPL and WPL currently expect an increase in AFUDC in 2026 compared to 2025 largely due to changes in CWIP balances related to construction activity on capital projects.

CUSTOMER INVESTMENTS

Alliant Energy’s, IPL’s and WPL’s strategic priorities include making significant customer-focused investments toward reliable, resilient and sustainable customer energy solutions. These priorities include:

Resource Planning
Alliant Energy’s current resource plan guides the addition of resources in Iowa and Wisconsin to meet customer demand for energy solutions that are affordable, safe, reliable, and responsibly delivered. Over the next five years, Alliant Energy currently plans to develop and/or acquire new generation investments to add flexibility with evolving load growth, including approximately 1,600 MW of new natural gas resources, approximately 1,000 MW of new energy storage, approximately 1,300 MW of new renewable generation, improvements of approximately 410 MW at existing natural gas-fired EGUs, and refurbishments at approximately 450 MW of existing wind farms. Alliant Energy is currently evaluating the impact of potential additional demand from large load growth customers and MISO’s seasonal resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2026 through 2029 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects, as well as recently completed projects, are as follows:

WPL’s Generation and Energy Storage Projects -
New Solar - In 2022 through 2024, WPL completed 1,089 MW of new solar generation projects in Wisconsin. Refer to Note 3 for discussion of the construction costs associated with these projects.

New Energy Storage - In 2023, the PSCW issued orders authorizing WPL to construct, own and operate energy storage at the Grant County (100 MW) and Wood County (75 MW) solar projects in Wisconsin, which were placed in service in July and October 2025, respectively, and at the Edgewater Generation Station in Wisconsin (approximately 99 MW), which is currently expected to be placed in service in 2026.

In July 2024, the U.S. Department of Energy Office of Electricity - formerly administered by the Office of Clean Energy Demonstrations - awarded WPL’s Columbia Energy Storage Project, an approximately 20 MW compressed CO2-based long-duration energy storage system at the Columbia Energy Center site, up to approximately $30 million in grant funding during construction of the project. In June 2025, WPL received an order from the PSCW authorizing the construction of the energy storage system. Any grant proceeds are expected to reduce the cost of the project for WPL’s customers.

In February 2025, WPL filed a CA application with the PSCW for approval to construct a 2 billion cubic feet, or 25 million gallon, liquified natural gas facility in Rock County, Wisconsin. A decision from the PSCW is currently expected in the second quarter of 2026.

New Wind - In April 2025, WPL filed a CA application with the PSCW for approval to construct, own and operate the Bent Tree North EGU, an approximately 153 MW wind farm. A decision from the PSCW is currently expected in the second quarter of 2026. In January 2026, WPL filed a CA application with the PSCW for approval to acquire, construct, own and place into service an approximately 277 MW wind farm in Columbia County, Wisconsin. The CA application also included a request for approval of an agreement between WPL and an affiliated subsidiary of AEF, under which WPL would acquire wind development assets from the affiliate. A decision from the PSCW is currently expected in the first quarter of 2027.

New Natural Gas-fired Electric Generation - In April 2025, the PSCW issued an order authorizing WPL to construct, own and operate a 17.5 MW natural gas-fired EGU using Reciprocating Internal Combustion Engine (RICE) technology, at the site of its Riverside Energy Center.

Existing Natural Gas-Fired Electric Generating Unit Improvements - In April 2024, the PSCW issued orders authorizing WPL to construct improvements at the existing natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility. In 2025, the Neenah Unit 1 and Sheboygan Falls Unit 1 advanced gas path projects were completed, which increased the efficiency and capacity at each of these EGUs. The Neenah Unit 2 and Sheboygan Falls Unit 2 advanced gas path projects are expected to be completed in the second quarter of 2026.

Existing Wind Farm Refurbishment - In May 2025, the PSCW issued an order authorizing WPL to refurbish the Bent Tree wind farm. In December 2025, the PSCW issued an order authorizing WPL to refurbish the Forward Wind Energy Center.

IPL’s Generation and Energy Storage Projects -
New Solar - In 2024, IPL completed 400 MW of new solar generation projects in Iowa.

New Energy Storage - In 2024, IPL received approval from the IUC to construct, own and operate up to 99 MW of energy storage, which was placed in service in November 2025 at the site of its Wever solar facility. In July 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 150 MW of energy storage at the site of its retired Lansing Generating Station. In August 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 75 MW of energy storage at the site of its Golden Plains wind farm. In September 2025, the IUC issued an order authorizing IPL to construct, own and operate up to 75 MW of energy storage at the site of its Whispering Willow - North wind farm.

New Natural Gas-fired Electric Generation - In June 2025, IPL received approval from the IUC to construct, own and operate the Cedar River Generating Station, a 94 MW natural gas-fired EGU using RICE technology, at the site of IPL’s Prairie Creek Generation Station. In December 2025, IPL received an order from the IUC for approval to construct, own and operate an approximately 720 MW simple-cycle natural gas-fired EGU at the site of its Marshalltown Generating Station, known as the Bobcat Energy Center. In January 2026, IPL received approval from the IUC to construct, own and operate a 94 MW natural gas-fired EGU using RICE technology at the site of its Burlington Generating Station.

New Wind - In July 2025, IPL filed for advance rate-making principles with the IUC for up to 1,000 MW of new wind generation in Iowa. The advance rate-making principles filing included requests for a fixed cost cap of $3,020/kilowatt, including AFUDC and transmission upgrade costs among other costs, and a return on common equity of 11.25%. In December 2025, IPL reached a non-unanimous settlement agreement with the Iowa Office of Consumer Advocate and others, subject to IUC approval, for up to 1,000 MW nameplate capacity of wind generation with a cost cap of $3,020/kW including AFUDC and transmission costs. IPL’s return on common equity will be the same as other assets without advance rate-making principles for purposes of setting future rates and IPL’s blended return on common equity, which will be updated each year, will be used for IPL’s retail electric earnings sharing mechanism calculation. A decision from the IUC is currently expected in the first half of 2026.

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

Plant Retirements and Fuel Switching - The current strategy includes the retirement, or fuel switch from coal to natural gas, of various EGUs. Subsequent to December 31, 2025, IPL retired Prairie Creek Unit 1 and fuel switched Prairie Creek Unit 3 (65 MW in aggregate) to natural gas. WPL currently plans to continue coal operations at Edgewater Unit 5 (414 MW) and Columbia Units 1 and 2 (595 MW in aggregate) at least through 2029, as well as evaluate the potential conversion of these EGUs to natural gas. Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the timing of these actions, which are subject to change depending on operational, regulatory, market and other factors. Refer to Note 3 for additional details on Columbia Units 1 and 2.

Environmental Stewardship - Alliant Energy’s environmental stewardship is focused on the implementation of a responsible energy strategy. Alliant Energy’s strategy and business plans consider the transition to a low-carbon economy as one of several factors driving transformation of the energy industry. Alliant Energy’s journey toward carbon reductions includes long-term voluntary goals to eliminate all coal-fired EGUs from its generating fleet by 2040 and aspiring to achieve net-zero GHG emissions from its utility operations by 2050.

Alliant Energy’s voluntary Environmental Stewardship goals previously included interim 2030 environmental-related goals for GHG emissions, utility water supply, and electrifying owned light-duty fleet vehicles. In the first quarter of 2026, Alliant Energy decided to remove the interim 2030 voluntary environmental-related goals while remaining focused on its long-term voluntary goals. This decision was made due to a combination of factors, including the need to serve its customers with affordable, safe, and reliable energy, resource adequacy requirements, and increasing customer energy needs.

Alliant Energy’s voluntary environmental stewardship goals may be revised, or their achievement may be delayed, based on increasing customer energy needs, reliability and resource adequacy requirements, and tax policy changes. The ability to achieve these goals will depend on future economic developments, evolving energy technologies and emerging trends in Alliant Energy’s service territories. These goals are not meant to be considered guidance.

Other Customer-focused Investments
Electric and Gas Distribution Systems - Customer-focused investments include replacing, modernizing and upgrading infrastructure in the electric and gas distribution systems. Electric system investments will focus on areas such as improving reliability and resiliency with more underground electric distribution and upgrades including automation and enabling distributed energy resources. Gas system investments will focus on pipeline replacement to modernize Alliant Energy’s gas distribution systems and pipeline expansion to support reliability and economic development. Estimated capital expenditures for expected and current electric and gas distribution infrastructure projects for 2026 through 2029 are included in the “Electric and gas distribution systems” lines in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Fiber Optic Telecommunication Network - Alliant Energy installed fiber optic routes between its facilities to enhance its communications network to improve resiliency and reliability of, and enable and strengthen, the integrated grid network focused on less densely populated rural areas.

Gas Pipeline Expansion - IPL and WPL currently expect to make investments to extend various gas distribution systems to provide natural gas to unserved or underserved areas in their service territories. Additionally, IPL expects to make investments in gas pipelines to serve new natural gas generating facilities.

Gas Pipeline Safety - The Pipeline and Hazardous Materials Safety Administration published various final rules from 2019 through 2024 that updated safety requirements for gas transmission pipelines, and updated procedures were implemented to address these rules. Plans to address certain requirements for specific pipelines were developed and implemented. The majority of identified remediation efforts have been completed with remaining items to be completed by July 2035. In response to these rule changes, Alliant Energy, IPL and WPL have been assessing, testing and modifying certain of IPL’s and WPL’s pipelines, and updating practices for assessment and operation of all IPL and WPL pipelines. Alliant Energy, IPL, and WPL also continue to evaluate the impact of these final rules and resulting remediation plans on their financial condition and results of operations.

Technology - Alliant Energy, IPL and WPL currently plan to make investments in technology to enhance productivity and efficiency through automation and customer self-service. Estimated capital expenditures for expected and current technology projects for 2026 through 2029 are included in the “Other” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

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

IPL’s Retail Electric and Gas Rate Reviews (October 2024 Through September 2025 Forward-looking Test Period) - In September 2024, the IUC issued an order for IPL’s retail electric and gas rate reviews for the October 2024 through September 2025 forward-looking Test Period with rate changes effective October 1, 2024. Key drivers for the rate review included revenue requirement impacts of increasing electric and gas rate base, including investments in solar generation, as well as updated depreciation rates and certain incremental costs incurred resulting from the 2020 derecho windstorm. The IUC’s order included the following provisions:
•Annual retail electric base rate increase of $185 million, with customers receiving partially offsetting credits for the first 12 months through a tax benefit rider totaling $52 million and $16 million in 2025 and 2024, respectively, and a subsequent retail electric base rate moratorium through September 2029;
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

IPL filed a subsequent proceeding with the IUC in December 2025 for its October 2024 through September 2025 forward-looking Test Period retail electric and gas rate reviews, which compared actual revenues and costs to those initially forecasted by IPL. IPL currently does not expect any rate adjustments from this subsequent proceeding.

WPL’s Retail Electric and Gas Rate Reviews (2026/2027 Forward-looking Test Period) - In December 2025, the PSCW issued an order authorizing annual base rate increases of $69 million and $7 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2026, for the 2026 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $75 million and $5 million increase in annual rates for its retail electric and gas customers, respectively, effective January 1, 2027, for the 2027 forward-looking Test Period. The key drivers for the annual base rate increases include revenue requirement impacts of increasing electric and gas rate base, including wind refurbishment projects, energy storage, existing natural gas-fired EGU improvements, solar generation costs incurred that exceed the construction cost estimates previously approved by the PSCW (refer to Note 3 for further discussion), and electric and gas distribution investments. The order extends, with certain modifications, an earnings sharing mechanism through 2027. Under the earnings sharing mechanism, WPL will defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.05% during the 2026/2027 Test Period. WPL must defer 50% of its excess earnings between 10.05% and 10.55%, and 100% of any excess earnings above 10.55%. The PSCW also authorized an AFUDC applied to 100% of CWIP balances related to construction activity on capital projects requiring PSCW approval and are impacted by federal law changes.

Rate Review Details - Details related to IPL’s and WPL’s key jurisdictions were as follows:

		Average	Authorized Return	Common Equity
	Regulatory	Rate Base	on Common	Component of Regulatory	Effective
	Body	(in millions)	Equity (a)	Capital Structure	Date
IPL Retail Electric (October 2024-September 2025 Test Period) (b)
Marshalltown	IUC	$484	11.00%	51.0%	10/1/2024
Emery	IUC	90	12.23%	51.0%	10/1/2024
Whispering Willow - East	IUC	124	11.70%	51.0%	10/1/2024
Wind	IUC	1,218	11.00%	51.0%	10/1/2024
Solar	IUC	511	10.25%	51.0%	10/1/2024
Other (c)	IUC	4,852	9.34%	51.0%	10/1/2024
IPL Retail Gas (October 2024-September 2025 Test Period) (b)	IUC	630	9.65%	51.0%	10/1/2024
IPL Wholesale Electric	FERC	177	10.97%	50.0%	1/1/2025
WPL Retail Electric and Gas
Electric (2026 Test Period) (d)	PSCW	6,234	9.80%	54.5%	1/1/2026
Gas (2026 Test Period) (d)	PSCW	558	9.80%	54.5%	1/1/2026
WPL Wholesale Electric	FERC	550	10.90%	55.0%	1/1/2025

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

LEGISLATIVE MATTERS

Tax Legislation
In August 2022, the Inflation Reduction Act of 2022 was enacted. The most significant provisions of the legislation for Alliant Energy, IPL and WPL relate to a 10-year extension of tax credits for clean energy projects, a new production tax credit for eligible solar projects, a standalone investment tax credit for energy storage projects, and the right to transfer renewable tax credits generated after 2022 to other corporate taxpayers. The legislation also established a requirement for corporations with income over $1 billion to pay a 15% minimum tax; however, Alliant Energy is currently below this income level. Alliant Energy, IPL and WPL are utilizing various provisions of the Inflation Reduction Act of 2022 to enhance the tax benefits expected from their current and planned renewable generation and energy storage projects, including transferring tax credits from such projects to other corporate taxpayers. Refer to Note 1(c) for discussion of the transfer of renewable tax credits to other corporate taxpayers.

In July 2025, the One Big Beautiful Bill Act was enacted, which modified various clean energy tax credits under the Inflation Reduction Act of 2022, including production tax credits and investment tax credits. The most significant provisions of the new legislation for Alliant Energy, IPL, and WPL relate to the accelerated phase out of clean energy tax credits for eligible wind and solar projects for which construction begins more than 12 months after the enactment date or for projects placed in service after 2027, and restricted access to clean energy tax credits for projects that begin construction after 2025 and receive impermissible amounts of construction support from entities with ties to certain foreign countries, including China. Additionally, in July 2025, the Presidential Administration directed the U.S. Department of the Treasury to strictly enforce the termination of clean energy tax credits, including issuing new and revised guidance in August 2025, to ensure that requirements concerning the beginning of construction are not circumvented.

Refer to “Customer Investments” for discussion of Alliant Energy’s, IPL’s and WPL’s current plans to develop and/or acquire new renewable generation and energy storage projects. Alliant Energy, IPL and WPL currently expect these planned renewable generation and energy storage projects would continue to be eligible for clean energy tax credits. If these renewable generation and energy storage projects do not begin construction within the anticipated timeframes or fail to meet other eligibility requirements, the amount of clean energy tax credits could be significantly reduced, which could adversely impact Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Refer to Note 11 for discussion of Iowa tax reform enacted in 2022.

Economic Development
In May 2024, the Major Economic Growth Attraction program was enacted in Iowa, which offers various tax incentives for up to two qualified businesses for certain large-scale projects with capital investments greater than $1 billion constructed on certified sites greater than 250 acres in Iowa. The most significant provision of this program for Alliant Energy encourages economic development in IPL’s service territory. Alliant Energy has various development-ready sites throughout Iowa, including the Prairie View Industrial Center Super Park in Ames, Iowa and the River City Industrial Center in Mason City, Iowa.

In July 2023, legislation was enacted in Wisconsin, which creates a sales and use tax exemption for the sale of certain property for qualified data centers. The most significant provision of this legislation for Alliant Energy encourages economic development in WPL’s service territory.

Advance Rate-making Principles
In May 2024, legislation was enacted in Iowa related to the advance rate-making principles for certain generation and energy storage investments located in Iowa. The most significant provisions of this legislation for Alliant Energy would allow IPL to include energy storage and nuclear-fired generation projects in the advance rate-making principles request process prior to making these investments in Iowa, and require IPL to obtain a GCU Certificate from the IUC in order to construct energy storage projects.

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

Liquidity Position - At December 31, 2025, Alliant Energy had $556 million of cash and cash equivalents, $1,212 million ($550 million at the parent company, $262 million at IPL and $400 million at WPL) of available capacity under the single revolving credit facility and no available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with investment-grade credit ratings, as well as maintain capital structures consistent with the authorized levels approved by IPL’s and WPL’s regulators. The following table shows financial capital structures as of December 31, 2025, as well as an adjusted capitalization structure that Alliant Energy believes is consistent with how a majority of the rating agencies currently view its junior subordinated notes:

	Alliant Energy		IPL	WPL
(in millions)	Actual	Adjusted (a)	Actual	Actual
Common equity	$7,334	$7,697	$4,844	$4,375
Long-term debt (including current maturities)	12,028	11,665	4,680	3,669
Short-term debt	88	88	88	—
Total capitalization	$19,450	$19,450	$9,612	$8,044

Total debt	$12,116	$11,753	$4,768	$3,669

Ratio of debt to total capitalization	62%	60%	50%	46%

(a)The long-term debt component of Alliant Energy’s financial capital structure includes junior subordinated notes classified as “Long-term debt, net” on Alliant Energy’s balance sheet (refer to Note 8(b) for additional information). The adjusted presentation at December 31, 2025 attributes 50% of the junior subordinated notes to common equity and 50% to long-term debt, to align with the debt-to-capital ratio used by the majority of rating agencies. The non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate Alliant Energy’s capital structure.

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise funds reliably and at reasonable terms and conditions, while maintaining capital structures consistent with those approved by regulators. In addition to capital structures, other important factors used to determine the characteristics of future financings include financial coverage ratios, capital spending plans, regulatory orders and rate-making considerations, levels of debt and equity imputed by rating agencies, market conditions, the impact of tax initiatives and legislation, and any potential proceeds from asset sales. The PSCW factors certain imputed debt adjustments, including certain lease obligations, in establishing a regulatory capital structure as part of WPL’s retail rate reviews. The IUC does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure. Debt imputations by rating agencies include, among others, AROs, pension and OPEB obligations, the sales of accounts receivable program and certain lease obligations.

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Cash, cash equivalents and restricted cash, January 1	$81	$63	$29	$53	$51	$7
Cash flows from (used for):
Operating activities	1,169	1,167	286	357	836	761
Investing activities	(1,896)	(1,547)	(859)	(684)	(827)	(724)
Financing activities	1,202	398	551	303	(23)	7
Net increase (decrease)	475	18	(22)	(24)	(14)	44
Cash, cash equivalents and restricted cash, December 31	$556	$81	$7	$29	$37	$51

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from IPL’s and WPL’s retail electric and IPL’s gas base rate increases	$339	$277	$62
Changes in income taxes paid/received (a)	69	(36)	95
Increased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	62	35	27
Timing of WPL’s fuel-related cost recoveries from retail electric customers	56	—	56
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism	(122)	(122)	—
Changes in interest payments	(66)	(43)	(13)
Changes in the sales of accounts receivable at IPL	(51)	(51)	—
Lower revenues at IPL due to credits on customers’ bills through the tax benefit rider	(36)	(36)	—
Changes in levels of materials and supplies	(31)	(8)	(23)
Restructuring and voluntary employee separation payments in 2025	(25)	(11)	(12)
Lower revenues at IPL due to discontinuation of renewable energy rider in 2024	(24)	(24)	—
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(22)	(22)	—
Other (primarily due to other changes in working capital)	(147)	(30)	(117)
	$2	($71)	$75

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers in 2024 and 2025.

Income Tax Payments and Receipts - Income tax (payments) receipts were as follows (in millions):

	2025	2024
IPL	$139	$175
WPL	109	14
Other subsidiaries	18	8
Alliant Energy	$266	$197

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

As discussed in “Legislative Matters,” the Inflation Reduction Act of 2022 provides the right to transfer renewable tax credits to other corporate taxpayers. Refer to the cash flows statements and Note 1(c) for details of renewable tax credits transferred to other corporate taxpayers. Alliant Energy, IPL and WPL currently intend to transfer all eligible renewable tax credits in the future.

Pension Plan Contributions - Alliant Energy, IPL and WPL currently expect to make $23 million, $3 million and $13 million of pension plan contributions in 2026, respectively, based on the funded status and assumed return on assets for each plan as of the December 31, 2025 measurement date. Refer to Note 12(a) for discussion of pension plan contributions in 2025 and the current funded levels of pension plans.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
(Higher) lower utility construction and acquisition expenditures (a)	($225)	($249)	$24
Proceeds from sales of partial ownership interests in West Riverside in 2024	(123)	—	(123)
Changes in the amount of cash receipts on sold receivables	35	35	—
Other	(36)	39	(4)
	($349)	($175)	($103)

(a)Largely due to higher expenditures for IPL’s energy storage and gas generation and IPL’s and WPL’s refurbishment of existing wind farms, partially offset by lower expenditures for IPL’s and WPL’s solar generation and WPL’s energy storage.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions and the impact of tariffs, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Refer to “Rate Matters” for discussion of an electric distribution system investment cap included in IPL’s rate review settlement agreement, which was approved by the IUC in September 2024. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. Construction and acquisition expenditures for 2026 through 2029 are currently anticipated as follows (in millions), which are focused on adding renewable generation and energy storage projects and dispatchable gas generation projects to meet growing customer demand for electricity, including expected future data center growth from currently executed electric service agreements, and strengthening the resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL are currently evaluating the impacts of tariffs, recently enacted legislation and additional potential demand from large load growth customers on their resource plans, and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude AFUDC and capitalized interest, if applicable. Refer to “Customer Investments” for further discussion of certain key utility business projects impacting construction and acquisition plans, and the related regulatory filings.

	Alliant Energy				IPL				WPL
	2026	2027	2028	2029	2026	2027	2028	2029	2026	2027	2028	2029
Generation:
Renewables and energy storage projects	$1,055	$1,035	$1,465	$1,495	$625	$830	$625	$1,400	$360	$325	$840	$95
Gas projects	970	1,515	1,135	460	660	1,095	890	400	280	420	245	60
Other	175	125	120	105	70	75	50	45	105	50	70	60
Distribution:
Electric systems	545	540	565	605	275	260	265	270	270	280	300	335
Gas systems	145	135	105	105	80	70	40	40	65	65	65	65
Other	240	230	235	295	45	45	40	60	40	35	35	55
	$3,130	$3,580	$3,625	$3,065	$1,755	$2,375	$1,910	$2,215	$1,120	$1,175	$1,555	$670

West Riverside Options - WPL entered into agreements with neighboring utilities that provided them options to purchase a partial ownership interest in West Riverside. Upon exercise of such options and the resulting sales, WPL received proceeds from the sales in 2024. Refer to “Customer Investments” for additional information.

Renewable Tax Credits - IPL and WPL started construction in 2024 and 2025, and currently expect to start construction in the first half of 2026, of certain renewable and energy storage projects, with the intention of preserving the qualification of any renewable tax credits associated with these projects.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for 2025 compared to 2024 (in millions):

	Alliant Energy	IPL	WPL
Higher (lower) net proceeds from issuance of long-term debt	$857	$245	($1)
Lower payments to retire long-term debt	509	200	—
Net changes in the amount of commercial paper outstanding	(553)	(12)	(48)
Higher common stock dividends	(29)	(159)	(11)
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(40)	25
Other	20	14	5
	$804	$248	($30)

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL. FERC does not have authority over the issuance of securities by Alliant Energy, WPL, AEF or Corporate Services. In January 2026, IPL received authorization from FERC to issue securities in 2026 and 2027 as follows (in millions):

Initial Authorization
Long-term debt securities issuances in aggregate	$2,500
Short-term debt securities outstanding at any time (including borrowings from its parent)	400
Preferred stock issuances in aggregate	300

State Regulatory Financing Authorizations - In March 2023, WPL received authorization from the PSCW to have up to $500 million of short-term borrowings and/or letters of credit outstanding at any time through the expiration date of WPL’s credit facility agreement. In January 2026, WPL received authorization from the PSCW to issue up to $2.8 billion of long-term debt securities in aggregate in 2026-2028.

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

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors and is dependent upon, among other factors, regulatory limitations, earnings, cash flows, capital requirements and general financial condition of subsidiaries. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Refer to “Results of Operations” for discussion of expected common stock dividends in 2026.

Common Stock Issuances - Refer to Note 7 for discussion of common stock issuances by Alliant Energy in 2024 and 2025, and “Results of Operations” for discussion of expected issuances of common stock in 2026 through 2029.

Short-term Debt - In December 2025, Alliant Energy, IPL and WPL amended and extended their single revolving credit facility agreement, which expires in December 2030 and is discussed in Note 8(a). There are currently 14 lenders that participate in the credit facility, with respective commitments ranging from $25 million to $130 million. Subject to certain conditions, Alliant Energy, IPL and WPL may exercise one extension option, which would extend the maturity date by one year. The credit facility has a provision to expand the facility size up to an additional $700 million, for a potential total commitment of $2 billion, subject to lender approval for Alliant Energy and subject to lender and regulatory approvals for IPL and WPL.

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

The single credit facility agreement contains a financial covenant, which requires Alliant Energy, IPL and WPL to maintain certain debt-to-capital ratios in order to borrow under the credit facility. AEF’s term loan credit agreement contains a financial covenant, which requires Alliant Energy to maintain a certain debt-to-capital ratio in order to borrow under the term loan credit agreement. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2025 were as follows:

	Alliant Energy	IPL	WPL
Requirement, not to exceed	65%	65%	65%
Actual	59%	50%	47%

The debt component of the capital ratios includes, when applicable, long- and short-term debt (excluding non-recourse debt and hybrid securities (e.g., junior subordinated notes) to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), finance lease obligations, certain letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans and sales of accounts receivable are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

Long-term Debt - Refer to Note 8(b) for discussion of issuances and retirements of long-term debt in 2025, and “Results of Operations” for discussion of expected issuances and retirements of long-term debt in 2026. In 2024, IPL issued $350 million of 4.95% senior debentures due 2034 and $300 million of 5.45% senior debentures due 2054, a portion of which was used for the retirement of IPL’s $500 million 3.25% senior debentures, and the remainder was used for general corporate purposes. In 2024, WPL issued $300 million of 5.375% green bond debentures due 2034, and an amount equal to or in excess of the net proceeds was disbursed for the development and acquisition of its solar EGUs. In 2024, AEF entered into a $300 million variable rate term loan credit agreement, which amended and restated the term loan credit agreement that expired in March 2024, and retired the $300 million variable rate term loan credit agreement set forth therein. In 2024, AEF issued $375 million of 5.40% senior notes due 2027, and used the net proceeds to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes.

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	BBB+	Baa2
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB	N/A
	Outlook	Stable	Stable
IPL:	Corporate/issuer	BBB+	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	Baa1
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	Baa1
	Outlook	Stable	Stable

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

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The purchase commitment from the third party to which IPL sells its receivables expires in March 2026. In 2025 and 2024, IPL evaluated the third party that purchases IPL’s receivable assets under the Receivables Agreement and believes that the third party is a VIE; however, IPL concluded consolidation of the third party was not required.

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

Guarantees and Indemnifications - At December 31, 2025, various guarantees and indemnifications are outstanding related to Alliant Energy’s cash equity ownership interest in a non-utility wind farm, prior divestiture activities, transfers of renewable tax credits to other corporate taxpayers and electric transmission infrastructure. Refer to Note 16(d) for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy, IPL and WPL have various long-term contractual obligations as of December 31, 2025, which include long-term debt maturities in Note 8(b), operating and finance leases in Note 9, capital purchase obligations in Note 16(a), and other purchase obligations in Note 16(b). At December 31, 2025, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) for anticipated pension and OPEB funding amounts. Refer to “Construction and Acquisition Expenditures” above for additional information on construction and acquisition programs. In addition, at December 31, 2025, there were various other liabilities included on the balance sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated.

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

Counterparty Credit Risk - Alliant Energy, IPL, and WPL are exposed to credit risk related to losses resulting from counterparties’ nonperformance of their contractual obligations. Alliant Energy, IPL and WPL maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations. Alliant Energy, IPL, and WPL conduct credit reviews for certain counterparties, and employ credit risk controls such as letters of credit, surety bonds, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored, and when necessary, activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase Alliant Energy’s, IPL’s and WPL’s credit risk.

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

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates associated with variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates on cash amounts outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash amounts outstanding under IPL’s sales of accounts receivable program at December 31, 2025, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $2 million, $2 million and $0 million, respectively. Refer to Notes 5(b) and 8 for additional information on cash amounts outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Estimates” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Regulatory Assets and Regulatory Liabilities - IPL and WPL are regulated by various federal and state regulatory agencies. As a result, they are subject to GAAP for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and actions imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Regulatory assets and regulatory liabilities are recognized in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of regulatory assets and regulatory liabilities. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at December 31, 2025.

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

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2025 included estimates of qualifying deductions for repairs expenditures, allocation of mixed service costs and state depreciation, and costs related to retirement or removal of depreciable property due to the impact of Iowa rate-making principles on such property-related differences. Critical assumptions and judgments also include projections of future taxable income used to determine the ability to utilize federal credit carryforwards prior to their expiration. Refer to Note 11 for further discussion of tax matters.

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

Carryforward Utilization - Significant federal tax credit carryforwards exist for Alliant Energy, IPL and WPL as of December 31, 2025. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize all of these carryforwards more than five years before expiration. Changes in tax regulations or assumptions regarding current and future taxable income could require valuation allowances in the future resulting in a material impact on financial condition and results of operations.

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

Regulated Operations - Long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Refer to Note 3 for further discussion of Alliant Energy’s, IPL and WPL’s long-lived assets within their regulated operations.

AROs - The fair value of a legal obligation associated with the retirement of an asset is recorded as a liability when an asset is placed in service, when a legal obligation is subsequently identified or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. Alliant Energy, IPL and WPL estimate the fair value of their AROs using present value techniques, in which they make various assumptions, including estimates of the amounts and timing of future cash flows associated with retirement activities, inflation and discount rates. Estimates of the timing and amounts of future cash outlays are based on projections of when and how assets will be retired and the cost of future removal activities. These amounts are expected to be adjusted in the future, as additional information is obtained for the specific site closure plans, including the determination of whether or not individual sites are considered legal obligations and the acceptance and approval of compliance approaches, which could change management assumptions and result in a material change to the recorded ARO amounts. Future updates, including updates due to the enactment of the revised CCR Rule, could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Refer to Note 13 for further discussion of AROs.

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

	Defined Benefit Pension Plans		OPEB Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2025	Impact on 2026 Net Periodic Benefit Costs	Impact on Accumulated Benefit Obligation at December 31, 2025	Impact on 2026 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$83	$7	$10	$—
1% change in expected rate of return	N/A	7	N/A	1
IPL
1% change in discount rate	39	3	4	—
1% change in expected rate of return	N/A	3	N/A	1
WPL
1% change in discount rate	37	3	4	—
1% change in expected rate of return	N/A	3	N/A	—

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events. Loss contingency amounts are recorded for any contingent events for which the likelihood of loss is probable and able to be reasonably estimated based upon current available information. The amounts recorded may differ from actuals when the uncertainty is resolved. The estimates made in accounting for contingencies, and the gains and losses that are recorded upon the ultimate resolution of these uncertainties, could have a significant effect on results of operations and the amount of assets and liabilities in the financial statements. Certain contingencies require estimation each reporting period of the expected credit losses on those contingencies, which requires significant judgment and may result in the recognition of a credit loss liability. Note 16 provides further discussion of contingencies assessed at December 31, 2025 that may have a material impact on financial condition and results of operations, including various pending legal proceedings, guarantees and indemnifications.

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

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 11 to the financial statements

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

•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery and that obligations to make refunds to customers are appropriately recorded as regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2026

We have served as the Company’s auditor since 2002.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Revenues:
Electric utility	$3,697	$3,372	$3,345
Gas utility	525	465	540
Other utility	51	54	52
Non-utility	89	90	90
Total revenues	4,362	3,981	4,027
Operating expenses:
Electric production fuel and purchased power	742	628	736
Electric transmission service	625	613	583
Cost of gas sold	263	224	299
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—
Other	740	676	675
Depreciation and amortization	846	772	676
Taxes other than income taxes	121	122	115
Total operating expenses	3,337	3,095	3,084
Operating income	1,025	886	943
Other (income) and deductions:
Interest expense	512	449	394
Equity income from unconsolidated investments, net	(60)	(61)	(61)
Allowance for funds used during construction	(89)	(75)	(100)
Other	1	(3)	3
Total other (income) and deductions	364	310	236
Income before income taxes	661	576	707
Income tax expense (benefit)	(149)	(114)	4
Net income attributable to Alliant Energy common shareowners	$810	$690	$703
Weighted average number of common shares outstanding:
Basic	257.0	256.5	253.0
Diluted	257.8	256.8	253.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$3.15	$2.69	$2.78
Diluted	$3.14	$2.69	$2.78

Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$556	$81
Accounts receivable, less allowance for expected credit losses	476	427
Production fuel, at weighted average cost	46	54
Gas stored underground, at weighted average cost	49	55
Materials and supplies, at weighted average cost	193	186
Regulatory assets	155	210
Other	222	171
Total current assets	1,697	1,184
Property, plant and equipment, net	20,344	18,701
Investments:
ATC Holdings	463	415
Other	231	224
Total investments	694	639
Other assets:
Regulatory assets	2,119	2,064
Deferred charges and other	137	126
Total other assets	2,256	2,190
Total assets	$24,991	$22,714

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,074	$1,171
Commercial paper	88	558
Accounts payable	498	532
Accrued interest	124	112
Regulatory liabilities	88	69
Other	251	273
Total current liabilities	2,123	2,715
Long-term debt, net (excluding current portion)	10,954	8,677
Other liabilities:
Deferred tax liabilities	2,310	2,188
Regulatory liabilities	1,113	959
Pension and other benefit obligations	173	224
Other	984	947
Total other liabilities	4,580	4,318
Commitments and contingencies (Note 16)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 257,137,261 and 256,690,222 shares outstanding	3	3
Additional paid-in capital	3,101	3,060
Retained earnings	4,243	3,954
Accumulated other comprehensive income	1	1
Shares in deferred compensation trust - 367,338 and 372,116 shares at a weighted average cost of $39.05 and $36.56 per share	(14)	(14)
Total Alliant Energy Corporation common equity	7,334	7,004
Total liabilities and equity	$24,991	$22,714
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$810	$690	$703
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	846	772	676
Deferred tax expense (benefit) and tax credits	(158)	(117)	14
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—
Other	27	(22)	(39)
Other changes in assets and liabilities:
Accounts receivable	(652)	(547)	(414)
Derivative assets	6	13	149
Accounts payable	14	96	(122)
Regulatory liabilities	140	(103)	(149)
Deferred income taxes (a)	252	259	84
Other	(116)	66	(35)
Net cash flows from operating activities	1,169	1,167	867
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(2,277)	(2,052)	(1,731)
Other	(206)	(197)	(123)
Cash receipts on sold receivables	628	593	453
Proceeds from sales of partial ownership interests in West Riverside	—	123	120
Other	(41)	(14)	(120)
Net cash flows used for investing activities	(1,896)	(1,547)	(1,401)
Cash flows from financing activities:
Common stock dividends	(521)	(492)	(456)
Proceeds from issuance of common stock, net	23	23	246
Proceeds from issuance of long-term debt	2,470	1,613	1,455
Payments to retire long-term debt	(300)	(809)	(508)
Net change in commercial paper	(470)	83	(167)
Other	—	(20)	3
Net cash flows from financing activities	1,202	398	573
Net increase in cash, cash equivalents and restricted cash	475	18	39
Cash, cash equivalents and restricted cash at beginning of period	81	63	24
Cash, cash equivalents and restricted cash at end of period	$556	$81	$63
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($500)	($434)	($378)
Income taxes, net:
Federal (a)	$271	$202	$82
State - Iowa	(5)	(5)	6
Total income taxes, net	$266	$197	$88
Significant non-cash investing and financing activities:
Accrued capital expenditures	$178	$224	$364
Beneficial interest obtained in exchange for securitized accounts receivable	$126	$163	$216
(a) 2025, 2024 and 2023 include $285 million, $216 million and $98 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers
Refer to accompanying Combined Notes to Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
	(in millions)
2023:
Beginning balance	$3	$2,777	$3,509	$—	($13)	$6,276
Net income attributable to Alliant Energy common shareowners			703			703
Common stock dividends ($1.81 per share)			(456)			(456)
At-the-market offering program, net and Shareowner Direct Plan issuances		246				246
Equity-based compensation plans and other		7				7
Other comprehensive income, net of tax				1		1
Ending balance	3	3,030	3,756	1	(13)	6,777
2024:
Net income attributable to Alliant Energy common shareowners			690			690
Common stock dividends ($1.92 per share)			(492)			(492)
Shareowner Direct Plan issuances		23				23
Equity-based compensation plans and other		7			(1)	6
Ending balance	3	3,060	3,954	1	(14)	7,004
2025:
Net income attributable to Alliant Energy common shareowners			810			810
Common stock dividends ($2.03 per share)			(521)			(521)
Shareowner Direct Plan issuances		23				23
Equity-based compensation plans and other		18				18
Ending balance	$3	$3,101	$4,243	$1	($14)	$7,334

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Interstate Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2 and 11 to the financial statements

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

•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery and that obligations to make refunds to customers are appropriately recorded as regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2026

We have served as the Company’s auditor since 2002.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Electric utility	$1,896	$1,747	$1,761
Gas utility	265	250	300
Steam and other	47	49	49
Total revenues	2,208	2,046	2,110
Operating expenses:
Electric production fuel and purchased power	283	269	282
Electric transmission service	422	417	420
Cost of gas sold	130	123	166
Other operation and maintenance:
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—
Other	373	358	353
Depreciation and amortization	463	404	388
Taxes other than income taxes	59	60	57
Total operating expenses	1,730	1,691	1,666
Operating income	478	355	444
Other (income) and deductions:
Interest expense	211	177	155
Allowance for funds used during construction	(56)	(43)	(21)
Other	(7)	(12)	2
Total other (income) and deductions	148	122	136
Income before income taxes	330	233	308
Income tax benefit	(127)	(129)	(58)
Net income	$457	$362	$366
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7	$29
Accounts receivable, less allowance for expected credit losses	185	192
Production fuel, at weighted average cost	18	30
Gas stored underground, at weighted average cost	24	25
Materials and supplies, at weighted average cost	111	113
Regulatory assets	59	77
Other	58	43
Total current assets	462	509
Property, plant and equipment, net	10,436	9,336
Other assets:
Regulatory assets	1,557	1,509
Deferred charges and other	40	53
Total other assets	1,597	1,562
Total assets	$12,495	$11,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$300
Commercial paper	88	50
Accounts payable	232	263
Accounts payable to associated companies	45	47
Accrued taxes	53	77
Accrued interest	47	48
Regulatory liabilities	41	54
Other	80	89
Total current liabilities	586	928
Long-term debt, net (excluding current portion)	4,680	3,790
Other liabilities:
Deferred tax liabilities	1,278	1,179
Regulatory liabilities	545	492
Pension and other benefit obligations	30	46
Other	532	511
Total other liabilities	2,385	2,228
Commitments and contingencies (Note 16)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,497	3,212
Retained earnings	1,314	1,216
Total Interstate Power and Light Company common equity	4,844	4,461
Total liabilities and equity	$12,495	$11,407

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$457	$362	$366
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	463	404	388
Deferred tax expense (benefit) and tax credits	(96)	(91)	8
Asset valuation charge for IPL’s Lansing Generating Station	—	60	—
Other	(25)	(12)	(10)
Other changes in assets and liabilities:
Accounts receivable	(599)	(544)	(437)
Regulatory assets	(72)	(2)	58
Derivative assets	4	6	84
Regulatory liabilities	20	(61)	(92)
Deferred income taxes (a)	194	178	36
Other	(60)	57	(140)
Net cash flows from operating activities	286	357	261
Cash flows used for investing activities:
Construction and acquisition expenditures	(1,473)	(1,224)	(712)
Cash receipts on sold receivables	628	593	453
Other	(14)	(53)	(67)
Net cash flows used for investing activities	(859)	(684)	(326)
Cash flows from financing activities:
Common stock dividends	(359)	(200)	(280)
Capital contributions from parent	285	325	80
Proceeds from issuance of long-term debt	888	643	296
Payments to retire long-term debt	(300)	(500)	—
Net change in commercial paper	38	50	—
Other	(1)	(15)	7
Net cash flows from financing activities	551	303	103
Net increase (decrease) in cash, cash equivalents and restricted cash	(22)	(24)	38
Cash, cash equivalents and restricted cash at beginning of period	29	53	15
Cash, cash equivalents and restricted cash at end of period	$7	$29	$53
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($212)	($169)	($150)
Income taxes, net:
Federal (a)	$142	$164	$98
State - Iowa	(3)	11	19
Total income taxes, net	$139	$175	$117
Significant non-cash investing and financing activities:
Accrued capital expenditures	$98	$128	$140
Beneficial interest obtained in exchange for securitized accounts receivable	$126	$163	$216

(a) 2025, 2024 and 2023 include $140 million, $117 million and $76 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2023:
Beginning balance	$33	$2,807	$968	$3,808
Net income			366	366
Common stock dividends			(280)	(280)
Capital contributions from parent		80		80
Ending balance	33	2,887	1,054	3,974
2024:
Net income			362	362
Common stock dividends			(200)	(200)
Capital contributions from parent		325		325
Ending balance	33	3,212	1,216	4,461
2025:
Net income			457	457
Common stock dividends			(359)	(359)
Capital contributions from parent		285		285
Ending balance	$33	$3,497	$1,314	$4,844

Refer to accompanying Combined Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of Wisconsin Power and Light Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of rate regulation on the financial statements - Refer to Notes 1, 2, and 11 to the financial statements

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

•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery and that obligations to make refunds to customers are appropriately recorded as regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation and regulatory developments, including disclosures related to certain regulatory balances recorded.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2026

We have served as the Company’s auditor since 2002.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Electric utility	$1,801	$1,625	$1,584
Gas utility	260	215	240
Other	4	5	3
Total revenues	2,065	1,845	1,827
Operating expenses:
Electric production fuel and purchased power	459	359	455
Electric transmission service	203	196	163
Cost of gas sold	133	101	134
Other operation and maintenance	306	279	271
Depreciation and amortization	370	357	280
Taxes other than income taxes	55	56	52
Total operating expenses	1,526	1,348	1,355
Operating income	539	497	472
Other (income) and deductions:
Interest expense	173	165	149
Allowance for funds used during construction	(33)	(32)	(79)
Other	12	8	(3)
Total other (income) and deductions	152	141	67
Income before income taxes	387	356	405
Income tax expense (benefit)	(14)	11	60
Net income	$401	$345	$345

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37	$51
Accounts receivable, less allowance for expected credit losses	273	220
Production fuel, at weighted average cost	28	24
Gas stored underground, at weighted average cost	25	30
Materials and supplies, at weighted average cost	81	69
Regulatory assets	96	133
Prepaid gross receipts tax	52	51
Other	59	57
Total current assets	651	635
Property, plant and equipment, net	9,363	8,861
Other assets:
Regulatory assets	562	555
Deferred charges and other	79	55
Total other assets	641	610
Total assets	$10,655	$10,106

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$183
Accounts payable	197	209
Accrued interest	46	44
Regulatory liabilities	47	15
Other	105	94
Total current liabilities	395	545
Long-term debt, net	3,669	3,370
Other liabilities:
Deferred tax liabilities	861	865
Regulatory liabilities	568	467
Pension and other benefit obligations	75	102
Other	712	656
Total other liabilities	2,216	2,090
Commitments and contingencies (Note 16)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,613	2,533
Retained earnings	1,696	1,502
Total Wisconsin Power and Light Company common equity	4,375	4,101
Total liabilities and equity	$10,655	$10,106

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$401	$345	$345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	370	357	280
Other	(63)	(51)	(47)
Other changes in assets and liabilities:
Accounts receivable	(56)	(5)	23
Regulatory assets	43	72	(34)
Regulatory liabilities	120	(41)	(57)
Deferred income taxes (a)	40	84	50
Other	(19)	—	18
Net cash flows from operating activities	836	761	578
Cash flows used for investing activities:
Construction and acquisition expenditures	(804)	(828)	(1,019)
Proceeds from sales of partial ownership interests in West Riverside	—	123	120
Other	(23)	(19)	(47)
Net cash flows used for investing activities	(827)	(724)	(946)
Cash flows from (used for) financing activities:
Common stock dividends	(207)	(196)	(184)
Capital contributions from parent	80	55	245
Proceeds from issuance of long-term debt	296	297	297
Net change in commercial paper	(183)	(135)	28
Other	(9)	(14)	(16)
Net cash flows from (used for) financing activities	(23)	7	370
Net increase (decrease) in cash, cash equivalents and restricted cash	(14)	44	2
Cash, cash equivalents and restricted cash at beginning of period	51	7	5
Cash, cash equivalents and restricted cash at end of period	$37	$51	$7
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($176)	($163)	($146)
Income taxes, net:
Federal (a)	$124	$41	($25)
State - Wisconsin	(15)	(27)	(25)
Total income taxes, net	$109	$14	($50)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$71	$87	$217
(a) 2025, 2024 and 2023 include $145 million, $99 million and $22 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers

Refer to accompanying Combined Notes to Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2023:
Beginning balance	$66	$2,233	$1,192	$3,491
Net income			345	345
Common stock dividends			(184)	(184)
Capital contributions from parent		245		245
Ending balance	66	2,478	1,353	3,897
2024:
Net income			345	345
Common stock dividends			(196)	(196)
Capital contributions from parent		55		55
Ending balance	66	2,533	1,502	4,101
2025:
Net income			401	401
Common stock dividends			(207)	(207)
Capital contributions from parent		80		80
Ending balance	$66	$2,613	$1,696	$4,375

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

IPL’s financial statements include the accounts of IPL and its consolidated subsidiaries, including IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Illinois and Iowa. In July 2025, IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative expired. IPL provided steam from its Prairie Creek Generating Station to high-pressure steam customers in Cedar Rapids, Iowa through 2025.

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

NOTE 1(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and state regulatory commissions in their service territories. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-utility entities. Regulatory assets generally represent incurred costs that have been deferred as such costs are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or amounts collected in rates for which the related costs have not yet been incurred. Amounts recorded as regulatory assets or regulatory liabilities are generally recognized in the income statements at the time they are reflected in rates.

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

IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. Alliant Energy, IPL and WPL have elected to record transfers of renewable tax credits as part of income taxes, and cash received from the transfer of renewable tax credits is recorded in cash flows from operating activities. Renewable tax credits subject to future transfer are recorded at expected realizable value. Renewable tax credits are derecognized when control of the tax credits is transferred to other corporate taxpayers. Beginning October 1, 2024, IPL’s renewable energy rider was discontinued, and production tax credits, excluding production tax credits from the refurbishment of existing wind farms, are credited to IPL’s retail electric customers through its fuel-related cost recovery mechanism. Investment tax credits resulting from IPL’s renewable generation and energy storage projects that are not yet included in base rates may be utilized to offset any revenue deficiency on an annual basis up to IPL’s return on common equity threshold; any remaining investment tax credits, net of the cost of transferability, that are not used to offset any revenue deficiency, will be deferred by IPL and carried forward to offset any potential revenue deficiency in future years. At WPL, pursuant to escrow treatment approved by the PSCW, the difference between actual renewable tax credits and the amount of renewable tax credits collected from customers as electric revenues is recognized in “Income taxes” in Alliant Energy’s and WPL’s income statements. An offsetting amount is recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and WPL’s balance sheets until reflected in future billings to customers. Refer to Note 16(d) for further discussion of the indemnification requirements.

NOTE 1(d) Cash, Cash Equivalents and Restricted Cash - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At December 31, 2025, Alliant Energy’s and WPL’s cash and cash equivalents included $411 million and $25 million, respectively, of money market fund investments, with weighted average interest rates of 4%. At December 31, 2025 and 2024, Alliant Energy’s restricted cash was not material.

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

	IPL			WPL
	2025	2024	2023	2025	2024	2023
Electric - generation	3.5%	3.3%	3.3%	3.4%	3.4%	3.0%
Electric - distribution	2.9%	2.8%	2.8%	2.7%	2.7%	2.7%
Electric - other	3.6%	5.2%	5.6%	4.2%	6.1%	6.3%
Gas	3.3%	3.3%	3.3%	2.4%	2.5%	2.5%
Other	5.6%	4.6%	6.2%	4.5%	4.4%	4.6%

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

	2025	2024	2023
IPL	7.1%	7.0%	7.0%
WPL (retail jurisdiction)	7.4%	7.4%	7.4%
WPL (wholesale jurisdiction)	6.6%	7.1%	7.1%

In accordance with their respective regulatory commission decisions, IPL applies its AFUDC rates to 100% of applicable CWIP balances, and WPL generally applies its AFUDC rates to 50% of applicable CWIP balances and the remaining 50% of applicable CWIP balances earns a return on such balances as part of its rate base. WPL may be authorized to apply its AFUDC rates to 100% of the retail portion of the CWIP balances for construction projects requiring a CA or CPCN that were approved by the PSCW after its then most recent rate order. Beginning January 1, 2026, the PSCW also authorized an AFUDC applied to 100% of the retail portion of CWIP balances related to construction activity on capital projects requiring PSCW approval and are impacted by federal law changes.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. Regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. As of December 31, 2025, the related amounts accrued for IPL and WPL were not material.

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

Renewable Energy Rider - IPL utilized a renewable energy rider prior to its discontinuation on October 1, 2024, effective with the IUC’s order for IPL’s retail electric rate review for the October 2024 through September 2025 Test Period. Prior to October 1, 2024, IPL recovered a return of, as well as earned a return on, its wind generation placed in service in 2019 and 2020 from its retail electric customers through the renewable energy rider. Other applicable costs and tax benefits associated with this wind generation, excluding operation and maintenance expenses, were also included in the rider. This cost recovery mechanism provided for annual adjustments to electric rates charged to IPL’s retail electric customers for actual renewable energy costs and tax benefits. Changes in the under-/over-collection of these costs were recognized in “Electric utility revenue” in Alliant Energy’s and IPL’s income statements. The cumulative effects of the under-/over-collection of these costs for IPL is recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s balance sheets until they are reflected in future billings to customers. Refer to Note 1(c) for further discussion of the treatment of IPL’s renewable tax credits for rate-making purposes.

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

Property, Plant and Equipment of Non-utility Operations - Property, plant and equipment of non-utility operations are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 17 for discussion of an asset valuation charge at Alliant Energy’s non-utility holdings in 2025.

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

NOTE 1(k) Debt Issuance and Retirement Costs - Debt issuance costs and debt premiums or discounts are presented on the balance sheets as a direct adjustment to the carrying amount of the related debt liability, and are deferred and amortized over the expected life of each debt issue, considering maturity dates and, if applicable, redemption rights held by us or by others. Alliant Energy’s non-utility businesses and Corporate Services record to interest expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

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

NOTE 1(n) Leases - The determination of whether an arrangement qualifies as a lease occurs at the inception of the arrangement. Arrangements that qualify as leases are classified as either operating or finance. Operating and finance lease liabilities represent obligations to make payments arising from the lease. Operating and finance lease assets represent the right to use an underlying asset for the lease term and are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Leases with initial terms less than 12 months are not recognized as leases. For operating leases, an incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. For finance leases, the rate implicit in the lease, if known, is used to determine the present value of the lease payments. If the rate implicit in the lease is not known, the incremental borrowing rate, as determined at the lease commencement date, is used to determine the present value of the lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the expected lease term. Finance lease expense is comprised of depreciation and amortization, and interest expenses. Finance lease assets are accounted for as operating leases for rate-making purposes.

NOTE 2. REGULATORY MATTERS
Regulatory Assets - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2025 are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense. At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Tax-related	$1,089	$989	$949	$870	$140	$119
AROs	455	401	312	281	143	120
Pension and OPEB costs	274	315	136	157	138	158
Assets retired early	158	180	149	168	9	12
Non-service pension and OPEB costs	57	51	21	19	36	32
Derivatives	52	60	12	15	40	45
WPL’s Western Wisconsin gas distribution expansion investments	39	42	—	—	39	42
Commodity cost recovery	10	68	3	2	7	66
Other	140	168	34	74	106	94
	$2,274	$2,274	$1,616	$1,586	$658	$688

At December 31, 2025, IPL and WPL had $165 million and $28 million, respectively, of regulatory assets that were not earning a return on investment. IPL’s regulatory assets that were not earning a return consisted primarily of the retired Lansing Generating Station, retired analog electric meters, and costs for certain construction projects. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to the retail portion of under-collected electric transmission service expenses and costs for certain construction projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

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

Entity	Asset	Retirement Date	Regulatory Asset Balance as of Dec. 31, 2025	Recovery	Regulatory Approval
IPL	Lansing	2023	$123	Return of (IUC and FERC) and return on (FERC) remaining net book value through 2037 (a)	IUC and FERC (b)
IPL	Analog electric meters	2019	10	Return of remaining net book value through 2028	IUC and FERC
IPL	Sutherland Units 1 and 3	2017	11	Return of and return on remaining net book value through 2027 (a)	IUC and FERC
IPL	M.L. Kapp Unit 2	2018	5	Return of and return on remaining net book value through 2029 (a)	IUC and FERC
WPL	Edgewater Unit 4	2018	9	Return of and return on remaining net book value through 2028	PSCW and FERC

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

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recoverable from customers in the future after any losses are realized, and gains from derivative instruments are refundable to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets. Refer to Note 14 for discussion of changes in Alliant Energy’s, IPL’s and WPL’s derivative liabilities/assets during 2025, which resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

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

Commodity cost recovery - Refer to Note 1(g) for details of IPL’s and WPL’s commodity cost recovery mechanisms. The cost recovery mechanism for WPL’s retail electric customers is based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In 2022, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $117 million deferral as of December 31, 2022, which WPL substantially collected from October 2023 through December 2025 from its retail electric customers, plus interest ($12 million, $50 million and $52 million was collected in 2023, 2024 and 2025, respectively). In 2023, WPL’s actual fuel-related costs fell outside these fuel monitoring ranges, resulting in a $34 million regulatory liability as of December 31, 2023, which was refunded in 2024 to its retail electric customers, plus interest.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Tax-related	$690	$582	$304	$286	$386	$296
Cost of removal obligations	366	347	217	205	149	142
Derivatives	47	53	26	29	21	24
Other	98	46	39	26	59	20
	$1,201	$1,028	$586	$546	$615	$482

Tax-related regulatory liabilities reduce revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings. Cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities is not used to adjust revenue requirement calculations.

Tax-related - Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities are primarily related to excess deferred tax benefits resulting from the remeasurement of accumulated deferred income taxes caused by the Tax Cuts and Jobs Act. The majority of these benefits related to accelerated depreciation are subject to tax normalization rules. These rules limit the rate at which these tax benefits are allowed to be passed on to customers. Additionally, Alliant Energy’s, IPL’s and WPL’s tax-related regulatory liabilities include tax benefits resulting from investment tax credits for IPL’s and WPL’s energy storage facilities and WPL’s Cassville solar facility. Refer to Note 1(c) for details related to the regulatory treatment of IPL’s and WPL’s investment tax credits.

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

WPL’s Retail Electric and Gas Rate Reviews (2026/2027 Forward-looking Test Period) - In December 2025, the PSCW issued an order authorizing annual base rate increases of $69 million and $7 million for WPL’s retail electric and gas customers, respectively, effective January 1, 2026, for the 2026 forward-looking Test Period. The PSCW’s order also authorized WPL to implement an additional $75 million and $5 million increase in annual rates for its retail electric and gas customers, respectively, effective January 1, 2027, for the 2027 forward-looking Test Period.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
At December 31, details of property, plant and equipment on the balance sheets were as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Utility:
Electric plant:
Generation and energy storage in service (a)(b)	$12,757	$11,156	$6,251	$5,924	$6,506	$5,232
Distribution in service	8,418	7,811	4,691	4,344	3,727	3,467
Other in service	572	595	369	385	203	210
Anticipated to be retired early (c)	—	784	—	—	—	784
Total electric plant	21,747	20,346	11,311	10,653	10,436	9,693
Gas plant in service	1,938	1,863	1,020	981	918	882
Other plant in service	752	734	456	456	296	278
Accumulated depreciation (c)	(6,690)	(6,229)	(3,574)	(3,360)	(3,116)	(2,869)
Net plant	17,747	16,714	9,213	8,730	8,534	7,984
Leased Sheboygan Falls Energy Facility, net (d)	—	—	—	—	110	74
Leased land for solar generation, net	190	189	52	53	138	136
Construction work in progress (e)	1,742	1,215	1,166	548	576	667
Other, net	10	5	5	5	5	—
Total utility	19,689	18,123	10,436	9,336	9,363	8,861
Non-utility and other:
Non-utility Generation, net (f)	146	103	—	—	—	—
Corporate Services and other, net (g)	509	475	—	—	—	—
Total non-utility and other	655	578	—	—	—	—
Total property, plant and equipment	$20,344	$18,701	$10,436	$9,336	$9,363	$8,861

(a)Construction costs associated with WPL’s approximately 1,100 MW of new solar generation exceeded the construction cost estimates previously approved by the PSCW by approximately $205 million. In 2024, the PSCW issued orders approving deferral of, and the deferral of a return on, the incremental solar generation construction costs in 2024 and 2025. In December 2025, the PSCW issued an order for the 2026/2027 forward-looking Test Period, which includes a full return of and on these solar generation construction costs from WPL’s retail electric customers. As a result, Alliant Energy and WPL concluded that there was not a probable disallowance of the higher rate base amounts as of December 31, 2025.
(b)WPL’s Grant County (100 MW) and Wood County (75 MW) energy storage facilities, and IPL’s Wever (99 MW) energy storage facility, were placed in service in 2025.
(c)WPL previously received approval from MISO to retire the coal-fired Columbia Units 1 and 2. As of December 31, 2024, WPL planned to cease coal operations at Columbia Units 1 and 2 by the end of 2029, and Alliant Energy and WPL concluded that Columbia Units 1 and 2 met the criteria to be considered probable of abandonment. WPL currently plans to continue coal operations at Columbia Units 1 and 2 at least through 2029 as well as evaluate the potential conversion of Columbia Unit 1 and/or Unit 2 to natural gas. As a result, as of December 31, 2025, Alliant Energy and WPL concluded that Columbia Units 1 and 2 no longer meet the criteria to be considered probable of abandonment.
(d)Less accumulated amortization of $120 million and $116 million for WPL as of December 31, 2025 and 2024, respectively. Refer to Note 9 for discussion of WPL’s remeasurement of this lease in 2025. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and is included in the “Non-utility Generation, net” line within Alliant Energy’s consolidated property, plant and equipment.
(e)Alliant Energy’s and IPL’s CWIP balances were higher as of December 31, 2025, compared to December 31, 2024, primarily due to IPL’s energy storage and natural gas-fired generation projects.
(f)Less accumulated depreciation of $81 million and $78 million for Alliant Energy as of December 31, 2025 and 2024, respectively.
(g)Less accumulated depreciation of $305 million and $289 million for Alliant Energy as of December 31, 2025 and 2024, respectively.

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

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Equity	$63	$54	$74	$39	$31	$15	$24	$23	$59
Debt	26	21	26	17	12	6	9	9	20
	$89	$75	$100	$56	$43	$21	$33	$32	$79

Non-utility and Other - The non-utility and other property, plant and equipment recorded on Alliant Energy’s balance sheets include the following:

Non-utility Generation - The Sheboygan Falls Energy Facility was placed in service in 2005 and is depreciated using the straight-line method over a 45-year period.

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

NOTE 4. JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. IPL’s and WPL’s shares of expenses from jointly-owned EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in the income statements. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned EGUs at December 31, 2025 was as follows (dollars in millions):

	Ownership	Electric	Accumulated Provision	Construction
	Interest %	Plant	for Depreciation	Work in Progress
IPL
Ottumwa Unit 1	48.0%	$662	$302	$7
George Neal Unit 4	25.7%	201	113	4
George Neal Unit 3	28.0%	192	89	4
Louisa Unit 1	4.0%	44	24	1
		1,099	528	16
WPL
Columbia Units 1-2 and Energy Storage System	53.5%	868	407	4
West Riverside Energy Center and Solar Facility	56.6%	456	71	7
Forward Wind Energy Center	42.6%	118	58	—
		1,442	536	11
Alliant Energy		$2,541	$1,064	$27

NOTE 5. RECEIVABLES
NOTE 5(a) Accounts Receivable - Details for accounts receivable included on the balance sheets as of December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Customer	$139	$113	$—	$—	$126	$98
Unbilled utility revenues	117	101	—	—	117	101
Deferred proceeds	126	163	126	163	—	—
Other	104	58	59	29	39	29
Allowance for expected credit losses	(10)	(8)	—	—	(9)	(8)
	$476	$427	$185	$192	$273	$220

In 2025, gross write-offs for accounts receivable were as follows (in millions):

	Originated in 2023	Originated in 2024	Originated in 2025
Alliant Energy	$1	$12	$16
IPL	1	8	9
WPL	—	4	7

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

Under the Receivables Agreement, IPL has the right to receive cash proceeds, up to a certain limit, from the third party in exchange for the receivables sold. The limit on cash proceeds fluctuates between $5 million and $110 million, which IPL may change periodically throughout the year. As of December 31, 2025, the limit on cash proceeds was $110 million and IPL had no available capacity under its sales of accounts receivable program. Cash proceeds are used by IPL to meet short-term financing needs, and cannot exceed the current limit or amount of receivables available for sale, whichever is less. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program were as follows (in millions):

	Maximum			Average
	2025	2024	2023	2025	2024	2023
Outstanding aggregate cash proceeds	$110	$110	$110	$57	$31	$51

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2025	2024
Customer accounts receivable	$147	$137
Unbilled utility revenues	104	108
Receivables sold to third party	251	245
Less: cash proceeds	110	70
Deferred proceeds	141	175
Less: allowance for expected credit losses	15	12
Fair value of deferred proceeds	$126	$163
Outstanding receivables past due	$21	$21

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2025	2024	2023
Collections	$2,279	$2,090	$2,233
Write-offs, net of recoveries	12	12	12

NOTE 6. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership Interest at	Carrying Value at December 31,		Equity (Income) / Loss
	December 31, 2025	2025	2024	2025	2024	2023
ATC Holdings	16%, 20%	$463	$415	($59)	($57)	($49)
Non-utility wind farm in Oklahoma	50%	112	107	(9)	(6)	(7)
Corporate venture investments	Various	76	78	10	3	(2)
Other	Various	23	23	(2)	(1)	(3)
		$674	$623	($60)	($61)	($61)

Summary aggregate financial information from the financial statements of these holdings is as follows (in millions):

	Alliant Energy
	2025	2024	2023
Revenues	$1,080	$1,005	$898
Operating income	482	433	384
Net income	91	434	370
As of December 31:
Current assets	254	223
Non-current assets	10,818	9,930
Current liabilities	879	524
Non-current liabilities	4,243	3,933
Noncontrolling interest	184	221

ATC Holdings - As of December 31, 2025, Alliant Energy has a 16% ownership interest in ATC and a 20% ownership interest in ATC Holdco LLC, collectively referred to as ATC Holdings. ATC is an independent, for-profit, transmission-only company. ATC Holdco LLC holds an interest in Duke-American Transmission Company, LLC, which holds a note receivable related to previously owned electric transmission infrastructure in North America.

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

NOTE 7. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2025	2024	2023
Shares outstanding, January 1	256,690,222	256,096,848	251,134,966
At-the-market offering program	—	—	4,372,561
Shareowner Direct Plan	360,662	439,107	454,987
Equity-based compensation plans	86,377	154,267	134,334
Shares outstanding, December 31	257,137,261	256,690,222	256,096,848

At December 31, 2025, Alliant Energy had a total of 11 million shares available for issuance in the aggregate, pursuant to its 2020 OIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

Alliant Energy entered into forward sale agreements under its at-the-market offering program with various counterparties who, for the quarter and year ended December 31, 2025, borrowed and sold an aggregate of 3,831,429 and 14,595,532 shares of Alliant Energy common stock at an aggregate gross sales price of $258 million and $944 million, including approximately $2 million and $7 million in commissions, respectively, to the counterparties payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy currently expects to settle the forward sale agreements in 2026 and 2027 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of December 31, 2025, the weighted-average forward price, net of commissions, was $64.44 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of December 31, 2025, Alliant Energy could have settled all of its outstanding forward sale agreements under the at-the-market offering program with physical delivery of 14,595,532 shares of Alliant Energy common stock to the counterparties in exchange for cash of $941 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. As of December 31, 2025, 569,944 incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements.

Shareowner Direct Plan - Alliant Energy satisfies its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock through original issue, rather than on the open market.

NOTE 8. DEBT
NOTE 8(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2025, the short-term borrowing capacity under a single credit facility agreement, which expires in December 2030, totaled $1.3 billion ($550 million for Alliant Energy at the parent company level, $350 million for IPL and $400 million for WPL). Subject to certain conditions, Alliant Energy (at the parent company level), IPL and WPL may each reallocate and change its sublimit up to $1 billion, $400 million and $500 million, respectively, within the $1.3 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper and borrowings under the single credit facility classified as short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
December 31	2025	2024	2025	2024	2025	2024
Amount outstanding	$88	$558	$88	$50	$—	$183
Weighted average interest rates	3.8%	4.5%	3.8%	4.6%	N/A	4.5%
Available credit facility capacity	$1,212	$742	$262	$250	$400	$217

	Alliant Energy		IPL		WPL
For the year ended	2025	2024	2025	2024	2025	2024
Maximum amount outstanding (based on daily outstanding balances)	$741	$632	$141	$80	$297	$390
Average amount outstanding (based on daily outstanding balances)	$349	$327	$25	$1	$176	$70
Weighted average interest rates	4.5%	5.3%	4.6%	5.1%	4.5%	5.4%

NOTE 8(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2025			2024
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures (a):
4.1%, due 2028	$500	$500	$—	$500	$500	$—
3.6%, due 2029	300	300	—	300	300	—
2.3%, due 2030	400	400	—	400	400	—
5.7%, due 2033	300	300	—	300	300	—
6.45%, due 2033	100	100	—	100	100	—
4.95%, due 2034	350	350	—	350	350	—
6.3%, due 2034	125	125	—	125	125	—
5.6%, due 2035 (b)	600	600	—	—	—	—
6.25%, due 2039	300	300	—	300	300	—
4.7%, due 2043	250	250	—	250	250	—
3.7%, due 2046	300	300	—	300	300	—
3.5%, due 2049	300	300	—	300	300	—
3.1%, due 2051	300	300	—	300	300	—
5.45%, due 2054	300	300	—	300	300	—
5.6%, due 2055 (b)	300	300	—	—	—	—
3.4%, (Retired in 2025)	—	—	—	250	250	—
5.5%, (Retired in 2025)	—	—	—	50	50	—
	4,725	4,725	—	4,125	4,125	—
Debentures (a):
3.05%, due 2027	300	—	300	300	—	300
3%, due 2029	350	—	350	350	—	350
1.95%, due 2031	300	—	300	300	—	300
3.95%, due 2032	600	—	600	600	—	600
4.95%, due 2033	300	—	300	300	—	300
5.375%, due 2034	300	—	300	300	—	300
6.25%, due 2034	100	—	100	100	—	100
6.375%, due 2037	300	—	300	300	—	300
7.6%, due 2038	250	—	250	250	—	250
4.1%, due 2044	250	—	250	250	—	250
3.65%, due 2050	350	—	350	350	—	350
5.7%, due 2055 (c)	300	—	300	—	—	—
	3,700	—	3,700	3,400	—	3,400
Other:
AEF term loan credit agreement through March 2026, 5% at December 31, 2025 (with Alliant Energy as guarantor) (d)	300	—	—	—	—	—
AEF 1.4% senior notes, due 2026 (with Alliant Energy as guarantor) (a)	200	—	—	200	—	—
Alliant Energy 3.875% convertible senior notes, due 2026 (e)	575	—	—	575	—	—
AEF 5.4% senior notes, due 2027 (with Alliant Energy as guarantor) (a)	375	—	—	375	—	—
Alliant Energy 3.25% convertible senior notes, due 2028 (e)	575	—	—	—	—	—
AEF 4.25% senior notes, due 2028 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 5.95% senior notes, due 2029 (with Alliant Energy as guarantor) (a)	300	—	—	300	—	—
AEF 3.6% senior notes, due 2032 (with Alliant Energy as guarantor) (a)	350	—	—	350	—	—
Alliant Energy 5.75% junior subordinated notes, due 2056 (f)	725	—	—	—	—	—
AEF term loan credit agreement, 6% at December 31, 2024 (with Alliant Energy as guarantor) (Retired in 2025) (d)	—	—	—	300	—	—
	3,700	—	—	2,400	—	—
Subtotal	12,125	4,725	3,700	9,925	4,125	3,400
Current maturities	(1,074)	—	—	(1,171)	(300)	—
Unamortized debt issuance costs	(70)	(30)	(21)	(55)	(25)	(20)
Unamortized debt (discount) and premium, net	(27)	(15)	(10)	(22)	(10)	(10)
Long-term debt, net (g)	$10,954	$4,680	$3,669	$8,677	$3,790	$3,370

(a)Contains optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.
(b)In May 2025, IPL issued $600 million of 5.6% senior debentures due 2035. A portion of the net proceeds was used for the retirement of IPL’s $50 million 5.5% senior debentures and $250 million 3.4% senior debentures. The remainder of the proceeds were used to reduce cash amounts received from its sale of accounts receivable program and commercial paper classified as long-term debt, and for general corporate purposes. In September 2025, IPL issued $300 million of 5.6% senior debentures due 2055. The net proceeds were used to reduce cash amounts received from its sale of accounts receivable program, to reduce outstanding commercial paper, and for general corporate purposes.
(c)In December 2025, WPL issued $300 million of 5.7% debentures due 2055. The net proceeds were used to reduce outstanding commercial paper and for general corporate purposes.
(d)In March 2025, AEF entered into a $300 million variable rate term loan credit agreement, which amended and restated the term loan credit agreement that expired in March 2025, and retired the $300 million variable rate term loan set forth therein, which was classified as a non-cash financing activity. AEF’s restated agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. Refer to Note 14 for information on AEF’s related interest rate swap. In January 2026, AEF retired its $300 million term loan.
(e)Refer to “Convertible Senior Notes” below for additional information.
(f)In September 2025, Alliant Energy issued $725 million of junior subordinated notes due 2056. The interest rate will reset every 5 years beginning April 1, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.077%, provided the interest rate will not reset below 5.75%. The net proceeds were used to reduce outstanding commercial paper, retire long term debt and for general corporate purposes. Long term debt to be retired includes AEF’s $300 million variable rate term loan which was retired in January 2026, AEF’s $200 million of 1.4% senior notes and Alliant Energy’s $575 million of 3.875% convertible senior notes, each of which matures in March 2026 and is expected to be retired at or prior to maturity. Alliant Energy has the option to redeem the notes prior to maturity upon the occurrence of certain events and during specified periods, at redemption prices specified in the governing agreements.
(g)There were no significant sinking fund requirements related to the outstanding long-term debt.

Convertible Senior Notes
2026 Notes - In March 2023, Alliant Energy issued $575 million of 3.875% convertible senior notes (the 2026 Notes), which are senior unsecured obligations, and used the net proceeds from the issuance for general corporate purposes. The 2026 Notes will mature on March 15, 2026 unless earlier converted or repurchased. Alliant Energy may not redeem the 2026 Notes prior to the maturity date. Holders could have converted their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 only under the following circumstances:

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
•during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the related Indenture) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Alliant Energy’s common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.

On or after December 15, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2026 Notes, Alliant Energy will pay cash up to the aggregate principal amount of the 2026 Notes to be converted and deliver shares of its common stock, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2026 Notes being converted.

The initial conversion rate is 15.5461 shares of common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $64.32 per share of Alliant Energy’s common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, Alliant Energy will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event.

If Alliant Energy undergoes a fundamental change (as defined in the related Indenture), then, subject to certain conditions, holders of the 2026 Notes may require Alliant Energy to repurchase for cash all or any portion of its 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As of December 31, 2025 and 2024, the 2026 Notes were classified on Alliant Energy’s balance sheets as “Current maturities of long-term debt”. As of December 31, 2025 and 2024, the net carrying amount of the 2026 Notes was $574 million and $571 million, with unamortized debt issuance costs of $1 million and $4 million, and the estimated fair value (Level 2) of the 2026 Notes was $599 million and $591 million. As of December 31, 2025, there were 407,821 shares of Alliant Energy’s common stock related to the potential conversion of the 2026 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the 2026 Notes.

2028 Notes - In May 2025, Alliant Energy issued $575 million of 3.25% convertible senior notes (the 2028 Notes), which are senior unsecured obligations, and used the net proceeds from the issuance to reduce Alliant Energy’s outstanding commercial paper and for general corporate purposes. The 2028 Notes will mature on May 30, 2028 unless earlier converted or repurchased, and no sinking fund is provided for the 2028 Notes. Alliant Energy may not redeem the 2028 Notes prior to the maturity date. Holders may convert their 2028 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028 only under the following circumstances:

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

As of December 31, 2025, the conditions allowing holders of the 2028 Notes to convert their 2028 Notes were not met, and the 2028 Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of December 31, 2025, the net carrying amount was $569 million, with unamortized debt issuance costs of $6 million, and the estimated fair value (Level 2) was $587 million for the 2028 Notes. As of December 31, 2025, there were no shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the 2028 Notes.

Five-Year Schedule of Long-term Debt Maturities - At December 31, 2025, long-term debt maturities for 2026 through 2030 were as follows (in millions):

	2026	2027	2028	2029	2030
IPL	$—	$—	$500	$300	$400
WPL	—	300	—	350	—
AEF	500	375	300	300	—
Alliant Energy parent company	575	—	575	—	—
Alliant Energy	$1,075	$675	$1,375	$950	$400

Fair Value of Long-term Debt - Refer to Note 15 for information on the fair value of long-term debt outstanding.

NOTE 9. LEASES
Operating Leases - Alliant Energy’s, IPL’s and WPL’s operating leases primarily include leases of space on telecommunication towers and leases of property. Operating lease details are as follows (dollars in millions):

	December 31, 2025			December 31, 2024
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net	$21	$11	$9	$22	$12	$9
Other current liabilities	$2	$1	$1	$2	$1	$1
Other liabilities	19	10	8	20	11	8
Total operating lease liabilities	$21	$11	$9	$22	$12	$9
Weighted average remaining lease term	10 years	10 years	11 years	11 years	11 years	12 years
Weighted average discount rate	4%	4%	4%	4%	4%	4%

Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In 2024, WPL renewed this financing lease through 2044. There are no lease renewal periods remaining. In 2025, WPL’s rent payments increased following the completion of certain enhancements to the Sheboygan Falls Energy Facility, resulting in a lease modification and remeasurement. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s amounts below.

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

Finance lease details are as follows (dollars in millions):

	December 31, 2025			December 31, 2024
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Property, plant and equipment, net:
Sheboygan Falls Energy Facility	N/A	N/A	$110	N/A	N/A	$74
Leased land for solar generation	$190	$52	138	$189	$53	136
	$190	$52	$248	$189	$53	$210
Other current liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	$4	N/A	N/A	$7
	$—	$—	$4	$—	$—	$7
Other liabilities:
Sheboygan Falls Energy Facility	N/A	N/A	$106	N/A	N/A	$71
Leased land for solar generation	190	52	138	189	53	136
	190	52	244	189	53	207
Total finance lease liabilities	$190	$52	$248	$189	$53	$214
Weighted average remaining lease term	30 years	27 years	26 years	31 years	28 years	28 years
Weighted average discount rate	5%	5%	6%	5%	5%	5%

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Depreciation and amortization expenses	$—	$—	$1	$—	$—	$—	$2	$4	$6
Interest expense	9	8	6	3	2	1	11	10	8
Total finance lease expense	$9	$8	$7	$3	$2	$1	$13	$14	$14

Finance lease liabilities arising from obtaining leased assets, which represent non-cash financing activities, were as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Finance lease liabilities arising from obtaining leased assets	$1	$20	$—	$20	$39	$—

Expected Maturities - As of December 31, 2025, expected maturities of lease liabilities were as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total	Less: amount representing interest	Present value of minimum lease payments
Operating Leases:
Alliant Energy	$3	$3	$3	$3	$2	$13	$27	$6	$21
IPL	2	1	1	1	1	8	14	3	11
WPL	1	1	1	1	1	7	12	3	9
Finance Leases:
Alliant Energy	9	10	10	10	10	328	377	187	190
IPL	3	3	3	3	3	87	102	50	52
WPL	18	18	19	19	19	386	479	231	248

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

IPL provides retail electric and gas service to customers in Iowa, and WPL provides retail and wholesale electric and retail gas service to customers in Wisconsin. IPL also provides electricity to wholesale customers in Illinois and Iowa. IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative expired in July 2025. IPL provided steam from its Prairie Creek Generating Station to high-pressure steam customers in Iowa through 2025.

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

Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Electric Utility:
Retail - residential	$1,339	$1,236	$1,220	$661	$640	$641	$678	$596	$579
Retail - commercial	932	821	820	609	525	519	323	296	301
Retail - industrial	1,034	952	968	531	497	501	503	455	467
Wholesale	184	200	213	39	61	62	145	139	151
Bulk power and other	208	163	124	56	24	38	152	139	86
Total Electric Utility	3,697	3,372	3,345	1,896	1,747	1,761	1,801	1,625	1,584
Gas Utility:
Retail - residential	306	275	316	155	148	176	151	127	140
Retail - commercial	153	133	163	72	68	86	81	65	77
Retail - industrial	13	11	16	7	7	11	6	4	5
Transportation/other	53	46	45	31	27	27	22	19	18
Total Gas Utility	525	465	540	265	250	300	260	215	240
Other Utility:
Steam	37	40	45	37	40	45	—	—	—
Other utility	14	14	7	10	9	4	4	5	3
Total Other Utility	51	54	52	47	49	49	4	5	3
Non-Utility and Other:
Travero and other	89	90	90	—	—	—	—	—	—
Total Non-Utility and Other	89	90	90	—	—	—	—	—	—
Total revenues	$4,362	$3,981	$4,027	$2,208	$2,046	$2,110	$2,065	$1,845	$1,827
NOTE 11. INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the income statements were as follows (in millions):

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current tax expense (benefit):
Federal	$10	$13	($3)	($21)	($19)	($44)	$38	$37	$48
State	(1)	(10)	(6)	(10)	(19)	(21)	18	23	25
Deferred tax expense (benefit):
Federal	59	60	100	36	38	87	30	24	10
State	33	15	36	2	(17)	17	16	7	3
Production tax credits	(208)	(177)	(121)	(133)	(108)	(95)	(75)	(69)	(26)
Investment tax credits	(42)	(15)	(1)	(1)	(4)	(1)	(41)	(11)	—
Provision recorded as a change in accrued interest	—	—	(1)	—	—	(1)	—	—	—
	($149)	($114)	$4	($127)	($129)	($58)	($14)	$11	$60

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes. In 2024, Alliant Energy’s and IPL’s effective income tax rates were impacted by the pre-tax non-cash charge of $60 million for IPL’s Lansing Generating Station discussed in Note 2. In the fourth quarter of 2025, Alliant Energy, IPL and WPL retrospectively adopted the Financial Accounting Standards Board’s (FASB) accounting standard for improvements to income tax disclosures. Previously reported information for prior periods has been recast to conform with current period presentation.

Alliant Energy	2025		2024		2023
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax rate	$139	21%	$121	21%	$149	21%
State income taxes, net of federal benefits (primarily from state income taxes in Iowa and Wisconsin)	22	3	4	1	21	3
Tax credits:
Production tax credits	(206)	(31)	(171)	(30)	(121)	(17)
Investment tax credits	(156)	(24)	(42)	(7)	(3)	—
Research and development credits	(2)	—	(6)	(1)	—	—
Tax credit regulatory deferrals (Refer to Note 1(c) and Note 2)	112	17	20	3	2	—
Other credits	(1)	—	—	—	—	—
Nontaxable or nondeductible items	4	1	2	—	(2)	—
Other adjustments:
Effect of rate-making on property-related differences (Refer to Note 1(c) and Note 2)	(37)	(6)	(33)	(6)	(27)	(4)
Amortization of excess deferred taxes (Refer to Note 2)	(24)	(4)	(13)	(2)	(13)	(2)
Other	—	—	4	1	(2)	—
Total income tax expense (benefit) and overall income tax rate	($149)	(23%)	($114)	(20%)	$4	1%

IPL	2025		2024		2023
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax rate	$69	21%	$49	21%	$65	21%
State income taxes, net of federal benefits (primarily from state income taxes in Iowa)	(10)	(3)	(27)	(12)	(5)	(2)
Tax credits:
Production tax credits	(133)	(40)	(108)	(46)	(95)	(31)
Investment tax credits	(43)	(13)	(8)	(4)	(2)	(1)
Tax credit regulatory deferrals (Refer to Note 1(c) and Note 2)	42	13	4	1	1	—
Other credits	(1)	—	(1)	—	—	—
Nontaxable or nondeductible items	1	—	(1)	—	(1)	—
Other adjustments:
Effect of rate-making on property-related differences (Refer to Note 1(c) and Note 2)	(30)	(9)	(24)	(10)	(16)	(5)
Amortization of excess deferred taxes (Refer to Note 2)	(22)	(7)	(13)	(5)	(5)	(1)
Total income tax expense (benefit) and overall income tax rate	($127)	(38%)	($129)	(55%)	($58)	(19%)

WPL	2025		2024		2023
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax rate	$81	21%	$75	21%	$85	21%
State income taxes, net of federal benefits (primarily from state income taxes in Wisconsin)	27	7	23	7	22	5
Tax credits:
Production tax credits	(73)	(19)	(63)	(18)	(26)	(6)
Investment tax credits	(114)	(29)	(34)	(10)	(1)	—
Tax credit regulatory deferrals (Refer to Note 1(c) and Note 2)	70	18	17	4	1	—
Other credits	—	—	(1)	—	—	—
Nontaxable or nondeductible items	1	—	(1)	—	(2)	—
Other adjustments:
Effect of rate-making on property-related differences (Refer to Note 1(c) and Note 2)	(6)	(2)	(5)	(1)	(12)	(4)
Amortization of excess deferred taxes (Refer to Note 2)	—	—	—	—	(7)	(1)
Total income tax expense (benefit) and overall income tax rate	($14)	(4%)	$11	3%	$60	15%

Deferred Tax Assets and Liabilities - The deferred tax assets and liabilities included on the balance sheets at December 31 arise from the following temporary differences (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Deferred tax liabilities:
Property	$2,828	$2,596	$1,666	$1,521	$1,060	$999
ATC Holdings	139	135	—	—	—	—
Other	167	178	112	120	62	66
Total deferred tax liabilities	3,134	2,909	1,778	1,641	1,122	1,065
Deferred tax assets:
Federal credit carryforwards	669	605	455	426	199	166
Net operating losses carryforwards - state	19	20	1	1	—	—
Other	143	98	48	37	65	34
Subtotal deferred tax assets	831	723	504	464	264	200
Valuation allowances	(7)	(2)	(4)	(2)	(3)	—
Total deferred tax assets	824	721	500	462	261	200
Total deferred tax liabilities, net	$2,310	$2,188	$1,278	$1,179	$861	$865

Carryforwards - At December 31, 2025, carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2025-2045	$311	$7	$1
Federal tax credits	2034-2045	669	455	199

State Income Tax Apportionment - Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state income tax apportionment. Estimates of state income tax apportionment are supported by historical data and reasonable projections. Alliant Energy currently expects an increase in total state income tax apportionment primarily due to an increase in projected electric utility revenues driven by demand for energy from commercial and industrial customers, including demand from IPL’s and WPL’s executed electric service agreements with customers who expect to build data centers in their service territories. Alliant Energy parent company’s deferred tax assets were remeasured to reflect an increase in estimated total state income tax apportionment, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred tax liabilities on Alliant Energy’s balance sheet in 2025.

Uncertain Tax Positions - At December 31, 2025, 2024 and 2023, there were no uncertain tax positions or penalties accrued related to uncertain tax positions. As of December 31, 2025, no material changes to unrecognized tax benefits are expected during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations in the major jurisdictions for each of Alliant Energy, IPL and WPL are as follows:

Consolidated federal income tax returns (a)	2022	-	2024
Consolidated Iowa income tax returns (b)	2022	-	2024
Wisconsin combined tax returns (c)	2021	-	2024

(a)The 2022 federal tax return is effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for these federal tax returns expires three years from each filing date.
(b)The statute of limitations for these Iowa tax returns expires three years from each filing date.
(c)The statute of limitations for these Wisconsin combined tax returns expires four years from each filing date.

Iowa Tax Reform - Pursuant to Iowa tax reform enacted in 2022, annually, and by each November 1, the Iowa Department of Revenue will establish corporate income tax rates for the next tax year based on net corporate income tax receipts for the prior tax year, and reduce such rates if the minimum receipt threshold is met. These corporate income tax rate reductions are currently expected to occur over a period of several years, with a target corporate income tax rate of 5.5%, compared to the 9.8% Iowa corporate income tax rate in effect at the time the Iowa tax reform was enacted. In 2023, the Iowa Department of Revenue announced an Iowa corporate income tax rate of 7.1% effective January 1, 2024.

Deferred tax assets and liabilities are measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. Given the announcement of the new Iowa corporate income tax rate, Alliant Energy’s and IPL’s deferred tax liabilities were remeasured in 2023 based upon the new rate effective January 1, 2024, which resulted in a $74 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in 2023. In addition, Iowa tax reform made Iowa state income taxes fully deductible for the purpose of determining Iowa state income tax obligations beginning with the 2023 tax year. Alliant Energy reflected the deduction of the additional Iowa state income taxes in its 2023 Iowa state income tax return filed in 2024, which resulted in a $26 million reduction of Alliant Energy’s and IPL’s tax-related regulatory assets and a corresponding decrease in their deferred tax liabilities in 2024. The reductions in tax-related regulatory assets are expected to provide cost benefits to IPL’s customers in the future.

Alliant Energy parent company’s deferred tax assets were remeasured based upon the new rate effective January 1, 2024, and the deduction of Iowa state income taxes included in Alliant Energy’s 2023 Iowa state income tax return filed in 2024, which resulted in charges of $10 million and $11 million recorded to income tax expense in Alliant Energy’s income statements and an increase in deferred income tax liabilities on Alliant Energy’s balance sheets in 2023 and 2024, respectively. Alliant Energy is currently unable to predict with certainty the timing or amount of any future rate reductions.

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

Assumptions - The weighted-average assumptions for defined benefit pension and OPEB plans at the measurement date of December 31 were as follows:

	Defined Benefit Pension Plans									OPEB Plans
Alliant Energy	2025			2024			2023			2025	2024	2023
Discount rate for benefit obligations	5.52%			5.65%			5.36%			5.40%	5.62%	5.40%
Discount rate for net periodic cost	5.65%			5.36%			5.54%			5.62%	5.40%	5.53%
Expected rate of return on plan assets	7.60%			7.73%			7.80%			6.37%	6.22%	6.50%
Interest crediting rate for Alliant Energy Cash Balance Pension Plan	5.60%			6.24%			10.75%			N/A	N/A	N/A
Rate of compensation increase	3.75%	-	4.50%	3.50%	-	4.50%	3.30%	-	4.50%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
IPL	2025	2024	2023	2025	2024	2023
Discount rate for benefit obligations	5.56%	5.66%	5.35%	5.38%	5.61%	5.40%
Discount rate for net periodic cost	5.66%	5.35%	5.55%	5.61%	5.40%	5.53%
Expected rate of return on plan assets	7.60%	7.60%	7.80%	6.70%	6.60%	6.90%
Rate of compensation increase	4.00%	3.75%	3.30%	N/A	N/A	N/A

	Qualified Defined Benefit Pension Plan			OPEB Plans
WPL	2025	2024	2023	2025	2024	2023
Discount rate for benefit obligations	5.56%	5.66%	5.35%	5.38%	5.61%	5.40%
Discount rate for net periodic cost	5.66%	5.35%	5.54%	5.61%	5.40%	5.53%
Expected rate of return on plan assets	7.60%	7.80%	7.80%	5.75%	5.61%	5.65%
Rate of compensation increase	3.75%	3.50%	3.30%	N/A	N/A	N/A

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

Alliant Energy	Defined Benefit Pension Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023
Service cost	$4	$5	$5	$1	$2	$2
Interest cost	46	45	47	8	8	9
Expected return on plan assets (a)	(53)	(55)	(53)	(4)	(5)	(5)
Amortization of prior service credit (b)	—	(1)	(1)	—	—	—
Amortization of actuarial loss (c)	22	24	28	—	—	1
	$19	$18	$26	$5	$5	$7

IPL	Defined Benefit Pension Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023
Service cost	$3	$3	$3	$1	$1	$1
Interest cost	20	20	21	3	3	3
Expected return on plan assets (a)	(25)	(26)	(26)	(4)	(4)	(3)
Amortization of actuarial loss (c)	9	9	11	—	—	1
	$7	$6	$9	$—	$—	$2

WPL	Defined Benefit Pension Plans			OPEB Plans
	2025	2024	2023	2025	2024	2023
Service cost	$1	$2	$2	$1	$1	$1
Interest cost	20	20	20	3	3	3
Expected return on plan assets (a)	(23)	(23)	(22)	(1)	(1)	(1)
Amortization of actuarial loss (c)	11	11	13	—	—	1
	$9	$10	$13	$3	$3	$4

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

Benefit Plan Assets and Obligations - A reconciliation of the funded status of qualified and non-qualified defined benefit pension and OPEB plans to the amounts recognized on the balance sheets at December 31 was as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2025	2024	2025	2024
Change in benefit obligation:
Net benefit obligation at January 1	$841	$876	$148	$160
Service cost	4	5	1	2
Interest cost	46	45	8	8
Plan participants’ contributions	—	—	4	3
Actuarial (gain) loss	17	(19)	6	(7)
Gross benefits paid	(84)	(66)	(21)	(18)
Net benefit obligation at December 31	824	841	146	148
Change in plan assets:
Fair value of plan assets at January 1	715	732	80	83
Actual return on plan assets	93	38	7	5
Employer contributions	23	11	8	7
Plan participants’ contributions	—	—	4	3
Gross benefits paid	(84)	(66)	(21)	(18)
Fair value of plan assets at December 31	747	715	78	80
Under funded status at December 31	($77)	($126)	($68)	($68)

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2025	2024	2025	2024
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$18	$17
Current liabilities	(5)	(3)	(6)	(7)
Pension and other benefit obligations	(72)	(123)	(80)	(78)
Net amounts recognized at December 31	($77)	($126)	($68)	($68)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$267	$312	$7	$4
Prior service credit	(1)	(2)	—	—
	$266	$310	$7	$4

	Defined Benefit Pension Plans		OPEB Plans
IPL	2025	2024	2025	2024
Change in benefit obligation:
Net benefit obligation at January 1	$372	$387	$59	$65
Service cost	3	3	1	1
Interest cost	20	20	3	3
Plan participants’ contributions	—	—	2	1
Actuarial (gain) loss	6	(8)	3	(3)
Gross benefits paid	(38)	(30)	(9)	(8)
Net benefit obligation at December 31	363	372	59	59
Change in plan assets:
Fair value of plan assets at January 1	340	352	59	61
Actual return on plan assets	43	18	6	4
Employer contributions	1	—	2	1
Plan participants’ contributions	—	—	2	1
Gross benefits paid	(38)	(30)	(9)	(8)
Fair value of plan assets at December 31	346	340	60	59
(Under) Over funded status at December 31	($17)	($32)	$1	$—

	Defined Benefit Pension Plans		OPEB Plans
IPL	2025	2024	2025	2024
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$14	$13
Current liabilities	—	(1)	(1)	(1)
Pension and other benefit obligations	(17)	(31)	(12)	(12)
Net amounts recognized at December 31	($17)	($32)	$1	$—
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$105	$126	$7	$7
Prior service credit	—	(1)	—	—
	$105	$125	$7	$7

	Defined Benefit Pension Plans		OPEB Plans
WPL	2025	2024	2025	2024
Change in benefit obligation:
Net benefit obligation at January 1	$365	$381	$56	$61
Service cost	1	2	1	1
Interest cost	20	20	3	3
Plan participants’ contributions	—	—	1	1
Actuarial (gain) loss	9	(8)	2	(3)
Gross benefits paid	(33)	(30)	(8)	(7)
Net benefit obligation at December 31	362	365	55	56
Change in plan assets:
Fair value of plan assets at January 1	303	306	13	14
Actual return on plan assets	41	17	2	—
Employer contributions	16	10	6	5
Plan participants’ contributions	—	—	1	1
Gross benefits paid	(33)	(30)	(8)	(7)
Fair value of plan assets at December 31	327	303	14	13
Under funded status at December 31	($35)	($62)	($41)	($43)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2025	2024	2025	2024
Amounts recognized on the balance sheets consist of:
Non-current assets	$—	$—	$4	$4
Current liabilities	—	—	(5)	(6)
Pension and other benefit obligations	(35)	(62)	(40)	(41)
Net amounts recognized at December 31	($35)	($62)	($41)	($43)
Amounts recognized in Regulatory Assets consist of:
Net actuarial loss	$115	$135	$1	$—

Accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and OPEB plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date are as follows (in millions):

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2025	2024	2025	2024
Accumulated benefit obligations	$805	$824	$146	$148
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	805	824	146	148
Fair value of plan assets	747	715	78	80
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	824	841	N/A	N/A
Fair value of plan assets	747	715	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
IPL	2025	2024	2025	2024
Accumulated benefit obligations	$353	$362	$59	$59
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	353	362	N/A	N/A
Fair value of plan assets	346	340	N/A	N/A
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	363	372	N/A	N/A
Fair value of plan assets	346	340	N/A	N/A

	Defined Benefit Pension Plans		OPEB Plans
WPL	2025	2024	2025	2024
Accumulated benefit obligations	$354	$358	$55	$56
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	354	358	55	56
Fair value of plan assets	327	303	14	13
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	362	365	N/A	N/A
Fair value of plan assets	327	303	N/A	N/A

In addition to the amounts recognized in regulatory assets in the above tables for IPL and WPL, regulatory assets were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2025	2024	2025	2024
Regulatory assets	$23	$25	$21	$22

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and OPEB plans for 2026 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$23	$3	$13
OPEB plans	7	1	5

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2026	2027	2028	2029	2030	2031 - 2035
Defined benefit pension benefits	$75	$75	$75	$74	$69	$320
OPEB	16	15	15	14	14	61
	$91	$90	$90	$88	$83	$381

IPL	2026	2027	2028	2029	2030	2031 - 2035
Defined benefit pension benefits	$34	$33	$33	$32	$32	$143
OPEB	6	6	6	6	6	24
	$40	$39	$39	$38	$38	$167

WPL	2026	2027	2028	2029	2030	2031 - 2035
Defined benefit pension benefits	$32	$31	$31	$31	$30	$142
OPEB	6	6	5	5	5	23
	$38	$37	$36	$36	$35	$165

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

Defined Benefit Pension Plan Assets - Defined benefit pension plan assets have a long-term investment time horizon and are classified into return-seeking and liability-hedging portfolios. The return-seeking portfolio includes: public equities with different market capitalization, investment style and geography; liquid alternative securities, which include hedge fund strategies; and fixed income investments, which include, but are not limited to, high-yield bonds, emerging market debt, bank loans and private credit bonds. The liability-hedging portfolio includes: fixed-income investments including investment grade instruments of government and corporate issuers, as well as private placements and securitized assets; and fixed income derivative contracts for liability and interest rate hedging positions. At December 31, 2025, the current target ranges and actual allocations for the defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Public equity securities	32%	-	44%	40%
Liquid alternative securities	0%	-	11%	5%
Return-seeking fixed income securities	4%	-	16%	7%
Liability-hedging fixed income securities (including cash and equivalents)	41%	-	54%	48%

Other Postretirement Benefits Plan Assets - OPEB plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. For asset pools with a long-term investment time horizon, investments include public equities with different market capitalization, investment style and geography, and fixed income securities including investment grade instruments of government and corporate issuers. At December 31, 2025, the current target ranges and actual allocations for assets with a long-term investment horizon were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	0%	-	5%	3%
Public equity securities	0%	-	40%	26%
Fixed income securities	34%	-	100%	71%

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

At December 31, the fair values of qualified and non-qualified defined benefit pension plan assets were as follows (in millions):

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$71	$—	$71	$—	$49	$—	$49	$—
Assets measured at net asset value	676				667
Due to brokers, net (pending trades with brokers)	—				(1)
Total pension plan assets	$747				$715

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$31	$—	$31	$—	$21	$—	$21	$—
Assets measured at net asset value	315				319
Total pension plan assets	$346				$340

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$32	$—	$32	$—	$22	$—	$22	$—
Assets measured at net asset value	295				281
Total pension plan assets	$327				$303

At December 31, the fair values of OPEB plan assets were as follows (in millions):

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Cash and equivalents	$7	$—	$7	$—	$8	$—	$8	$—
Equity securities	19	19	—	—	20	20	—	—
Fixed income securities	52	52	—	—	52	52	—	—
Total OPEB plan assets	$78	$71	$7	$—	$80	$72	$8	$—

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3	$—	$3	$—	$1	$—	$1	$—
Equity securities	17	17	—	—	18	18	—	—
Fixed income securities	40	40	—	—	40	40	—	—
Total OPEB plan assets	$60	$57	$3	$—	$59	$58	$1	$—

	2025				2024
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Equity securities	$2	$2	—	—	$2	$2	—	—
Fixed income securities	12	12	—	—	11	11	—	—
Total OPEB plan assets	$14	$14	$—	$—	$13	$13	$—	$—

For the various defined benefit pension and OPEB plans, Alliant Energy common stock represented less than 1% of the assets directly held in the plans at December 31, 2025 and 2024, respectively.

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock directly held by participants represented 7% of total assets in the 401(k) savings plans at December 31, 2025 and 2024. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
401(k) costs	$30	$31	$30	$14	$14	$14	$14	$15	$14

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

NOTE 12(b) Equity-based Compensation Plans - In 2020, Alliant Energy’s shareowners approved the 2020 OIP, which permits the grant of shares of Alliant Energy common stock, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to key employees. At December 31, 2025, performance shares and restricted stock units were outstanding under the 2020 OIP, and 7 million shares of Alliant Energy common stock remained available for grants under the 2020 OIP. Alliant Energy satisfies share payouts related to equity awards through the issuance of new shares of its common stock. Nonvested awards generally do not have non-forfeitable rights to dividends or dividend equivalents when dividends are paid to common shareowners. A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Compensation expense	$22	$12	$12	$11	$6	$6	$10	$5	$5
Income tax benefits	3	3	3	2	2	2	1	1	1

As of December 31, 2025, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $14 million, $7 million and $6 million, respectively, which is expected to be recognized over a weighted average period of between one year and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is recorded in “Other operation and maintenance” in the income statements. As of December 31, 2025, 725,647 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

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

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	289,399	$51.31	233,954	$52.60	190,273	$54.13
Granted	105,896	66.52	127,874	46.04	108,712	55.68
Vested	—	—	(47,497)	46.19	(53,431)	64.04
Forfeited	(73,918)	54.14	(24,932)	46.16	(11,600)	53.88
Nonvested awards, December 31	321,377	55.67	289,399	51.31	233,954	52.60

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

	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	289,148	$51.85	234,259	$52.58	198,275	$54.53
Granted	102,240	61.73	129,854	48.69	106,124	52.77
Vested	(63,789)	56.70	(71,441)	48.65	(55,345)	59.40
Forfeited	(14,215)	51.13	(3,524)	48.40	(14,795)	54.53
Nonvested awards, December 31	313,384	54.06	289,148	51.85	234,259	52.58

Performance Shares (Net Income, Environmental and Workforce Composition Metrics) (certain awards formerly granted as Performance Restricted Stock Units) - Payouts of certain performance shares are contingent upon achievement over a three-year period of specific performance criteria, which currently is specified growth of cumulative consolidated net income from continuing operations, as well as environmental and workforce composition metrics. Performance shares grants are to be paid out in shares of Alliant Energy common stock and are accounted for as equity awards. The fair value of each of these performance shares is based on the closing market price of one share of Alliant Energy common stock on the grant date of the award. The actual number of these performance shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares under each award type. If minimum performance targets are not met during the performance period, these performance shares are forfeited. Compensation expense is recorded ratably over the performance period based on a probability assessment of payouts for the awards at each reporting period. A summary of the performance shares activity, with amounts representing the target number of awards, was as follows:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested awards, January 1	330,700	$51.81	257,639	$52.76	199,874	$54.74
Granted	118,883	61.63	146,143	48.55	124,217	52.71
Vested	(68,233)	56.74	(67,852)	48.66	(53,431)	59.36
Forfeited	(16,225)	53.05	(5,230)	48.40	(13,021)	55.47
Nonvested awards, December 31	365,125	54.03	330,700	51.81	257,639	52.76

NOTE 12(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which certain key employees may defer up to 80% of base salary and short-term cash incentive compensation and members of its Board of Directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and Board of Directors members may elect to have their deferrals credited to a company stock account, an interest account, equity accounts or mutual fund accounts based on certain benchmark funds.

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

	2025	2024
Carrying value	$14	$14
Fair market value	24	22

Interest, Equity and Mutual Fund Accounts - Distributions from participants’ interest, equity and mutual fund accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest, equity and mutual fund accounts are recorded in “Pension and other benefit obligations” on the balance sheets. At December 31, 2025 and 2024, the carrying value of Alliant Energy’s deferred compensation obligations for participants’ interest, equity and mutual fund accounts, which approximates fair market value, was $22 million and $23 million, respectively.

NOTE 13. ASSET RETIREMENT OBLIGATIONS
Recognized AROs relate to legal obligations for the removal, closure, dismantlement and management of several assets including, but not limited to, active and inactive ash landfills, ash ponds, wind farms, groundwater, solar facilities, above ground storage tanks and energy storage facilities. Recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. AROs are recorded in “Other current liabilities” and “Other liabilities” on the balance sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Balance, January 1	$663	$246	$350	$148	$313	$98
Revisions in estimated cash flows	(1)	(3)	—	(1)	(1)	(2)
Liabilities settled	(5)	(8)	(2)	(6)	(3)	(2)
Liabilities incurred (a)	16	409	3	201	13	208
Accretion expense	31	19	16	8	15	11
Balance, December 31	$704	$663	$367	$350	$337	$313

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

Notional Amounts - As of December 31, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Gallons	Years
2025
Alliant Energy	1,682	2026	11,332	2026	140,731	2026-2032	—	N/A
IPL	634	2026	4,482	2026	60,773	2026-2030	—	N/A
WPL	1,048	2026	6,850	2026	79,958	2026-2032	—	N/A
2024
Alliant Energy	1,422	2025-2026	10,232	2025	147,894	2025-2032	2,520	2025
IPL	383	2025-2026	3,551	2025	61,489	2025-2030	—	N/A
WPL	1,039	2025-2026	6,681	2025	86,405	2025-2032	2,520	2025

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheet as assets or liabilities. At December 31, based on the maturities of the underlying contracts, the fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2025	2024	2025	2024	2025	2024
Current derivative assets	$49	$41	$33	$29	$16	$12
Non-current derivative assets	20	34	11	19	9	15
Current derivative liabilities	25	26	9	11	16	15
Non-current derivative liabilities	26	32	2	2	24	30

Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At December 31, 2025 and 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
2025
Derivative assets	$69	$59	$44	$40	$25	$19
Derivative liabilities	51	41	11	7	40	34
2024
Derivative assets	75	64	48	43	27	21
Derivative liabilities	58	47	13	8	45	39

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

Interest Rate Derivative - In January 2023, AEF entered into a $300 million interest rate swap maturing in January 2026 to mitigate interest rate risk. Under the terms of the swap, AEF exchanged a variable interest rate for a fixed interest rate of 3.93% on a portion of its variable-rate term loan borrowings. In 2025, 2024 and 2023, $1 million, $4 million and $3 million, respectively, of reductions to interest expense were recorded in Alliant Energy’s income statements related to the interest rate swap.

In October 2025, AEC entered into a $300 million forward starting interest rate swap maturing in March 2028 to mitigate forecasted interest rate risk. Under the terms of the swap, AEC exchanged a variable interest rate for a fixed interest rate of 3.10% on a portion of its forecasted variable-rate term loan borrowings expected to be issued in 2026. The related interest rate derivative was valued based on quoted prices that utilize current market interest rate forecasts. As of December 31, 2025, $1 million of non-current interest rate derivative assets was recorded in “Deferred charges and other” on Alliant Energy’s balance sheet. This interest rate derivative was designated as a cash flow hedge, with changes in fair value recorded as other comprehensive income. As of December 31, 2025, accumulated other comprehensive income included $1 million of income related to the interest rate swap. In 2025, there were no increases or reductions to interest expense recorded in Alliant Energy’s income statement related to the interest rate swap.

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

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments at December 31 were as follows (in millions):

Alliant Energy	2025					2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$411	$411	$—	$—	$411	$52	$52	$—	$—	$52
Commodity derivatives	69	—	36	33	69	75	—	48	27	75
Interest rate derivatives	1	—	1	—	1	1	—	1	—	1
Deferred proceeds	126	—	—	126	126	163	—	—	163	163
Liabilities:
Commodity derivatives	51	—	50	1	51	58	—	56	2	58
Long-term debt (incl. current maturities)	12,028	—	11,748	—	11,748	9,848	—	9,577	—	9,577

IPL	2025					2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$9	$9	$—	$—	$9
Commodity derivatives	44	—	18	26	44	48	—	26	22	48
Deferred proceeds	126	—	—	126	126	163	—	—	163	163
Liabilities:
Commodity derivatives	11	—	10	1	11	13	—	11	2	13
Long-term debt (incl. current maturities)	4,680	—	4,445	—	4,445	4,090	—	3,736	—	3,736

WPL	2025					2024
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$25	$25	$—	$—	$25	$43	$43	$—	$—	$43
Commodity derivatives	25	—	18	7	25	27	—	22	5	27
Liabilities:
Commodity derivatives	40	—	40	—	40	45	—	45	—	45
Long-term debt	3,669	—	3,575	—	3,575	3,370	—	3,170	—	3,170

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2025	2024	2025	2024
Beginning balance, January 1	$25	$24	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	11	(3)	—	—
Purchases	50	59	—	—
Sales	(3)	(3)	—	—
Settlements (a)	(51)	(52)	(37)	(53)
Ending balance, December 31	$32	$25	$126	$163
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$11	($3)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2025	2024	2025	2024
Beginning balance, January 1	$20	$19	$163	$216
Total net gains (losses) included in changes in net assets (realized/unrealized)	5	(4)	—	—
Purchases	40	45	—	—
Sales	(2)	(2)	—	—
Settlements (a)	(38)	(38)	(37)	(53)
Ending balance, December 31	$25	$20	$126	$163
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31	$5	($4)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2025	2024
Beginning balance, January 1	$5	$5
Total net gains included in changes in net assets (realized/unrealized)	6	1
Purchases	10	14
Sales	(1)	(1)
Settlements	(13)	(14)
Ending balance, December 31	$7	$5
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at December 31	$6	$1

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets at December 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
2025	$3	$29	$3	$22	$—	$7
2024	—	25	—	20	—	5

NOTE 16. COMMITMENTS AND CONTINGENCIES
NOTE 16(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of energy storage, improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility, and repowering projects at WPL’s Bent Tree Energy Facility. At December 31, 2025, Alliant Energy’s, IPL’s, and WPL’s minimum future commitments in 2026 for these projects were $459 million, $302 million, and $155 million, respectively.

NOTE 16(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At December 31, 2025, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but require payment when electricity is generated by the provider and amounts for future commitments to deliver power to electric customers that do not have current minimum thresholds but will be billed for requirements when power is provided, were as follows (in millions):

Alliant Energy	2026	2027	2028	2029	2030	Thereafter	Total
Natural gas	$271	$191	$163	$145	$103	$245	$1,118
Coal	76	42	28	—	—	—	146
Other (a)	57	16	8	4	3	17	105
	$404	$249	$199	$149	$106	$262	$1,369

IPL	2026	2027	2028	2029	2030	Thereafter	Total
Natural gas	$149	$105	$85	$70	$31	$52	$492
Coal	34	14	10	—	—	—	58
Other (a)	24	2	2	2	2	16	48
	$207	$121	$97	$72	$33	$68	$598

WPL	2026	2027	2028	2029	2030	Thereafter	Total
Natural gas	$122	$86	$78	$75	$72	$193	$626
Coal	42	28	18	—	—	—	88
Other (a)	25	1	—	—	—	—	26
	$189	$115	$96	$75	$72	$193	$740

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2025.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of December 31, 2025, the currently known partnership obligations for the abandonment obligations are estimated at $92 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of December 31, 2025 and 2024.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third-party under a long-term PPA. Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $35 million as of December 31, 2025 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of December 31, 2025 and 2024.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of December 31, 2025, IPL and WPL provided indemnifications associated with $333 million and $266 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of December 31, 2025, IPL’s and WPL’s related guarantees were approximately $130 million and $55 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of December 31, 2025.

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

Manufactured Gas Plant Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At December 31, 2025, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$7	-	$29	$5	-	$18	$2	-	$11
Current and non-current environmental liabilities	$12			$8			$4

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed all of the requirements under the Consent Decree. Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to compliance with the terms of the Consent Decree from IPL’s electric customers.

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

NOTE 16(f) Credit Risk - IPL provides retail electric and gas services in Iowa and wholesale electric service in Illinois and Iowa. WPL provides retail electric and gas services and wholesale electric service in Wisconsin. The geographic concentration of IPL’s and WPL’s customers did not contribute significantly to overall credit risk exposure. In addition, as a result of a large customer base, IPL and WPL did not have any significant credit risk concentration for receivables arising from the sale of electricity or gas services.

Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations, including reimbursement of generation and transmission costs from large load growth customers, or the potential non-performance of counterparties to deliver contracted commodities and other goods or services at the contracted price. Credit policies are maintained to mitigate credit risk. These credit policies include evaluation of the financial condition of certain counterparties, use of credit risk-related contingent provisions in certain agreements that require credit support from counterparties not meeting specific criteria, different counterparties to reduce concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with certain counterparties. Based on these credit policies and different counterparties, as well as utility cost recovery mechanisms, it is unlikely that counterparty non-performance would have a material effect on financial condition or results of operations. However, there is no assurance that these items will protect against all losses from counterparty non-performance.

Refer to Notes 5(a) and 14 for details of allowances for expected credit losses and credit risk-related contingent features, respectively.

NOTE 16(g) Collective Bargaining Agreements - At December 31, 2025, employees covered by collective bargaining agreements represented 58%, 74% and 86% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2026, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 29% and 86% of total employees of Alliant Energy and WPL, respectively.

NOTE 17. SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s two reportable segments as of December 31, 2025 are:
•IPL - is a utility primarily serving electric and natural gas customers in Iowa, and is its own reportable segment as shown in the tables below.
•WPL - is a utility serving electric and natural gas customers in Wisconsin, and is its own reportable segment as shown in the tables below.

Other, which is not a reportable segment of Alliant Energy, includes the operations of AEF and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. AEF is comprised of Alliant Energy’s interest in ATC Holdings, Travero, a non-utility wind farm, corporate venture investments, the Sheboygan Falls Energy Facility and other non-utility holdings. The “Other” columns are included in the tables below to reconcile to consolidated amounts. Prior to December 31, 2024, reportable segments for Alliant Energy’s, IPL’s, and WPL’s utility business were electric operations, gas operations, and other. In the fourth quarter of 2024, Alliant Energy, IPL and WPL adopted the FASB’s accounting standard for improvements to reportable segment disclosures. Previously reported information for prior periods has been recast to conform with the current period presentation.

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

	Utility
			Total		Alliant
			Reportable		Energy
2025	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,896	$1,801	$3,697	N/A	$3,697
Gas utility revenues	265	260	525	N/A	525
Other revenues	47	4	51	$89	140
Total revenues	2,208	2,065	4,273	89	4,362
Electric production fuel and purchased power expense	283	459	742	N/A	742
Electric transmission service expense	422	203	625	N/A	625
Cost of gas sold expense	130	133	263	N/A	263
Other operation and maintenance expense (a)	373	306	679	61	740
Other segment items:
Depreciation and amortization expense	463	370	833	13	846
Interest expense	211	173	384	128	512
Equity income from unconsolidated investments, net	—	(2)	(2)	(58)	(60)
Income tax benefit	(127)	(14)	(141)	(8)	(149)
Other (b)	(4)	36	32	1	33
Net income (loss)	457	401	858	(48)	810
Total assets	12,495	10,655	23,150	1,841	24,991
Investments in equity method subsidiaries	5	19	24	650	674
Construction and acquisition expenditures	1,473	804	2,277	206	2,483

	Utility
			Total		Alliant
			Reportable		Energy
2024	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,747	$1,625	$3,372	N/A	$3,372
Gas utility revenues	250	215	465	N/A	465
Other revenues	49	5	54	$90	144
Total revenues	2,046	1,845	3,891	90	3,981
Electric production fuel and purchased power expense	269	359	628	N/A	628
Electric transmission service expense	417	196	613	N/A	613
Cost of gas sold expense	123	101	224	N/A	224
Asset valuation charge for IPL’s Lansing Generating Station	60	—	60	N/A	60
Other operation and maintenance expense	358	279	637	39	676
Other segment items:
Depreciation and amortization expense	404	357	761	11	772
Interest expense	177	165	342	107	449
Equity income from unconsolidated investments, net	—	(2)	(2)	(59)	(61)
Income tax expense (benefit)	(129)	11	(118)	4	(114)
Other (b)	5	34	39	5	44
Net income (loss)	362	345	707	(17)	690
Total assets	11,407	10,106	21,513	1,201	22,714
Investments in equity method subsidiaries	5	17	22	601	623
Construction and acquisition expenditures	1,224	828	2,052	197	2,249

	Utility
			Total		Alliant
			Reportable		Energy
2023 (amounts may not foot due to rounding)	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,761	$1,584	$3,345	N/A	$3,345
Gas utility revenues	300	240	540	N/A	540
Other revenues	49	3	52	$90	142
Total revenues	2,110	1,827	3,937	90	4,027
Electric production fuel and purchased power expense	282	455	737	N/A	736
Electric transmission service expense	420	163	583	N/A	583
Cost of gas sold expense	166	134	300	N/A	299
Other operation and maintenance expense	353	271	624	51	675
Other segment items:
Depreciation and amortization expense	388	280	668	8	676
Interest expense	155	149	304	90	394
Equity income from unconsolidated investments, net	—	(3)	(3)	(58)	(61)
Income tax expense (benefit)	(58)	60	2	2	4
Other (b)	38	(27)	11	5	18
Net income (loss)	366	345	711	(8)	703
Total assets	10,489	9,634	20,123	1,114	21,237
Investments in equity method subsidiaries	5	16	21	564	585
Construction and acquisition expenditures	712	1,019	1,731	123	1,854

(a)Alliant Energy’s non-utility holdings include Travero’s wind turbine blade recycling services, which commenced commercial operations in 2024, and whose assets are primarily included in “Property, plant and equipment, net” on Alliant Energy’s balance sheets. Alliant Energy suspended production of Travero’s wind turbine blade recycling services in November 2025 based on a review of strategic options, and as a result, a pre-tax non-cash asset valuation charge of $16 million was recorded to “Other operation and maintenance” in Alliant Energy’s income statement in 2025.
(b)Other segment items for each reportable segment include AFUDC, taxes other than income taxes, interest income, and other miscellaneous income and deductions.

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

	IPL			WPL
	2025	2024	2023	2025	2024	2023
Corporate Services billings	$194	$183	$181	$189	$171	$163
Sales credited	27	—	11	131	84	55
Purchases billed	416	430	431	75	54	35

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2025	2024
IPL	$135	$135
WPL	84	64

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2025	2024	2023
ATC billings to WPL	$162	$152	$159
WPL billings to ATC	27	16	20

As of December 31, 2025 and 2024, WPL owed ATC net amounts of $10 million and $10 million, respectively.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 9 for discussion of WPL’s Sheboygan Falls Energy Facility lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2025 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended December 31, 2025.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

Alliant Energy’s, IPL’s and WPL’s management assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these assessments, Alliant Energy’s, IPL’s and WPL’s management concluded that, as of December 31, 2025, their respective internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of Alliant Energy Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s 2025 financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 relating to directors and nominees for election of directors at the 2026 Annual Meeting of Shareowners, the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, insider trading policies and procedures, and Alliant Energy’s Code of Conduct is incorporated herein by reference to the relevant information in the 2026 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year. Information regarding executive officers of Alliant Energy may be found in Part I of this report under the caption “Information About Executive Officers.”

IPL and WPL are omitted pursuant to Instruction I(2)(c).

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 for Alliant Energy is incorporated herein by reference to the relevant information in the 2026 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL and WPL are omitted pursuant to Instruction I(2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Alliant Energy’s equity compensation plans as of December 31, 2025 was as follows:

	(A)	(B)	(C)
	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	1,686,388 (a)	N/A (b)	6,785,563 (c)
Equity compensation plans not approved by shareowners (d)	N/A	N/A	N/A (e)
	1,686,388	N/A	6,785,563

(a)Represents performance shares and restricted stock units granted under the 2020 OIP, all of which are paid out in shares of Alliant Energy’s common stock. The performance share awards reflect an assumed payout at the maximum performance multiplier of 200%. The restricted stock units vest at the expiration of a three-year time-vesting period.
(b)No cash consideration is received when shares are distributed for earned performance shares and restricted stock units. Accordingly, there is no weighted-average exercise price.
(c)All of the available shares under the 2020 OIP may be issued as awards in the form of shares of Alliant Energy’s common stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based or cash-based awards. As of December 31, 2025, there were performance shares and restricted stock units outstanding under the 2020 OIP, the only plan under which such equity awards are currently granted.
(d)As of December 31, 2025, there were 367,338 shares of Alliant Energy’s common stock held under the DCP, which is described in Note 12(c).
(e)There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 for Alliant Energy is incorporated herein by reference to the relevant information in the 2026 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL and WPL are omitted pursuant to Instruction I(2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for Alliant Energy is incorporated herein by reference to the relevant information in the 2026 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL and WPL are omitted pursuant to Instruction I(2)(c).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information in the 2026 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	IPL				WPL
	2025		2024		2025		2024
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,479	96%	$1,412	96%	$1,294	90%	$1,242	92%
Audit-related fees	61	4%	59	4%	137	10%	103	8%
Tax fees	4	—%	3	—%	4	—%	3	—%
All other fees	2	—%	3	—%	2	—%	2	—%
	$1,546	100%	$1,477	100%	$1,437	100%	$1,350	100%

IPL’s and WPL’s audit fees for 2025 and 2024 consisted of the respective fees billed for the audits of the financial statements of IPL and its subsidiaries and WPL and its subsidiaries, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2025 and 2024 audits of Alliant Energy’s financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2025 and 2024 consisted of the fees billed for services rendered related to employee benefits plan audits, other attest services and WPL’s audit-related fees for 2025 also included an audit of expenditures of federal awards for the Department of Energy. IPL’s and WPL’s tax fees for 2025 and 2024 consisted of the fees billed for professional services rendered for tax compliance. All other fees for 2025 and 2024 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data for Alliant Energy’s, IPL’s and WPL’s financial statements and Reports of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID No. 34).

(2)Financial Statement Schedules -

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2025	2024	2023
	(in millions)
Operating expenses	$4	$3	$3
Operating loss	(4)	(3)	(3)
Other (income) and deductions:
Equity earnings from consolidated subsidiaries	(863)	(734)	(742)
Interest expense	57	40	34
Other	(3)	5	4
Total other (income) and deductions	(809)	(689)	(704)
Income before income taxes	805	686	701
Income tax benefit	(6)	(3)	(5)
Net income	$811	$689	$706
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	December 31,
CONDENSED BALANCE SHEETS	2025	2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$512	$—
Notes receivable from affiliated companies	114	103
Income tax refunds receivable	12	12
Other	6	2
Total current assets	644	117
Investments:
Investments in consolidated subsidiaries	9,784	9,123
Other	1	1
Total investments	9,785	9,124
Other assets	102	84
Total assets	$10,531	$9,325

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$574	$571
Commercial paper	—	325
Notes payable to affiliated companies	1,300	1,401
Other	21	10
Total current liabilities	1,895	2,307
Long-term debt, net (excluding current portion)	1,286	—
Other liabilities	4	3
Common equity:
Common stock and additional paid-in capital	3,104	3,063
Retained earnings	4,255	3,965
Accumulated other comprehensive income	1	1
Shares in deferred compensation trust	(14)	(14)
Total common equity	7,346	7,015
Total liabilities and equity	$10,531	$9,325
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2025	2024	2023
	(in millions)
Net cash flows from operating activities	$529	$355	$445
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(365)	(380)	(325)
Net change in notes receivable from and payable to affiliates	(113)	326	(281)
Net cash flows used for investing activities	(478)	(54)	(606)
Cash flows from (used for) financing activities:
Common stock dividends	(521)	(492)	(456)
Proceeds from issuance of common stock, net	23	23	246
Proceeds from issuance of long-term debt	1,286	—	565
Net change in commercial paper	(325)	168	(195)
Other	(2)	—	1
Net cash flows from (used for) financing activities	461	(301)	161
Net increase (decrease) in cash, cash equivalents and restricted cash	512	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$512	$—	$—
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($45)	($40)	($27)
Income taxes, net:
Federal	$4	$11	$8
State - Iowa	—	(15)	(13)
State - Wisconsin	—	12	27
Total income taxes, net	$4	$8	$22
Refer to accompanying Notes to Condensed Financial Statements.

ALLIANT ENERGY CORPORATION (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the combined 2025 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

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

3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, filed May 13, 2013 (File No. 0-337))
3.4	Amended and Restated Bylaws of WPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.3 to WPL’s Form 8-K, filed October 29, 2020 (File No. 0-337))

Exhibit Number	Description
3.5	Amended and Restated Articles of Incorporation of IPL, effective December 20, 2021 (incorporated by reference to Exhibit 3.1 to IPL’s Form 8-K, filed December 21, 2021 (File No. 1-4117))
3.6	Amended and Restated Bylaws of IPL, effective October 27, 2020 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, filed October 29, 2020 (File No. 1-4117))
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
Second Amendment to Amended and Restated Five-Year Master Credit Agreement, effective December 18, 2024, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K filed December 18, 2024 (File No. 1-9894))

4.1c
Extension and Third Amendment to Amended and Restated Five-Year Master Credit Agreement, effective December 18, 2025, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein

4.2
Indenture, dated as of March 2, 2023, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed March 3, 2023 (File No. 1-9894))

4.3
Indenture, dated as of May 15, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed May 15, 2025 (File No. 1-9894))

4.4
Indenture, dated as of September 26, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed September 26, 2025 (File No. 1-9894))

4.4a
First Supplemental Indenture, dated as of September 26, 2025, between Alliant Energy and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.750% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, filed September 26, 2025 (File No. 1-9894))

4.5
Indenture, dated as of June 12, 2018, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 12, 2018 (File No. 1-9894))

4.6
Indenture, dated as of November 20, 2020, among AEF, Alliant Energy as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed November 23, 2020 (File No. 1-9894)

4.7
Indenture, dated as of February 28, 2022, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed March 1, 2022 (File No. 1-9894))

4.8
Indenture, dated as of November 10, 2023, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, filed November 13, 2023 (File No. 1-9894))

4.9
Indenture, dated as of June 6, 2024, among AEF, Alliant Energy, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, filed June 6, 2024 (File No. 1-9894))

4.10
Indenture, dated as of June 20, 1997, between WPL and U.S. Bank Trust Company, N. A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.10a
First Supplemental Indenture, dated September 16, 2021, among WPL, Wells Fargo Bank, National Association, as Original Trustee, and U.S. Bank National Association, as Series Trustee (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed September 16, 2021 (File No. 0-337))

4.11	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 2, 2004 (File No. 0-337))
4.12
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 9, 2007 (File No. 0-337))

4.13
Officers’ Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, filed October 2, 2008 (File No. 0-337))

4.14
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

4.15
Officers’ Certificate, dated as of October 10, 2017, creating WPL’s 3.05% Debentures due October 15, 2027 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 10, 2017 (File No. 0-337))

4.16	Officers’ Certificate, dated as of June 24, 2019, creating WPL’s 3.00% Debentures due July 1, 2029 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed June 24, 2019 (File No. 0-337))
4.17	Officers’ Certificate, dated as of April 2, 2020, creating WPL’s 3.65% Debentures due April 1, 2050 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed April 2, 2020 (File No. 0-337))
4.18
Officers’ Certificate, dated as of August 15, 2022, creating WPL’s 3.950% Debentures due September 1, 2032 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed August 15, 2022 (File No. 0-337))

4.19
Officers’ Certificate, dated as of March 30, 2023, creating WPL's 4.950% Debentures due April 1, 2033 (incorporated by reference to Exhibit 4.1 to WPL's Form 8-K, filed March 30, 2023 (File No. 0-337))

4.20	Officers’ Certificate, dated as of March 7, 2024, creating WPL’s 5.375% Debentures due March 30, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed March 7, 2024 (File No. 0-337))

Exhibit Number	Description
4.21	Officers’ Certificate, dated December 5, 2025, creating WPL’s 5.700% Debentures due 2055 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed December 5, 2025 (File No. 0-337))
4.22
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.23
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 15, 2003 (File No. 1-4117))

4.24	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 5, 2004 (File No. 1-4117))
4.24a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed August 5, 2004 (File No. 1-4117))

4.25
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed July 8, 2009 (File No. 1-4117))

4.26
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed October 8, 2013 (File No. 1-4117))

4.27
Officer’s Certificate, dated as of September 15, 2016, creating IPL’s 3.70% Senior Debentures due September 15, 2046 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 15, 2016 (File No. 1-4117))

4.28
Officer’s Certificate, dated as of September 26, 2018, creating IPL’s 4.10% Senior Debentures due September 26, 2028 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2018 (File No. 1-4117))

4.29
Officer’s Certificate, dated as of April 1, 2019, creating IPL’s 3.60% Senior Debentures due April 1, 2029 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed April 1, 2019 (File No. 1-4117))

4.30
Officer’s Certificate, dated as of September 26, 2019, creating IPL’s 3.50% Senior Debentures due September 30, 2049 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 26, 2019 (File No. 1-4117))

4.31
Officer’s Certificate, dated as of June 2, 2020, creating IPL’s 2.3% Senior Debentures due June 1, 2030 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed June 2, 2020 (File No. 1-4117))

4.32
Officer’s Certificate, dated as of November 19, 2021, creating IPL’s 3.1% Senior Debentures due November 30, 2051 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed November 19, 2021 (File No. 1-4117))

4.33
Officer’s Certificate, dated as of September 21, 2023, creating IPL’s 5.70% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 21, 2023 (File No. 1-4117))

4.34
Officer’s Certificate, dated as of September 6, 2024, creating IPL’s 4.950% Senior Debentures due September 30, 2034 and IPL’s 5.450% Senior Debentures due September 30, 2054 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 6, 2024 (File No. 1-4117))

4.35
Officer’s Certificate, dated as of May 19, 2025, creating IPL’s 5.600% Senior Debentures due June 29, 2035 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed May 19, 2025 (File No. 1-4117))

4.36
Officer’s Certificate, dated as of September 11, 2025, creating IPL’s 5.600% Senior Debentures due October 1, 2055 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, filed September 11, 2025 (File No. 1-4117))

4.37	Description of Common Stock of Alliant Energy (incorporated by reference to Exhibit 4.32 to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
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

10.2e#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2024 (incorporated by reference to Exhibit 10.2h to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
10.2f#	Form of Performance Share Agreement pursuant to the 2020 OIP, amended in 2025 (incorporated by reference to Exhibit 10.2f to Alliant Energy's Form 10-K for the year 2024 (File No. 1-9894))
10.2g#	Form of Restricted Stock Unit Agreement pursuant to the 2020 OIP, amended in 2025 (incorporated by reference to Exhibit 10.2g to Alliant Energy's Form 10-K for the year 2024 (File No. 1-9894))
10.3#	DCP, as amended and restated effective November 1, 2024 (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-K for the year 2024 (File No. 1-9894))
10.4#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))
10.4a#	Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))

Exhibit Number	Description
10.4b#	Second Amendment to the Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-9894))
10.5#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))
10.5a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, filed December 5, 2011 (File No. 1-9894))
10.6#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and L.M. Barton (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.7#
Form of KEESA, by and between Alliant Energy and each of R.J. Durian, D.A. de Leon, M.N. Farlinger, R. Sundararajan, A.P. Smyth and R.C. Valcq (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, filed October 28, 2021 (File No. 1-9894))

10.8#
Executive Officer Severance Benefit Plan, as amended and restated, effective October 29, 2018 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-9894))

10.9#	Terms of Alliant Energy Executive Short-term Incentive Plan (incorporated by reference to Exhibit 10.11 to Alliant Energy's Form 10-K for the year 2024 (File No. 1-9894))
10.10#	Form of Sign-On Bonus Reimbursement Agreement (incorporated by reference to Exhibit 10.14 to Alliant Energy’s Form 10-K for the year 2022 (File No. 1-9894))
10.11#	Form of Relocation Reimbursement Agreement (incorporated by reference to Exhibit 10.13 to Alliant Energy’s Form 10-K for the year 2023 (File No. 1-9894))
10.12#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2026
19	Alliant Energy Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to Alliant Energy’s Form 10-K for the year 2024 (File No. 1-9894))
21.1	Subsidiaries of Alliant Energy
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
97	Alliant Energy Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Alliant Energy’s Form 10-K for the year ended 2023 (File No. 1-9894))
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# A management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 20th day of February 2026.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton	By: /s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President and Chief Executive Officer	Chief Executive Officer	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 20th day of February 2026.

ALLIANT ENERGY	INTERSTATE POWER	WISCONSIN POWER
CORPORATION	AND LIGHT COMPANY	AND LIGHT COMPANY
/s/ Lisa M. Barton	/s/ Lisa M. Barton	/s/ Lisa M. Barton
Lisa M. Barton	Lisa M. Barton	Lisa M. Barton
President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Durian	/s/ Robert J. Durian	/s/ Robert J. Durian
Robert J. Durian	Robert J. Durian	Robert J. Durian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dylan M. Syse	/s/ Dylan M. Syse	/s/ Dylan M. Syse
Dylan M. Syse	Dylan M. Syse	Dylan M. Syse
Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Patrick E. Allen	/s/ Patrick E. Allen	/s/ Patrick E. Allen
Patrick E. Allen, Board Chair and Director	Patrick E. Allen, Board Chair and Director	Patrick E. Allen, Board Chair and Director

/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina	/s/ Ignacio A. Cortina
Ignacio A. Cortina, Director	Ignacio A. Cortina, Director	Ignacio A. Cortina, Director

/s/ Stephanie L. Cox	/s/ Stephanie L. Cox	/s/ Stephanie L. Cox
Stephanie L. Cox, Director	Stephanie L. Cox, Director	Stephanie L. Cox, Director

/s/ N. Joy Falotico	/s/ N. Joy Falotico	/s/ N. Joy Falotico
N. Joy Falotico, Director	N. Joy Falotico, Director	N. Joy Falotico, Director

/s/ Michael D. Garcia	/s/ Michael D. Garcia	/s/ Michael D. Garcia
Michael D. Garcia, Director	Michael D. Garcia, Director	Michael D. Garcia, Director

/s/ Roger K. Newport	/s/ Roger K. Newport	/s/ Roger K. Newport
Roger K. Newport, Director	Roger K. Newport, Director	Roger K. Newport, Director

/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole	/s/ Thomas F. O’Toole
Thomas F. O’Toole, Director	Thomas F. O’Toole, Director	Thomas F. O’Toole, Director

/s/ Christie Raymond	/s/ Christie Raymond	/s/ Christie Raymond
Christie Raymond, Director	Christie Raymond, Director	Christie Raymond, Director

/s/ Carol P. Sanders	/s/ Carol P. Sanders	/s/ Carol P. Sanders
Carol P. Sanders, Director	Carol P. Sanders, Director	Carol P. Sanders, Director

