Form 10-Q
period 2026-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2026-05-01
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of March 31, 2026:
Alliant Energy Corporation, Common Stock, $0.01 par value, 258,277,037 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this report are defined below:

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2025 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2025	IPL	Interstate Power and Light Company
AEF	Alliant Energy Finance, LLC	IUC	Iowa Utilities Commission
Alliant Energy	Alliant Energy Corporation	MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ATC	American Transmission Company LLC	MISO	Midcontinent Independent System Operator, Inc.
ATC Holdings	Interest in American Transmission Company LLC and ATC Holdco LLC	MW	Megawatt
Corporate Services	Alliant Energy Corporate Services, Inc.	MWh	Megawatt-hour
Dth	Dekatherm	N/A	Not applicable
EPA	U.S. Environmental Protection Agency	Note(s)	Combined Notes to Condensed Consolidated Financial Statements
EPS	Earnings per weighted average common share	PSCW	Public Service Commission of Wisconsin
Financial Statements	Condensed Consolidated Financial Statements	SEC	Securities and Exchange Commission
FTR	Financial transmission right	U.S.	United States of America
GAAP	U.S. generally accepted accounting principles	WPL	Wisconsin Power and Light Company

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
•the ability to complete construction of generation and energy storage projects by planned in-service dates, with the expected earnings contributions and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, including previously exempted tariffs related to solar project materials and equipment from certain countries, duties or other assessments, including antidumping or countervailing duties, inflation, labor issues or supply shortages, supply chain disruptions which may result from geopolitical issues, contractor performance, the ability to successfully resolve warranty issues or contract disputes, the ability to obtain adequate generator interconnection agreements to connect the new projects to MISO in a timely manner, the ability to obtain siting and environmental permits from local and state agencies and the ability of ITC Midwest LLC (ITC) and ATC to complete transmission upgrades in a timely manner;
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
•the impact of large load growth customers altering, delaying or cancelling planned facilities, including any resulting impacts of overbuilt or under-utilized transmission capacity or generation and energy storage assets;
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
•federal and state regulatory or governmental actions, including the impact of legislation, Treasury regulations, executive orders, interpretations and guidance, and changes in public policy, including changes impacting renewable tax credits, including any repeal, modification, or reduced funding of the Inflation Reduction Act and the One Big Beautiful Bill Act, and siting generation and energy storage projects;
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
•changes to MISO’s interconnection or resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new and existing generating and energy storage facilities may be accredited with energy capacity, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s process or to procure capacity in the market whereby such costs might not be recovered in rates;
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
•the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and
•other factors listed in MDA and Risk Factors in Item 1A in the 2025 Form 10-K.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Revenues:
Electric utility	$888	$853
Gas utility	271	240
Other utility	2	13
Non-utility	23	22
Total revenues	1,184	1,128
Operating expenses:
Electric production fuel and purchased power	168	175
Electric transmission service	159	158
Cost of gas sold	173	137
Other operation and maintenance	180	160
Depreciation and amortization	223	211
Taxes other than income taxes	32	30
Total operating expenses	935	871
Operating income	249	257
Other (income) and deductions:
Interest expense	142	119
Equity income from unconsolidated investments, net	(22)	(13)
Allowance for funds used during construction	(30)	(18)
Other	(4)	3
Total other (income) and deductions	86	91
Income before income taxes	163	166
Income tax benefit	(61)	(47)
Net income attributable to Alliant Energy common shareowners	$224	$213
Weighted average number of common shares outstanding:
Basic	257.4	256.8
Diluted	258.8	257.2
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted)	$0.87	$0.83

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$115	$556
Accounts receivable, less allowance for expected credit losses	497	476
Production fuel, at weighted average cost	55	46
Gas stored underground, at weighted average cost	19	49
Materials and supplies, at weighted average cost	200	193
Regulatory assets	165	155
Other	173	222
Total current assets	1,224	1,697
Property, plant and equipment, net	20,589	20,344
Investments:
ATC Holdings	487	463
Other	237	231
Total investments	724	694
Other assets:
Regulatory assets	2,140	2,119
Deferred charges and other	136	137
Total other assets	2,276	2,256
Total assets	$24,813	$24,991

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,074
Commercial paper	433	88
Other short-term borrowings	400	—
Accounts payable	459	498
Accrued interest	141	124
Regulatory liabilities	104	88
Other	241	251
Total current liabilities	1,778	2,123
Long-term debt, net (excluding current portion)	11,007	10,954
Other liabilities:
Deferred tax liabilities	2,359	2,310
Regulatory liabilities	1,086	1,113
Pension and other benefit obligations	163	173
Other	998	984
Total other liabilities	4,606	4,580
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 258,277,037 and 257,137,261 shares outstanding	3	3
Additional paid-in capital	3,101	3,101
Retained earnings	4,330	4,243
Accumulated other comprehensive income	2	1
Shares in deferred compensation trust - 343,622 and 367,338 shares at a weighted average cost of $39.73 and $39.05 per share	(14)	(14)
Total Alliant Energy Corporation common equity	7,422	7,334
Total liabilities and equity	$24,813	$24,991

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$224	$213
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	223	211
Deferred tax benefit and tax credits	(57)	(51)
Other	(15)	1
Other changes in assets and liabilities:
Accounts receivable	(71)	(128)
Gas stored underground	30	39
Regulatory assets	(35)	(12)
Accounts payable	(59)	(45)
Regulatory liabilities	15	53
Deferred income taxes (a)	77	(2)
Other	36	(30)
Net cash flows from operating activities	368	249
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(342)	(554)
Other	(72)	(28)
Cash receipts on sold receivables	25	192
Other	(4)	(14)
Net cash flows used for investing activities	(393)	(404)
Cash flows from (used for) financing activities:
Common stock dividends	(137)	(130)
Proceeds from issuance of other short-term borrowings	400	—
Payments to retire long-term debt	(1,075)	—
Net change in commercial paper	395	220
Other	1	9
Net cash flows from (used for) financing activities	(416)	99
Net decrease in cash, cash equivalents and restricted cash	(441)	(56)
Cash, cash equivalents and restricted cash at beginning of period	556	81
Cash, cash equivalents and restricted cash at end of period	$115	$25
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($126)	($139)
Income taxes, net (a)	$90	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$207	$144
Beneficial interest obtained in exchange for securitized accounts receivable	$208	$86

(a)2026 includes $90 million of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions)
Revenues:
Electric utility	$437	$430
Gas utility	122	118
Steam and other	2	12
Total revenues	561	560
Operating expenses:
Electric production fuel and purchased power	64	67
Electric transmission service	104	108
Cost of gas sold	74	65
Other operation and maintenance	87	82
Depreciation and amortization	120	115
Taxes other than income taxes	15	15
Total operating expenses	464	452
Operating income	97	108
Other (income) and deductions:
Interest expense	57	47
Allowance for funds used during construction	(19)	(9)
Other	(3)	—
Total other (income) and deductions	35	38
Income before income taxes	62	70
Income tax benefit	(32)	(40)
Net income	$94	$110
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$7
Accounts receivable, less allowance for expected credit losses	231	185
Production fuel, at weighted average cost	23	18
Gas stored underground, at weighted average cost	7	24
Materials and supplies, at weighted average cost	116	111
Regulatory assets	64	59
Other	36	58
Total current assets	489	462
Property, plant and equipment, net	10,542	10,436
Other assets:
Regulatory assets	1,571	1,557
Deferred charges and other	39	40
Total other assets	1,610	1,597
Total assets	$12,641	$12,495

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1	$88
Accounts payable	182	232
Accounts payable to associated companies	51	45
Accrued taxes	63	53
Accrued interest	54	47
Regulatory liabilities	54	41
Other	77	80
Total current liabilities	482	586
Long-term debt, net	4,731	4,680
Other liabilities:
Deferred tax liabilities	1,309	1,278
Regulatory liabilities	529	545
Pension and other benefit obligations	28	30
Other	539	532
Total other liabilities	2,405	2,385
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,622	3,497
Retained earnings	1,368	1,314
Total Interstate Power and Light Company common equity	5,023	4,844
Total liabilities and equity	$12,641	$12,495

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$94	$110
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	120	115
Deferred tax benefit and tax credits	(29)	(30)
Other	(16)	(6)
Other changes in assets and liabilities:
Accounts receivable	(91)	(112)
Regulatory assets	(24)	(18)
Accounts payable	(28)	(21)
Deferred income taxes (a)	50	17
Other	60	4
Net cash flows from operating activities	136	59
Cash flows used for investing activities:
Construction and acquisition expenditures	(198)	(376)
Cash receipts on sold receivables	25	192
Other	(6)	(6)
Net cash flows used for investing activities	(179)	(190)
Cash flows from financing activities:
Common stock dividends	(40)	(89)
Capital contributions from parent	125	45
Net change in commercial paper	(37)	159
Other	—	(1)
Net cash flows from financing activities	48	114
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(17)
Cash, cash equivalents and restricted cash at beginning of period	7	29
Cash, cash equivalents and restricted cash at end of period	$12	$12
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($50)	($58)
Income taxes, net (a)	$47	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$76	$81
Beneficial interest obtained in exchange for securitized accounts receivable	$208	$86

(a)2026 includes $47 million of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions)
Revenues:
Electric utility	$451	$423
Gas utility	149	122
Other	—	1
Total revenues	600	546
Operating expenses:
Electric production fuel and purchased power	104	108
Electric transmission service	55	50
Cost of gas sold	99	72
Other operation and maintenance	82	67
Depreciation and amortization	100	93
Taxes other than income taxes	15	14
Total operating expenses	455	404
Operating income	145	142
Other (income) and deductions:
Interest expense	48	43
Allowance for funds used during construction	(11)	(9)
Other	(1)	3
Total other (income) and deductions	36	37
Income before income taxes	109	105
Income tax benefit	(8)	(5)
Net income	$117	$110
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99	$37
Accounts receivable, less allowance for expected credit losses	250	273
Production fuel, at weighted average cost	32	28
Gas stored underground, at weighted average cost	12	25
Materials and supplies, at weighted average cost	82	81
Regulatory assets	101	96
Prepaid gross receipts tax	39	52
Other	49	59
Total current assets	664	651
Property, plant and equipment, net	9,474	9,363
Other assets:
Regulatory assets	569	562
Deferred charges and other	80	79
Total other assets	649	641
Total assets	$10,787	$10,655

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$223	$197
Accrued interest	46	46
Regulatory liabilities	50	47
Other	102	105
Total current liabilities	421	395
Long-term debt, net	3,670	3,669
Other liabilities:
Deferred tax liabilities	887	861
Regulatory liabilities	557	568
Pension and other benefit obligations	72	75
Other	718	712
Total other liabilities	2,234	2,216
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,638	2,613
Retained earnings	1,758	1,696
Total Wisconsin Power and Light Company common equity	4,462	4,375
Total liabilities and equity	$10,787	$10,655

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$117	$110
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100	93
Other	(19)	(22)
Other changes in assets and liabilities:
Accounts payable	(25)	(24)
Regulatory liabilities	4	37
Deferred income taxes (a)	24	(24)
Other	38	20
Net cash flows from operating activities	239	190
Cash flows used for investing activities:
Construction and acquisition expenditures	(144)	(178)
Other	(5)	(7)
Net cash flows used for investing activities	(149)	(185)
Cash flows used for financing activities:
Common stock dividends	(55)	(75)
Capital contributions from parent	25	—
Net change in commercial paper	—	29
Other	2	1
Net cash flows used for financing activities	(28)	(45)
Net increase (decrease) in cash, cash equivalents and restricted cash	62	(40)
Cash, cash equivalents and restricted cash at beginning of period	37	51
Cash, cash equivalents and restricted cash at end of period	$99	$11
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($48)	($47)
Income taxes, net (a)	$43	$—
Significant non-cash investing and financing activities:
Accrued capital expenditures	$123	$56

(a)2026 includes $43 million of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the 2025 Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 1(b) Cash and Cash Equivalents - At March 31, 2026, cash and cash equivalents included money market fund investments of $87 million and $86 million for Alliant Energy and WPL, respectively, with weighted average interest rates of 4%.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Tax-related	$1,094	$1,089	$959	$949	$135	$140
Asset retirement obligations	469	455	320	312	149	143
Pension and OPEB costs	270	274	134	136	136	138
Assets retired early	153	158	145	149	8	9
Derivatives	63	52	17	12	46	40
Non-service pension and OPEB costs	57	57	21	21	36	36
WPL’s Western Wisconsin gas distribution expansion investments	38	39	—	—	38	39
Commodity cost recovery	26	10	6	3	20	7
Other	135	140	33	34	102	106
	$2,305	$2,274	$1,635	$1,616	$670	$658

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Tax-related	$681	$690	$300	$304	$381	$386
Cost of removal obligations	365	366	214	217	151	149
Derivatives	31	47	19	26	12	21
Commodity cost recovery	29	13	10	5	19	8
Other	84	85	40	34	44	51
	$1,190	$1,201	$583	$586	$607	$615

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2026, IPL amended and extended through March 2029 the purchase commitment from the third party to which it sells receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Under the amended Receivables Agreement, the limit on cash proceeds fluctuates between $5 million and $180 million, which IPL may change periodically throughout the year. As of March 31, 2026, the limit on cash proceeds was $50 million and IPL had $40 million of available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2026	2025
Maximum outstanding aggregate cash proceeds	$110	$110
Average outstanding aggregate cash proceeds	86	108

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2026	December 31, 2025
Customer accounts receivable	$154	$147
Unbilled utility revenues	78	104
Receivables sold to third party	232	251
Less: cash proceeds	10	110
Deferred proceeds	222	141
Less: allowance for expected credit losses	14	15
Fair value of deferred proceeds	$208	$126
Outstanding receivables past due	$24	$21

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2026	2025
Collections	$613	$607
Write-offs, net of recoveries	3	3

Effective April 2026, the limit on cash proceeds under the Receivables Agreement is $140 million.

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2026	2025
ATC Holdings	($16)	($14)
Non-utility wind farm in Oklahoma	(3)	(1)
Corporate venture investments	(2)	3
Other	(1)	(1)
	($22)	($13)

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2026	257,137,261
Shareowner Direct Plan	79,823
Equity-based compensation plans	225,142
Convertible debt settlement (Refer to Note 6 for details)	834,811
Shares outstanding, March 31, 2026	258,277,037

At-the-Market Offering Programs - In March 2026, Alliant Energy fully utilized the remaining capacity under its $1.3 billion 2025 at-the-market offering program and Alliant Energy filed a new prospectus supplement and executed a related distribution agreement, under which it may sell up to $1 billion in aggregate of its common stock through 2029 through an at-the-market offering program that includes an equity forward sales component (the 2026 at-the-market offering program). Alliant Energy expects to use proceeds from the issuance of common stock for general corporate purposes.

Alliant Energy entered into a forward sale agreement under its 2026 at-the-market offering program with a counterparty who, for the three months ended March 31, 2026, borrowed and sold an aggregate of 362,000 shares of Alliant Energy common stock at an aggregate gross sales price of $26 million, including approximately $0.3 million in commissions to the counterparty payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreement settles. Alliant Energy currently expects to settle the forward sale agreement prior to December 31, 2028 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of March 31, 2026, the weighted-average forward price, net of commissions, was $70.34 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of March 31, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2026 at-the-market offering program with physical delivery of 362,000 shares of Alliant Energy common stock to the counterparty in exchange for cash of $25 million.

For the three months ended March 31, 2026, Alliant Energy entered into forward sale agreements under its 2025 at-the-market offering program with various counterparties who borrowed and sold an aggregate of 5,002,675 shares of Alliant Energy common stock at an aggregate gross sales price of $356 million, including approximately $3 million in commissions, to the counterparties payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy currently expects to settle the forward sale agreements in 2026 and 2027 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of March 31, 2026, the weighted-average forward price, net of commissions, of all of the outstanding forward agreements under the 2025 at-the-market offering was $65.99 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of March 31, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2025 at-the-market offering program with physical delivery of 19,598,207 shares of Alliant Energy common stock to the counterparties in exchange for cash of $1,293 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. For the quarter ended March 31, 2026, 976,170 and no incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements for the 2025 and 2026 at-the-market offering programs, respectively.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Three Months Ended March 31, 2026
Beginning balance, December 31, 2025	$3	$3,101	$4,243	$1	($14)	$7,334
Net income attributable to Alliant Energy common shareowners			224			224
Common stock dividends ($0.535 per share)			(137)			(137)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		(6)				(6)
Other comprehensive income, net of tax				1		1
Ending balance, March 31, 2026	$3	$3,101	$4,330	$2	($14)	$7,422
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			213			213
Common stock dividends ($0.5075 per share)			(130)			(130)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other					1	1
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, March 31, 2025	$3	$3,066	$4,037	$—	($13)	$7,093

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2026
Beginning balance, December 31, 2025	$33	$3,497	$1,314	$4,844
Net income			94	94
Common stock dividends			(40)	(40)
Capital contributions from parent		125		125
Ending balance, March 31, 2026	$33	$3,622	$1,368	$5,023
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			110	110
Common stock dividends			(89)	(89)
Capital contributions from parent		45		45
Ending balance, March 31, 2025	$33	$3,257	$1,237	$4,527

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended March 31, 2026
Beginning balance, December 31, 2025	$66	$2,613	$1,696	$4,375
Net income			117	117
Common stock dividends			(55)	(55)
Capital contributions from parent		25		25
Ending balance, March 31, 2026	$66	$2,638	$1,758	$4,462
Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			110	110
Common stock dividends			(75)	(75)
Ending balance, March 31, 2025	$66	$2,533	$1,537	$4,136

NOTE 6. DEBT
NOTE 6(a) Short-term Debt - In March 2026, Alliant Energy, IPL and WPL reallocated credit facility capacity amounts to $700 million for Alliant Energy at the parent company level, $300 million for IPL and $300 million for WPL, within the $1.3 billion total commitment. Information regarding Alliant Energy’s, IPL’s and WPL’s commercial paper and borrowings under the single credit facility classified as short-term debt was as follows (dollars in millions):

March 31, 2026	Alliant Energy	IPL	WPL
Amount outstanding	$433	$1	$—
Weighted average interest rates	4.0%	4.0%	N/A
Available credit facility capacity (a)	$817	$249	$300

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2026	2025	2026	2025	2026	2025
Maximum amount outstanding (based on daily outstanding balances)	$445	$678	$103	$127	$2	$224
Average amount outstanding (based on daily outstanding balances)	$123	$541	$47	$53	$—	$159
Weighted average interest rates	3.9%	4.5%	3.8%	4.6%	3.8%	4.5%
(a)Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2026.

In March 2026, Alliant Energy entered into a $400 million variable rate (4.5% as of March 31, 2026) term loan credit agreement, which matures in March 2027 and is recorded in “Other short-term borrowings” on Alliant Energy’s balance sheet as of March 31, 2026. Alliant Energy’s term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. The proceeds were used for general corporate purposes.

NOTE 6(b) Long-term Debt - As of March 31, 2026, $50 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of the long-term single credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2026, this commercial paper balance had a 4% interest rate.

In January 2026, AEF retired its $300 million variable rate term loan. In March 2026, AEF retired its $200 million of 1.4% senior notes.

Convertible Senior Notes
2026 Notes - Alliant Energy’s $575 million of 3.875% convertible senior notes issued in March 2023 matured in March 2026. Alliant Energy settled its related conversion obligations to holders by paying the aggregate principal amount outstanding of $575 million in cash, and issuing 834,811 shares of Alliant Energy common stock for the excess of its conversion obligation over such principal amount, which was classified as a non-cash financing activity.

2028 Notes - In May 2025, Alliant Energy issued $575 million of 3.25% convertible senior notes (the 2028 Notes), which are senior unsecured obligations. As of March 31, 2026, the conditions allowing holders to convert their 2028 Notes were not met, and the 2028 Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of March 31, 2026, the net carrying amount was $570 million, with unamortized debt issuance costs of $5 million, and the estimated fair value (Level 2) was $610 million. For the quarter ended March 31, 2026, there were no shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the 2028 Notes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2026	2025	2026	2025	2026	2025
Electric Utility:
Retail - residential	$332	$323	$160	$155	$172	$168
Retail - commercial	221	213	142	135	79	78
Retail - industrial	240	237	123	119	117	118
Wholesale	35	48	—	14	35	34
Bulk power and other	60	32	12	7	48	25
Total Electric Utility	888	853	437	430	451	423
Gas Utility:
Retail - residential	162	145	75	73	87	72
Retail - commercial	86	73	35	32	51	41
Retail - industrial	7	6	3	3	4	3
Transportation/other	16	16	9	10	7	6
Total Gas Utility	271	240	122	118	149	122
Other Utility:
Steam (a)	—	10	—	10	—	—
Other utility	2	3	2	2	—	1
Total Other Utility	2	13	2	12	—	1
Non-Utility and Other:
Travero and other	23	22	—	—	—	—
Total Non-Utility and Other	23	22	—	—	—	—
Total revenues	$1,184	$1,128	$561	$560	$600	$546

(a)IPL was engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa, which were each under contract through 2025 for taking minimum quantities of annual steam usage. Subsequent to December 31, 2025, IPL exited the steam business.

NOTE 8. INCOME TAXES
Income Tax Rates - Overall effective income tax rates for the three months ended March 31, which were computed by dividing income tax expense (benefit) by income before income taxes, were as follows. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Alliant Energy’s effective income tax rate for the three months ended March 31, 2026 was also impacted by changes in state income tax apportionment.

	Alliant Energy		IPL		WPL
	2026	2025	2026	2025	2026	2025
Overall income tax rate	(37%)	(28%)	(52%)	(57%)	(7%)	(5%)

Deferred Tax Assets and Liabilities -
Carryforwards - At March 31, 2026, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2026-2046	$322	$7	$1
Federal tax credits	2034-2046	656	446	196

State Income Tax Apportionment - Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state income tax apportionment. Estimates of state income tax apportionment are supported by historical data and reasonable projections. In the third quarter of 2025, WPL entered into an electric service agreement with a customer who expected to build a data center in WPL’s service territory. In the first quarter of 2026, the customer selected an alternative data center location in IPL’s service territory, and as a result, the electric service agreement with WPL was terminated and subsequently renegotiated and executed with IPL. Accordingly, Alliant Energy currently expects a decrease in Wisconsin state income tax apportionment and an increase in Iowa state income tax apportionment, primarily due to the change in projected electric utility revenues at WPL and IPL. Alliant Energy parent company’s deferred tax assets were remeasured to reflect the change in estimated state income tax apportionment, which resulted in a $12 million reduction to income tax expense in Alliant Energy’s income statement and a decrease in deferred tax liabilities on Alliant Energy’s balance sheet in the first quarter of 2026.

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

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2026	2025	2026	2025
Service cost	$1	$1	$—	$—
Interest cost	11	11	2	2
Expected return on plan assets	(14)	(13)	(1)	(1)
Amortization of actuarial loss	4	6	—	—
	$2	$5	$1	$1

	Defined Benefit Pension Plans		OPEB Plans
IPL	2026	2025	2026	2025
Service cost	$—	$1	$—	$—
Interest cost	5	5	1	1
Expected return on plan assets	(6)	(6)	(1)	(1)
Amortization of actuarial loss	2	2	—	—
	$1	$2	$—	$—

	Defined Benefit Pension Plans		OPEB Plans
WPL	2026	2025	2026	2025
Interest cost	$5	$5	$1	$1
Expected return on plan assets	(6)	(6)	—	—
Amortization of actuarial loss	2	3	—	—
	$1	$2	$1	$1

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2026	2025	2026	2025	2026	2025
Compensation expense	$6	$4	$3	$2	$3	$2
Income tax benefits	2	1	1	1	1	—

As of March 31, 2026, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $30 million, $15 million and $14 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the three months ended March 31, 2026, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be paid out in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	115,443	$75.27
Performance shares (net income metric)	115,443	70.01
Restricted stock units	90,646	70.01

For the quarter ended March 31, 2026, 415,554 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - Gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas
	MWhs	Years	MWhs	Years	Dths	Years
March 31, 2026
Alliant Energy	1,166	2026	3,766	2026	149,063	2026-2032
IPL	539	2026	1,337	2026	72,220	2026-2030
WPL	627	2026	2,429	2026	76,843	2026-2032
December 31, 2025
Alliant Energy	1,682	2026	11,332	2026	140,731	2026-2032
IPL	634	2026	4,482	2026	60,773	2026-2030
WPL	1,048	2026	6,850	2026	79,958	2026-2032

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current derivative assets	$27	$49	$19	$33	$8	$16
Non-current derivative assets	12	20	7	11	5	9
Current derivative liabilities	30	25	11	9	19	16
Non-current derivative liabilities	31	26	4	2	27	24

During the three months ended March 31, 2026, Alliant Energy’s, IPL’s and WPL’s derivative assets decreased primarily due to settlement of FTRs and gas contracts. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2026 and December 31, 2025, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2026
Derivative assets	$39	$29	$26	$21	$13	$8
Derivative liabilities	61	51	15	10	46	41
December 31, 2025
Derivative assets	69	59	44	40	25	19
Derivative liabilities	51	41	11	7	40	34

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

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$87	$87	$—	$—	$87	$411	$411	$—	$—	$411
Commodity derivatives	39	—	23	16	39	69	—	36	33	69
Interest rate derivatives	3	—	3	—	3	1	—	1	—	1
Deferred proceeds	208	—	—	208	208	126	—	—	126	126
Liabilities:
Commodity derivatives	61	—	61	—	61	51	—	50	1	51
Long-term debt (incl. current maturities)	11,007	—	10,602	—	10,602	12,028	—	11,748	—	11,748

IPL	March 31, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$26	$—	$13	$13	$26	$44	$—	$18	$26	$44
Deferred proceeds	208	—	—	208	208	126	—	—	126	126
Liabilities:
Commodity derivatives	15	—	15	—	15	11	—	10	1	11
Long-term debt	4,731	—	4,441	—	4,441	4,680	—	4,445	—	4,445

WPL	March 31, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$86	$86	$—	$—	$86	$25	$25	$—	$—	$25
Commodity derivatives	13	—	10	3	13	25	—	18	7	25
Liabilities:
Commodity derivatives	46	—	46	—	46	40	—	40	—	40
Long-term debt	3,670	—	3,535	—	3,535	3,669	—	3,575	—	3,575

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2026	2025	2026	2025
Beginning balance, January 1	$32	$25	$126	$163
Total net gains (losses) included in changes in net assets (realized/unrealized)	3	(2)	—	—
Settlements (a)	(19)	(14)	82	(77)
Ending balance, March 31	$16	$9	$208	$86
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	$3	($2)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2026	2025	2026	2025
Beginning balance, January 1	$25	$20	$126	$163
Total net gains included in changes in net assets (realized/unrealized)	2	—	—	—
Settlements (a)	(14)	(11)	82	(77)
Ending balance, March 31	$13	$9	$208	$86
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at March 31	$2	$—	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2026	2025
Beginning balance, January 1	$7	$5
Total net gains (losses) included in changes in net assets (realized/unrealized)	1	(2)
Settlements	(5)	(3)
Ending balance, March 31	$3	$—
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31	$1	($2)

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2026	$5	$11	$5	$8	$—	$3
December 31, 2025	3	29	3	22	—	7

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including IPL’s and WPL’s expansion of energy storage, repowering projects at WPL’s Bent Tree Energy Facility, expansion of IPL’s gas generation and improvements at the natural gas-fired Neenah Energy Facility and Sheboygan Falls Energy Facility. At March 31, 2026, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $259 million, $121 million and $137 million, respectively.

Tariff-Related Costs - In February 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not provide the Executive Branch of the U.S. government with authority to impose tariffs, and, in March 2026, the Court of International Trade ordered Customs and Border Protection to refund IEEPA tariffs previously collected. Certain third-party suppliers engaged by IPL and WPL act as importers of record and may be eligible for refunds of tariffs previously paid. Alliant Energy, IPL and WPL are currently evaluating the potential recovery of tariff-related costs previously capitalized as part of the construction of generation and energy storage facilities. Due to significant uncertainty regarding the eligibility, timing and amount of tariff-related cost recoveries, Alliant Energy, IPL and WPL concluded that recovery is not probable and therefore have not recognized any amounts related to potential tariff cost recoveries as of March 31, 2026.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. In addition, there are various purchase commitments associated with other goods and services. At March 31, 2026, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but require payment when electricity is generated by the provider and amounts for future commitments to deliver power to electric customers that do not have current minimum thresholds but will be billed for requirements when power is provided, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,019	$494	$525
Coal	150	71	79
Other (a)	114	56	28
	$1,283	$621	$632

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2026.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of March 31, 2026, the currently known partnership obligations for the abandonment obligations are estimated at $92 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of March 31, 2026 and December 31, 2025.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $35 million as of March 31, 2026 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2026 and December 31, 2025.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of March 31, 2026, IPL and WPL provided indemnifications associated with $380 million and $309 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of March 31, 2026, IPL’s and WPL’s related guarantees were approximately $163 million and $75 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of March 31, 2026 and December 31, 2025.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At March 31, 2026, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$11	-	$34	$7	-	$23	$4	-	$11
Current and non-current environmental liabilities	$13			$8			$5

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

NOTE 12(e) Collective Bargaining Agreements - At March 31, 2026, employees covered by collective bargaining agreements represented 57%, 73% and 85% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2026, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 29% and 85% of total employees of Alliant Energy and WPL, respectively.

NOTE 13. SEGMENTS OF BUSINESS
Alliant Energy’s two reportable segments are IPL and WPL. Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended March 31, 2026	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$437	$451	$888	N/A	$888
Gas utility revenues	122	149	271	N/A	271
Other revenues	2	—	2	$23	25
Total revenues	561	600	1,161	23	1,184
Electric production fuel and purchased power expense	64	104	168	N/A	168
Electric transmission service expense	104	55	159	N/A	159
Cost of gas sold expense	74	99	173	N/A	173
Other operation and maintenance expense	87	82	169	11	180
Other segment items:
Depreciation and amortization expense	120	100	220	3	223
Interest expense	57	48	105	37	142
Equity income from unconsolidated investments, net	—	(1)	(1)	(21)	(22)
Income tax benefit	(32)	(8)	(40)	(21)	(61)
Other (a)	(7)	4	(3)	1	(2)
Net income	94	117	211	13	224
Total assets	12,641	10,787	23,428	1,385	24,813
Investments in equity method subsidiaries	4	20	24	680	704
Construction and acquisition expenditures	198	144	342	72	414

	Utility
			Total		Alliant
Three Months Ended March 31, 2025			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$430	$423	$853	N/A	$853
Gas utility revenues	118	122	240	N/A	240
Other revenues	12	1	13	$22	35
Total revenues	560	546	1,106	22	1,128
Electric production fuel and purchased power expense	67	108	175	N/A	175
Electric transmission service expense	108	50	158	N/A	158
Cost of gas sold expense	65	72	137	N/A	137
Other operation and maintenance expense	82	67	149	11	160
Other segment items:
Depreciation and amortization expense	115	93	208	3	211
Interest expense	47	43	90	29	119
Equity income from unconsolidated investments, net	—	—	—	(13)	(13)
Income tax benefit	(40)	(5)	(45)	(2)	(47)
Other (a)	6	8	14	1	15
Net income (loss)	110	110	220	(7)	213
Total assets	11,540	10,101	21,641	1,210	22,851
Investments in equity method subsidiaries	5	17	22	611	633
Construction and acquisition expenditures	376	178	554	28	582

(a)Other segment items for each reportable segment include allowance for funds used during construction (AFUDC), taxes other than income taxes, interest income, and other miscellaneous income and deductions.

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

	IPL		WPL
	2026	2025	2026	2025
Corporate Services billings	$48	$47	$47	$47
Sales credited	7	1	40	22
Purchases billed	96	93	11	19

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Net payables to Corporate Services	$143	$135	$61	$84

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2026	2025
ATC billings to WPL	$47	$38
WPL billings to ATC	9	6

WPL owed ATC net amounts of $11 million as of March 31, 2026 and $10 million as of December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, and IPL and WPL (collectively, the Utilities), as well as ATC Holdings, AEF and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report, as well as the financial statements, notes and MDA included in the 2025 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

2026 HIGHLIGHTS

Key highlights since the filing of the 2025 Form 10-K include the following:

Customer Investments:
•In March 2026, the IUC approved advance rate-making principles for IPL for up to 1,000 MW of new wind generation in Iowa. The rate-making principles approved include a fixed cost cap of $3,020/kilowatt, including AFUDC and transmission costs, among other costs. IPL’s return on common equity will be the same as other assets without advance rate-making principles for the purposes of setting future rates and IPL’s blended return on common equity, which will be updated each year, will be used for IPL’s retail electric earnings sharing mechanism calculation.
•In March 2026, WPL filed a certificate of authority application with the PSCW for approval to construct, own and install equipment that will maintain and increase the capacity and efficiency of its Riverside Energy Center. A decision from the PSCW is currently expected in the first quarter of 2027.
•In April 2026, IPL filed a certificate of public convenience, use and necessity application with the IUC for approval to construct, own and operate an approximately 720 MW simple-cycle natural gas-fired EGU in Linn County, Iowa. A decision from the IUC is currently expected in the first quarter of 2027.

Growing Customer Demand:
•In April 2026, IPL entered into an electric service agreement with a customer, who currently expects to build a data center in IPL’s service territory. This electric service agreement includes contracted peak demand of approximately 370 MW. The actual timing and amount of increases in IPL’s load are subject to various factors, including interconnections and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load.

Environmental Matters:
Coal Combustion Residuals (CCR) Rule - In April 2026, the EPA proposed a rule that would significantly reduce the scope of the CCR Rule, which is currently anticipated to be finalized by the end of 2026. Alliant Energy, IPL and WPL continue to evaluate the revised CCR Rule and are unable to predict with certainty the future outcome or impact of these updates, including resolution of ongoing litigation.

Legislative Matters:
•In April 2026, the State of Wisconsin enacted 2025 Wisconsin Act 193, which requires utilities to include their capacity costs and revenues in their annual fuel cost plans. The most significant provisions of the legislation for Alliant Energy and WPL are the requirement that fuel cost calculations in approved fuel cost plans account for both the cost of purchasing capacity and the revenue generated from selling it. The legislation applies to fuel cost plans filed on or after January 1, 2027.

RESULTS OF OPERATIONS

Financial Results Overview - The table below includes diluted EPS for Utilities and Corporate Services, ATC Holdings, and Non-utility and Parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s net income and diluted EPS attributable to Alliant Energy common shareowners for the three months ended March 31 were as follows (dollars in millions, except per share amounts):

	2026		2025
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$215	$0.83	$225	$0.87
ATC Holdings	11	0.04	10	0.04
Non-utility and Parent	(2)	—	(22)	(0.08)
Alliant Energy Consolidated	$224	$0.87	$213	$0.83

Alliant Energy’s Utilities and Corporate Services net income decreased by $10 million for the three-month period, primarily due to higher other operation and maintenance, financing and depreciation expenses and the timing of income taxes. These items were partially offset by higher revenue requirements from IPL’s and WPL’s capital investments and higher AFUDC.

Alliant Energy’s Non-utility and Parent net income increased $20 million for the three-month period, primarily due to a state income tax apportionment benefit (refer to Note 8 for details) and the timing of income taxes.

Net Income Variances - The following items contributed to increased (decreased) net income for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$35	$7	$28
Changes in gas utility (Refer to details below)	31	4	27
Changes in other utility (Refer to Note 7 for details)	(11)	(10)	(1)
Changes in non-utility	1	—	—
Changes in total revenues	56	1	54
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	7	3	4
Changes in electric transmission service	(1)	4	(5)
Changes in cost of gas sold (Refer to details below)	(36)	(9)	(27)
Changes in other operation and maintenance (Refer to details below)	(20)	(5)	(15)
Changes in depreciation and amortization (Higher primarily due to energy storage placed in service in 2025)	(12)	(5)	(7)
Changes in taxes other than income taxes	(2)	—	(1)
Changes in total operating expenses	(64)	(12)	(51)
Changes in operating income	(8)	(11)	3
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2025)	(23)	(10)	(5)
Changes in equity income from unconsolidated investments, net (Refer to Note 4 for details)	9	—	—
Changes in allowance for funds used during construction (Primarily due to changes in levels of construction work in progress balances related to energy storage and gas generation)	12	10	2
Changes in Other	7	3	4
Changes in total other income and deductions	5	3	1
Changes in income before income taxes	(3)	(8)	4
Changes in income taxes (Refer to Note 8 for details)	14	(8)	3
Changes in net income	$11	($16)	$7

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three months ended March 31 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Retail	$793	$773	6,137	6,174	$255	$224	22,486	23,822
Sales for resale:
Wholesale	35	48	511	691	N/A	N/A	N/A	N/A
Bulk power and other	51	26	1,626	1,378	N/A	N/A	N/A	N/A
Transportation/Other	9	6	13	14	16	16	32,813	31,006
	$888	$853	8,287	8,257	$271	$240	55,299	54,828

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Retail	$425	$409	3,396	3,439	$113	$108	10,840	11,772
Sales for resale:
Wholesale	—	14	2	182	N/A	N/A	N/A	N/A
Bulk power and other	7	1	544	396	N/A	N/A	N/A	N/A
Transportation/Other	5	6	7	8	9	10	11,925	12,071
	$437	$430	3,949	4,025	$122	$118	22,765	23,843

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Retail	$368	$364	2,741	2,735	$142	$116	11,646	12,050
Sales for resale:
Wholesale	35	34	509	509	N/A	N/A	N/A	N/A
Bulk power and other	44	25	1,082	982	N/A	N/A	N/A	N/A
Transportation/Other	4	—	6	6	7	6	20,888	18,935
	$451	$423	4,338	4,232	$149	$122	32,534	30,985

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes decreased 1% for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to changes in temperatures. Alliant Energy’s retail gas sales volumes decreased 6% for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	Electric			Gas
	2026	2025	Change	2026	2025	Change
IPL	($7)	($3)	($4)	($4)	($2)	($2)
WPL	(3)	(3)	—	(2)	(1)	(1)
Total Alliant Energy	($10)	($6)	($4)	($6)	($3)	($3)

Electric Sales for Resale - Alliant Energy’s and IPL’s wholesale sales volumes decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025.

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Higher revenue requirements (a)	$26	$—	$26
Higher sales for resale bulk power and other revenues (b)	25	6	19
Higher revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in wholesale revenues and income taxes)	17	17	—
Lower revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	(17)	(6)	(11)
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(14)	(14)	—
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses)	(13)	—	(13)
Estimated changes in sales volumes caused by temperatures	(4)	(4)	—
Other	15	8	7
	$35	$7	$28

(a)In December 2025, the PSCW issued an order authorizing an annual base rate increase of $69 million for WPL’s retail electric customers, covering the 2026 forward-looking Test Period, which reflects revenue requirement impacts of increasing electric rate base, including wind refurbishment projects, energy storage, existing natural gas-fired EGU improvements and electric distribution investments and lower forecasted fuel-related expenses.
(b)Sales for resale bulk power and other revenues increased primarily due to higher volumes and higher prices for electricity sold by IPL and WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Higher revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$35	$9	$26
Higher revenue requirements (a)	2	—	2
Estimated changes in sales volumes caused by temperatures	(3)	(2)	(1)
Other	(3)	(3)	—
	$31	$4	$27

(a)In December 2025, the PSCW issued an order authorizing an annual base rate increase of $7 million for WPL’s retail gas customers, covering the 2026 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Lower purchased power expense (a)	$16	$13	$3
Changes in regulatory recovery of retail electric fuel-related costs	13	1	12
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue)	13	—	13
Higher electric production fuel costs (b)	(34)	(11)	(23)
Other	(1)	—	(1)
	$7	$3	$4

(a)Purchased power expense decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to lower prices for electricity purchased and lower volumes purchased at IPL and WPL.
(b)Electric production fuel costs increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to higher natural gas volumes due to higher dispatch of natural gas-fired EGUs and higher natural gas prices.

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Changes in retail gas volumes and natural gas prices	($46)	($21)	($25)
Changes in the regulatory recovery of gas costs	11	12	(1)
Other	(1)	—	(1)
	($36)	($9)	($27)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Higher generation and energy delivery expenses	($18)	($7)	($11)
Other	(2)	2	(4)
	($20)	($5)	($15)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2025 Form 10-K has not changed materially, except as described below.

Liquidity Position - At March 31, 2026, Alliant Energy had $115 million of cash and cash equivalents, $817 million ($268 million at the parent company, $249 million at IPL and $300 million at WPL) of available capacity under the single revolving credit facility and $40 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - The following table shows financial capital structures as of March 31, 2026, as well as an adjusted capitalization structure that Alliant Energy believes is consistent with how a majority of the rating agencies currently view its junior subordinated notes (in millions):

	Alliant Energy		IPL	WPL
	Actual	Adjusted (a)	Actual	Actual
Common equity	$7,422	$7,785	$5,023	$4,462
Long-term debt (including current maturities)	11,007	10,644	4,731	3,670
Short-term debt	833	833	1	—
Total capitalization	$19,262	$19,262	$9,755	$8,132
Total debt	$11,840	$11,477	$4,732	$3,670
Ratio of debt to total capitalization	61%	60%	49%	45%

(a)The long-term debt component of Alliant Energy’s financial capital structure includes junior subordinated notes classified as “Long-term debt, net” on Alliant Energy’s balance sheet. The adjusted presentation attributes 50% of the junior subordinated notes to common equity and 50% to long-term debt, to align with the debt-to-capital ratio used by the majority of rating agencies. The non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate Alliant Energy’s capital structure.

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2026	2025	2026	2025	2026	2025
Cash, cash equivalents and restricted cash, January 1	$556	$81	$7	$29	$37	$51
Cash flows from (used for):
Operating activities	368	249	136	59	239	190
Investing activities	(393)	(404)	(179)	(190)	(149)	(185)
Financing activities	(416)	99	48	114	(28)	(45)
Net increase (decrease)	(441)	(56)	5	(17)	62	(40)
Cash, cash equivalents and restricted cash, March 31	$115	$25	$12	$12	$99	$11

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Changes in income taxes paid/received (a)	$90	$47	$43
Higher collections from WPL’s retail electric and gas base rate increases	28	—	28
Higher collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider in 2025	17	17	—
Timing of WPL’s fuel-related cost recoveries from retail electric customers	(25)	—	(25)
Other (primarily due to other changes in working capital)	9	13	3
	$119	$77	$49

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the three months ended March 31, 2026.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Lower utility construction and acquisition expenditures (a)	$212	$178	$34
Changes in the amount of cash receipts on sold receivables	(167)	(167)	—
Higher non-utility construction and acquisition expenditures	(44)	—	—
Other	10	—	2
	$11	$11	$36

(a)Largely due to lower expenditures for IPL’s energy storage and WPL’s gas generation.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Higher payments to retire long-term debt	($1,075)	$—	$—
(Higher) lower common stock dividends	(7)	49	20
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	80	25
Higher proceeds from issuance of other short-term borrowings	400	—	—
Net changes in the amount of commercial paper outstanding	175	(196)	(29)
Other	(8)	1	1
	($515)	($66)	$17

Common Stock Issuances - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2026 and Alliant Energy’s at-the-market offering programs.

Short-term Debt - Refer to Note 6(a) for discussion of Alliant Energy’s term loan credit agreement entered into in 2026.

Long-term Debt - Refer to Note 6(b) for discussion of issuances and/or retirements of long-term debt by Alliant Energy, AEF and IPL in 2026.

Impact of Credit Ratings on Liquidity and Collateral Obligations -
Ratings Triggers - In March 2026, Standard & Poor’s Ratings Services changed certain IPL credit ratings, which are not expected to have a material impact on Alliant Energy’s and IPL’s liquidity or collateral obligations. Alliant Energy’s, IPL’s and WPL’s current credit ratings and outlooks are as follows:

Standard & Poor’s Ratings Services
Alliant Energy:	Corporate/issuer	BBB+
	Commercial paper	A-2
	Senior unsecured long-term debt	BBB
	Outlook	Stable
IPL:	Corporate/issuer	A-
	Commercial paper	A-2
	Senior unsecured long-term debt	A-
	Outlook	Stable
WPL:	Corporate/issuer	A-
	Commercial paper	A-2
	Senior unsecured long-term debt	A-
	Outlook	Stable

Off-Balance Sheet Arrangements and Certain Financial Commitments - A summary of Alliant Energy’s and IPL’s off-balance sheet arrangements and Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2025 Form 10-K and has not changed materially from the items reported in the 2025 Form 10-K, except for the items described in Notes 3, 6 and 12.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in the 2025 Form 10-K and have not changed materially.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2026 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2026.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2025 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2026 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
January 1 through January 31	5,853	$65.02	—	N/A
February 1 through February 28	2,574	71.10	—	N/A
March 1 through March 31	11	71.61	—	N/A
	8,437	66.89	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
4.1
Fourth Amendment to Amended and Restated Five-Year Master Credit Agreement, effective March 5, 2026, among Alliant Energy, IPL, WPL, Wells Fargo Bank, National Association and the lender parties set forth therein

10.1
Term Loan Credit Agreement, dated as of March 2, 2026, among Alliant Energy Corporation, U.S. Bank National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed March 4, 2026 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of May 2026.

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

