Form 10-Q
period 2026-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2026-07-31
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of June 30, 2026:
Alliant Energy Corporation, Common Stock, $0.01 par value, 259,284,699 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:
•IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, recovery of and/or the return on costs, including fuel costs, operating costs, transmission costs, capacity costs, costs of cancelled generation projects incurred prior to pursuing regulatory approval, including costs incurred for generation projects that are delayed, modified or no longer pursued due to changes in resource needs or plans, as well as costs of generation projects incurred prior to regulatory approval or that exceed initial estimates, deferred expenditures, deferred tax assets, tax expense, interest expense, capital expenditures, marginal costs to service new customers, and remaining costs related to electric generating units (EGUs) that have been or may be permanently closed and certain other retired assets, environmental remediation costs, and decreases in sales volumes, as well as earning their authorized rates of return, payments to their parent of expected levels of dividends, the impact of rate design on current and potential customers and demand for energy in their service territories, and the ability to obtain regulatory approval with acceptable conditions for individual customer rates for large load growth customers and WPL’s large load tariff;
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
•risks associated with operation and ownership of non-utility holdings, including potential impairments and risks associated with valuation changes of investments;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenues:
Electric utility	$861	$851	$1,748	$1,703
Gas utility	82	76	353	316
Other utility	2	11	5	25
Non-utility	26	23	49	44
Total revenues	971	961	2,155	2,088
Operating expenses:
Electric production fuel and purchased power	132	150	301	325
Electric transmission service	155	151	314	308
Cost of gas sold	37	30	210	167
Other operation and maintenance	209	168	390	327
Depreciation and amortization	220	208	442	420
Taxes other than income taxes	33	31	64	62
Total operating expenses	786	738	1,721	1,609
Operating income	185	223	434	479
Other (income) and deductions:
Interest expense	143	124	285	243
Equity income from unconsolidated investments, net	(43)	(10)	(65)	(23)
Allowance for funds used during construction	(31)	(23)	(61)	(41)
Other	(2)	1	(5)	4
Total other (income) and deductions	67	92	154	183
Income before income taxes	118	131	280	296
Income tax benefit	(52)	(43)	(114)	(91)
Net income attributable to Alliant Energy common shareowners	$170	$174	$394	$387
Weighted average number of common shares outstanding:
Basic	258.5	256.9	257.9	256.8
Diluted	260.9	257.3	259.9	257.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$0.66	$0.68	$1.53	$1.51
Diluted	$0.65	$0.68	$1.52	$1.50

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25	$556
Accounts receivable, less allowance for expected credit losses	381	476
Production fuel, at weighted average cost	60	46
Gas stored underground, at weighted average cost	30	49
Materials and supplies, at weighted average cost	208	193
Regulatory assets	172	155
Income taxes receivable	40	12
Other	284	210
Total current assets	1,200	1,697
Property, plant and equipment, net	21,058	20,344
Investments:
ATC Holdings	501	463
Other	255	231
Total investments	756	694
Other assets:
Regulatory assets	2,139	2,119
Deferred charges and other	165	137
Total other assets	2,304	2,256
Total assets	$25,318	$24,991

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$374	$1,074
Commercial paper	708	88
Other short-term borrowings	400	—
Accounts payable	628	498
Accrued interest	116	124
Regulatory liabilities	80	88
Other	268	251
Total current liabilities	2,574	2,123
Long-term debt, net (excluding current portion)	10,636	10,954
Other liabilities:
Deferred tax liabilities	2,360	2,310
Regulatory liabilities	1,049	1,113
Pension and other benefit obligations	157	173
Other	1,013	984
Total other liabilities	4,579	4,580
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 259,284,699 and 257,137,261 shares outstanding	3	3
Additional paid-in capital	3,174	3,101
Retained earnings	4,363	4,243
Accumulated other comprehensive income	3	1
Shares in deferred compensation trust - 351,469 and 367,338 shares at a weighted average cost of $40.46 and $39.05 per share	(14)	(14)
Total Alliant Energy Corporation common equity	7,529	7,334
Total liabilities and equity	$25,318	$24,991

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$394	$387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	442	420
Deferred tax benefit and tax credits	(94)	(100)
Equity income from unconsolidated investments, net	(65)	(23)
Other	34	22
Other changes in assets and liabilities:
Accounts receivable	(183)	(289)
Derivative assets	(55)	(29)
Regulatory liabilities	1	71
Deferred income taxes (a)	87	86
Other	(80)	(53)
Net cash flows from operating activities	481	492
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(913)	(976)
Other	(109)	(89)
Cash receipts on sold receivables	264	198
Other	(37)	(27)
Net cash flows used for investing activities	(795)	(894)
Cash flows from (used for) financing activities:
Common stock dividends	(274)	(261)
Proceeds from issuance of common stock, net	70	12
Proceeds from issuance of long-term debt	—	1,162
Proceeds from issuance of other short-term borrowings	400	—
Payments to retire long-term debt	(1,075)	—
Net change in commercial paper	670	(266)
Other	(8)	3
Net cash flows from (used for) financing activities	(217)	650
Net increase (decrease) in cash, cash equivalents and restricted cash	(531)	248
Cash, cash equivalents and restricted cash at beginning of period	556	81
Cash, cash equivalents and restricted cash at end of period	$25	$329
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($293)	($239)
Income taxes, net (a)	$96	$91
Significant non-cash investing and financing activities:
Accrued capital expenditures	$279	$204
Beneficial interest obtained in exchange for securitized accounts receivable	$95	$235

(a)2026 and 2025 include $102 million and $97 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Electric utility	$431	$418	$867	$848
Gas utility	43	40	166	158
Steam and other	1	11	3	24
Total revenues	475	469	1,036	1,030
Operating expenses:
Electric production fuel and purchased power	45	40	110	107
Electric transmission service	98	100	202	207
Cost of gas sold	22	17	96	81
Other operation and maintenance	108	84	195	169
Depreciation and amortization	119	115	239	230
Taxes other than income taxes	16	15	30	29
Total operating expenses	408	371	872	823
Operating income	67	98	164	207
Other (income) and deductions:
Interest expense	57	52	114	99
Allowance for funds used during construction	(21)	(13)	(40)	(22)
Other	(1)	(2)	(3)	(2)
Total other (income) and deductions	35	37	71	75
Income before income taxes	32	61	93	132
Income tax benefit	(33)	(37)	(66)	(77)
Net income	$65	$98	$159	$209
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$7
Accounts receivable, less allowance for expected credit losses	117	185
Production fuel, at weighted average cost	25	18
Gas stored underground, at weighted average cost	12	24
Materials and supplies, at weighted average cost	118	111
Regulatory assets	65	59
Other	94	58
Total current assets	443	462
Property, plant and equipment, net	10,808	10,436
Other assets:
Regulatory assets	1,582	1,557
Deferred charges and other	39	40
Total other assets	1,621	1,597
Total assets	$12,872	$12,495

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$77	$88
Accounts payable	302	232
Accounts payable to associated companies	47	45
Accrued taxes	66	53
Accrued interest	46	47
Regulatory liabilities	34	41
Other	89	80
Total current liabilities	661	586
Long-term debt, net	4,732	4,680
Other liabilities:
Deferred tax liabilities	1,314	1,278
Regulatory liabilities	517	545
Pension and other benefit obligations	26	30
Other	549	532
Total other liabilities	2,406	2,385
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,647	3,497
Retained earnings	1,393	1,314
Total Interstate Power and Light Company common equity	5,073	4,844
Total liabilities and equity	$12,872	$12,495

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$159	$209
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	239	230
Deferred tax benefit and tax credits	(59)	(59)
Other	(28)	(14)
Other changes in assets and liabilities:
Accounts receivable	(218)	(273)
Derivative assets	(41)	(21)
Regulatory assets	(42)	(47)
Accounts payable	38	7
Deferred income taxes (a)	70	98
Other	22	(22)
Net cash flows from operating activities	140	108
Cash flows used for investing activities:
Construction and acquisition expenditures	(491)	(628)
Cash receipts on sold receivables	264	198
Other	(15)	(11)
Net cash flows used for investing activities	(242)	(441)
Cash flows from financing activities:
Common stock dividends	(80)	(180)
Capital contributions from parent	150	145
Proceeds from issuance of long-term debt	—	594
Net change in commercial paper	39	(50)
Other	(2)	(1)
Net cash flows from financing activities	107	508
Net increase in cash, cash equivalents and restricted cash	5	175
Cash, cash equivalents and restricted cash at beginning of period	7	29
Cash, cash equivalents and restricted cash at end of period	$12	$204
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($115)	($97)
Income taxes, net (a)	$79	$68
Significant non-cash investing and financing activities:
Accrued capital expenditures	$137	$149
Beneficial interest obtained in exchange for securitized accounts receivable	$95	$235

(a)2026 and 2025 include $58 million and $73 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Electric utility	$430	$433	$881	$855
Gas utility	39	36	187	158
Other	1	—	2	1
Total revenues	470	469	1,070	1,014
Operating expenses:
Electric production fuel and purchased power	87	110	191	218
Electric transmission service	57	51	112	101
Cost of gas sold	15	13	114	86
Other operation and maintenance	87	72	169	137
Depreciation and amortization	98	90	198	183
Taxes other than income taxes	16	15	31	29
Total operating expenses	360	351	815	754
Operating income	110	118	255	260
Other (income) and deductions:
Interest expense	49	43	97	86
Allowance for funds used during construction	(10)	(10)	(21)	(19)
Other	(1)	3	(1)	5
Total other (income) and deductions	38	36	75	72
Income before income taxes	72	82	180	188
Income tax benefit	(6)	(5)	(15)	(10)
Net income	$78	$87	$195	$198
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$37
Accounts receivable, less allowance for expected credit losses	247	273
Production fuel, at weighted average cost	35	28
Gas stored underground, at weighted average cost	18	25
Materials and supplies, at weighted average cost	88	81
Regulatory assets	107	96
Prepaid gross receipts tax	55	52
Income taxes receivable	45	1
Other	54	58
Total current assets	661	651
Property, plant and equipment, net	9,729	9,363
Other assets:
Regulatory assets	557	562
Deferred charges and other	99	79
Total other assets	656	641
Total assets	$11,046	$10,655

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$83	$—
Accounts payable	258	197
Accrued interest	45	46
Regulatory liabilities	46	47
Other	105	105
Total current liabilities	537	395
Long-term debt, net	3,671	3,669
Other liabilities:
Deferred tax liabilities	881	861
Regulatory liabilities	532	568
Pension and other benefit obligations	68	75
Other	796	712
Total other liabilities	2,277	2,216
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,713	2,613
Retained earnings	1,782	1,696
Total Wisconsin Power and Light Company common equity	4,561	4,375
Total liabilities and equity	$11,046	$10,655

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$195	$198
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	198	183
Deferred tax benefit and tax credits	(25)	(43)
Other	3	(4)
Other changes in assets and liabilities:
Accounts receivable	45	(33)
Income taxes receivable	(44)	17
Regulatory liabilities	1	65
Other (a)	(18)	(46)
Net cash flows from operating activities	355	337
Cash flows used for investing activities:
Construction and acquisition expenditures	(422)	(348)
Other	(29)	(14)
Net cash flows used for investing activities	(451)	(362)
Cash flows from (used for) financing activities:
Common stock dividends	(109)	(119)
Capital contributions from parent	100	—
Net change in commercial paper	83	109
Other	(3)	(6)
Net cash flows from (used for) financing activities	71	(16)
Net decrease in cash, cash equivalents and restricted cash	(25)	(41)
Cash, cash equivalents and restricted cash at beginning of period	37	51
Cash, cash equivalents and restricted cash at end of period	$12	$10
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($97)	($88)
Income taxes, net (a)	($19)	$8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$129	$48

(a)2026 and 2025 include $44 million and $24 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes.

Note 1(b) Leases -
Finance Leases - WPL is currently leasing the Sheboygan Falls Energy Facility from AEF’s Non-utility Generation business. WPL is responsible for the operation of the EGU and has exclusive rights to its output. In the second quarter of 2026, WPL’s rent payments increased following the completion of the Sheboygan Falls Unit 2 advanced gas path project, which increased the efficiency and capacity of the Sheboygan Falls Energy Facility, resulting in a lease modification and remeasurement, which increased both “Property, plant and equipment, net” and “Other liabilities” by approximately $70 million on WPL’s balance sheet. For Alliant Energy, the leased Sheboygan Falls Energy Facility is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s balance sheet.

NOTE 1(c) New Accounting Standards -
Environmental Credits - In May 2026, the Financial Accounting Standards Board issued an accounting standard that establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The standard requires environmental credits to be evaluated based on their intended use in determining whether the costs of such credits are recognized as assets and how those assets are subsequently measured. The standard also establishes a framework for recognizing and measuring environmental credit obligations and requires expanded annual and interim disclosures regarding environmental credits and environmental credit obligations, including information about the nature, intended use, measurement and settlement of environmental credits and related obligations. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2028. Upon adoption, the standard is required to be applied retrospectively through a cumulative-effect adjustment to the opening retained earnings balance as of January 1, 2028. Alliant Energy, IPL and WPL are currently evaluating the impact of this standard on their financial condition and results of operations and do not currently anticipate a material increase in environmental credit assets or environmental credit obligations upon adoption.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Tax-related	$1,100	$1,089	$969	$949	$131	$140
Asset retirement obligations	483	455	328	312	155	143
Pension and OPEB costs	265	274	132	136	133	138
Assets retired early	147	158	140	149	7	9
Derivatives	75	52	24	12	51	40
Non-service pension and OPEB costs	58	57	21	21	37	36
WPL’s Western Wisconsin gas distribution expansion investments	38	39	—	—	38	39
Other	145	150	33	37	112	113
	$2,311	$2,274	$1,647	$1,616	$664	$658

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Tax-related	$662	$690	$286	$304	$376	$386
Cost of removal obligations	340	366	208	217	132	149
Derivatives	35	47	20	26	15	21
Commodity cost recovery	28	13	10	5	18	8
Other	64	85	27	34	37	51
	$1,129	$1,201	$551	$586	$578	$615

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2026, IPL amended and extended through March 2029 the purchase commitment from the third party to which it sells receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Under the amended Receivables Agreement, the limit on cash proceeds fluctuates between $5 million and $180 million, which IPL may change periodically throughout the year. As of June 30, 2026, the limit on cash proceeds was $138 million and IPL had no available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2026	2025	2026	2025
Maximum outstanding aggregate cash proceeds	$142	$110	$142	$110
Average outstanding aggregate cash proceeds	105	60	96	84

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2026	December 31, 2025
Customer accounts receivable	$140	$147
Unbilled utility revenues	107	104
Receivables sold to third party	247	251
Less: cash proceeds	138	110
Deferred proceeds	109	141
Less: allowance for expected credit losses	14	15
Fair value of deferred proceeds	$95	$126
Outstanding receivables past due	$19	$21

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2026	2025	2026	2025
Collections	$482	$445	$1,096	$1,052
Write-offs, net of recoveries	2	2	5	4

Effective July 2026, the limit on cash proceeds under the Receivables Agreement is $180 million.

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2026	2025	2026	2025
ATC Holdings	($17)	($14)	($33)	($28)
Non-utility wind farm in Oklahoma	(4)	(3)	(7)	(4)
Corporate venture investments (a)	(22)	7	(24)	11
Other	—	—	(1)	(2)
	($43)	($10)	($65)	($23)

(a)Alliant Energy reports its share of equity earnings from certain corporate venture fund investments on a one-quarter lag. Equity earnings for the three and six months ended June 30, 2026 were primarily driven by increased valuations of certain underlying investments within the venture funds, including an investment in a company that provides onsite power solutions. In June 2026, the onsite power solutions company completed an initial public offering. Due to the one-quarter reporting lag, the financial effects of the initial public offering are expected to be recognized in Alliant Energy’s equity earnings in the third quarter of 2026.

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2026	257,137,261
At-the-market offering program	929,759
Shareowner Direct Plan	155,122
Equity-based compensation plans	227,746
Convertible debt settlement (Refer to Note 6 for details)	834,811
Shares outstanding, June 30, 2026	259,284,699

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

Alliant Energy entered into forward sale agreements under its 2026 at-the-market offering program with various counterparties who, for the three months ended June 30, 2026, borrowed and sold an aggregate of 6,550,857 shares of Alliant Energy common stock at an aggregate gross sales price of $482 million, including approximately $4 million in commissions, to the counterparties payable by Alliant Energy when the forward sale agreements are settled. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy currently expects to settle the forward sale agreements prior to December 31, 2028 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of June 30, 2026, the weighted-average forward price, net of commissions, was $72.89 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of June 30, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2026 at-the-market offering program with physical delivery of 6,912,857 shares of Alliant Energy common stock to the counterparties in exchange for cash of $504 million.

During the three months ended June 30, 2026, Alliant Energy physically settled its obligations under various forward sale agreements entered into under its 2025 at-the-market offering program with the issuance and delivery of 929,759 shares of common stock at a weighted average forward sale price of $63.24 per share, net of commissions. Alliant Energy received net proceeds of $59 million, which were recorded in equity on Alliant Energy’s balance sheet. Alliant Energy used the net proceeds for general corporate purposes, which included repayment of commercial paper. Alliant Energy currently expects to settle the remainder of the 2025 at-the-market offering program forward sale agreements in 2026 and 2027 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of June 30, 2026, the weighted-average forward price, net of commissions, of all of the outstanding forward agreements under the 2025 at-the-market offering was $66.06 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of June 30, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2025 at-the-market offering program with physical delivery of 18,668,448 shares of Alliant Energy common stock to the counterparties in exchange for cash of $1,233 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. For the three and six months ended June 30, 2026, 1,741,407 and 46,957 incremental shares were included in the calculation of diluted EPS related to the securities under the forward sale agreements for the 2025 and 2026 at-the-market offering programs, respectively.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Three Months Ended June 30, 2026
Beginning balance, March 31, 2026	$3	$3,101	$4,330	$2	($14)	$7,422
Net income attributable to Alliant Energy common shareowners			170			170
Common stock dividends ($0.535 per share)			(137)			(137)
Shareowner Direct Plan issuances		5				5
At-the-market offering program issuances		59				59
Equity-based compensation plans and other		9				9
Other comprehensive income, net of tax				1		1
Ending balance, June 30, 2026	$3	$3,174	$4,363	$3	($14)	$7,529
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$3	$3,066	$4,037	$—	($13)	$7,093
Net income attributable to Alliant Energy common shareowners			174			174
Common stock dividends ($0.5075 per share)			(131)			(131)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		3				3
Ending balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Six Months Ended June 30, 2026
Beginning balance, December 31, 2025	$3	$3,101	$4,243	$1	($14)	$7,334
Net income attributable to Alliant Energy common shareowners			394			394
Common stock dividends ($1.07 per share)			(274)			(274)
Shareowner Direct Plan issuances		11				11
At-the-market offering program issuances		59				59
Equity-based compensation plans and other		3				3
Other comprehensive income, net of tax				2		2
Ending balance, June 30, 2026	$3	$3,174	$4,363	$3	($14)	$7,529
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			387			387
Common stock dividends ($1.015 per share)			(261)			(261)
Shareowner Direct Plan issuances		12				12
Equity-based compensation plans and other		3			1	4
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2026
Beginning balance, March 31, 2026	$33	$3,622	$1,368	$5,023
Net income			65	65
Common stock dividends			(40)	(40)
Capital contributions from parent		25		25
Ending balance, June 30, 2026	$33	$3,647	$1,393	$5,073
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$33	$3,257	$1,237	$4,527
Net income			98	98
Common stock dividends			(90)	(90)
Capital contributions from parent		100		100
Ending balance, June 30, 2025	$33	$3,357	$1,245	$4,635

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2026
Beginning balance, December 31, 2025	$33	$3,497	$1,314	$4,844
Net income			159	159
Common stock dividends			(80)	(80)
Capital contributions from parent		150		150
Ending balance, June 30, 2026	$33	$3,647	$1,393	$5,073
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			209	209
Common stock dividends			(180)	(180)
Capital contributions from parent		145		145
Ending balance, June 30, 2025	$33	$3,357	$1,245	$4,635

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended June 30, 2026
Beginning balance, March 31, 2026	$66	$2,638	$1,758	$4,462
Net income			78	78
Common stock dividends			(54)	(54)
Capital contributions from parent		75		75
Ending balance, June 30, 2026	$66	$2,713	$1,782	$4,561
Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$66	$2,533	$1,537	$4,136
Net income			87	87
Common stock dividends			(43)	(43)
Ending balance, June 30, 2025	$66	$2,533	$1,581	$4,180

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Six Months Ended June 30, 2026
Beginning balance, December 31, 2025	$66	$2,613	$1,696	$4,375
Net income			195	195
Common stock dividends			(109)	(109)
Capital contributions from parent		100		100
Ending balance, June 30, 2026	$66	$2,713	$1,782	$4,561
Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			198	198
Common stock dividends			(119)	(119)
Ending balance, June 30, 2025	$66	$2,533	$1,581	$4,180

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

June 30, 2026	Alliant Energy	IPL	WPL
Amount outstanding	$708	$77	$83
Weighted average interest rates	3.9%	3.9%	3.9%
Available credit facility capacity (a)	$542	$173	$217

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2026	2025	2026	2025	2026	2025
Maximum amount outstanding (based on daily outstanding balances)	$732	$741	$77	$141	$110	$292
Average amount outstanding (based on daily outstanding balances)	$569	$449	$12	$33	$47	$225
Weighted average interest rates	3.9%	4.6%	3.9%	4.6%	3.9%	4.6%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$732	$741	$103	$141	$110	$292
Average amount outstanding (based on daily outstanding balances)	$347	$495	$29	$43	$24	$193
Weighted average interest rates	3.9%	4.6%	3.8%	4.6%	3.9%	4.6%
(a)Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2026.

In March 2026, Alliant Energy entered into a $400 million variable rate (4.5% as of June 30, 2026) term loan credit agreement, which matures in March 2027 and is recorded in “Other short-term borrowings” on Alliant Energy’s balance sheet as of June 30, 2026. Alliant Energy’s term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. The proceeds were used for general corporate purposes.

NOTE 6(b) Long-term Debt - As of June 30, 2026, $50 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s balance sheets due to the existence of the long-term single credit facility that back-stops this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2026, this commercial paper balance had a 3.9% interest rate.

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

2028 Notes - In May 2025, Alliant Energy issued $575 million of 3.25% convertible senior notes (the 2028 Notes), which are senior unsecured obligations. As of June 30, 2026, the conditions allowing holders to convert their 2028 Notes were not met, and the 2028 Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of June 30, 2026, the net carrying amount was $570 million, with unamortized debt issuance costs of $5 million, and the estimated fair value (Level 2) was $630 million. For the three and six months ended June 30, 2026, there were no shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the 2028 Notes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2026	2025	2026	2025	2026	2025
Electric Utility:
Retail - residential	$309	$295	$151	$142	$158	$153
Retail - commercial	221	211	143	135	78	76
Retail - industrial	251	240	126	118	125	122
Wholesale	36	49	—	14	36	35
Bulk power and other	44	56	11	9	33	47
Total Electric Utility	861	851	431	418	430	433
Gas Utility:
Retail - residential	44	41	23	21	21	20
Retail - commercial	25	20	13	10	12	10
Retail - industrial	3	3	2	2	1	1
Transportation/other	10	12	5	7	5	5
Total Gas Utility	82	76	43	40	39	36
Other Utility:
Steam (a)	—	9	—	9	—	—
Other utility	2	2	1	2	1	—
Total Other Utility	2	11	1	11	1	—
Non-Utility and Other:
Travero and other	26	23	—	—	—	—
Total Non-Utility and Other	26	23	—	—	—	—
Total revenues	$971	$961	$475	$469	$470	$469

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2026	2025	2026	2025	2026	2025
Electric Utility:
Retail - residential	$641	$618	$311	$297	$330	$321
Retail - commercial	442	425	285	271	157	154
Retail - industrial	491	475	249	236	242	239
Wholesale	71	97	—	28	71	69
Bulk power and other	103	88	22	16	81	72
Total Electric Utility	1,748	1,703	867	848	881	855
Gas Utility:
Retail - residential	206	188	99	95	107	93
Retail - commercial	111	94	48	43	63	51
Retail - industrial	9	8	4	4	5	4
Transportation/other	27	26	15	16	12	10
Total Gas Utility	353	316	166	158	187	158
Other Utility:
Steam (a)	—	19	—	19	—	—
Other utility	5	6	3	5	2	1
Total Other Utility	5	25	3	24	2	1
Non-Utility and Other:
Travero and other	49	44	—	—	—	—
Total Non-Utility and Other	49	44	—	—	—	—
Total revenues	$2,155	$2,088	$1,036	$1,030	$1,070	$1,014

(a)IPL was engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa, which were each under contract through 2025 for taking minimum quantities of annual steam usage. Subsequent to December 31, 2025, IPL exited the steam business.

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, net of federal benefits (primarily from state income taxes in Iowa and Wisconsin), production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the three and six months ended June 30, 2026 were additional tax credits during 2026 from renewable generation and energy storage projects previously placed in service, as well as projects currently expected to be placed in service during 2026. Alliant Energy’s effective income tax rate for the six months ended June 30, 2026 was also impacted by changes in state income tax apportionment.

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Overall income tax rate	(44%)	(33%)	(41%)	(31%)	(103%)	(61%)	(71%)	(58%)	(8%)	(6%)	(8%)	(5%)

Deferred Tax Assets and Liabilities -
Carryforwards - At June 30, 2026, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
Federal net operating losses	Indefinite	$47	$14	$—
State net operating losses	2026-2046	360	7	1
Federal tax credits	2034-2046	700	461	224

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$2	$2	$—	$1	$—	$1
Interest cost	11	12	22	23	2	2	4	4
Expected return on plan assets	(14)	(14)	(28)	(27)	(1)	(2)	(2)	(3)
Amortization of actuarial loss	5	5	9	11	—	—	—	—
	$3	$4	$5	$9	$1	$1	$2	$2

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$—	$1	$1	$—	$—	$—	$—
Interest cost	5	5	10	10	1	1	2	2
Expected return on plan assets	(6)	(6)	(12)	(12)	(1)	(1)	(2)	(2)
Amortization of actuarial loss	1	2	3	4	—	—	—	—
	$1	$1	$2	$3	$—	$—	$—	$—

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$1	$—	$1	$—	$—	$—	$—
Interest cost	5	5	10	10	—	—	1	1
Expected return on plan assets	(6)	(6)	(12)	(12)	—	—	—	—
Amortization of actuarial loss	2	2	4	5	—	—	—	—
	$1	$2	$2	$4	$—	$—	$1	$1

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Compensation expense	$10	$3	$16	$7	$5	$2	$8	$4	$4	$1	$7	$3
Income tax benefits	—	1	1	2	—	—	—	1	—	—	—	1

As of June 30, 2026, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $26 million, $13 million and $12 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the six months ended June 30, 2026, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be settled in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	118,637	$75.27
Performance shares (net income metric)	118,637	70.06
Restricted stock units	98,600	70.17

For the three and six months ended June 30, 2026, 675,838 shares were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - Gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas
	MWhs	Years	MWhs	Years	Dths	Years
June 30, 2026
Alliant Energy	1,232	2026-2028	24,263	2026-2027	147,110	2026-2032
IPL	726	2026-2028	9,512	2026-2027	71,421	2026-2031
WPL	506	2026-2027	14,751	2026-2027	75,689	2026-2032
December 31, 2025
Alliant Energy	1,682	2026	11,332	2026	140,731	2026-2032
IPL	634	2026	4,482	2026	60,773	2026-2030
WPL	1,048	2026	6,850	2026	79,958	2026-2032

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current derivative assets	$111	$49	$79	$33	$32	$16
Non-current derivative assets	10	20	6	11	4	9
Current derivative liabilities	38	25	15	9	23	16
Non-current derivative liabilities	33	26	6	2	27	24

During the six months ended June 30, 2026, Alliant Energy’s, IPL’s and WPL’s current derivative assets increased primarily due to new FTRs resulting from the annual FTR auction in the second quarter of 2026 operated by MISO. Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At June 30, 2026 and December 31, 2025, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2026
Derivative assets	$121	$114	$85	$80	$36	$34
Derivative liabilities	71	64	21	16	50	48
December 31, 2025
Derivative assets	69	59	44	40	25	19
Derivative liabilities	51	41	11	7	40	34

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

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	June 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$411	$411	$—	$—	$411
Commodity derivatives	121	—	18	103	121	69	—	36	33	69
Interest rate derivatives	4	—	4	—	4	1	—	1	—	1
Deferred proceeds	95	—	—	95	95	126	—	—	126	126
Liabilities:
Commodity derivatives	71	—	71	—	71	51	—	50	1	51
Long-term debt (incl. current maturities)	11,010	—	10,650	—	10,650	12,028	—	11,748	—	11,748

IPL	June 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Commodity derivatives	$85	$—	$10	$75	$85	$44	$—	$18	$26	$44
Deferred proceeds	95	—	—	95	95	126	—	—	126	126
Liabilities:
Commodity derivatives	21	—	21	—	21	11	—	10	1	11
Long-term debt	4,732	—	4,456	—	4,456	4,680	—	4,445	—	4,445

WPL	June 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$25	$25	$—	$—	$25
Commodity derivatives	36	—	8	28	36	25	—	18	7	25
Liabilities:
Commodity derivatives	50	—	50	—	50	40	—	40	—	40
Long-term debt	3,671	—	3,538	—	3,538	3,669	—	3,575	—	3,575

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2026	2025	2026	2025
Beginning balance, April 1	$16	$9	$208	$86
Total net gains included in changes in net assets (realized/unrealized)	12	10	—	—
Purchases	91	50	—	—
Sales	(3)	(1)	—	—
Settlements (a)	(13)	(12)	(113)	149
Ending balance, June 30	$103	$56	$95	$235
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$12	$10	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2026	2025	2026	2025
Beginning balance, January 1	$32	$25	$126	$163
Total net gains included in changes in net assets (realized/unrealized)	15	8	—	—
Purchases	91	50	—	—
Sales	(3)	(1)	—	—
Settlements (a)	(32)	(26)	(31)	72
Ending balance, June 30	$103	$56	$95	$235
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$15	$8	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2026	2025	2026	2025
Beginning balance, April 1	$13	$9	$208	$86
Total net gains included in changes in net assets (realized/unrealized)	5	6	—	—
Purchases	69	40	—	—
Sales	(2)	(1)	—	—
Settlements (a)	(10)	(10)	(113)	149
Ending balance, June 30	$75	$44	$95	$235
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$5	$6	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2026	2025	2026	2025
Beginning balance, January 1	$25	$20	$126	$163
Total net gains included in changes in net assets (realized/unrealized)	7	6	—	—
Purchases	69	40	—	—
Sales	(2)	(1)	—	—
Settlements (a)	(24)	(21)	(31)	72
Ending balance, June 30	$75	$44	$95	$235
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$7	$6	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2026	2025
Beginning balance, April 1	$3	$—
Total net gains included in changes in net assets (realized/unrealized)	7	4
Purchases	22	10
Sales	(1)	—
Settlements	(3)	(2)
Ending balance, June 30	$28	$12
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$7	$4

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2026	2025
Beginning balance, January 1	$7	$5
Total net gains included in changes in net assets (realized/unrealized)	8	2
Purchases	22	10
Sales	(1)	—
Settlements	(8)	(5)
Ending balance, June 30	$28	$12
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30	$8	$2

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2026	$3	$100	$3	$72	$—	$28
December 31, 2025	3	29	3	22	—	7

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including expansion of IPL’s gas generation, IPL’s and WPL’s expansion of energy storage and repowering projects at WPL’s Bent Tree Energy Facility. At June 30, 2026, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $278 million, $171 million and $106 million, respectively.

Tariff-Related Costs - In February 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not provide the Executive Branch of the U.S. government with authority to impose tariffs, and, in March 2026, the Court of International Trade ordered Customs and Border Protection to refund IEEPA tariffs previously collected. Certain third-party suppliers engaged by IPL and WPL act as importers of record and may be eligible for refunds of tariffs previously paid. Alliant Energy, IPL and WPL are currently evaluating the potential recovery of tariff-related costs, which could reduce amounts previously capitalized as part of the construction of generation and energy storage facilities. Due to uncertainty regarding the eligibility, timing and amount of tariff-related cost recoveries, Alliant Energy, IPL and WPL concluded that recovery is not probable and therefore have not recognized any amounts related to potential tariff cost recoveries as of June 30, 2026.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Purchased power commitments primarily relate to minimum payments associated with electric generating capacity agreements. In addition, there are various purchase commitments associated with other goods and services. At June 30, 2026, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but require payment when electricity is generated by the provider and amounts for future commitments to deliver power to electric customers that do not have current minimum thresholds but will be billed for requirements when power is provided, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,156	$484	$672
Coal	162	89	73
Purchased power	180	180	—
Other (a)	107	55	25
	$1,605	$808	$770

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2026.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of June 30, 2026, the currently known partnership obligations for the abandonment obligations are estimated at $92 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of June 30, 2026 and December 31, 2025.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $35 million as of June 30, 2026 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of June 30, 2026 and December 31, 2025.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of June 30, 2026, IPL and WPL provided indemnifications associated with $391 million and $310 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of June 30, 2026, IPL’s and WPL’s related guarantees were approximately $184 million and $103 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of June 30, 2026 and December 31, 2025.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At June 30, 2026, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

NOTE 12(e) Collective Bargaining Agreements - At June 30, 2026, employees covered by collective bargaining agreements represented 57%, 73% and 85% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2026, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expired, representing 29% and 85% of total employees of Alliant Energy and WPL, respectively. While the process to renew the agreement is underway and a tentative agreement has been reached, Alliant Energy and WPL are currently unable to predict the outcome.

NOTE 13. SEGMENTS OF BUSINESS
Alliant Energy’s two reportable segments are IPL and WPL. Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended June 30, 2026	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$431	$430	$861	N/A	$861
Gas utility revenues	43	39	82	N/A	82
Other revenues	1	1	2	$26	28
Total revenues	475	470	945	26	971
Electric production fuel and purchased power expense	45	87	132	N/A	132
Electric transmission service expense	98	57	155	N/A	155
Cost of gas sold expense	22	15	37	N/A	37
Other operation and maintenance expense	108	87	195	14	209
Other segment items:
Depreciation and amortization expense	119	98	217	3	220
Interest expense	57	49	106	37	143
Equity income from unconsolidated investments, net	—	(1)	(1)	(42)	(43)
Income tax benefit	(33)	(6)	(39)	(13)	(52)
Other (a)	(6)	6	—	—	—
Net income	65	78	143	27	170
Total assets (as of June 30, 2026)	12,872	11,046	23,918	1,400	25,318
Investments in equity method subsidiaries (as of June 30, 2026)	4	20	24	713	737
Construction and acquisition expenditures	293	278	571	37	608

	Utility
			Total		Alliant
Three Months Ended June 30, 2025			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$418	$433	$851	N/A	$851
Gas utility revenues	40	36	76	N/A	76
Other revenues	11	—	11	$23	34
Total revenues	469	469	938	23	961
Electric production fuel and purchased power expense	40	110	150	N/A	150
Electric transmission service expense	100	51	151	N/A	151
Cost of gas sold expense	17	13	30	N/A	30
Other operation and maintenance expense	84	72	156	12	168
Other segment items:
Depreciation and amortization expense	115	90	205	3	208
Interest expense	52	43	95	29	124
Equity income from unconsolidated investments, net	—	(1)	(1)	(9)	(10)
Income tax benefit	(37)	(5)	(42)	(1)	(43)
Other (a)	—	9	9	—	9
Net income (loss)	98	87	185	(11)	174
Total assets (as of June 30, 2025)	12,180	10,236	22,416	1,334	23,750
Investments in equity method subsidiaries (as of June 30, 2025)	5	18	23	622	645
Construction and acquisition expenditures	252	170	422	61	483

	Utility
			Total		Alliant
			Reportable		Energy
Six Months Ended June 30, 2026	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$867	$881	$1,748	N/A	$1,748
Gas utility revenues	166	187	353	N/A	353
Other revenues	3	2	5	$49	54
Total revenues	1,036	1,070	2,106	49	2,155
Electric production fuel and purchased power expense	110	191	301	N/A	301
Electric transmission service expense	202	112	314	N/A	314
Cost of gas sold expense	96	114	210	N/A	210
Other operation and maintenance expense	195	169	364	26	390
Other segment items:
Depreciation and amortization expense	239	198	437	5	442
Interest expense	114	97	211	74	285
Equity income from unconsolidated investments, net	—	(1)	(1)	(64)	(65)
Income tax benefit	(66)	(15)	(81)	(33)	(114)
Other (a)	(13)	10	(3)	1	(2)
Net income	159	195	354	40	394
Construction and acquisition expenditures	491	422	913	109	1,022

	Utility
			Total		Alliant
Six Months Ended June 30, 2025			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$848	$855	$1,703	N/A	$1,703
Gas utility revenues	158	158	316	N/A	316
Other revenues	24	1	25	$44	69
Total revenues	1,030	1,014	2,044	44	2,088
Electric production fuel and purchased power expense	107	218	325	N/A	325
Electric transmission service expense	207	101	308	N/A	308
Cost of gas sold expense	81	86	167	N/A	167
Other operation and maintenance expense	169	137	306	21	327
Other segment items:
Depreciation and amortization expense	230	183	413	7	420
Interest expense	99	86	185	58	243
Equity income from unconsolidated investments, net	—	(1)	(1)	(22)	(23)
Income tax benefit	(77)	(10)	(87)	(4)	(91)
Other (a)	5	16	21	4	25
Net income (loss)	209	198	407	(20)	387
Construction and acquisition expenditures	628	348	976	89	1,065

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Corporate Services billings	$67	$50	$115	$97	$66	$48	$113	$95
Sales credited	4	1	11	2	25	40	65	62
Purchases billed	110	107	206	200	23	16	34	35

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Net payables to Corporate Services	$145	$135	$85	$84

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2026	2025	2026	2025
ATC billings to WPL	$44	$38	$91	$76
WPL billings to ATC	7	5	16	11

WPL owed ATC net amounts of $12 million as of June 30, 2026 and $10 million as of December 31, 2025.

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
•In March 2026, WPL filed a certificate of authority application with the PSCW for approval to construct, own and install equipment that will maintain and increase the capacity and efficiency of its Riverside Energy Center. A decision from the PSCW is currently expected in the second quarter of 2027.
•In April 2026, IPL filed a certificate of public convenience, use and necessity (GCU Certificate) application with the IUC for approval to construct, own and operate an approximately 720 MW simple-cycle natural gas-fired EGU in Linn County, Iowa. A decision from the IUC is currently expected in the first quarter of 2027.
•In May 2026, IPL filed an application for amendment to its GCU Certificate with the IUC for approval to construct, own and operate up to an additional 125 MW of energy storage at the site of its Whispering Willow - North wind farm. The application seeks to increase the energy storage capacity at the site from the 75 MW previously approved to approximately 200 MW. A decision from the IUC is currently expected in the fourth quarter of 2026.
•In June 2026, the Neenah Unit 2 and Sheboygan Falls Unit 2 advanced gas path projects were completed, which increased the efficiency and capacity at each of these EGUs.
•In July 2026, IPL filed a GCU Certificate application with the IUC for approval to construct, own and operate an approximately 1,200 MW simple-cycle natural gas-fired EGU near the site of its Emery Generating Station, known as the Riverhawk Energy Center. A decision from the IUC is currently expected in the second quarter of 2027.
•In July 2026, the PSCW issued an order authorizing WPL to construct, own and operate the Bent Tree North EGU, an approximately 153 MW wind farm.

Rate Matters:
Large Load Tariff – In connection with its June 2026 approval of an individual customer rate (ICR), the PSCW directed WPL to file a large load tariff applicable to all customers with demand requirements of 100 MW or greater. The tariff must be filed before or concurrently with any future request for approval of an electric service agreement with a customer of 100 MW or greater of demand requirements. The large load tariff must specify the rates, terms and conditions applicable to customers meeting the applicable threshold and describe the standards and protections WPL will apply when evaluating electric service agreements with large load growth customers. In addition, customers served under approved ICRs must be treated as a separate customer class for purposes of future cost-of-service studies in WPL’s next retail electric rate review. The requirement to file a large load tariff did not affect the PSCW’s June 2026 approval of the ICR. Refer to “Growing Customer Demand” for additional information regarding the approved ICR.

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
•In June 2026, the PSCW approved an ICR for a customer who is constructing a data center in WPL’s service territory, subject to certain conditions, including the recognition of demand revenue received prior to WPL’s next retail electric rate review through WPL’s retail electric fuel cost recovery mechanism. Refer to “Rate Matters” for additional information regarding the large load tariff requirements established by the PSCW in connection with its approval of the ICR.

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

Effluent Limitation Guidelines and Standards (ELGs) - In May 2026, the EPA proposed changes to the 2024 ELG Rule, which are currently anticipated to be finalized by the end of 2026. The proposed rule would revise discharge limits for specific categories of wastewater from certain existing steam EGUs. If finalized, the revised limitations would be implemented in the wastewater discharge permits issued by state agencies to affected facilities. Alliant Energy, IPL and WPL continue to evaluate the revised 2024 ELG Rule and are unable to predict with certainty the future outcome or impact of these updates, including resolution of ongoing or potential litigation.

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

	2026		2025
	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$148	$0.57	$190	$0.74
ATC Holdings	12	0.05	10	0.04
Non-utility and Parent	10	0.03	(26)	(0.10)
Alliant Energy Consolidated	$170	$0.65	$174	$0.68

Alliant Energy’s Utilities and Corporate Services net income decreased by $42 million for the three-month period, primarily due to higher other operation and maintenance, financing and depreciation expenses, the timing of income taxes and estimated temperature impacts on retail electric and gas sales. These items were partially offset by higher revenue requirements from IPL’s and WPL’s capital investments.

Alliant Energy’s Non-utility and Parent net income increased $36 million for the three-month period, primarily due to higher equity earnings from corporate venture investments and the timing of income taxes, partially offset by higher financing expense.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$10	$13	($3)	$45	$19	$26
Changes in gas utility (Refer to details below)	6	3	3	37	8	29
Changes in other utility (Refer to Note 7 for details)	(9)	(10)	1	(20)	(21)	1
Changes in non-utility	3	—	—	5	—	—
Changes in total revenues	10	6	1	67	6	56
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	18	(5)	23	24	(3)	27
Changes in electric transmission service (Refer to details below)	(4)	2	(6)	(6)	5	(11)
Changes in cost of gas sold (Refer to details below)	(7)	(5)	(2)	(43)	(15)	(28)
Changes in other operation and maintenance (Refer to details below)	(41)	(24)	(15)	(63)	(26)	(32)
Changes in depreciation and amortization (Higher primarily due to energy storage placed in service in 2025)	(12)	(4)	(8)	(22)	(9)	(15)
Changes in taxes other than income taxes	(2)	(1)	(1)	(2)	(1)	(2)
Changes in total operating expenses	(48)	(37)	(9)	(112)	(49)	(61)
Changes in operating income	(38)	(31)	(8)	(45)	(43)	(5)
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2025)	(19)	(5)	(6)	(42)	(15)	(11)
Changes in equity income from unconsolidated investments, net (Refer to Note 4 for details)	33	—	—	42	—	—
Changes in allowance for funds used during construction (Primarily due to changes in levels of construction work in progress balances related to energy storage and gas generation)	8	8	—	20	18	2
Changes in Other	3	(1)	4	9	1	6
Changes in total other income and deductions	25	2	(2)	29	4	(3)
Changes in income before income taxes	(13)	(29)	(10)	(16)	(39)	(8)
Changes in income taxes (Refer to Note 8 for details)	9	(4)	1	23	(11)	5
Changes in net income	($4)	($33)	($9)	$7	($50)	($3)

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and six months ended June 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$781	$746	5,987	5,926	$72	$64	5,814	6,114
Sales for resale:
Wholesale	36	49	497	651	N/A	N/A	N/A	N/A
Bulk power and other	31	43	1,049	1,176	N/A	N/A	N/A	N/A
Transportation/Other	13	13	13	14	10	12	29,955	27,159
	$861	$851	7,546	7,767	$82	$76	35,769	33,273
Six Months
Retail	$1,574	$1,518	12,124	12,100	$326	$290	28,299	29,936
Sales for resale:
Wholesale	71	97	1,008	1,342	N/A	N/A	N/A	N/A
Bulk power and other	83	69	2,675	2,554	N/A	N/A	N/A	N/A
Transportation/Other	20	19	26	28	27	26	62,769	58,165
	$1,748	$1,703	15,833	16,024	$353	$316	91,068	88,101

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$420	$395	3,275	3,286	$38	$33	2,602	2,667
Sales for resale:
Wholesale	—	14	2	161	N/A	N/A	N/A	N/A
Bulk power and other	3	1	448	301	N/A	N/A	N/A	N/A
Transportation/Other	8	8	7	8	5	7	10,264	10,295
	$431	$418	3,732	3,756	$43	$40	12,866	12,962
Six Months
Retail	$845	$804	6,670	6,724	$151	$142	13,442	14,439
Sales for resale:
Wholesale	—	28	5	343	N/A	N/A	N/A	N/A
Bulk power and other	11	2	992	697	N/A	N/A	N/A	N/A
Transportation/Other	11	14	14	16	15	16	22,189	22,366
	$867	$848	7,681	7,780	$166	$158	35,631	36,805

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$361	$351	2,712	2,640	$34	$31	3,212	3,447
Sales for resale:
Wholesale	36	35	495	490	N/A	N/A	N/A	N/A
Bulk power and other	28	42	601	875	N/A	N/A	N/A	N/A
Transportation/Other	5	5	6	6	5	5	19,691	16,864
	$430	$433	3,814	4,011	$39	$36	22,903	20,311
Six Months
Retail	$729	$714	5,454	5,376	$175	$148	14,857	15,497
Sales for resale:
Wholesale	71	69	1,003	999	N/A	N/A	N/A	N/A
Bulk power and other	72	67	1,683	1,857	N/A	N/A	N/A	N/A
Transportation/Other	9	5	12	12	12	10	40,580	35,799
	$881	$855	8,152	8,244	$187	$158	55,437	51,296

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 1% and remained unchanged for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher sales to commercial and industrial customers at WPL, partially offset by changes in temperatures. Alliant Energy’s retail gas sales volumes decreased 5% and 5% for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to changes in temperatures.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and six months ended June 30 were as follows (in millions):

	Electric						Gas
	Three Months			Six Months			Three Months			Six Months
	2026	2025	Change	2026	2025	Change	2026	2025	Change	2026	2025	Change
IPL	($3)	$4	($7)	($9)	$—	($9)	($1)	($1)	$—	($5)	($3)	($2)
WPL	(6)	3	(9)	(9)	—	(9)	(1)	—	(1)	(3)	(1)	(2)
Total Alliant Energy	($9)	$7	($16)	($18)	$—	($18)	($2)	($1)	($1)	($8)	($4)	($4)

Electric Sales for Resale - Alliant Energy’s and IPL’s wholesale sales volumes decreased for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025.

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements (a)	$26	$—	$26	$53	$—	$53
Higher revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in wholesale revenues and income taxes)	16	16	—	34	34	—
Higher (lower) sales for resale bulk power and other revenues (b)	(12)	2	(14)	14	9	5
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	4	4	—	10	10	—
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(14)	(14)	—	(28)	(28)	—
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses)	(12)	—	(12)	(25)	—	(25)
Estimated changes in sales volumes caused by temperatures	(16)	(7)	(9)	(18)	(9)	(9)
Higher (lower) revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	3	4	(1)	(12)	—	(12)
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (offset by changes in income taxes)	(9)	(9)	—	(10)	(10)	—
Other (primarily due to higher temperature-normalized retail sales)	24	17	7	27	13	14
	$10	$13	($3)	$45	$19	$26

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
(b)Sales for resale bulk power and other revenues decreased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower volumes and lower prices for electricity sold by WPL to MISO wholesale energy markets. Sales for resale bulk power and other revenues increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher volumes and higher prices for electricity sold by IPL and WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$8	$6	$2	$43	$15	$28
Higher revenue requirements (a)	1	—	1	3	—	3
Estimated changes in sales volumes caused by temperatures	(1)	—	(1)	(4)	(2)	(2)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	(3)	(3)	—
Other	(2)	(3)	1	(2)	(2)	—
	$6	$3	$3	$37	$8	$29

(a)In December 2025, the PSCW issued an order authorizing an annual base rate increase of $7 million for WPL’s retail gas customers, covering the 2026 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
(Higher) lower purchased power expense (a)	$11	$15	($4)	$28	$29	($1)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue)	12	—	12	25	—	25
(Higher) lower electric production fuel costs (b)	13	4	9	(22)	(7)	(15)
Changes in regulatory recovery of retail electric fuel-related costs	(17)	(25)	8	(4)	(24)	20
Other	(1)	1	(2)	(3)	(1)	(2)
	$18	($5)	$23	$24	($3)	$27

(a)Purchased power expense decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to lower prices for electricity purchased and lower volumes purchased at IPL.
(b)Electric production fuel costs decreased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower natural gas volumes at IPL and WPL due to lower dispatch of natural gas-fired EGUs and lower coal volumes at WPL due to lower dispatch of coal-fired EGUs, partially offset by higher natural gas prices. Electric production fuel costs increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher natural gas prices and higher natural gas volumes at WPL due to higher dispatch of natural gas-fired EGUs, partially offset by lower coal volumes at WPL due to lower dispatch of coal-fired EGUs and lower natural gas volumes at IPL due to lower dispatch of natural gas-fired EGUs.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	$11	$11	$—	$17	$17	$—
Other (primarily due to changes in transmission service costs provided by third parties)	(15)	(9)	(6)	(23)	(12)	(11)
	($4)	$2	($6)	($6)	$5	($11)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in retail gas volumes and natural gas prices	$—	($1)	$1	($45)	($22)	($23)
Changes in the regulatory recovery of gas costs	(8)	(5)	(3)	3	7	(4)
Other	1	1	—	(1)	—	(1)
	($7)	($5)	($2)	($43)	($15)	($28)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher incentive compensation expense	($16)	($9)	($7)	($20)	($11)	($9)
Higher generation and energy delivery expenses	(2)	(2)	—	(19)	(8)	(11)
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	(5)	(5)	—	(9)	(9)	—
Other	(18)	(8)	(8)	(15)	2	(12)
	($41)	($24)	($15)	($63)	($26)	($32)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2025 Form 10-K has not changed materially, except as described below.

Liquidity Position - At June 30, 2026, Alliant Energy had $25 million of cash and cash equivalents, $542 million ($152 million at the parent company, $173 million at IPL and $217 million at WPL) of available capacity under the single revolving credit facility and no available capacity at IPL under its sales of accounts receivable program.

Capital Structure - The following table shows financial capital structures as of June 30, 2026, as well as an adjusted capitalization structure that Alliant Energy believes is consistent with how a majority of the rating agencies currently view its junior subordinated notes (in millions):

	Alliant Energy		IPL	WPL
	Actual	Adjusted (a)	Actual	Actual
Common equity	$7,529	$7,892	$5,073	$4,561
Long-term debt (including current maturities)	11,010	10,647	4,732	3,671
Short-term debt	1,108	1,108	77	83
Total capitalization	$19,647	$19,647	$9,882	$8,315
Total debt	$12,118	$11,755	$4,809	$3,754
Ratio of debt to total capitalization	62%	60%	49%	45%

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2026	2025	2026	2025	2026	2025
Cash, cash equivalents and restricted cash, January 1	$556	$81	$7	$29	$37	$51
Cash flows from (used for):
Operating activities	481	492	140	108	355	337
Investing activities	(795)	(894)	(242)	(441)	(451)	(362)
Financing activities	(217)	650	107	508	71	(16)
Net increase (decrease)	(531)	248	5	175	(25)	(41)
Cash, cash equivalents and restricted cash, June 30	$25	$329	$12	$204	$12	$10

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the six months ended June 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Changes in interest payments	($54)	($18)	($9)
Timing of WPL’s fuel-related cost recoveries from retail electric customers	(45)	—	(45)
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(28)	(28)	—
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(22)	(11)	(11)
Timing of intercompany payments and receipts	—	2	27
Higher collections from WPL’s retail electric and gas base rate increases	56	—	56
Changes in the sales of accounts receivable at IPL	37	37	—
Higher collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider in 2025	34	34	—
Changes in income taxes paid/received (a)	5	11	(27)
Other (primarily due to other changes in working capital)	6	5	27
	($11)	$32	$18

(a)Refer to the cash flows statements for details of renewable tax credits transferred to other corporate taxpayers during the six months ended June 30, 2026 and 2025.

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the six months ended June 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Changes in the amount of cash receipts on sold receivables	$66	$66	$—
Lower (higher) utility construction and acquisition expenditures (a)	63	137	(74)
Higher non-utility construction and acquisition expenditures	(20)	—	—
Other	(10)	(4)	(15)
	$99	$199	($89)

(a)Largely due to lower expenditures for IPL’s energy storage and refurbishment of existing wind farms, partially offset by higher expenditures for WPL’s refurbishment of existing wind farms.

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the six months ended June 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($1,162)	($594)	$—
Higher payments to retire long-term debt	(1,075)	—	—
Changes in common stock dividends	(13)	100	10
Higher capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	5	100
Net changes in the amount of commercial paper outstanding	936	89	(26)
Higher proceeds from issuance of other short-term borrowings	400	—	—
Higher net proceeds from common stock issuances	58	—	—
Other	(11)	(1)	3
	($867)	($401)	$87

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2026 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended June 30, 2026.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2025 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2026 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
April 1 through April 30	5,201	$73.10	—	N/A
May 1 through May 31	2,639	70.91	—	N/A
June 1 through June 30	7	72.94	—	N/A
	7,847	72.36	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Bylaws

On July 29, 2026, the Board of Directors (the “Board”) of Alliant Energy Corporation (the “Company”) approved an amendment and restatement, effective July 31, 2026 (the “Amendment and Restatement”), of the Amended and Restated Bylaws of the Company, dated November 8, 2022 (the “Bylaws”).

The Amendment and Restatement amends Section 4.4 of the Bylaws to remove provisions relating to (i) the age following which directors are not eligible to be re-elected to the Board and (ii) the process by which a director must provide notice and tender a resignation to the Board following a change in employment, with such topics instead addressed within the Company’s Corporate Governance Guidelines, which are available on the Company’s investor website.

The Amendment and Restatement also amends Section 6.1 of the Bylaws to update the officers required to be elected by the Board to a specified list of officers identified in the Bylaws, together with any executive officers of the Company as defined by the rules and regulations of the Securities and Exchange Commission. Additionally, the Amendment and Restatement contains amendments to Section 6.3 and 6.6, in order to conform to the changes in Section 6.1.

The foregoing description of the Amendment and Restatement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, effective July 31, 2026, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy, effective July 31, 2026
3.2	Amended and Restated Bylaws of IPL, effective July 31, 2026
3.3	Amended and Restated Bylaws of WPL, effective July 31, 2026
31.1	Certification of the Chief Executive Officer for Alliant Energy
31.2	Certification of the Chief Financial Officer for Alliant Energy
31.3	Certification of the Chief Executive Officer for IPL
31.4	Certification of the Chief Financial Officer for IPL
31.5	Certification of the Chief Executive Officer for WPL
31.6	Certification of the Chief Financial Officer for WPL
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of July 2026.

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

