Form 10-Q
period 2026-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2026-10-30
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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
Alliant Energy Corporation - Yes ☐ No ☒
Interstate Power and Light Company - Yes ☐ No ☒
Wisconsin Power and Light Company - Yes ☐ No ☒
Number of shares outstanding of each class of common stock as of September 30, 2026:
Alliant Energy Corporation, Common Stock, $0.01 par value, 259,361,652 shares outstanding
Interstate Power and Light Company, Common Stock, $2.50 par value, 13,370,788 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company, Common Stock, $5 par value, 13,236,601 shares outstanding (all outstanding shares are owned beneficially and of record by Alliant Energy Corporation)

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
•the ability to complete construction of generation and energy storage projects by planned in-service dates, with the expected earnings contributions and within the cost targets set by regulators due to cost increases of and access to materials, equipment and commodities, which could result from tariffs, including previously exempted tariffs related to solar project materials and equipment from certain countries, duties or other assessments, including antidumping or countervailing duties, inflation, labor issues or supply shortages, supply chain disruptions which may result from geopolitical issues, contractor performance, the ability to successfully resolve warranty issues or contract disputes, the ability to obtain adequate generator interconnection agreements to connect the new projects to MISO in a timely manner, the ability to obtain siting and permits from local and state agencies and the ability of ITC Midwest LLC (ITC) and ATC to complete transmission upgrades in a timely manner;
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
•changes to MISO’s interconnection or resource adequacy process establishing capacity planning reserve margin and capacity accreditation requirements that may impact how and when new and existing generating and energy storage facilities may be accredited with energy capacity, may delay the ability to provide service to large load growth customers, and may require IPL and WPL to adjust their current resource plans, to add resources to meet the requirements of MISO’s process or to procure capacity in the market whereby such costs might not be recovered in rates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenues:
Electric utility	$1,202	$1,124	$2,951	$2,828
Gas utility	56	51	408	366
Other utility	1	12	6	37
Non-utility	26	23	75	67
Total revenues	1,285	1,210	3,440	3,298
Operating expenses:
Electric production fuel and purchased power	222	239	522	564
Electric transmission service	176	166	490	474
Cost of gas sold	13	12	223	180
Other operation and maintenance	228	204	618	530
Depreciation and amortization	223	211	665	631
Taxes other than income taxes	34	29	99	91
Total operating expenses	896	861	2,617	2,470
Operating income	389	349	823	828
Other (income) and deductions:
Interest expense	145	128	430	372
Equity income from unconsolidated investments, net	(45)	(18)	(110)	(41)
Allowance for funds used during construction	(38)	(24)	(99)	(65)
Other	(4)	—	(9)	3
Total other (income) and deductions	58	86	212	269
Income before income taxes	331	263	611	559
Income tax benefit	(67)	(18)	(181)	(109)
Net income attributable to Alliant Energy common shareowners	$398	$281	$792	$668
Weighted average number of common shares outstanding:
Basic	259.3	257.0	258.4	256.9
Diluted	261.0	257.8	260.2	257.5
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Basic	$1.53	$1.09	$3.07	$2.60
Diluted	$1.52	$1.09	$3.04	$2.59

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26	$556
Accounts receivable, less allowance for expected credit losses	529	476
Production fuel, at weighted average cost	53	46
Gas stored underground, at weighted average cost	52	49
Materials and supplies, at weighted average cost	221	193
Regulatory assets	196	155
Other	221	222
Total current assets	1,298	1,697
Property, plant and equipment, net	21,607	20,344
Investments:
ATC Holdings	522	463
Other	272	231
Total investments	794	694
Other assets:
Regulatory assets	2,147	2,119
Deferred charges and other	108	137
Total other assets	2,255	2,256
Total assets	$25,954	$24,991

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$374	$1,074
Commercial paper	704	88
Other short-term borrowings	400	—
Accounts payable	599	498
Accrued interest	141	124
Regulatory liabilities	34	88
Other	300	251
Total current liabilities	2,552	2,123
Long-term debt, net (excluding current portion)	11,085	10,954
Other liabilities:
Deferred tax liabilities	2,345	2,310
Regulatory liabilities	1,009	1,113
Pension and other benefit obligations	133	173
Other	1,022	984
Total other liabilities	4,509	4,580
Commitments and contingencies (Note 12)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 480,000,000 shares authorized; 259,361,652 and 257,137,261 shares outstanding	3	3
Additional paid-in capital	3,193	3,101
Retained earnings	4,622	4,243
Accumulated other comprehensive income	5	1
Shares in deferred compensation trust - 360,181 and 367,338 shares at a weighted average cost of $41.28 and $39.05 per share	(15)	(14)
Total Alliant Energy Corporation common equity	7,808	7,334
Total liabilities and equity	$25,954	$24,991

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$792	$668
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	665	631
Deferred tax benefit and tax credits	(199)	(125)
Equity income from unconsolidated investments, net	(110)	(41)
Other	65	43
Other changes in assets and liabilities:
Accounts receivable	(332)	(391)
Regulatory liabilities	(38)	107
Deferred income taxes (a)	141	101
Other	(75)	(93)
Net cash flows from operating activities	909	900
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(1,643)	(1,487)
Other	(163)	(161)
Cash receipts on sold receivables	318	332
Purchases of short-term investments	—	(250)
Other	(50)	(39)
Net cash flows used for investing activities	(1,538)	(1,605)
Cash flows from financing activities:
Common stock dividends	(413)	(391)
Proceeds from issuance of long-term debt	496	2,174
Proceeds from issuance of other short-term borrowings	400	—
Payments to retire long-term debt	(1,075)	(300)
Net change in commercial paper	616	(366)
Other	75	10
Net cash flows from financing activities	99	1,127
Net increase (decrease) in cash, cash equivalents and restricted cash	(530)	422
Cash, cash equivalents and restricted cash at beginning of period	556	81
Cash, cash equivalents and restricted cash at end of period	$26	$503
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($413)	($373)
Income taxes, net (a)	$95	$108
Significant non-cash investing and financing activities:
Accrued capital expenditures	$273	$246
Beneficial interest obtained in exchange for securitized accounts receivable	$193	$231

(a)2026 and 2025 include $102 million and $117 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Electric utility	$631	$608	$1,499	$1,455
Gas utility	32	27	197	185
Steam and other	1	12	4	36
Total revenues	664	647	1,700	1,676
Operating expenses:
Electric production fuel and purchased power	89	106	198	213
Electric transmission service	119	115	320	322
Cost of gas sold	10	7	106	89
Other operation and maintenance	112	108	309	275
Depreciation and amortization	122	116	360	346
Taxes other than income taxes	16	15	47	44
Total operating expenses	468	467	1,340	1,289
Operating income	196	180	360	387
Other (income) and deductions:
Interest expense	60	54	174	154
Allowance for funds used during construction	(26)	(15)	(65)	(37)
Other	(3)	(3)	(7)	(6)
Total other (income) and deductions	31	36	102	111
Income before income taxes	165	144	258	276
Income tax benefit	(86)	(21)	(152)	(98)
Net income	$251	$165	$410	$374
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12	$7
Accounts receivable, less allowance for expected credit losses	261	185
Production fuel, at weighted average cost	20	18
Gas stored underground, at weighted average cost	26	24
Materials and supplies, at weighted average cost	122	111
Regulatory assets	90	59
Other	70	58
Total current assets	601	462
Property, plant and equipment, net	11,146	10,436
Other assets:
Regulatory assets	1,620	1,557
Deferred charges and other	44	40
Total other assets	1,664	1,597
Total assets	$13,411	$12,495

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$88
Accounts payable	293	232
Accounts payable to associated companies	51	45
Accrued taxes	66	53
Accrued interest	56	47
Regulatory liabilities	10	41
Other	95	80
Total current liabilities	571	586
Long-term debt, net	5,179	4,680
Other liabilities:
Deferred tax liabilities	1,273	1,278
Regulatory liabilities	522	545
Pension and other benefit obligations	24	30
Other	558	532
Total other liabilities	2,377	2,385
Commitments and contingencies (Note 12)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33	33
Additional paid-in capital	3,647	3,497
Retained earnings	1,604	1,314
Total Interstate Power and Light Company common equity	5,284	4,844
Total liabilities and equity	$13,411	$12,495

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$410	$374
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	360	346
Deferred tax benefit and tax credits	(128)	(81)
Other	(43)	(16)
Other changes in assets and liabilities:
Accounts receivable	(366)	(392)
Regulatory assets	(110)	(72)
Deferred income taxes (a)	86	134
Other	40	(4)
Net cash flows from operating activities	249	289
Cash flows used for investing activities:
Construction and acquisition expenditures	(968)	(976)
Cash receipts on sold receivables	318	332
Other	(36)	(16)
Net cash flows used for investing activities	(686)	(660)
Cash flows from financing activities:
Common stock dividends	(120)	(270)
Capital contributions from parent	150	285
Proceeds from issuance of long-term debt	496	888
Payments to retire long-term debt	—	(300)
Net change in commercial paper	(88)	(50)
Other	4	(2)
Net cash flows from financing activities	442	551
Net increase in cash, cash equivalents and restricted cash	5	180
Cash, cash equivalents and restricted cash at beginning of period	7	29
Cash, cash equivalents and restricted cash at end of period	$12	$209
Supplemental cash flows information:
Cash (paid) received during the period for:
Interest	($165)	($153)
Income taxes, net (a)	$82	$94
Significant non-cash investing and financing activities:
Accrued capital expenditures	$134	$152
Beneficial interest obtained in exchange for securitized accounts receivable	$193	$231

(a)2026 and 2025 include $58 million and $90 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Electric utility	$571	$516	$1,452	$1,373
Gas utility	24	24	211	181
Other	—	—	2	1
Total revenues	595	540	1,665	1,555
Operating expenses:
Electric production fuel and purchased power	133	133	324	351
Electric transmission service	57	51	170	152
Cost of gas sold	3	5	117	91
Other operation and maintenance	103	84	273	222
Depreciation and amortization	98	92	296	275
Taxes other than income taxes	17	13	47	42
Total operating expenses	411	378	1,227	1,133
Operating income	184	162	438	422
Other (income) and deductions:
Interest expense	49	43	146	129
Allowance for funds used during construction	(12)	(9)	(34)	(28)
Other	(1)	4	(2)	9
Total other (income) and deductions	36	38	110	110
Income before income taxes	148	124	328	312
Income tax expense (benefit)	(8)	1	(23)	(9)
Net income	$156	$123	$351	$321
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13	$37
Accounts receivable, less allowance for expected credit losses	251	273
Production fuel, at weighted average cost	33	28
Gas stored underground, at weighted average cost	26	25
Materials and supplies, at weighted average cost	97	81
Regulatory assets	106	96
Prepaid gross receipts tax	42	52
Other	39	59
Total current assets	607	651
Property, plant and equipment, net	9,952	9,363
Other assets:
Regulatory assets	527	562
Deferred charges and other	37	79
Total other assets	564	641
Total assets	$11,123	$10,655

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$143	$—
Accounts payable	241	197
Accrued interest	46	46
Regulatory liabilities	24	47
Other	113	105
Total current liabilities	567	395
Long-term debt, net	3,672	3,669
Other liabilities:
Deferred tax liabilities	881	861
Regulatory liabilities	487	568
Pension and other benefit obligations	44	75
Other	810	712
Total other liabilities	2,222	2,216
Commitments and contingencies (Note 12)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66	66
Additional paid-in capital	2,713	2,613
Retained earnings	1,883	1,696
Total Wisconsin Power and Light Company common equity	4,662	4,375
Total liabilities and equity	$11,123	$10,655

Refer to accompanying Combined Notes to Condensed Consolidated Financial Statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$351	$321
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	296	275
Deferred tax benefit and tax credits	(85)	(60)
Other	2	(2)
Other changes in assets and liabilities:
Regulatory liabilities	(43)	96
Other (a)	91	(57)
Net cash flows from operating activities	612	573
Cash flows used for investing activities:
Construction and acquisition expenditures	(732)	(511)
Other	18	(19)
Net cash flows used for investing activities	(714)	(530)
Cash flows from (used for) financing activities:
Common stock dividends	(164)	(163)
Capital contributions from parent	100	80
Net change in commercial paper	143	9
Other	(1)	(9)
Net cash flows from (used for) financing activities	78	(83)
Net decrease in cash, cash equivalents and restricted cash	(24)	(40)
Cash, cash equivalents and restricted cash at beginning of period	37	51
Cash, cash equivalents and restricted cash at end of period	$13	$11
Supplemental cash flows information:
Cash paid during the period for:
Interest	($146)	($136)
Income taxes, net (a)	($25)	($7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$132	$89

(a)2026 and 2025 include $44 million and $27 million, respectively, of proceeds from renewable tax credits transferred to other corporate taxpayers.

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

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

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Tax-related	$1,133	$1,089	$1,008	$949	$125	$140
Asset retirement obligations	498	455	336	312	162	143
Pension and OPEB costs	260	274	130	136	130	138
Assets retired early	142	158	136	149	6	9
Derivatives	88	52	36	12	52	40
Non-service pension and OPEB costs	58	57	21	21	37	36
WPL’s Western Wisconsin gas distribution expansion investments	37	39	—	—	37	39
Other	127	150	43	37	84	113
	$2,343	$2,274	$1,710	$1,616	$633	$658

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Tax-related	$609	$690	$298	$304	$311	$386
Cost of removal obligations	323	366	195	217	128	149
Derivatives	23	47	14	26	9	21
Other	88	98	25	39	63	59
	$1,043	$1,201	$532	$586	$511	$615

NOTE 3. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Receivables Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2026, IPL amended and extended through March 2029 the purchase commitment from the third party to which it sells receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. Under the amended Receivables Agreement, the limit on cash proceeds fluctuates between $5 million and $180 million, which IPL may change periodically throughout the year. As of September 30, 2026, the limit on cash proceeds was $60 million and IPL had no available capacity under its sales of accounts receivable program. IPL’s maximum and average outstanding aggregate cash proceeds (based on daily outstanding balances) related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2026	2025	2026	2025
Maximum outstanding aggregate cash proceeds	$180	$110	$180	$110
Average outstanding aggregate cash proceeds	108	28	100	65

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2026	December 31, 2025
Customer accounts receivable	$182	$147
Unbilled utility revenues	86	104
Receivables sold to third party	268	251
Less: cash proceeds	60	110
Deferred proceeds	208	141
Less: allowance for expected credit losses	15	15
Fair value of deferred proceeds	$193	$126
Outstanding receivables past due	$24	$21

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2026	2025	2026	2025
Collections	$670	$681	$1,765	$1,732
Write-offs, net of recoveries	5	5	10	9

NOTE 4. INVESTMENTS
Unconsolidated Equity Investments - Alliant Energy’s equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2026	2025	2026	2025
ATC Holdings	($18)	($15)	($51)	($43)
Non-utility wind farm in Oklahoma	(3)	(2)	(10)	(6)
Corporate venture investments (a)	(24)	(1)	(48)	10
Other	—	—	(1)	(2)
	($45)	($18)	($110)	($41)

(a)Alliant Energy reports its share of equity earnings from certain corporate venture fund investments on a one-quarter lag. Equity earnings for the three and nine months ended September 30, 2026 were primarily driven by increased valuations of certain underlying investments within the venture funds, including an investment in a company that provides onsite power solutions. In June 2026, the onsite power solutions company completed an initial public offering. Due to the one-quarter reporting lag, the financial effects of the initial public offering were recognized in Alliant Energy’s equity earnings in the third quarter of 2026.

NOTE 5. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2026	257,137,261
At-the-market offering program	929,759
Shareowner Direct Plan	231,561
Equity-based compensation plans	228,260
Convertible debt settlement (Refer to Note 6 for details)	834,811
Shares outstanding, September 30, 2026	259,361,652

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

For the three months ended September 30, 2026, Alliant Energy did not enter into any forward sale agreements under its 2026 at-the-market offering program. Alliant Energy has not yet received any proceeds from this program and no amounts have been or will be recorded in equity on Alliant Energy’s balance sheets until the forward sale agreements settle. Alliant Energy currently expects to settle the forward sale agreements prior to December 31, 2028 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of September 30, 2026, the weighted-average forward price, net of commissions, was $72.89 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of September 30, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2026 at-the-market offering program with physical delivery of 6,912,857 shares of Alliant Energy common stock to the counterparties in exchange for cash of $504 million.

During the three months ended September 30, 2026, Alliant Energy did not settle any forward sale agreements under its 2025 at-the-market offering program. During the nine months ended September 30, 2026, Alliant Energy physically settled its obligations under various forward sale agreements entered into under its 2025 at-the-market offering program with the issuance and delivery of 929,759 shares of common stock at a weighted average forward sale price of $63.24 per share, net of commissions. Alliant Energy received net proceeds of $59 million, which were recorded in equity on Alliant Energy’s balance sheet. Alliant Energy used the net proceeds for general corporate purposes, which included repayment of commercial paper. Alliant Energy currently expects to settle the remainder of the 2025 at-the-market offering program forward sale agreements in 2026 and 2027 through physical delivery of shares of common stock in exchange for cash proceeds at the then-applicable forward sale price; however, Alliant Energy may elect cash settlement or net share settlement for all or a portion of the obligations under the forward sale agreements. As of September 30, 2026, the weighted-average forward price, net of commissions, of all of the outstanding forward agreements under the 2025 at-the-market offering program was $66.01 per share and is subject to daily adjustment based on a floating interest rate factor and decreased by other fixed amounts specified in the forward sale agreements. As of September 30, 2026, Alliant Energy could have settled all of its outstanding forward sale agreements under the 2025 at-the-market offering program with physical delivery of 18,668,448 shares of Alliant Energy common stock to the counterparties in exchange for cash of $1,232 million.

Alliant Energy has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of the forward sale agreements, Alliant Energy’s EPS dilution resulting from the agreements, if any, is determined using the treasury stock method. Share dilution occurs when the average market price of Alliant Energy stock during the reporting period is higher than the forward sale price as of the end of the reporting period. For the three and nine months ended September 30, 2026, 1,135,656 and 1,284,411 incremental shares, respectively, related to the forward sale agreements under the 2025 at-the-market offering program were included in the calculation of diluted EPS. For the three and nine months ended September 30, 2026, zero and 15,652 incremental shares, respectively, related to the forward sale agreements under the 2026 at-the-market offering program were included in the calculation of diluted EPS.

Changes in Shareowners’ Equity - A summary of changes in shareowners’ equity was as follows (in millions):

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income	Trust	Equity
Three Months Ended September 30, 2026
Beginning balance, June 30, 2026	$3	$3,174	$4,363	$3	($14)	$7,529
Net income attributable to Alliant Energy common shareowners			398			398
Common stock dividends ($0.535 per share)			(139)			(139)
Shareowner Direct Plan issuances		5				5
Equity-based compensation plans and other		14			(1)	13
Other comprehensive income, net of tax				2		2
Ending balance, September 30, 2026	$3	$3,193	$4,622	$5	($15)	$7,808
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$3	$3,075	$4,080	$—	($13)	$7,145
Net income attributable to Alliant Energy common shareowners			281			281
Common stock dividends ($0.5075 per share)			(130)			(130)
Shareowner Direct Plan issuances		6				6
Equity-based compensation plans and other		6			(1)	5
Ending balance, September 30, 2025	$3	$3,087	$4,231	$—	($14)	$7,307

Alliant Energy				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
Nine Months Ended September 30, 2026
Beginning balance, December 31, 2025	$3	$3,101	$4,243	$1	($14)	$7,334
Net income attributable to Alliant Energy common shareowners			792			792
Common stock dividends ($1.605 per share)			(413)			(413)
Shareowner Direct Plan issuances		16				16
At-the-market offering program issuances		59				59
Equity-based compensation plans and other		17			(1)	16
Other comprehensive income, net of tax				4		4
Ending balance, September 30, 2026	$3	$3,193	$4,622	$5	($15)	$7,808
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$3	$3,060	$3,954	$1	($14)	$7,004
Net income attributable to Alliant Energy common shareowners			668			668
Common stock dividends ($1.5225 per share)			(391)			(391)
Shareowner Direct Plan issuances		18				18
Equity-based compensation plans and other		9				9
Other comprehensive loss, net of tax				(1)		(1)
Ending balance, September 30, 2025	$3	$3,087	$4,231	$—	($14)	$7,307

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2026
Beginning balance, June 30, 2026	$33	$3,647	$1,393	$5,073
Net income			251	251
Common stock dividends			(40)	(40)
Ending balance, September 30, 2026	$33	$3,647	$1,604	$5,284
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$33	$3,357	$1,245	$4,635
Net income			165	165
Common stock dividends			(90)	(90)
Capital contributions from parent		140		140
Ending balance, September 30, 2025	$33	$3,497	$1,320	$4,850

IPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2026
Beginning balance, December 31, 2025	$33	$3,497	$1,314	$4,844
Net income			410	410
Common stock dividends			(120)	(120)
Capital contributions from parent		150		150
Ending balance, September 30, 2026	$33	$3,647	$1,604	$5,284
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$33	$3,212	$1,216	$4,461
Net income			374	374
Common stock dividends			(270)	(270)
Capital contributions from parent		285		285
Ending balance, September 30, 2025	$33	$3,497	$1,320	$4,850

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Three Months Ended September 30, 2026
Beginning balance, June 30, 2026	$66	$2,713	$1,782	$4,561
Net income			156	156
Common stock dividends			(55)	(55)
Ending balance, September 30, 2026	$66	$2,713	$1,883	$4,662
Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$66	$2,533	$1,581	$4,180
Net income			123	123
Common stock dividends			(44)	(44)
Capital contributions from parent		80		80
Ending balance, September 30, 2025	$66	$2,613	$1,660	$4,339

WPL		Additional		Total
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
Nine Months Ended September 30, 2026
Beginning balance, December 31, 2025	$66	$2,613	$1,696	$4,375
Net income			351	351
Common stock dividends			(164)	(164)
Capital contributions from parent		100		100
Ending balance, September 30, 2026	$66	$2,713	$1,883	$4,662
Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$66	$2,533	$1,502	$4,101
Net income			321	321
Common stock dividends			(163)	(163)
Capital contributions from parent		80		80
Ending balance, September 30, 2025	$66	$2,613	$1,660	$4,339

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

September 30, 2026	Alliant Energy	IPL	WPL
Amount outstanding	$704	$—	$143
Weighted average interest rates	4.1%	N/A	4.1%
Available credit facility capacity	$596	$300	$157

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2026	2025	2026	2025	2026	2025
Maximum amount outstanding (based on daily outstanding balances)	$875	$372	$97	$78	$184	$297
Average amount outstanding (based on daily outstanding balances)	$706	$263	$36	$9	$109	$177
Weighted average interest rates	3.9%	4.5%	3.9%	4.6%	3.9%	4.5%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$875	$741	$103	$141	$184	$297
Average amount outstanding (based on daily outstanding balances)	$468	$417	$32	$32	$53	$187
Weighted average interest rates	3.9%	4.6%	3.8%	4.6%	3.9%	4.5%

In March 2026, Alliant Energy entered into a $400 million variable rate (4.5% as of September 30, 2026) term loan credit agreement, which matures in March 2027 and is recorded in “Other short-term borrowings” on Alliant Energy’s balance sheet as of September 30, 2026. Alliant Energy’s term loan credit agreement includes an option to increase the amount outstanding with one or more additional term loans in an aggregate amount not to exceed $100 million. The proceeds were used for general corporate purposes.

In October 2026, Alliant Energy, IPL and WPL reallocated credit facility amounts to $700 million for Alliant Energy at the parent company level, $250 million for IPL and $350 million for WPL, within the $1.3 billion total commitment.

NOTE 6(b) Long-term Debt - In January 2026, AEF retired its $300 million variable rate term loan. In March 2026, AEF retired its $200 million of 1.4% senior notes.

In August 2026, IPL issued $500 million of 5.1% senior debentures due 2031. The net proceeds from this issuance were used to reduce cash amounts received from its sale of accounts receivable program, reduce its outstanding commercial paper, including $50 million of commercial paper classified as long-term debt, and for general corporate purposes.

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

2028 Notes - In May 2025, Alliant Energy issued $575 million of 3.25% convertible senior notes (the 2028 Notes), which are senior unsecured obligations. As of September 30, 2026, the conditions allowing holders to convert their 2028 Notes were not met, and the 2028 Notes were classified as “Long-term debt, net” on Alliant Energy’s balance sheet. As of September 30, 2026, the net carrying amount was $571 million, with unamortized debt issuance costs of $4 million, and the estimated fair value (Level 2) was $573 million. For the three and nine months ended September 30, 2026, there were no shares of Alliant Energy’s common stock related to the potential conversion of the 2028 Notes included in diluted EPS based on Alliant Energy’s average stock prices and the relevant terms of the 2028 Notes.

NOTE 7. REVENUES
Disaggregation of revenues from contracts with customers is provided for each reportable segment (IPL and WPL), as well as by customer class within electric and gas sales, as follows (in millions):

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2026	2025	2026	2025	2026	2025
Electric Utility:
Retail - residential	$443	$408	$233	$215	$210	$193
Retail - commercial	294	282	200	192	94	90
Retail - industrial	318	306	173	167	145	139
Wholesale	45	51	3	11	42	40
Bulk power and other	102	77	22	23	80	54
Total Electric Utility	1,202	1,124	631	608	571	516
Gas Utility:
Retail - residential	26	24	14	12	12	12
Retail - commercial	13	13	8	7	5	6
Retail - industrial	1	1	1	1	—	—
Transportation/other	16	13	9	7	7	6
Total Gas Utility	56	51	32	27	24	24
Other Utility:
Steam (a)	—	9	—	9	—	—
Other utility	1	3	1	3	—	—
Total Other Utility	1	12	1	12	—	—
Non-Utility and Other:
Travero and other	26	23	—	—	—	—
Total Non-Utility and Other	26	23	—	—	—	—
Total revenues	$1,285	$1,210	$664	$647	$595	$540

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2026	2025	2026	2025	2026	2025
Electric Utility:
Retail - residential	$1,085	$1,027	$545	$512	$540	$515
Retail - commercial	736	705	485	462	251	243
Retail - industrial	809	782	422	403	387	379
Wholesale	115	148	3	39	112	109
Bulk power and other	206	166	44	39	162	127
Total Electric Utility	2,951	2,828	1,499	1,455	1,452	1,373
Gas Utility:
Retail - residential	232	211	113	107	119	104
Retail - commercial	124	106	56	49	68	57
Retail - industrial	11	10	6	6	5	4
Transportation/other	41	39	22	23	19	16
Total Gas Utility	408	366	197	185	211	181
Other Utility:
Steam (a)	—	28	—	28	—	—
Other utility	6	9	4	8	2	1
Total Other Utility	6	37	4	36	2	1
Non-Utility and Other:
Travero and other	75	67	—	—	—	—
Total Non-Utility and Other	75	67	—	—	—	—
Total revenues	$3,440	$3,298	$1,700	$1,676	$1,665	$1,555

(a)IPL was engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa, which were each under contract through 2025 for taking minimum quantities of annual steam usage. Subsequent to December 31, 2025, IPL exited the steam business.

NOTE 8. INCOME TAXES
Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income before income taxes. The effective income tax rates were different than the federal statutory rate primarily due to state income taxes, net of federal benefits (primarily from state income taxes in Iowa and Wisconsin), production tax credits, investment tax credits, amortization of excess deferred taxes and the effect of rate-making on property-related differences. Also impacting Alliant Energy’s and IPL’s effective income tax rates for the three and nine months ended September 30, 2026 were additional tax credits during 2026 from renewable generation and energy storage projects previously placed in service, as well as projects currently expected to be placed in service during 2026. Alliant Energy’s effective income tax rate for the nine months ended September 30, 2026 was also impacted by changes in state income tax apportionment.

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Overall income tax rate	(20%)	(7%)	(30%)	(19%)	(52%)	(15%)	(59%)	(36%)	(5%)	1%	(7%)	(3%)

Deferred Tax Assets and Liabilities -
Carryforwards - At September 30, 2026, the carryforwards and expiration dates were estimated as follows (in millions):

	Range of Expiration Dates	Alliant Energy	IPL	WPL
State net operating losses	2026-2046	$235	$7	$1
Federal tax credits (a)	2034-2046	793	567	210

(a)In October 2026, Alliant Energy, IPL and WPL transferred renewable tax credits to other corporate taxpayers for proceeds of $174 million, $107 million and $67 million, respectively.

State Income Tax Apportionment - Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates and estimates of state income tax apportionment. Estimates of state income tax apportionment are supported by historical data and reasonable projections. In the third quarter of 2025, WPL entered into an electric service agreement with a customer who expected to build a data center in WPL’s service territory and as a result, Alliant Energy expected an increase in total state income tax apportionment. Alliant Energy parent company’s deferred tax assets were remeasured, which resulted in a charge of $8 million recorded to income tax expense in Alliant Energy’s income statement and an increase in deferred tax liabilities on Alliant Energy’s balance sheet in the third quarter of 2025. In the first quarter of 2026, the customer selected an alternative data center location in IPL’s service territory, and as a result, the electric service agreement with WPL was terminated and subsequently renegotiated and executed with IPL. Accordingly, Alliant Energy currently expects a decrease in Wisconsin state income tax apportionment and an increase in Iowa state income tax apportionment, primarily due to the change in projected electric utility revenues at WPL and IPL. Alliant Energy parent company’s deferred tax assets were remeasured to reflect the change in estimated state income tax apportionment, which resulted in a $12 million reduction to income tax expense in Alliant Energy’s income statement and a decrease in deferred tax liabilities on Alliant Energy’s balance sheet in the first quarter of 2026.

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

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$3	$3	$1	$—	$1	$1
Interest cost	11	11	33	34	2	2	6	6
Expected return on plan assets	(13)	(13)	(41)	(40)	(2)	—	(4)	(3)
Amortization of prior service credit	(1)	(1)	(1)	(1)	—	—	—	—
Amortization of actuarial loss	4	6	13	17	—	—	—	—
	$2	$4	$7	$13	$1	$2	$3	$4

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	4	5	14	15	—	—	2	2
Expected return on plan assets	(7)	(7)	(19)	(19)	—	(1)	(2)	(3)
Amortization of actuarial loss	2	3	5	7	—	—	—	—
	$—	$2	$2	$5	$—	($1)	$—	($1)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$—	$1	$1	$—	$—	$—	$—
Interest cost	4	5	14	15	1	1	2	2
Expected return on plan assets	(6)	(5)	(18)	(17)	—	(1)	—	(1)
Amortization of actuarial loss	2	3	6	8	—	—	—	—
	$1	$3	$3	$7	$1	$—	$2	$1

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Compensation expense	$13	$6	$29	$13	$7	$3	$15	$7	$6	$2	$14	$6
Income tax benefits	5	2	6	4	3	1	3	2	2	1	3	2

As of September 30, 2026, Alliant Energy’s, IPL’s and WPL’s total unrecognized compensation cost related to share-based compensation awards was $22 million, $11 million and $10 million, respectively, which is expected to be recognized over a weighted average period of between 1 year and 2 years.

For the nine months ended September 30, 2026, performance shares and restricted stock units were granted to key employees under the equity-based compensation plans as follows. These shares and units will be settled in shares of common stock, and are therefore accounted for as equity awards.

		Weighted Average
	Grants	Grant Date Fair Value
Performance shares (total shareowner return metric)	119,279	$75.27
Performance shares (net income metric)	119,279	70.09
Restricted stock units	100,594	70.26

For the three and nine months ended September 30, 2026, 553,011 and 548,134 shares, respectively, were included in the calculation of diluted EPS related to the nonvested equity awards.

NOTE 10. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Notional Amounts - Gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years
September 30, 2026
Alliant Energy	1,639	2026-2028	16,943	2026-2027	150,126	2026-2032	1,600	2027-2030
IPL	814	2026-2028	6,842	2026-2027	71,480	2026-2031	—	—
WPL	825	2026-2028	10,101	2026-2027	78,646	2026-2032	1,600	2027-2030
December 31, 2025
Alliant Energy	1,682	2026	11,332	2026	140,731	2026-2032	—	—
IPL	634	2026	4,482	2026	60,773	2026-2030	—	—
WPL	1,048	2026	6,850	2026	79,958	2026-2032	—	—

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities as follows (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current derivative assets	$67	$49	$50	$33	$17	$16
Non-current derivative assets	11	20	6	11	5	9
Current derivative liabilities	45	25	19	9	26	16
Non-current derivative liabilities	29	26	4	2	25	24

Based on IPL’s and WPL’s cost recovery mechanisms, the changes in the fair value of derivative liabilities/assets result in comparable changes to regulatory assets/liabilities on the balance sheets.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At September 30, 2026 and December 31, 2025, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2026
Derivative assets	$78	$72	$56	$51	$22	$21
Derivative liabilities	74	68	23	18	51	50
December 31, 2025
Derivative assets	69	59	44	40	25	19
Derivative liabilities	51	41	11	7	40	34

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

NOTE 11. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	September 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$2	$2	$—	$—	$2	$411	$411	$—	$—	$411
Commodity derivatives	78	—	15	63	78	69	—	36	33	69
Interest rate derivatives	6	—	6	—	6	1	—	1	—	1
Deferred proceeds	193	—	—	193	193	126	—	—	126	126
Liabilities:
Commodity derivatives	74	—	73	1	74	51	—	50	1	51
Long-term debt (incl. current maturities)	11,459	—	10,549	—	10,549	12,028	—	11,748	—	11,748

IPL	September 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$2	$2	$—	$—	$2	$—	$—	$—	$—	$—
Commodity derivatives	56	—	9	47	56	44	—	18	26	44
Deferred proceeds	193	—	—	193	193	126	—	—	126	126
Liabilities:
Commodity derivatives	23	—	22	1	23	11	—	10	1	11
Long-term debt	5,179	—	4,639	—	4,639	4,680	—	4,445	—	4,445

WPL	September 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Money market fund investments	$—	$—	$—	$—	$—	$25	$25	$—	$—	$25
Commodity derivatives	22	—	6	16	22	25	—	18	7	25
Liabilities:
Commodity derivatives	51	—	51	—	51	40	—	40	—	40
Long-term debt	3,672	—	3,355	—	3,355	3,669	—	3,575	—	3,575

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2026	2025	2026	2025
Beginning balance, July 1	$103	$56	$95	$235
Total net losses included in changes in net assets (realized/unrealized)	(16)	(2)	—	—
Sales	—	(2)	—	—
Settlements (a)	(25)	(13)	98	(4)
Ending balance, September 30	$62	$39	$193	$231
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($16)	($4)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2026	2025	2026	2025
Beginning balance, January 1	$32	$25	$126	$163
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1)	5	—	—
Purchases	91	50	—	—
Sales	(3)	(2)	—	—
Settlements (a)	(57)	(39)	67	68
Ending balance, September 30	$62	$39	$193	$231
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($1)	$4	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2026	2025	2026	2025
Beginning balance, July 1	$75	$44	$95	$235
Total net losses included in changes in net assets (realized/unrealized)	(15)	(5)	—	—
Sales	—	(1)	—	—
Settlements (a)	(14)	(8)	98	(4)
Ending balance, September 30	$46	$30	$193	$231
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30	($15)	($6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2026	2025	2026	2025
Beginning balance, January 1	$25	$20	$126	$163
Total net gains (losses) included in changes in net assets (realized/unrealized)	(8)	1	—	—
Purchases	69	40	—	—
Sales	(2)	(1)	—	—
Settlements (a)	(38)	(30)	67	68
Ending balance, September 30	$46	$30	$193	$231
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($8)	$1	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2026	2025
Beginning balance, July 1	$28	$12
Total net gains (losses) included in changes in net assets (realized/unrealized)	(1)	3
Sales	—	(1)
Settlements	(11)	(5)
Ending balance, September 30	$16	$9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30	($1)	$2

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2026	2025
Beginning balance, January 1	$7	$5
Total net gains included in changes in net assets (realized/unrealized)	7	4
Purchases	22	10
Sales	(1)	(1)
Settlements	(19)	(9)
Ending balance, September 30	$16	$9
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30	$7	$3

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

Commodity Contracts - The fair value of FTRs and natural gas commodity contracts categorized as Level 3 was recognized as net derivative assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2026	$3	$59	$3	$43	$—	$16
December 31, 2025	3	29	3	22	—	7

NOTE 12. COMMITMENTS AND CONTINGENCIES
NOTE 12(a) Capital Purchase Commitments - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including expansion of IPL’s gas generation and IPL’s and WPL’s expansion of energy storage. At September 30, 2026, Alliant Energy’s, IPL’s and WPL’s minimum future commitments for these projects were $318 million, $253 million and $65 million, respectively.

Tariff-Related Costs - In February 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not provide the Executive Branch of the U.S. government with authority to impose tariffs, and, in March 2026, the Court of International Trade ordered Customs and Border Protection to refund certain IEEPA tariffs previously collected. Certain third-party suppliers engaged by IPL and WPL act as importers of record and may be eligible for refunds of tariffs previously paid. At September 30, 2026, Alliant Energy, IPL and WPL concluded that recovery of certain tariff costs was probable. As a result, tariff cost recoveries of $61 million at Alliant Energy, including $47 million at IPL and $14 million at WPL, were recorded as reductions of previously capitalized construction costs associated with energy storage facilities and classified as non-cash investing activities in the statements of cash flows. In October 2026, Alliant Energy received $61 million of cash proceeds related to these tariff cost recoveries, including $47 million at IPL and $14 million at WPL.

NOTE 12(b) Other Purchase Commitments - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Purchased power commitments primarily relate to minimum payments associated with electric generating capacity agreements. In addition, there are various purchase commitments associated with other goods and services. At September 30, 2026, the related minimum future commitments, excluding amounts for purchased power commitments that do not have minimum thresholds but require payment when electricity is generated by the provider and amounts for future commitments to deliver power to electric customers that do not have current minimum thresholds but will be billed for requirements when power is provided, were as follows (in millions):

	Alliant Energy	IPL	WPL
Natural gas	$1,263	$445	$818
Coal	161	77	84
Purchased power	178	178	—
Other (a)	91	45	23
	$1,693	$745	$925

(a)Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2026.

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

Whiting Petroleum previously completed bankruptcy proceedings and business combinations, which substantially reduce the likelihood that Alliant Energy will be obligated to make any payments under these guarantees. As of September 30, 2026, the currently known partnership obligations for the abandonment obligations are estimated at $92 million, which represents Alliant Energy’s currently estimated maximum exposure under the guarantees. Alliant Energy is not currently aware of, nor does it currently expect to incur in the future, any material liabilities related to these guarantees and therefore has not recognized any material liabilities related to these guarantees as of September 30, 2026 and December 31, 2025.

Non-utility Wind Farm in Oklahoma - In 2017, a wholly-owned subsidiary of AEF acquired a cash equity ownership interest in a non-utility wind farm located in Oklahoma. The wind farm provides electricity to a third party under a long-term purchased power agreement (PPA). Alliant Energy provided a parent guarantee of its subsidiary’s indemnification obligations under the related operating agreement and PPA. Alliant Energy’s obligations under the operating agreement were $27 million as of September 30, 2026 and will reduce annually until expiring in July 2047. Alliant Energy’s obligations under the PPA are subject to a maximum limit of $17 million and expire in December 2031, subject to potential extension. Alliant Energy is not aware of any material liabilities related to this guarantee that it is probable that it will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of September 30, 2026 and December 31, 2025.

Transfers of Renewable Tax Credits - IPL and WPL have entered into agreements to transfer renewable tax credits from certain wind, solar and energy storage facilities to other corporate taxpayers in exchange for cash. As of September 30, 2026, IPL and WPL provided indemnifications associated with $391 million and $310 million, respectively, of proceeds for renewable tax credits transferred to other corporate taxpayers in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Alliant Energy, IPL and WPL believe the likelihood of having to make any material cash payments under these indemnifications is remote.

Electric Transmission Infrastructure - IPL and WPL have entered into agreements with their respective electric transmission service providers related to the construction of infrastructure necessary for the data centers that are expected to be built in IPL’s and WPL’s service territories by certain of their customers. If these construction projects were to be terminated prior to the infrastructure being placed in service by the electric transmission service providers, then IPL or WPL must reimburse their respective provider for the related costs incurred to-date. As of September 30, 2026, IPL’s and WPL’s related guarantees were approximately $199 million and $125 million, respectively. Alliant Energy, IPL and WPL are not aware of any material liabilities related to these guarantees that it is probable that they will be obligated to pay and therefore have not recognized any material liabilities related to these guarantees as of September 30, 2026 and December 31, 2025.

NOTE 12(d) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. At September 30, 2026, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, which are not discounted, were as follows (in millions):

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

NOTE 12(e) Collective Bargaining Agreements - In May 2026, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expired. A new agreement was reached in September 2026, which expires May 31, 2030.

NOTE 13. SEGMENTS OF BUSINESS
Alliant Energy’s two reportable segments are IPL and WPL. Certain financial information relating to Alliant Energy’s, IPL’s and WPL’s reportable segments and reconciliation to consolidated amounts, was as follows (in millions):

	Utility
			Total		Alliant
			Reportable		Energy
Three Months Ended September 30, 2026	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$631	$571	$1,202	N/A	$1,202
Gas utility revenues	32	24	56	N/A	56
Other revenues	1	—	1	$26	27
Total revenues	664	595	1,259	26	1,285
Electric production fuel and purchased power expense	89	133	222	N/A	222
Electric transmission service expense	119	57	176	N/A	176
Cost of gas sold expense	10	3	13	N/A	13
Other operation and maintenance expense	112	103	215	13	228
Other segment items:
Depreciation and amortization expense	122	98	220	3	223
Interest expense	60	49	109	36	145
Equity income from unconsolidated investments, net	—	(1)	(1)	(44)	(45)
Income tax expense (benefit)	(86)	(8)	(94)	27	(67)
Other (a)	(13)	5	(8)	—	(8)
Net income (loss)	251	156	407	(9)	398
Total assets (as of September 30, 2026)	13,411	11,123	24,534	1,420	25,954
Investments in equity method subsidiaries (as of September 30, 2026)	4	21	25	750	775
Construction and acquisition expenditures	477	310	787	(3)	784

	Utility
			Total		Alliant
Three Months Ended September 30, 2025			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$608	$516	$1,124	N/A	$1,124
Gas utility revenues	27	24	51	N/A	51
Other revenues	12	—	12	$23	35
Total revenues	647	540	1,187	23	1,210
Electric production fuel and purchased power expense	106	133	239	N/A	239
Electric transmission service expense	115	51	166	N/A	166
Cost of gas sold expense	7	5	12	N/A	12
Other operation and maintenance expense	108	84	192	12	204
Other segment items:
Depreciation and amortization expense	116	92	208	3	211
Interest expense	54	43	97	31	128
Equity income from unconsolidated investments, net	—	(1)	(1)	(17)	(18)
Income tax expense (benefit)	(21)	1	(20)	2	(18)
Other (a)	(3)	9	6	(1)	5
Net income (loss)	165	123	288	(7)	281
Total assets (as of September 30, 2025)	12,433	10,331	22,764	1,863	24,627
Investments in equity method subsidiaries (as of September 30, 2025)	5	19	24	644	668
Construction and acquisition expenditures	348	163	511	72	583

	Utility
			Total		Alliant
			Reportable		Energy
Nine Months Ended September 30, 2026	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,499	$1,452	$2,951	N/A	$2,951
Gas utility revenues	197	211	408	N/A	408
Other revenues	4	2	6	$75	81
Total revenues	1,700	1,665	3,365	75	3,440
Electric production fuel and purchased power expense	198	324	522	N/A	522
Electric transmission service expense	320	170	490	N/A	490
Cost of gas sold expense	106	117	223	N/A	223
Other operation and maintenance expense	309	273	582	36	618
Other segment items:
Depreciation and amortization expense	360	296	656	9	665
Interest expense	174	146	320	110	430
Equity income from unconsolidated investments, net	—	(2)	(2)	(108)	(110)
Income tax benefit	(152)	(23)	(175)	(6)	(181)
Other (a)	(25)	13	(12)	3	(9)
Net income	410	351	761	31	792
Construction and acquisition expenditures	968	732	1,700	106	1,806

	Utility
			Total		Alliant
Nine Months Ended September 30, 2025			Reportable		Energy
	IPL	WPL	Segments	Other	Consolidated
Electric utility revenues	$1,455	$1,373	$2,828	N/A	$2,828
Gas utility revenues	185	181	366	N/A	366
Other revenues	36	1	37	$67	104
Total revenues	1,676	1,555	3,231	67	3,298
Electric production fuel and purchased power expense	213	351	564	N/A	564
Electric transmission service expense	322	152	474	N/A	474
Cost of gas sold expense	89	91	180	N/A	180
Other operation and maintenance expense	275	222	497	33	530
Other segment items:
Depreciation and amortization expense	346	275	621	10	631
Interest expense	154	129	283	89	372
Equity income from unconsolidated investments, net	—	(1)	(1)	(40)	(41)
Income tax benefit	(98)	(9)	(107)	(2)	(109)
Other (a)	1	24	25	4	29
Net income (loss)	374	321	695	(27)	668
Construction and acquisition expenditures	976	511	1,487	161	1,648

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

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Corporate Services billings	$58	$50	$173	$147	$56	$49	$169	$144
Sales credited	15	16	26	18	60	44	125	106
Purchases billed	146	124	352	323	12	15	46	51

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Net payables to Corporate Services	$154	$135	$92	$84

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2026	2025	2026	2025
ATC billings to WPL	$44	$38	$135	$114
WPL billings to ATC	7	9	23	20

WPL owed ATC net amounts of $13 million as of September 30, 2026 and $10 million as of December 31, 2025.

Transfer of Gas Generation Assets - In the third quarter of 2026, WPL sold gas generation assets to IPL for $57 million, in connection with IPL’s development of a natural gas-fired EGU within its service territory. The transaction price was equal to WPL’s carrying value of the assets, and as a result, no gain or loss was recognized on the transaction. The transaction price is reflected in “Construction and acquisition expenditures” within investing activities in IPL’s statement of cash flows and “Other investing activities” within investing activities in WPL’s statement of cash flows for the nine months ended September 30, 2026. For Alliant Energy, the intercompany transaction is eliminated upon consolidation and therefore is not reflected in Alliant Energy’s statement of cash flows.

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

2026 HIGHLIGHTS

Key highlights since the filing of the 2025 Form 10-K include the following:

Customer Investments:
•Over the next six years, Alliant Energy currently plans to develop and/or acquire energy resources to meet the growing energy demands of its customers, including approximately 2,800 MW of new natural gas resources, approximately 1,300 MW of new energy storage, approximately 1,300 MW of new renewable generation, improvements of approximately 280 MW at existing natural gas-fired EGUs, and refurbishments at approximately 450 MW of existing wind farms. Alliant Energy is currently evaluating the impact of potential additional large load growth customers and MISO’s resource adequacy requirements on its resource plans and will update these generation investment plans as needed in the future. Estimated capital expenditures for these planned projects for 2026 through 2030 are included in the “Generation” section in the construction and acquisition table in “Liquidity and Capital Resources.” Information on IPL’s and WPL’s regulatory filings and/or approvals for future generation and energy storage projects are as follows:
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
•In July 2026, IPL filed a GCU Certificate application with the IUC for approval to construct, own and operate up to 175 MW of energy storage at the site of its Marshalltown Generating Station. A decision from the IUC is currently expected in the fourth quarter of 2026.
•In August 2026, the IUC issued an order authorizing IPL to construct, own and operate up to an additional 125 MW of energy storage at the site of its Whispering Willow - North wind farm. The order approved an increase to energy storage capacity at the site from the 75 MW previously approved to approximately 200 MW.
•In September 2026, IPL filed a GCU Certificate application with the IUC for approval to construct, own and operate up to 170 MW of energy storage at the site of its English Farms wind farm. A decision from the IUC is currently expected in the first quarter of 2027.
•In October 2026, the PSCW issued an order authorizing WPL to construct a 2 billion cubic feet liquefied natural gas facility in Rock County, Wisconsin.
•In June 2026, the Neenah Unit 2 and Sheboygan Falls Unit 2 advanced gas path projects were completed, which increased the efficiency and capacity at each of these EGUs.
•WPL currently plans to continue coal operations at Edgewater Unit 5 (414 MW) and Columbia Units 1 and 2 (595 MW in aggregate) at least through 2030 and will continue to monitor environmental regulatory developments and evaluate potential alternatives for these facilities to support system reliability, affordability and customer energy needs.

•IPL and WPL have incurred development costs associated with certain renewable generation projects. Development of these projects is dependent upon customer interest, market conditions, regulatory approvals, permitting requirements, interconnection arrangements and other economic and operational factors. Changes in these factors may result in delays, modifications or discontinuation of development activities and could result in some or all of the related project development costs not being recoverable.

Rate Matters:
Large Load Tariff – In connection with its June 2026 approval of an individual customer rate (ICR), the PSCW directed WPL to file a large load tariff applicable to all customers with demand requirements of 100 MW or greater. The requirement to file a large load tariff did not affect the PSCW’s June 2026 approval of the ICR. In addition, customers served under approved ICRs must be treated as a separate customer class for purposes of future cost-of-service studies in WPL’s next retail electric rate review. Refer to “Growing Customer Demand” for additional information regarding the approved ICR. In September 2026, WPL filed an application with the PSCW for approval of a large load tariff. The large load tariff specifies the rates, terms and conditions applicable to customers meeting the applicable threshold and describes the standards and protections WPL will apply when evaluating electric service agreements with large load growth customers. The proposed tariff would require qualifying customers to commit to an initial service term of 15 years and includes minimum demand commitments, termination charges, customer reimbursement obligations and credit support requirements. The proposed tariff is intended to require customers receiving service under the tariff to pay the generation, distribution, transmission, operating and other costs associated with serving their load and is designed to help ensure such costs are not subsidized by or shifted to other customers. A decision from the PSCW is currently expected in the first half of 2027.

IPL’s Retail Electric and Gas Rate Reviews (October 2024 Through September 2025 Forward-looking Test Period) - In August 2026, the IUC issued an order for IPL’s retail electric and gas subsequent proceeding, ordering IPL to maintain its current retail electric rates and to reduce annual base rates by $3 million for retail residential gas customers effective on October 6, 2026. The IUC also opened a separate docket to gather information to review IPL’s management efficiency.

Planned Rate Review - WPL currently expects to file a retail electric and gas rate review with the PSCW in the second quarter of 2027 for the 2028/2029 forward-looking Test Period. The key drivers for the anticipated filing include revenue requirement impacts of increasing electric and gas rate base. Any rate changes granted from this pending request are expected to be effective on January 1, 2028, with a decision from the PSCW expected by the end of 2027.

Growing Customer Demand:
•In April 2026, IPL entered into an electric service agreement with a customer who currently expects to build a data center in IPL’s service territory. This electric service agreement includes contracted peak demand of approximately 370 MW. The actual timing and amount of increases in IPL’s load are subject to various factors, including interconnections and actual customer demand, and any executed or future agreements with customers are not expected to result in immediate increases in load. In October 2026, IPL filed a request with the IUC for approval of an ICR for a data center expected to be constructed in its service territory. A decision from the IUC is currently expected in the first quarter of 2027.
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

Clean Air Act Section 111(d) - In September 2026, the EPA finalized a rule repealing the Section 111(d) emission guidelines for existing fossil-fueled EGUs, which would have imposed compliance requirements beginning in 2030 for certain affected Alliant Energy, IPL and WPL generating facilities through measures such as retirement, enforceable limits on operations, co-firing with low-GHG fuels or carbon capture and storage technology. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing or potential litigation.

Clean Air Act Section 111(b) - In September 2026, the EPA finalized a rule partially repealing the 2024 revised standards under Section 111(b), which established carbon dioxide (CO2) emission limits from certain new and reconstructed fossil-fueled EGU combustion turbines that commence operation after May 23, 2023 with a capacity greater than 25 MW. The partial repeal removes standards based on carbon capture and storage that would have been effective by January 1, 2032. However, standards requiring low-emitting fossil-fuels and highly efficient EGU design technology with best operation and maintenance practices remain in effect for certain newly constructed fossil-fueled EGUs. The EPA also issued a supplemental proposal that would rescind the greenhouse gas findings for fossil-fueled EGUs and repeal the remaining CO2 regulations for fossil-fueled EGUs under Section 111 of the Clean Air Act. Alliant Energy, IPL and WPL are currently unable to predict with certainty the future outcome or impact of these matters, including resolution of ongoing or potential litigation.

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
•In October 2026, legislation was enacted revising the Major Economic Growth Attraction program in Iowa for projects located in rural counties. The legislation allows the Iowa Economic Development Authority to provide either an investment tax credit of up to 10% of a qualifying investment for a project located in a rural county or investment tax credits of up to 5% of qualifying investments for up to two projects. The most significant provision of this program for Alliant Energy encourages economic development in IPL’s service territory by supporting certain projects with capital investments greater than $1 billion and may support the development of certain large load growth projects, including the proposed construction of a steel plant in Southeast Iowa.

Financings and Common Stock Dividends:
•Refer to “Results of Operations” for discussion of expected future issuances of common stock in 2026 through 2030 and common stock dividends in 2027, and expected future issuances and retirements of long-term debt by the end of 2027.
•In October 2026, IPL and WPL entered into loan guarantee agreements with the U.S. Department of Energy (DOE), who may guarantee borrowings of up to $3.5 billion and $1.6 billion, respectively. Refer to “U.S. Department of Energy Loan Guarantee Borrowings” in Liquidity and Capital Resources for further details.

RESULTS OF OPERATIONS

Financial Results Overview - The table below includes diluted EPS for Utilities and Corporate Services, ATC Holdings, and Non-utility and Parent, which are non-GAAP financial measures. Alliant Energy believes these non-GAAP financial measures are useful to investors because they facilitate an understanding of performance and trends, and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s net income and diluted EPS attributable to Alliant Energy common shareowners for the three and nine months ended September 30 were as follows (dollars in millions, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Income (Loss)	EPS	Income (Loss)	EPS	Income (Loss)	EPS	Income (Loss)	EPS
Utilities and Corporate Services	$412	$1.58	$292	$1.13	$775	$2.98	$707	$2.75
ATC Holdings	13	0.05	10	0.04	36	0.14	31	0.12
Non-utility and Parent	(27)	(0.11)	(21)	(0.08)	(19)	(0.08)	(70)	(0.28)
Alliant Energy Consolidated	$398	$1.52	$281	$1.09	$792	$3.04	$668	$2.59

Alliant Energy’s Utilities and Corporate Services net income increased by $120 million for the three-month period, primarily due to the timing of income taxes, higher revenue requirements from IPL’s and WPL’s capital investments, higher allowance for funds used during construction and higher retail electric sales. These items were partially offset by higher other operation and maintenance, financing and depreciation expenses.

Alliant Energy’s Non-utility and Parent net income decreased by $6 million for the three-month period, primarily due to the timing of income taxes and higher financing expense, partially offset by higher equity earnings from corporate venture investments and a state income tax apportionment charge in 2025.

Alliant Energy’s Utilities and Corporate Services net income increased by $68 million for the nine-month period, primarily due to higher revenue requirements from IPL’s and WPL’s capital investments, the timing of income taxes, higher allowance for funds used during construction and higher retail electric sales. These items were partially offset by higher other operation and maintenance, financing and depreciation expenses.

Alliant Energy’s Non-utility and Parent net income increased by $51 million for the nine-month period, primarily due to higher equity earnings from corporate venture investments, a state income tax apportionment benefit in 2026 and a state income tax apportionment charge in 2025, partially offset by higher financing expense.

Net Income Variances - The following items contributed to increased (decreased) net income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Revenues:
Changes in electric utility (Refer to details below)	$78	$23	$55	$123	$44	$79
Changes in gas utility (Refer to details below)	5	5	—	42	12	30
Changes in other utility (Refer to Note 7 for details)	(11)	(11)	—	(31)	(32)	1
Changes in non-utility	3	—	—	8	—	—
Changes in total revenues	75	17	55	142	24	110
Operating expenses:
Changes in electric production fuel and purchased power (Refer to details below)	17	17	—	42	15	27
Changes in electric transmission service (Refer to details below)	(10)	(4)	(6)	(16)	2	(18)
Changes in cost of gas sold (Refer to details below)	(1)	(3)	2	(43)	(17)	(26)
Changes in other operation and maintenance (Refer to details below)	(24)	(4)	(19)	(88)	(34)	(51)
Changes in depreciation and amortization (Higher primarily due to energy storage and electric distribution placed in service in 2025)	(12)	(6)	(6)	(34)	(14)	(21)
Changes in taxes other than income taxes	(5)	(1)	(4)	(8)	(3)	(5)
Changes in total operating expenses	(35)	(1)	(33)	(147)	(51)	(94)
Changes in operating income	40	16	22	(5)	(27)	16
Other income and deductions:
Changes in interest expense (Higher primarily due to financings completed in 2026 and 2025)	(17)	(6)	(6)	(58)	(20)	(17)
Changes in equity income from unconsolidated investments, net (Refer to Note 4 for details)	27	—	—	69	—	—
Changes in allowance for funds used during construction (Primarily due to changes in levels of construction work in progress balances related to energy storage, gas generation and refurbishments of existing wind farms)	14	11	3	34	28	6
Changes in Other	4	—	5	12	1	11
Changes in total other income and deductions	28	5	2	57	9	—
Changes in income before income taxes	68	21	24	52	(18)	16
Changes in income taxes (Refer to Note 8 for details)	49	65	9	72	54	14
Changes in net income	$117	$86	$33	$124	$36	$30

Electric and Gas Revenues and Sales Summary - Electric and gas revenues (in millions), and MWh and Dth sales (in thousands), for the three and nine months ended September 30 were as follows:

Alliant Energy	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$1,055	$996	7,146	6,974	$40	$38	3,191	3,252
Sales for resale:
Wholesale	45	51	599	713	N/A	N/A	N/A	N/A
Bulk power and other	87	64	1,391	1,497	N/A	N/A	N/A	N/A
Transportation/Other	15	13	14	13	16	13	29,980	34,593
	$1,202	$1,124	9,150	9,197	$56	$51	33,171	37,845
Nine Months
Retail	$2,630	$2,514	19,270	19,075	$367	$327	31,490	33,188
Sales for resale:
Wholesale	115	148	1,607	2,055	N/A	N/A	N/A	N/A
Bulk power and other	170	133	4,066	4,050	N/A	N/A	N/A	N/A
Transportation/Other	36	33	40	41	41	39	92,749	92,758
	$2,951	$2,828	24,983	25,221	$408	$366	124,239	125,946

IPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$606	$574	3,860	3,812	$23	$20	1,430	1,489
Sales for resale:
Wholesale	3	11	3	135	N/A	N/A	N/A	N/A
Bulk power and other	15	17	477	503	N/A	N/A	N/A	N/A
Transportation/Other	7	6	8	7	9	7	10,099	10,309
	$631	$608	4,348	4,457	$32	$27	11,529	11,798
Nine Months
Retail	$1,452	$1,377	10,529	10,537	$175	$162	14,871	15,928
Sales for resale:
Wholesale	3	39	8	478	N/A	N/A	N/A	N/A
Bulk power and other	26	19	1,469	1,199	N/A	N/A	N/A	N/A
Transportation/Other	18	20	23	23	22	23	32,289	32,675
	$1,499	$1,455	12,029	12,237	$197	$185	47,160	48,603

WPL	Electric				Gas
	Revenues		MWhs Sold		Revenues		Dths Sold
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months
Retail	$449	$422	3,286	3,162	$17	$18	1,761	1,763
Sales for resale:
Wholesale	42	40	596	578	N/A	N/A	N/A	N/A
Bulk power and other	72	47	914	994	N/A	N/A	N/A	N/A
Transportation/Other	8	7	6	6	7	6	19,881	24,284
	$571	$516	4,802	4,740	$24	$24	21,642	26,047
Nine Months
Retail	$1,178	$1,137	8,741	8,538	$192	$165	16,619	17,260
Sales for resale:
Wholesale	112	109	1,599	1,577	N/A	N/A	N/A	N/A
Bulk power and other	144	114	2,597	2,851	N/A	N/A	N/A	N/A
Transportation/Other	18	13	17	18	19	16	60,460	60,083
	$1,452	$1,373	12,954	12,984	$211	$181	77,079	77,343

Sales Trends and Temperatures - Alliant Energy’s retail electric sales volumes increased 2% and increased 1% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher sales to commercial and industrial customers at WPL and changes in temperatures, which increased sales volumes for the three-month period and decreased sales volumes for the nine-month period, compared to the same periods in 2025. Alliant Energy’s retail gas sales volumes decreased 2% and decreased 5% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to changes in temperatures and lower sales to industrial customers at IPL.

Estimated increases (decreases) to operating income from the impacts of temperatures for the three and nine months ended September 30 were as follows (in millions):

	Electric						Gas
	Three Months			Nine Months			Three Months			Nine Months
	2026	2025	Change	2026	2025	Change	2026	2025	Change	2026	2025	Change
IPL	$14	$11	$3	$5	$12	($7)	$—	$—	$—	($6)	($4)	($2)
WPL	6	(1)	7	(3)	—	(3)	—	—	—	(3)	(1)	(2)
Total Alliant Energy	$20	$10	$10	$2	$12	($10)	$—	$—	$—	($9)	($5)	($4)

Electric Sales for Resale - Alliant Energy’s and IPL’s wholesale sales volumes decreased for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025.

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

Electric Utility Revenue Variances - The following items contributed to increased (decreased) electric utility revenues for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher revenue requirements (a)	$35	$—	$35	$88	$—	$88
Higher revenues at IPL due to credits on customers’ bills through the tax benefit rider in 2025 (partially offset by changes in wholesale revenues and income taxes)	19	19	—	53	53	—
Higher (lower) sales for resale bulk power and other revenues (b)	23	(2)	25	37	7	30
Higher revenues at IPL related to changes in recovery amounts for electric transmission service costs through the transmission cost rider (mostly offset in electric transmission service expense) (Refer to Electric Transmission Service Expense Variances below)	13	13	—	23	23	—
Higher revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	9	9	—
Lower revenues primarily due to changes in retail electric fuel-related costs (Refer to Electric Production Fuel and Purchased Power Expenses Variances below) (a)	(25)	(13)	(12)	(40)	(15)	(25)
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric production fuel and purchased power expenses)	(15)	—	(15)	(39)	—	(39)
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(8)	(8)	—	(36)	(36)	—
Lower revenues at IPL due to credits on customers’ bills related to production tax credits through its fuel-related cost recovery mechanism (offset by changes in income taxes)	(4)	(4)	—	(13)	(13)	—
Estimated changes in sales volumes caused by temperatures	10	3	7	(10)	(7)	(3)
Other (primarily due to higher temperature-normalized retail sales)	30	15	15	51	23	28
	$78	$23	$55	$123	$44	$79

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
(b)Sales for resale bulk power and other revenues increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to higher prices for electricity and capacity sold by WPL to MISO wholesale energy markets. These changes were largely offset by changes in fuel-related costs.

Gas Utility Revenue Variances - The following items contributed to increased (decreased) gas utility revenues for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher (lower) revenues due to changes in gas costs (Refer to Cost of Gas Sold Expense Variances below)	$1	$2	($1)	$43	$17	$26
Higher revenue requirements (a)	1	—	1	4	—	4
Estimated changes in sales volumes caused by temperatures	—	—	—	(4)	(2)	(2)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (mostly offset by changes in energy efficiency expense)	—	—	—	(3)	(3)	—
Other	3	3	—	2	—	2
	$5	$5	$—	$42	$12	$30

(a)In December 2025, the PSCW issued an order authorizing an annual base rate increase of $7 million for WPL’s retail gas customers, covering the 2026 forward-looking Test Period, which reflects revenue requirement impacts of increasing gas rate base.

Electric Production Fuel and Purchased Power Expenses Variances - The following items contributed to (increased) decreased electric production fuel and purchased power expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in WPL refunds/collections of previous over-/under-collection of retail electric fuel-related costs (offset in electric utility revenue)	$15	$—	$15	$39	$—	$39
(Higher) lower purchased power expense (a)	(6)	(7)	1	22	22	—
Changes in regulatory recovery of retail electric fuel-related costs	9	16	(7)	5	(9)	14
(Higher) lower electric production fuel costs (b)	5	7	(2)	(17)	1	(18)
Other	(6)	1	(7)	(7)	1	(8)
	$17	$17	$—	$42	$15	$27

(a)Purchased power expense decreased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to lower prices for electricity purchased at IPL.
(b)Electric production fuel costs increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher natural gas prices and higher natural gas volumes at WPL due to higher dispatch of natural gas-fired EGUs, partially offset by lower coal volumes at WPL due to lower dispatch of coal-fired EGUs.

Electric Transmission Service Expense Variances - The following items contributed to (increased) decreased electric transmission service expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in regulatory recovery for the difference between actual electric transmission service costs and those costs used to determine rates	$11	$11	$—	$27	$27	$—
Other (primarily due to changes in transmission service costs provided by third parties)	(21)	(15)	(6)	(43)	(25)	(18)
	($10)	($4)	($6)	($16)	$2	($18)

Cost of Gas Sold Expense Variances - The following items contributed to (increased) decreased cost of gas sold expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Changes in retail gas volumes and natural gas prices	($2)	($1)	($1)	($47)	($23)	($24)
Changes in the regulatory recovery of gas costs	—	(2)	2	3	5	(2)
Other	1	—	1	1	1	—
	($1)	($3)	$2	($43)	($17)	($26)

Other Operation and Maintenance Expenses Variances - The following items contributed to (increased) decreased other operation and maintenance expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher incentive compensation expense	($17)	($9)	($8)	($37)	($20)	($17)
Higher generation and energy delivery expenses	(6)	—	(6)	(23)	(7)	(16)
Higher energy efficiency expense at IPL (mostly offset by higher revenues)	—	—	—	(9)	(9)	—
Other	(1)	5	(5)	(19)	2	(18)
	($24)	($4)	($19)	($88)	($34)	($51)

Other Future Considerations - In addition to items discussed in this report, the following key items could impact Alliant Energy’s, IPL’s and WPL’s future financial condition or results of operations:
•Financing Plans -
•Common Stock - For the remainder of 2026, Alliant Energy currently expects to physically settle up to $650 million of outstanding forward sale agreements in aggregate under the 2025 and/or 2026 at-the-market offering programs (ATM programs). From 2027 through 2030, Alliant Energy currently expects to issue up to $2.7 billion of common stock in aggregate through the ATM programs, its Shareowner Direct Plan (approximately $25 million in common stock annually) and additional future equity offerings. Refer to Note 5 for further details of common stock issuances and settlements under the 2025 and 2026 ATM programs.
•Long-term Debt - For the remainder of 2026, IPL and WPL currently expect to issue up to $200 million and $300 million of long-term debt, respectively, and in 2027, up to $1.3 billion and $500 million of long-term debt, respectively. Future IPL and WPL long-term debt issuances may include funding through the DOE Loan Guarantee Program. Refer to Liquidity and Capital Resources for further details of the program. In 2027, AEF and/or Alliant Energy at the parent company level expect to issue up to $1 billion of long-term debt in aggregate. AEF and WPL have $375 million and $300 million, respectively, of long-term debt maturing in 2027.
•Common Stock Dividends - Alliant Energy announced a 5% increase in its targeted 2027 annual common stock dividend to $2.25 per share, which is equivalent to a quarterly rate of $0.5625 per share, beginning with the February 2027 dividend payment. The timing and amount of future dividends is subject to approval of quarterly dividend declarations from Alliant Energy’s Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.
•Cash Flows from Operating Activities - Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from the transfer of future renewable tax credits to other corporate taxpayers. Refer to Note 8 for renewable tax credits transferred in October 2026. In addition, Alliant Energy, IPL and WPL currently expect an increase in future cash flows from operating activities resulting from higher retail electric sales in 2027 driven by large load growth customers. Alliant Energy and WPL also expect an increase in future cash flows from operating activities resulting from higher earnings on WPL’s increasing rate base.
•Higher Earnings on Increasing Rate Base - Alliant Energy and WPL currently expect electric and gas utility revenues to increase in 2027 compared to 2026, primarily due to impacts from increasing revenue requirements related to investments in the utility business. IPL currently expects an increase in its effective income tax rate in 2027 compared to 2026 due to higher income before income taxes, partially offset by greater utilization of investment tax credits. Investment tax credits resulting from IPL energy storage projects placed in service and/or expected to be placed in service in 2026 and 2027 may be utilized to offset any revenue deficiency on an annual basis up to the earnings sharing mechanism threshold included in IPL’s retail electric rate review settlement agreement.
•Sales Trends - Alliant Energy, IPL and WPL currently expect an increase in retail electric sales in 2027 compared to 2026 driven by large load growth customers, including data center customers and other economic development activities. Refer to “Growing Customer Demand” for further discussion.
•Depreciation and Amortization Expense - Alliant Energy, IPL and WPL currently expect an increase in depreciation and amortization expense in 2027 compared to 2026 due to capital projects placed in service in 2026 and 2027.
•Interest Expense - Alliant Energy, IPL and WPL currently expect an increase in interest expense in 2027 compared to 2026 due to financings completed in 2026 and planned in 2027.
•Equity Income from Unconsolidated Investments - Alliant Energy’s equity earnings from certain corporate venture fund investments have increased during 2026 due to increased valuations of certain underlying investments within the venture funds. Refer to Note 4 for further details.
•Allowance for Funds Used During Construction - Alliant Energy, IPL and WPL currently expect an increase in allowance for funds used during construction in 2027 compared to 2026 largely due to changes in construction work in progress balances related to construction activity on capital projects.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources summary included in the 2025 Form 10-K has not changed materially, except as described below.

Liquidity Position - At September 30, 2026, Alliant Energy had $26 million of cash and cash equivalents, $596 million ($139 million at the parent company, $300 million at IPL and $157 million at WPL) of available capacity under the single revolving credit facility and no available capacity at IPL under its sales of accounts receivable program at the current limit on cash proceeds.

Capital Structure - The following table shows financial capital structures as of September 30, 2026, as well as an adjusted capitalization structure that Alliant Energy believes is consistent with how a majority of the rating agencies currently view its junior subordinated notes (in millions):

	Alliant Energy		IPL	WPL
	Actual	Adjusted (a)	Actual	Actual
Common equity	$7,808	$8,171	$5,284	$4,662
Long-term debt (including current maturities)	11,459	11,096	5,179	3,672
Short-term debt	1,104	1,104	—	143
Total capitalization	$20,371	$20,371	$10,463	$8,477
Total debt	$12,563	$12,200	$5,179	$3,815
Ratio of debt to total capitalization	62%	60%	49%	45%

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

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2026	2025	2026	2025	2026	2025
Cash, cash equivalents and restricted cash, January 1	$556	$81	$7	$29	$37	$51
Cash flows from (used for):
Operating activities	909	900	249	289	612	573
Investing activities	(1,538)	(1,605)	(686)	(660)	(714)	(530)
Financing activities	99	1,127	442	551	78	(83)
Net increase (decrease)	(530)	422	5	180	(24)	(40)
Cash, cash equivalents and restricted cash, September 30	$26	$503	$12	$209	$13	$11

Operating Activities - The following items contributed to increased (decreased) operating activity cash flows for the nine months ended September 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Higher collections from WPL’s retail electric and gas base rate increases	$92	$—	$92
Higher collections from IPL’s retail customers due to credits on customers’ bills related to the tax benefit rider in 2025	53	53	—
Timing of WPL’s fuel-related cost recoveries from retail electric customers	(53)	—	(53)
Changes in interest payments	(40)	(12)	(10)
Lower wholesale revenues at IPL primarily due to lower sales from the expiration of IPL’s wholesale power agreement with Southern Minnesota Energy Cooperative in 2025	(36)	(36)	—
Changes in levels of materials and supplies	(26)	(12)	(14)
Other (primarily due to other changes in working capital)	19	(33)	24
	$9	($40)	$39

Investing Activities - The following items contributed to increased (decreased) investing activity cash flows for the nine months ended September 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Purchases of short-term investments in 2025	$250	$—	$—
Lower (higher) utility construction and acquisition expenditures (a)(b)	(156)	8	(221)
Other (b)(c)	(27)	(34)	37
	$67	($26)	($184)

(a)Largely due to higher expenditures for IPL’s gas generation and WPL’s refurbishment of existing wind farms, partially offset by lower expenditures for IPL’s energy storage.
(b)Refer to Note 14 for details of the transfer of gas generation assets from WPL to IPL.
(c)Includes higher cash payments related to cost of removal obligations at IPL and WPL.

Construction and Acquisition Expenditures - Construction and acquisition expenditures and financing plans are reviewed, approved and updated as part of the strategic planning process. Changes may result from a number of reasons, including changes in expected load growth, regulatory requirements, changing legislation, not obtaining favorable and acceptable regulatory approval on certain projects, changing costs of projects due to market conditions and the impact of tariffs, improvements in technology, and improvements to ensure resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future construction and acquisition expenditures. As a result, they have some discretion with regard to the level and timing of these expenditures. Construction and acquisition expenditures for 2026 through 2030 are currently anticipated as follows (in millions), which are focused on adding renewable generation and energy storage projects, dispatchable thermal generation and Liquified Natural Gas (LNG) projects to meet growing customer demand for electricity and natural gas, including expected future data center growth from currently executed electric service agreements, and strengthening the resiliency and reliability of the electric and gas distribution systems. Alliant Energy, IPL and WPL are currently evaluating the impacts of tariffs, recently enacted legislation and additional potential large load growth customers on their resource plans, and will update their anticipated construction and acquisition expenditures as needed in the future. Cost estimates represent Alliant Energy’s, IPL’s and WPL’s portion of construction expenditures and exclude allowance for funds used during construction and capitalized interest, if applicable. Refer to “Customer Investments” for further discussion of certain key utility business projects impacting construction and acquisition plans, and the related regulatory filings.

	Alliant Energy					IPL					WPL
	2026	2027	2028	2029	2030	2026	2027	2028	2029	2030	2026	2027	2028	2029	2030
Generation:
Renewables and energy storage projects	$695	$1,250	$1,890	$1,650	$335	$365	$1,055	$1,240	$1,020	$230	$315	$265	$650	$630	$105
Thermal generation & LNG	1,250	2,090	1,855	1,655	1,205	830	1,630	1,535	1,485	1,065	385	460	320	170	140
Distribution:
Electric systems	525	540	525	530	660	270	240	230	225	320	255	300	295	305	340
Gas systems	135	150	155	160	165	70	85	90	90	90	65	65	65	70	75
Other	255	275	310	290	245	55	50	40	65	70	45	35	40	55	40
	$2,860	$4,305	$4,735	$4,285	$2,610	$1,590	$3,060	$3,135	$2,885	$1,775	$1,065	$1,125	$1,370	$1,230	$700

Financing Activities - The following items contributed to increased (decreased) financing activity cash flows for the nine months ended September 30, 2026 compared to the same period in 2025 (in millions):

	Alliant Energy	IPL	WPL
Lower net proceeds from issuance of long-term debt	($1,678)	($392)	$—
(Higher) lower payments to retire long-term debt	(775)	300	—
Changes in common stock dividends	(22)	150	(1)
Net changes in the amount of commercial paper outstanding	982	(38)	134
Higher proceeds from issuance of other short-term borrowings	400	—	—
Higher net proceeds from common stock issuances	57	—	—
Higher (lower) capital contributions from IPL’s and WPL’s parent company, Alliant Energy	—	(135)	20
Other	8	6	8
	($1,028)	($109)	$161

Common Stock Issuances and Common Stock Dividends - Refer to Note 5 for discussion of common stock issuances by Alliant Energy in 2026 and Alliant Energy’s at-the-market offering programs. Refer to “Results of Operations” for discussion of expected future issuances of common stock for the remainder of 2026 through 2030 and common stock dividends in 2027.

Short-term Debt - Refer to Note 6(a) for discussion of Alliant Energy’s term loan credit agreement entered into in 2026.

Long-term Debt - Refer to Note 6(b) for discussion of issuances and/or retirements of long-term debt by Alliant Energy, AEF and IPL in 2026. Refer to “Results of Operations” for discussion of expected future issuances and retirements of long-term debt by the end of 2027.

U.S. Department of Energy (DOE) Loan Guarantee Borrowings - In October 2026, IPL and WPL each entered into a loan guarantee agreement with the DOE. Under the agreements, the DOE may guarantee borrowings of up to $3.5 billion for IPL and up to $1.6 billion for WPL, subject to satisfaction of applicable conditions and requirements. The guaranteed financing is intended to support eligible energy infrastructure projects and could provide lower-cost financing for the benefit of IPL’s and WPL’s customers. No amounts have been borrowed under the loan guarantee agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2026 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended September 30, 2026.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors described in Item 1A in the 2025 Form 10-K have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2026 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
July 1 through July 31	5,974	$76.40	—	N/A
August 1 through August 31	2,730	70.35	—	N/A
September 1 through September 30	8	65.38	—	N/A
	8,712	74.49	—

(a)All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of Alliant Energy, IPL or WPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Alliant Energy, effective July 31, 2026 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-9894))
3.2	Amended and Restated Bylaws of IPL, effective July 31, 2026 (incorporated by reference to Exhibit 3.2 to IPL’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-4117))
3.3	Amended and Restated Bylaws of WPL, effective July 31, 2026 (incorporated by reference to Exhibit 3.3 to WPL’s Form 10-Q for the quarter ended June 30, 2026 (File No. 0-337))
4.1
Officer’s Certificate, dated August 21, 2026, creating IPL’s 5.100% Senior Debentures due September 30, 2031 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K filed August 21, 2026 (File No. 1-4117))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October 2026.

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

